Form 10-K405
period 1996-03-31
STERIS CORP
filed 1996-06-25
CIK 815065

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

                         COMMISSION FILE NUMBER 0-20165
                               STERIS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    OHIO                                          34-1482024
          (STATE OF INCORPORATION)                             (I.R.S. EMPLOYER
                                                              IDENTIFICATION NO.)

              5960 HEISLEY ROAD                                  216-354-2600
             MENTOR, OHIO 44060                         (REGISTRANT'S TELEPHONE NUMBER
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                        COMMON SHARES, WITHOUT PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price of such stock as of May 31, 1996: $1,081,472,906

     The number of Common Shares outstanding as of May 31, 1996: 33,144,380

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1996 Annual Meeting -- Part III
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

     STERIS Corporation (the "Company" or "STERIS") develops, manufactures, and markets infection prevention systems and related consumables, accessories, and services for the worldwide health care market.

     On May 13, 1996, STERIS acquired AMSCO International, Inc. ("AMSCO") pursuant to a merger in which AMSCO became a wholly-owned subsidiary of STERIS. Because the merger, which was accounted for as a pooling of interests, occurred subsequent to March 31, 1996, the information presented in this Annual Report on Form 10-K does not give effect to the impact of the merger. Consequently, unless otherwise expressly stated, the information presented relates to the Company prior to the merger.

     The Company's products address a number of trends in the health care industry: the growth in numbers and types of minimally invasive procedures (such as laparoscopic cholecystectomy and colonoscopy) that use delicate and expensive devices; heightened public and professional concern regarding the transmission of infectious diseases such as AIDS, hepatitis, and tuberculosis; the growth in the provision of health care services in non-hospital settings; and concern regarding the handling and disposal of biohazardous materials. These trends have expanded the demand for rapid, safe, and efficient infection prevention systems for critical tasks such as the sterile processing of devices and the destruction, decontamination, and disposal of potentially infectious biohazardous waste.

     The Company's systems support cost containment, productivity, and risk reduction in health care institutions through process standardization, automatic monitoring and documentation, decentralization, and reduced processing time. STERIS SYSTEM 1TM, the Company's site-of-care sterile processing system, enables health care professionals to safely and economically sterilize immersible surgical and diagnostic devices between patient procedures in less than thirty minutes. The Company recently introduced two newly developed systems relating to the containment and safe disposal of potentially infectious waste. EcoCycle 10TM is a complete system for the destruction and decontamination of potentially infectious solid waste at or near the point of generation. SafeCycle 40TM is designed for the safe collection, containment, and disposal of blood and other potentially infectious fluid waste generated in surgical and diagnostic procedures. Each major product line addresses a specific infection prevention challenge.

     Since commercially introducing STERIS SYSTEM 1 in November 1988, the Company has sold over 9,000 STERIS SYSTEM 1 units to more than 3,750 health care facilities, including hospitals, medical centers, ambulatory facilities, and physician offices. EcoCycle 10 and SafeCycle 40 are in the early stages of market introduction. The Company plans to introduce EcoCycle 10 in international markets where it has appropriate regulatory clearances while pursuing further state clearance in the United States. SafeCycle 40 can be sold in all fifty states and the Company is pursuing regulatory clearance in international markets. Other potential products are in various stages of development and regulatory review.

     The Company's proprietary anti-microbial chemistry technology destroys microorganisms on inanimate surfaces rapidly and safely at low temperatures. The Company's strategy is to employ this technology in commercial applications with a focus on sterile processing, biohazardous waste processing, and other applications in the health care industry. The technology also has potential applications in a wide variety of other settings where cleanliness or low temperature destruction of microorganisms is important.

RECENT DEVELOPMENTS

     On January 11, 1996, STERIS announced the January 8, 1996 acquisition of Ecomed, Inc. ("Ecomed"), a privately held company located in Indianapolis, Indiana. Previously, STERIS and Ecomed worked jointly, under a business development agreement, to produce EcoCycle 10. With the acquisition, STERIS obtained all rights on a worldwide basis to Ecomed's proprietary technology and the manufacture and distribution of EcoCycle 10. On January 25, 1995, STERIS received notification from the U.S. Environmental Protection Agency ("EPA") of the acceptance of expanded claims for STERIS's proprietary anti-microbial chemistry relating to the operation of EcoCycle 10.

     On December 18, 1995, STERIS and AMSCO announced that their respective Boards of Directors had approved a definitive merger agreement pursuant to which STERIS would acquire AMSCO in exchange for shares of STERIS. The merger was consummated on May 13, 1996. Under the terms of the agreement, AMSCO stockholders received 0.46 share of STERIS Common Shares for each outstanding share of AMSCO common stock. The merger qualified as a tax-free reorganization and as a pooling of interests for accounting purposes.

     The merger brought together two of the most recognized names in health care, infection prevention, and surgical support markets. AMSCO -- a 100-year old sterilization, infection control, and surgical products pioneer -- is the premier manufacturer of large scale, high quality central processing systems.

PRINCIPAL PRODUCTS AND SERVICES

     The fundamental technology of STERIS is the rapid, safe, low temperature chemical destruction of microorganisms on inanimate surfaces. The Company focused its initial development of this technology on sterile processing applications in the health care industry, such as the sterile processing of heat sensitive, sophisticated devices used for minimally invasive surgical and diagnostic procedures. In addition, STERIS manufactures products utilizing anti-microbial chemistry technology which address the safe handling of potentially infectious solid and fluid waste at the point of generation.

     The Company's principal product line is STERIS SYSTEM 1, a complete system for just-in-time sterile processing at or near the site of patient care.

     STERIS SYSTEM 1 consists of a tabletop microprocessor-controlled unit, a patented single-use sterilant, and multiple adapter trays and containers. The Company's sterilant, STERIS 20TM, combines a chemical biocidal agent with a proprietary anti-corrosion formulation to provide low temperature destruction of microorganisms. The Company's process significantly reduces environmental and human safety risks associated with conventional low temperature sterilization and disinfection systems.

     The Company has recently introduced two new product lines into the market.

     ECOCYCLE 10 is an innovative waste processing system employing proven STERIS anti-microbial technology to eliminate potentially infectious solid waste at or near the site of generation. The system simultaneously grinds and decontaminates biohazardous waste, rendering it safe and unrecognizable in less than 15 minutes. Solid waste volumes are reduced up to 80% and can be handled as clean refuse. Decontaminated liquids are automatically separated and safely disposed into the sanitary sewer system. EcoCycle 10 is compact, inexpensive to operate, and satisfies recognized guidelines for safe and effective operation.

     SAFECYCLE 40 is a self-contained fluid waste management system designed to collect, contain, transport, and safely dispose of potentially infectious fluid waste such as that generated during surgical procedures. The system eliminates the need for up to 13 suction canisters while significantly reducing the possibility of exposure to biologically contaminated fluids.

     All three systems -- STERIS SYSTEM 1, EcoCycle 10, and SafeCycle 40 -- are conceptually similar. Each system addresses a specific infection prevention challenge. The components of each system include a processor priced at under $20,000, processing chambers, a proprietary single use chemical package, and a variety of accessory items. The only installation requirements for all systems are tap water, electricity, and a drain. All systems are easy to use, have relatively short processing cycles, and are designed to be installed and operated at or near the site of patient care.

     The following table shows revenues (in thousands) attributable to the Company's principal product lines and associated percentages of net revenue for the last three fiscal years:

                                                       YEARS ENDED MARCH 31
                                   -------------------------------------------------------------
                                         1996                  1995                  1994
                                   -----------------     -----------------     -----------------
                                                      (DOLLARS IN THOUSANDS)
    Systems....................    $44,401      48.7%    $31,929      49.7%    $26,315      57.5%
    Sterilant and
      decontaminant............     23,495      25.8      14,969      23.3       8,358      18.2
    Consumables, services, sup-
      plies, and accessories...     23,093      25.3      15,227      23.7      10,517      22.9
    Other......................        203        .2       2,147       3.3         632       1.4
                                   -------     -----     -------     -----     -------     -----
                                   $91,192     100.0%    $64,272     100.0%    $45,822     100.0%
                                   =======     =====     =======     =====     =======     =====

MANUFACTURING

     The Company performs the final assembly, packaging, and quality assurance of the key elements of all systems including processors, trays and containers, and proprietary chemistry products. STERIS intends to control the packaging of chemicals and the quality assurance of key elements of other systems and new products. Various sub-assemblies, parts, raw chemicals, and accessories are obtained from multiple sources. STERIS's subsidiary, Ecomed, provides the finished processor and chamber components of the solid waste system.

THE MARKETS AND METHODS OF DISTRIBUTION

     A significant element in the operation of all health care facilities is the sterilization or disinfection of reusable surgical instruments. Conventional sterile processing regimens for medical instruments involve high temperatures (such as steam and dry heat units) or chemicals (such as ethylene oxide gas) and are typically performed at central processing sites in health care facilities. Central processing requires multiple handling of instruments and time-consuming transportation to and from the site of patient care. Disinfection regimens use chemicals such as glutaraldehyde that create hazardous chemical waste and may require special disposal. The safety and environmental risks and economic disadvantages implicit in these processes, together with a number of trends in the health care industry, have created a market opportunity for new sterile processing regimens.

     The Company emphasizes sales of STERIS SYSTEM 1 for use in hospital operating rooms. In addition, the Company's sales force targets ambulatory-outpatient surgery centers, endoscopy programs, non-hospital surgery and urgent care centers, and office-based physician groups. The sales force also focuses on sales of additional units to existing Customers. New products, such as EcoCycle 10 and SafeCycle 40, are intended to be targeted at a similar current and potential customer base.

     STERIS has, as of March 31, 1996, 63 direct sales representatives and 12 regional sales managers in North America, all of whom have experience either in health care sales or in nursing or operating room management. The sales representatives reside in major metropolitan market areas throughout the U.S. and Canada. STERIS also has, as of March 31, 1996, 62 field service representatives, who are supported by an in-house service and field support department and provide on-site service in Customer facilities in the U.S. and Canada.

     Customer training is one of the most important aspects of the STERIS marketing plan. In addition to on-site training, STERIS provides a two-day course for Customer operators at the Company's Training and Education Center in Mentor, Ohio. The program enables the Customer representative to understand fully the fundamentals of the STERIS PROCESS and the theory and operation of STERIS SYSTEM 1. The Operator Training Program is approved by the Ohio Nurses Association to offer contact hours for continuing education to eligible course participants. The Ohio Nurses Association has been authorized by the American Nurses Credentialing Center's Commission on Accreditation to approve continuing education programs that meet standards established by the Commission. The program was implemented in July 1991, and, as of March 31, 1996, more than 7,000 Customer representatives, primarily nurses and department managers, have received training at STERIS. The Company provides a separate training program for biomedical engineers employed by the Company's Customers on a fee basis. As of March 31, 1996, more than 600 biomedical engineers have received training at STERIS.

     The Company has adopted a strategy focused on employing direct sales, service, and support personnel in top international markets while contracting with distributors in other selected markets. STERIS currently has subsidiaries and support personnel in Belgium, Canada, Germany, Hong Kong, Italy, and the United Kingdom. STERIS has distribution agreements with medical supply distributors in Australia, and various countries in Asia, Europe, and the Middle East.

     In 1995, STERIS opened a new office and training center in Hong Kong to support its direct sales and distribution efforts throughout Asia. The Company also opened a new office, distribution, and training center in Orsingen-Nenzingen, Germany for its direct operations in Germany. It has representative offices in Belgium, Korea, and Singapore.

     The Company believes that one of its strengths is its broad Customer base with no single Customer accounting for a significant percentage of sales during the twelve-month period ended March 31, 1996.

COMPETITION

     A number of methodologies and commercial products are available for general sterilization purposes. Castle Division of MDT Corporation, J&J Medical, Inc. (a subsidiary of Johnson & Johnson), and the Medical-Surgical Products Division of 3M Corporation are well-known U.S. companies offering products for general sterilization and disinfection. Competition in the market served by the Company is based upon product design and quality, product innovation, and product serviceability that results in the greatest overall value to the customer. In addition, there is significant price competition among various instrument preparation processes.

     In October, 1993, J&J Medical announced that it had received market clearance from the U.S. Food and Drug Administration ("FDA") for its sterilization product. This product is based on a vapor-phase hydrogen peroxide technology which can address the low temperature sterilization market.

     On January 1, 1995, Abtox, Inc. announced that it entered the U.S. healthcare sterilization market with its PlazlyteTM Sterilization System. The system, successfully introduced in Canada and Europe in 1993, received clearance for sales in the United States by the FDA. This product is based on peracetic acid in vapor phase which can address the low temperature sterilization market.

     Other smaller, early-stage companies are believed to be working with a variety of other technologies and sterilizing agents, including microwave, ozone, plasma, chlorine dioxide, peracids, and formaldehyde. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination.

     STERIS anticipates that it may face increased competition in the future as new sterile processing systems enter the market. There can be no assurance that new products developed by the Company's competitors will not be more commercially successful than those currently developed by STERIS or that may be developed by STERIS. In addition, some of STERIS's existing or potential competitors have substantially greater financial, technical, and human resources than the Company. Accordingly, the Company's competitors may succeed in developing and commercializing products more rapidly than the Company.

GOVERNMENT REGULATION

     Under the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), certain chemical germicides are subject to regulation by the EPA. Pursuant to the requirements of FIFRA, the Company has provided the EPA with toxicity, product chemistry, and efficacy data relating to STERIS 20, STERIS SW, and STERIS LW. Based on this data, the EPA has registered STERIS 20, STERIS LW, and STERIS SW and has accepted the Company's labeling as accurately representing the toxicity and potential hazards of these products. By virtue of this registration, the EPA is authorized to inspect and sample STERIS 20, STERIS SW, and STERIS LW as it deems necessary. In addition, the sterilant solution that is discharged at the end of each STERIS SYSTEM 1 cycle has passed fish toxicity tests as required by the State of California.

     Certain of the Company's products are regulated by the FDA and state and foreign governmental authorities. These regulations govern introduction of new medical devices, compliance with FDA Good Manufacturing Practices in the manufacture of these devices, observance of certain labeling standards, maintenance of certain records, and reporting of potential product defects to the FDA. The Company's regulated products are also subject to inspection by the FDA after they receive market clearance. The Company, its production facilities, and certain chemicals used by the Company in its production processes are subject to other environmental, health and safety, and transportation regulations of various federal, state, and local agencies.

     The Company has completed the FDA 510(k) review, Underwriters' Laboratories, and Canadian Standards Association processes for STERIS SYSTEM 1, EcoCycle 10, and SafeCycle 40, and believes that it has completed the necessary EPA and state environmental protection agency registrations for STERIS 20 sterilant. STERIS SYSTEM 1 has completed the TUV/VDE (Europe) approval. In addition, STERIS SYSTEM 1 has the CE mark (European conformity) for the EMC Directive. As part of these processes, the Company has successfully completed testing required by the EPA and state environmental protection agencies and the FDA, including biocidal tests (Association of Analytical Chemists sporicidal, bacterial, fungicidal, virucidal, and tuberculocidal), toxicology tests, and materials compatibility tests. SafeCycle 40 has been cleared for marketing for its intended use by the FDA. The EPA has accepted expanded claims for STERIS's proprietary anti-microbial chemistry for EcoCycle 10.

     The regulatory approval and product acceptance processes in foreign countries are highly variable and localized. The Company intends to comply with relevant regulations through its independent efforts and those of its foreign distributors.

EMPLOYEES

     As of March 31, 1996, the Company employed 560 employees. As of that date, none of the Company's employees were covered by collective bargaining agreements. Management considers its relations with employees to be good.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

     The Company protects its technology by, among other means, filing U.S. and foreign (Australia, Canada, Europe, and Japan) patent applications for technology that it considers important to its business. The Company also relies upon trade secrets and technical know-how and continuing technological innovation to develop and maintain its competitive position. The U.S. Patent Office has, as of March 31, 1996, issued 16 patents covering the sterile processing method, various components of the complete system, and the chemical sterilant formulation and potential future products. The Company's U.S. patents expire between 2005 and 2014. The Company, as of March 31, 1996, has 18 U.S. patents pending. The Company has 87 foreign patents with 28 additional foreign patents pending. The Company's foreign patents expire between 2007 and 2012.

     "STERIS" is registered as a trademark and as a service mark with the United States Patent and Trademark Office. "STERIS" has also been registered as a trademark in 28 foreign countries. Additional trademark registrations are pending in 12 countries.

RESEARCH AND DEVELOPMENT

     The Company expended approximately $8.3 million, $6.6 million, and $4.4 million on research and development in fiscal years 1996, 1995, and 1994, respectively. The Company's research and development is primarily directed toward application of the Company's anti-microbial chemistry technology.

ITEM 2.  PROPERTIES

OWNED PROPERTIES

     The Company owns the properties shown in the following table:

                        PROPERTY USE                        LOCATION       SQUARE FEET
     ---------------------------------------------------  -------------    -----------
     Corporate and division offices, distribution,
       sales, administration, and Customer supported
       training                                           Mentor, Ohio        86,000
     Product packaging                                    Mentor, Ohio        26,000
     Production space and product packaging               Mentor, Ohio        40,000

LEASED PROPERTIES

     The Company leases the properties shown in the following table:

                PROPERTY USE                 LOCATION         LEASE EXPIRATION      SQUARE FEET
    ------------------------------------  ---------------     -----------------     -----------
    Offices, laboratory and production    Mentor, Ohio        May, 1999                42,000
      space
    Sales, service, and support offices   Brussels,           Month-to-Month              500
                                          Belgium
    Sales, service, and support offices   Mississauga,        September, 1997           2,300
                                          Ontario, Canada
    Sales, service, and support offices   Hong Kong           December, 1996            4,000
    Sales, service, and support offices   Singapore           Month-to-Month              500
    Warehouse                             Aartselaar, The     Month-to-Month              100
                                          Netherlands
    Sales, service, and support offices   Orsingen-           September, 2000           7,000
                                          Nenzingen,
                                          Germany
    Sales, service, and support offices   Asti, Italy         March, 2002               7,000
    Sales, service, and support offices   Oxfordshire,        June, 2006               10,000
                                          United Kingdom
    Warehouse                             Canada              September, 1997           2,000
    Offices, production and warehouse     Indianapolis,       November, 1999           20,000
      space                               Indiana

     The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation or environmental regulation proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1996 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

                     NAME                   AGE                    POSITION
    --------------------------------------  ---     --------------------------------------
    Bill R. Sanford.......................  52      Chairman of the Board of Directors,
                                                    President, and Chief Executive Officer
    J. Lloyd Breedlove....................  48      Senior Vice President
    Michael A. Keresman, III..............  38      Senior Vice President, Chief Financial
                                                    Officer, and Secretary
    Roy K. Malkin.........................  50      Senior Vice President
    Craig E. Herrod.......................  39      Vice President
    William A. O'Riordan..................  37      Vice President
    Gerard J. Reis........................  44      Vice President
    Paul A. Zamecnik......................  36      Vice President
    Dennis P. Patton......................  47      Treasurer

     The following is a brief account of the business experience during the past five years of each such executive officer.

          BILL R. SANFORD has served as Chairman of the Board of Directors, President, and Chief Executive Officer since April 1, 1987.

          J. LLOYD BREEDLOVE joined the Company as Executive Vice President in August 1991. He now serves as a Senior Vice President of the Company and President of the Company's Americas Division that was established in November 1993. Prior to joining the Company, Mr. Breedlove was employed by Catheter Research, Inc. as Vice President of Sales and Marketing from November 1989 to October 1990, and President from October 1990 to August 1991.

          MICHAEL A. KERESMAN, III joined the Company in January 1988 as Director of Finance and has held positions as Vice President of Finance, Vice President of Finance and Administration, Vice President of Finance and Operations, and Vice President Business Development. He currently serves as a Senior Vice President, Chief Financial Officer, and Secretary.

          ROY K. MALKIN joined the Company in July 1994 as a Senior Vice President with responsibility for directing and managing the Discovery & Development Division. Prior to joining the Company, Mr. Malkin served from June 1984 through July 1994 as President of RKM Enterprises Ltd. which provided consulting services to STERIS and other multinational corporations in sales, marketing, product development, and distribution.

          CRAIG E. HERROD joined the Company in June 1989 as Director of Sales and was promoted to Vice President in August 1989. He currently serves as a Vice President of the Company and President of the Company's International Division. He was appointed as an executive officer of the Company in July 1995.

          WILLIAM A. O'RIORDAN joined the Company in June 1991 as Systems Support Manager. Mr. O'Riordan has also served as Director of Customer Support. He currently serves as a Vice President with responsibility for Operations. He was appointed as an executive officer of the Company in July 1995.

          GERARD J. REIS joined the Company in 1994 as a Vice President with responsibility for Administration and Human Resources. He was appointed as an executive officer of the Company in July 1995. Prior to joining the Company, Mr. Reis served as Vice President for Student Services/College Development at Lakeland Community College from 1989 to 1994.

          PAUL A. ZAMECNIK joined the Company in July 1992 as Director of Marketing and was promoted to Vice President in November 1993. He currently serves as a Vice President with responsibility for Regulatory Affairs and Quality Systems. He was appointed as an executive officer of the Company in July 1995. Prior to joining the Company, Mr. Zamecnik served from July 1987 through June 1992 as an Engagement Manager with McKinsey & Company.

          DENNIS P. PATTON joined the Company in November 1993 as Director of Finance. He currently serves as the Treasurer. He was appointed as an executive officer of the Company in July 1995. Prior to joining the Company, Mr. Patton was with the National Office of Ernst & Young LLP from 1988 to 1991 and was a Principal with Hillow, Gornik & Company, Certified Public Accountants, from 1991 to 1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

MARKET INFORMATION AND DIVIDENDS

     The Company's Common Shares are traded on the NASDAQ National Market System under the symbol "STRL." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Shares as quoted by NASDAQ. These prices have been adjusted to reflect a 2-for-1 stock split by means of a 100% stock dividend on STERIS Common Shares that was effective August 24, 1995. These prices do not include retail markups, markdowns, or commissions.

                                 FISCAL 1996                           HIGH     LOW
        -------------------------------------------------------------  ----     ----
        1st Quarter..................................................  $28 1/2  $18 1/4
        2nd Quarter..................................................   43       22 7/8
        3rd Quarter..................................................   45       28 3/4
        4th Quarter..................................................   36 1/2   28 7/8

                                 FISCAL 1995                           HIGH     LOW
        -------------------------------------------------------------  ----     ----
        1st Quarter..................................................  $14     $ 9
        2nd Quarter..................................................   13 3/8   8 3/8
        3rd Quarter..................................................   20      12 3/8
        4th Quarter..................................................   22 1/8  14 7/8

     The Company has not paid any dividends on its Common Shares since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company has entered into a credit agreement which includes operational conditions and financial ratio covenants that, in certain circumstances, could limit the Company's ability to pay dividends. The Company currently intends to retain all of its earnings for the operation and expansion of its business.

     At May 31, 1996, there were approximately 2,412 holders of record of the Company's Common Shares.

ITEM 6.  SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with the financial statements and related notes included herein.

                                                            YEARS ENDED MARCH 31
                                           -------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                           -------     -------     -------     -------     -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONAL DATA:
  Net sales..............................  $91,192     $64,272     $45,822     $26,662     $12,943
  Gross profit...........................   57,320      40,377      27,926      15,592       7,071
  Income (loss) from operations..........   20,279      13,226       7,983       2,261         (14)
  Net income(1)..........................   12,794       8,736       6,366       2,508          36
  Net income (loss) per share(2).........    $0.66     $  0.46     $  0.34     $  0.16     $ (0.10)
  Shares used in computing net income
     (loss) per share(3).................   19,504      19,008      18,694      16,074       4,344
BALANCE SHEET DATA:
  Working capital........................  $33,088     $29,489     $30,289     $24,855     $ 3,796
  Total assets...........................   85,367      54,893      42,715      30,862       7,964
  Long-term debt.........................      300         400           0           0          14
  Total liabilities......................   22,973      10,298       7,557       3,972       2,758
  Redeemable preferred shares............        0           0           0           0      11,352
  Total shareholders' equity (deficit)...  $62,394     $44,595     $35,158     $26,890     $(6,146)

- ---------------

(1) Effective April 1, 1993, the Company was required to adopt SFAS No. 109, Accounting for Income Taxes. This adjustment related primarily to the recording of available net operating loss carryforwards which were used by year end. The cumulative effect of this change in method of accounting for income taxes increased net income by $1,220,000 as reflected in the March 31, 1994 financial statements.

(2) In 1992, net loss per share resulted in periods where there was net income because of preferred share dividend requirements. The 1994 net income per share included $0.06 as a result of the change in method of accounting for income taxes.

(3) On July 25, 1995, the Company announced a 2-for-1 stock split by means of a 100% stock dividend on STERIS Common Shares. The stock split was effective August 24, 1995 to shareholders of record as of August 7, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was established in August 1985 under the name of Innovative Medical Technologies, Corp. During its first two years of existence, the Company had only one full-time and one part-time employee, both of whom concentrated on research efforts. In 1987, the Company changed its name to STERIS Corporation, completed its first venture capital financing, added an experienced management team, and expanded its research efforts.

     In 1988, the Company's chemical sterilant, STERIS 20, was successfully registered with the EPA and the Company's first product line, STERIS SYSTEM 1, received market clearance from the FDA. The Company began commercial shipments of STERIS SYSTEM 1 with deliveries to hospitals in November 1988.

     The Company has a direct North American sales force of 63 direct sales representatives as of March 31, 1996, all of whom have experience either in health care sales or in nursing or operating room management.

The Company also employs 62 field service representatives as of March 31, 1996. Additionally, the Company has entered into distribution agreements with medical supply distributors in Asia, Australia, Europe, and the Middle East. The Company's wholly-owned Belgium subsidiary is used to distribute products in Belgium and support European distributors. The Company provides direct sales, service, and Customer support in Canada. The Company's Hong Kong office is used to support Asia Pacific distributors and end users. The Company has established direct operations through its wholly-owned subsidiaries in Germany, Italy, and the United Kingdom.

     Several developing trends have created market opportunities for low temperature, rapid sterilization, cleaning, and decontamination processes that surmount the practical difficulties associated with such regimens. These trends include heightened public and professional concern regarding the transmission of infectious diseases such as AIDS, hepatitis, and tuberculosis; increased use of endoscopic devices for minimally invasive surgical procedures that enter body cavities where infection would be catastrophic; increasing pressure facing the health care industry to contain costs and increase productivity; increased decentralization of the delivery of patient care; and public concern regarding the handling and disposal of biohazardous waste. The Company believes these factors will increase the demand for low temperature, rapid, safe, and standardized infection prevention systems such as STERIS SYSTEM 1, EcoCycle 10, and SafeCycle 40.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Net sales increased by 41.9% to $91.2 million in fiscal 1996 from $64.3 million in fiscal 1995. Sales of systems increased by 39.1% to $44.4 million in fiscal 1996 from $31.9 million in fiscal 1995. Sales of sterilant and decontaminant increased by 57.0% to $23.5 million in fiscal 1996 from $15.0 million in fiscal 1995. Other revenue (accessories, consumables, services, supplies, and other) increased by 33.9% to $23.3 million in fiscal 1996 from $17.4 million in fiscal 1995. The increased revenue from sales of sterilant, other consumables, services, accessories, and supplies resulted primarily from the greater number and higher utilization of installed systems units. In aggregate, changes of prices of products sold accounted for less than 2% of the increase in net revenue in fiscal 1996 compared to fiscal 1995.

     The cost of products and services sold increased by 41.8% to $33.9 million in fiscal 1996 from $23.9 million in fiscal 1995. The cost of products and services as a percentage of net sales was 37.1% in fiscal 1996 versus 37.2% in fiscal 1995. The decrease was due primarily to lower per unit material costs.

     Selling, general, and administrative expenses increased by 40.0% to $28.8 million in fiscal 1996 from $20.6 million in fiscal 1995. Additional costs were incurred due to increases in personnel, systems, and related expenses to support increased sales volume. As a percent of net sales, selling, general, and administrative expenses decreased to 31.6% in fiscal 1996 from 32.0% in fiscal 1995.

     Research and development expenses increased by 25.3% to $8.3 million in fiscal 1996 from $6.6 million in fiscal 1995. The increase was primarily due to additional product and application development expenditures and increased activity in the Company's Device Testing Program. Research and development expenditures as a percentage of net sales decreased to 9.0% in fiscal 1996 compared to 10.3% in fiscal 1995.

     Net interest income increased by 19.2% to $756,000 in fiscal 1996 from $634,000 in fiscal 1995. The increase was primarily due to higher yields on U.S. Government securities.

     As a result of the foregoing factors, income before taxes increased by 51.7% to $21.0 million in fiscal 1996 from $13.9 million in fiscal 1995.

     Income taxes increased by 60.8% to $8.2 million in fiscal 1996 from $5.1 million in fiscal 1995.

     As a result of the foregoing factors, net income increased by 46.4% to $12.8 million in fiscal 1996 from $8.7 million in fiscal 1995.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

     Net sales increased by 40.3% to $64.3 million in fiscal 1995 from $45.8 million in fiscal 1994. Sales of STERIS SYSTEM 1 increased by 21.3% to $31.9 million in fiscal 1995 from $26.3 million in fiscal 1994. Sales of STERIS 20 increased by 79.1% to $15.0 million in fiscal 1995 from $8.4 million in fiscal 1994. Other revenue (accessories, consumables, services, and supplies) increased by 55.8% to $17.4 million in fiscal 1995 from $11.2 million in fiscal 1994. The increased revenue from sales of sterilant, other consumables, services, accessories, and supplies resulted primarily from the greater number and higher utilization of installed STERIS SYSTEM 1 units. In aggregate, changes of prices of products sold accounted for less than 1% of the increase in net revenue in fiscal 1995 compared to fiscal 1994.

     The cost of products and services sold increased by 33.5% to $23.9 million in fiscal 1995 from $17.9 million in fiscal 1994. The cost of products and services as a percentage of net sales was 37.2% in fiscal 1995 versus 39.1% in fiscal 1994. The decrease was due primarily to lower per unit material and overhead costs resulting from higher production levels to support increased sales.

     Selling, general, and administrative expenses increased by 31.9% to $20.6 million in fiscal 1995 from $15.6 million in fiscal 1994. Additional costs were incurred due to increases in personnel, systems, and related expenses to support increased sales volume. As a percent of net sales, selling, general, and administrative expenses decreased to 32.0% in fiscal 1995 from 34.0% in fiscal 1994.

     Research and development expenses increased by 51.2% to $6.6 million in fiscal 1995 from $4.4 million in fiscal 1994. The increase was primarily due to additional product and application development expenditures and increased activity in the Company's Device Testing Program. Research and development expenditures as a percentage of net sales increased to 10.3% in fiscal 1995 compared to 9.5% in fiscal 1994.

     Net interest income increased by 11.5% to $634,000 in fiscal 1995 from $570,000 in fiscal 1994. The increase was primarily due to investing in U.S. Government securities with higher yields.

     As a result of the foregoing factors, income before taxes and before the adoption of Statements of Financial Accounting Standards ("SFAS") No. 109 increased by 62.1% to $13.9 million in fiscal 1995 from $8.6 million in fiscal 1994.

     Income taxes increased by 50.4% to $5.1 million in fiscal 1995 from $3.4 million in fiscal 1994. In fiscal 1994, the Company was required to adopt SFAS No. 109, "Accounting for Income Taxes" in the quarter ended June 30, 1993. This adjustment of $1.2 million related primarily to the recording of available tax net operating loss carryforwards which were used by year end.

     As a result of the foregoing factors, net income increased by 37.2% to $8.7 million in fiscal 1995 from $6.4 million in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through the completion of its initial public offering in June 1992, the Company was financed primarily through private placements of equity securities totaling $11.9 million. Redeemable Preferred Shares issued during that period were converted into Common Shares in connection with the initial public offering. Net of offering expenses and the payment of $1.6 million of accrued dividends on the Redeemable Preferred Shares, the Company received approximately $12.2 million from the sale of its Common Shares in the initial public offering. Net of offering expenses, the Company received approximately $6.8 million from the sale of 575,000 additional Common Shares in a second primary public offering on March 2, 1993.

     At March 31, 1996, the Company had approximately $9.4 million in cash, cash equivalents, and marketable securities. At March 31,1996, the Company had a $10 million revolving credit/term loan facility. Interest was at prime or, at the Company's option, the LIBOR rate plus 100 basis points under an unsecured revolving credit/term loan facility. Borrowings under the line of credit were payable over 16 quarters.

     At March 31, 1996, the Company had accounts receivable of $26.2 million and $10.7 million in inventory compared to $17.3 million and $4.4 million, respectively, at March 31, 1995. The increase in accounts receivable was due primarily to the increased sales volume and an increase in international sales which generally take longer to collect. The inventory increase was due to additional product line inventory including EcoCycle 10, SafeCycle 40, and the various international versions of SYSTEM 1.

     Property, plant, and equipment increased from $11.2 million at March 31, 1995 to $19.2 million at March 31, 1996 primarily due to the addition of new facilities and related equipment to increase production and chemical packaging capacity.

     Product and technology rights increased from $3.3 million at March 31, 1995 to $11.5 million at March 31, 1996 principally due to the acquisition of technology rights through the purchase of Ecomed.

     The Company believes that its cash requirements will increase due to increased sales requiring more working capital, accelerated research and development, and potential acquisitions or investments in complementary businesses. However, the Company believes that its available cash, cash flow from operations, and sources of credit, will be adequate to satisfy its capital needs for the foreseeable future.

     The overall effects of inflation on the Company's business during the periods discussed have not been significant. The Company monitors the prices it charges for its products on an ongoing basis and believes that it will be able to adjust those prices to take into account future changes in the rate of inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
STERIS Corporation

     We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note H to the consolidated financial statements, effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                                        ERNST & YOUNG LLP

Cleveland, Ohio
April 22, 1996

                      STERIS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                MARCH 31
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
ASSETS
Current assets:
  Cash and cash equivalents............................................    $   158     $ 1,630
  Marketable securities................................................      9,193      13,087
  Accounts receivable, less allowance of $350 in 1996 and $238 in
     1995..............................................................     26,201      17,259
  Inventories..........................................................     10,660       4,401
  Prepaid expenses and other assets....................................      6,243       2,652
                                                                           -------     -------
TOTAL CURRENT ASSETS...................................................     52,455      39,029
Property, plant, and equipment, net....................................     19,237      11,230
Other assets:
  Product and technology rights........................................     11,518       3,302
  Other................................................................      2,157       1,332
                                                                           -------     -------
                                                                            13,675       4,634
                                                                           -------     -------
TOTAL ASSETS...........................................................    $85,367     $54,893
                                                                           =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................    $10,670     $ 4,765
  Accrued expenses and other...........................................      8,697       4,775
                                                                           -------     -------
TOTAL CURRENT LIABILITIES..............................................     19,367       9,540
Other liabilities......................................................      3,606         758
                                                                           -------     -------
TOTAL LIABILITIES......................................................     22,973      10,298
Shareholders' equity:
  Serial preferred shares, without par value, 3,000 shares authorized, no shares outstanding
  Common shares, without par value, 30,000 shares authorized; issued
     and outstanding shares of 17,944 in 1996 and 17,522 in 1995.......     38,436      33,431
  Retained earnings....................................................     23,958      11,164
                                                                           -------     -------
TOTAL SHAREHOLDERS' EQUITY.............................................     62,394      44,595
                                                                           -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................    $85,367     $54,893
                                                                           =======     =======

                See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED MARCH 31
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
Net sales.....................................................  $ 91,192    $ 64,272    $ 45,822
Cost of products sold.........................................    33,872      23,895      17,896
                                                                --------    --------    --------
GROSS PROFIT..................................................    57,320      40,377      27,926
Cost and expenses:
  Selling, general, and administrative........................    28,789      20,563      15,585
  Research and development....................................     8,252       6,588       4,358
                                                                --------    --------    --------
                                                                  37,041      27,151      19,943
                                                                --------    --------    --------
INCOME FROM OPERATIONS........................................    20,279      13,226       7,983
Interest income...............................................       756         634         570
                                                                --------    --------    --------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE...........................................    21,035      13,860       8,553
Income taxes..................................................     8,241       5,124       3,407
                                                                --------    --------    --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE..........    12,794       8,736       5,146
Cumulative effect as of April 1, 1993 of change in method of
  accounting for income taxes.................................         0           0       1,220
                                                                --------    --------    --------
NET INCOME....................................................  $ 12,794    $  8,736    $  6,366
                                                                 =======     =======     =======
Earnings per share:
  Income before cumulative effect of accounting change........  $   0.66    $   0.46    $   0.28
  Cumulative effect of accounting change......................      0.00        0.00        0.06
                                                                --------    --------    --------
NET INCOME....................................................  $   0.66    $   0.46    $   0.34
                                                                 =======     =======     =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN
  COMPUTING EARNINGS PER SHARE................................    19,504      19,008      18,694
                                                                 =======     =======     =======

                See notes to consolidated financial statements.

                               STERIS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEARS ENDED MARCH 31
                                                                   ----------------------------
                                                                    1996       1995      1994
                                                                   -------   --------   -------
OPERATING ACTIVITIES
Net income.......................................................  $12,794   $  8,736   $ 6,366
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Cumulative effect adjustment...................................                        (1,220)
  Depreciation and amortization..................................    1,765      1,153       699
  Deferred income taxes..........................................     (668)       (88)    1,415
  Other..........................................................     (171)        16        75
  Changes in operating assets and liabilities:
     Accounts receivable.........................................   (9,080)    (5,554)   (4,870)
     Inventories.................................................   (6,867)      (738)   (1,149)
     Other assets................................................   (2,532)      (103)     (833)
     Accounts payable............................................    5,785      1,221       950
     Other liabilities...........................................    4,338        393     1,499
                                                                   -------   --------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES........................    5,364      5,036     2,932
INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents.............  (10,033)    (8,787)   (2,675)
Investment in business, net of cash acquired.....................   (5,096)    (2,500)     (889)
Purchases of marketable securities...............................  (12,678)    (9,242)  (26,055)
Proceeds from sales of marketable securities.....................   16,749     13,646     8,371
                                                                   -------   --------   -------
NET CASH USED IN INVESTING ACTIVITIES............................  (11,058)    (6,883)  (21,248)
FINANCING ACTIVITIES
Payments on notes payable........................................     (600)      (150)     (313)
Proceeds from exercise of stock options..........................    1,032        171       446
Tax benefits from exercise of options............................    3,790        707     1,056
                                                                   -------   --------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES........................    4,222        728     1,189
                                                                   -------   --------   -------
DECREASE IN CASH AND CASH EQUIVALENTS............................   (1,472)    (1,119)  (17,127)
Cash and cash equivalents at beginning of period.................    1,630      2,749    19,876
                                                                   -------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................  $   158   $  1,630   $ 2,749
                                                                   =======   ========   =======
Non-cash transactions:
  Notes payable related to acquisition...........................  $   400   $  1,000

                See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                          NUMBER             RETAINED       TOTAL
                                                            OF     COMMON    EARNINGS   SHAREHOLDERS'
                                                          SHARES   SHARES    (DEFICIT)     EQUITY
                                                          ------   -------   --------   -------------
BALANCE AT MARCH 31, 1993...............................  17,070   $30,828   $ (3,938)     $26,890
Tax benefit of stock options exercised in prior years --
  cumulative effect of accounting change................               400                     400
Tax benefit of stock options exercised..................             1,056                   1,056
Stock options exercised.................................    300        446                     446
Net income..............................................                        6,366        6,366
                                                          ------   -------    -------      -------
BALANCE AT MARCH 31, 1994...............................  17,370    32,730      2,428       35,158
Tax benefits of stock options exercised.................               707                     707
Stock options exercised.................................    152        171                     171
Unrealized loss on marketable securities, net of tax....              (177)                   (177)
Net income..............................................                        8,736        8,736
                                                          ------   -------    -------      -------
BALANCE AT MARCH 31, 1995...............................  17,522    33,431     11,164       44,595
Tax benefits of stock options exercised.................             3,790                   3,790
Stock options exercised.................................    422      1,098                   1,098
Unrealized gain on marketable securities, net of tax....               117                     117
Net income..............................................                       12,794       12,794
                                                          ------   -------    -------      -------
BALANCE AT MARCH 31, 1996...............................  17,944   $38,436   $ 23,958      $62,394
                                                          ======   =======    =======      =======

                See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A.  ACCOUNTING POLICIES

     STERIS Corporation (the "Company") markets, develops and manufactures infection prevention systems and related consumables, accessories, and services for the worldwide healthcare market. It operates in a single business segment and derives approximately 92.3 percent of its revenues from the domestic market.

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist exclusively of interest-bearing savings accounts and U.S. government securities.

MARKETABLE SECURITIES

     At April 1, 1994, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company has classified all investments in marketable securities as "available-for-sale." Marketable securities represent short-term investments, exclusively United States government agency securities, with a gross unrealized holding loss as of March 31, 1996 of $95.

INVENTORIES

     Inventories are stated at the lower of cost or market with cost generally determined by the first-in, first-out method.

INTANGIBLE ASSETS

     Costs incurred to obtain product technology rights, including patents, have been capitalized and are being amortized over their estimated useful lives of five to seventeen years using the straight-line method. During the fourth quarter of 1996, the Company's acquisition of Ecomed, Inc. (see Note J) resulted in an increase in intangible assets of approximately $8,000. Accumulated amortization of product and technology rights was $166 and $118 at March 31, 1996 and 1995, respectively.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost. Depreciation is computed by the straight-line method. The cost of buildings is depreciated over forty years and machinery, equipment, and furniture principally over three to seven years.

     In March 1995, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was issued. SFAS No. 121 requires long-lived assets to be reviewed for impairment losses whenever events or changes in circumstances indicate the carrying amount may not be recovered through future net cash flows generated by the assets. The Company must adopt SFAS No. 121 in 1997 and believes the effect of adoption will not be material.

                      STERIS CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUE RECOGNITION

     The Company recognizes revenue principally at the time of shipment of product or delivery of service to the Customer.

CREDIT CONCENTRATION

     The Company performs periodic credit evaluations of its Customers' financial condition and generally does not require collateral on sales. The Company principally sells to health care institutions with no one Customer representing a significant percentage of sales.

EARNINGS PER SHARE

     The Company uses the treasury stock method to determine the equivalent share amounts for outstanding stock options which, when added to the weighted average common shares outstanding, were used to calculate earnings per share.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

B. INVENTORIES

     The components of inventories consisted of the following:

                                                                        MARCH 31
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
        Raw materials............................................  $ 5,980     $ 3,136
        Work in process..........................................    1,031         364
        Finished goods...........................................    3,649         901
                                                                   -------     -------
                                                                   $10,660     $ 4,401
                                                                   -------     -------

C. PROPERTY, PLANT, AND EQUIPMENT

     Investment in property, plant, and equipment consisted of the following:

                                                                        MARCH 31
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
        Land, building, and leasehold improvements...............  $12,645     $ 6,903
        Research, development, and manufacturing equipment.......    3,850       2,903
        Furniture, fixtures, and equipment.......................    6,727       3,835
                                                                   -------     -------
                                                                    23,222      13,641
        Accumulated depreciation.................................    3,985       2,411
                                                                   -------     -------
                                                                   $19,237     $11,230
                                                                   =======     =======

                      STERIS CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

D. FINANCING ARRANGEMENTS

     The Company has a $10,000 revolving line of credit with a bank under which draws may be made through May 1998. The unsecured line bears interest at prime or, at the borrower's option, the LIBOR rate plus 100 basis points. The line has certain operational conditions and financial ratio covenants. The Company is in compliance with all such covenants at March 31, 1996. No borrowings on the line are outstanding as of March 31, 1996.

     The Company leases office and production space and certain equipment under noncancelable operating lease agreements. Expenses related to operating leases were $902, $689, and $684 during the years ended March 31, 1996, 1995, and 1994, respectively. Future commitments under operating leases are $928 in 1997, $715 in 1998, $708 in 1999, $333 in 2000, $224 in 2001, and $756 thereafter. Certain leases have renewal clauses at the option of the Company.

E. ACCRUED EXPENSES AND OTHER

     Accrued expenses and other consisted of the following:

                                                                              MARCH 31
                                                                         ------------------
                                                                          1996       1995
                                                                         -------    -------
        Accrued warranty and extended service costs....................  $ 2,334    $ 1,668
        Accrued income taxes...........................................    2,722        181
        Accrued compensation...........................................    2,421      1,964
        Notes payable related to investment in businesses..............      100        600
        Other..........................................................    1,120        362
                                                                          ------     ------
                                                                         $ 8,697    $ 4,775
                                                                          ======     ======

F. SHAREHOLDERS' EQUITY

     On July 25, 1995, the Company announced a 2-for-1 stock split by means of a 100% stock dividend on STERIS Common Shares. The stock split was effective August 24, 1995, to shareholders of record on August 7, 1995. The net income per common share and the weighted average number of common shares outstanding as well as number of shares issued and outstanding for all periods shown on the Consolidated Financial Statements and footnotes have been adjusted to reflect this stock split.

                      STERIS CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

G. STOCK OPTIONS

     The Company provides for the granting of options to eligible employees and certain nonemployee directors of the Company for the purchase of common shares. Information regarding stock options is as follows:

                                                                   YEARS ENDED MARCH 31
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
        Options outstanding at beginning of period...........   2,358      1,982      1,990
        Granted during period................................     332        528        330
        Canceled during period...............................    (108)                  (38)
        Exercised during period (at $.46 to $19.13 per
          share).............................................    (422)      (152)      (330)
                                                               ------     ------     ------
        OPTIONS OUTSTANDING AT END OF PERIOD.................   2,160      2,358      1,982
                                                               ======     ======     ======
        Options price range at end of period.................  $  .46     $  .46     $  .46
                                                                   to         to         to
                                                               $26.63     $13.13     $10.06
        Options exercisable at end of period.................   1,406      1,550      1,530
        Options available for grant at end of period.........     943      1,166        496

     In October 1995, SFAS No. 123, Accounting for Stock-Based Compensation, was issued to become effective for fiscal years beginning after December 15, 1995. Under the new rules, companies will be required to provide additional footnote disclosures relating to stock-based awards. Additionally, companies are encouraged, but not required, to recognize expense for stock-based awards based on their fair value on the date of grant. As permitted by SFAS No. 123, the Company intends to continue to account for such compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") in accounting for its employee stock. Under APB No. 25, if the option is fixed and the exercise price of the underlying stock equals the market price on the date of the grant, no compensation expense is recognized. Adoption of the new standard in this form will have no impact on reported income in future years. Pro forma disclosures as required by this pronouncement will apply to stock-based awards granted on or after April 1, 1995 and will first be disclosed in financial statements for fiscal 1997.

H. INCOME TAXES

     Effective April 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes, and recorded a cumulative effect adjustment of $1,220 in the income statement. The adjustment consisted mainly of the recognition of tax benefits for $4,300 of tax net operating loss (NOL) carryforwards. In addition, the Company recorded a $400 credit to Common Shares for the tax effect of stock options exercised in the previous fiscal year. The Company did not restate prior periods. Previously the Company followed the provisions of SFAS No. 96.

                      STERIS CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company paid income taxes of $2,417 in 1996 and $4,800 in 1995.

     Income taxes consisted of the following:

                                                                   YEARS ENDED MARCH 31
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
        Taxes currently payable-federal......................  $4,070     $3,661     $  581
        Taxes currently payable-state........................   1,049        844        355
        Deferred tax expense-federal.........................    (668)       (88)       (46)
        Taxes allocated to contributed capital for stock
          options exercised..................................   3,790        707      1,056
        Tax effect of NOL realized...........................                         1,461
                                                               ------     ------     ------
        TAX EXPENSE..........................................  $8,241     $5,124     $3,407
                                                               ======     ======     ======

     The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before income taxes, are as follows:

                                                                   YEARS ENDED MARCH 31
                                                               ----------------------------
                                                                1996       1995       1994
                                                               ------     ------     ------
        Tax expense at federal statutory rate................      35%        35%        34%
        State, net of federal benefit........................       3          5          4
        Research and development credits.....................                 (2)        (1)
        Other................................................       1         (1)         3
                                                               ------     ------     ------
        EFFECTIVE TAX RATE...................................      39%        37%        40%
                                                               ======     ======     ======

     Deferred taxes consisted of the following:

                                                                           MARCH 31
                                                                     ---------------------
                                                                      1996          1995
                                                                     -------       -------
        Deferred tax assets, principally for accruals and net
          operating loss carryforwards.............................  $ 2,925       $   780
        Deferred tax liabilities, principally for product and
          technology rights........................................   (3,403)         (392)
        Valuation allowance........................................     (555)
                                                                     -------       -------
        NET DEFERRED TAX ASSETS (LIABILITIES)......................  $(1,033)      $   388
                                                                     =======       =======

     The valuation allowance relates to net operating loss carryforwards of approximately $1,517 which are related to the Company's start-up foreign operations in several countries.

                      STERIS CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

I. REVENUES BY PRINCIPAL PRODUCTS

     The following table shows revenues attributable to the Company's principal products and associated percentages of net revenue for the last three fiscal years:

                                                       YEARS ENDED MARCH 31
                                    ----------------------------------------------------------
                                          1996                1995                 1994
                                    ----------------    -----------------    -----------------
    Systems.......................  $44,401    48.7%    $31,929     49.7%    $26,315     57.5%
    Sterilant and decontaminant...   23,495    25.8      14,969     23.3       8,358     18.2
    Consumables, services,
      supplies, and accessories...   23,093    25.3      15,227     23.7      10,517     22.9
    Other.........................      203      .2       2,147      3.3         632      1.4
                                    -------   -----     -------    -----     -------    -----
                                    $91,192   100.0%    $64,272    100.0%    $45,822    100.0%
                                    =======   =====     =======    =====     =======    =====

J. ACQUISITIONS

     Effective January 8, 1996, the Company acquired all of the remaining capital stock of Ecomed, Inc., an Indiana corporation ("Ecomed") for cash and the assumption of notes of approximately $4,500. Prior to the acquisition, the Company owned a minority interest in Ecomed. Ecomed previously worked jointly with the Company under a business development agreement, to produce EcoCycle 10TM, a low cost biohazardous waste destruction and decontamination system for use at or near the site of patient care. With the acquisition, the Company obtained all rights on a worldwide basis to Ecomed's proprietary technology and to the manufacture and distribution of EcoCycle 10. The acquisition amount was treated as a purchase and the results of Ecomed's operations were not material to the Company for 1996.

     On August 22, 1994, the Company purchased Medical & Environmental Designs, Inc. ("MED Inc.") for approximately $2,500 of cash and notes. MED Inc. was a development stage company. MED Inc. had developed a proprietary patented system and related technology for the safe collection and disposal of blood and other potentially infectious fluid waste generated in surgical and diagnostic procedures. The results of MED Inc.'s operations were not material to the Company for 1995. In connection with the purchase of MED Inc., the Company agreed to pay contingent amounts based upon future revenues of acquired product lines. Through 1999, payments are equal to 5 percent of the quarterly revenues that are in excess of $500. For the years 2000 through 2010, payments are equal to 5 percent of quarterly revenues. The total of the contingent payments is limited to $9,500.

K. SUBSEQUENT EVENT -- MERGER AGREEMENT AND RELATED FINANCING

     On December 16, 1995, the Company and AMSCO International, Inc. ("AMSCO") entered into a Merger Agreement pursuant to which a newly-formed, wholly-owned subsidiary of the Company will be merged with and into AMSCO, with AMSCO being the corporation surviving the merger and becoming a wholly-owned subsidiary of the Company. Holders of AMSCO common stock and holders of AMSCO unexercised options, will, subject to the terms and conditions of the merger agreement, be entitled to receive 0.46 Company common share for each outstanding share of AMSCO common stock and 0.46 Company unexercised option for each AMSCO unexercised option, respectively. The conversion ratio of 0.46 is not subject to change based upon any changes in market prices of either the Company's common shares or shares of AMSCO common stock.

     The transaction will be accounted for as a pooling of interests for accounting and financial reporting purposes and is intended to be a tax-free reorganization within the meaning of Section 368 of the Internal

                      STERIS CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenue Code of 1986, as amended. The Merger Agreement is subject to certain regulatory approvals, as well as approval by the shareholders of both the Company and AMSCO. The Company has received a commitment of $125,000 of borrowing capacity from several banks, subject to the successful completion of the above merger.

     As provided in the Merger Agreement, certain actions by either the Company or AMSCO may result in the payment of a $20 million termination fee to the other party. The Merger Agreement also provides that the Company or AMSCO may be required to reimburse the other party for out-of-pocket expenses and fees incurred should either party's shareholders fail to approve the Merger Agreement, or should other specified circumstances occur. In addition, in certain circumstances, the Company is provided an option to purchase 17.6 percent of the outstanding shares of AMSCO common stock, at prices specified in a stock option agreement, dated December 16, 1995, between the Company and AMSCO.

     The Merger Agreement is described in the Company's Form S-4 Registration Statement relating to the merger, which was declared effective by the Securities and Exchange Commission on April 1, 1996.

     The Merger Agreement when completed, will result in all previous years being restated as if the two companies had always been combined. Unaudited pro forma information combining STERIS's March 31, 1996 results with AMSCO's December 31, 1995 results follow:

                                                                          1996
                                                                     --------------
                                                                      (In thousand
                                                                       except per
                                                                     share amounts)
            Revenues...............................................     $545,268
            Net income.............................................     $ 44,701
            Earnings per share.....................................     $   1.29

                      STERIS CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

I. QUARTERLY DATA (UNAUDITED)

                   QUARTER ENDED                      MARCH 31   DECEMBER 31   SEPTEMBER 30   JUNE 30
- ----------------------------------------------------  --------   -----------   ------------   -------
1996
- ----
Net sales...........................................  $25,624      $24,156       $ 21,594     $19,818
Gross profit........................................   16,374       15,072         13,430      12,444
Percentage of sales.................................       64%          62%            62%         63%
NET INCOME..........................................  $ 3,901      $ 3,472       $  2,945     $ 2,476
                                                      =======    =========     ==========     =======
Earnings per share: Net income......................  $   .20      $   .18       $    .15     $   .13
                                                      =======    =========     ==========     =======
Market price:
  High..............................................  $ 36.50      $ 45.00       $  43.00     $ 28.50
  Low...............................................    28.88        28.75          22.88       18.25

1995
- ----
Net sales...........................................  $19,550      $16,520       $ 15,158     $13,044
Gross profit........................................   12,277       10,443          9,448       8,209
Percentage of sales.................................       63%          63%            62%         63%
NET INCOME..........................................  $ 2,660      $ 2,355       $  1,944     $ 1,777
                                                      =======    =========     ==========     =======
Earnings per share: Net income......................  $   .14      $   .13       $    .10     $   .09
                                                      =======    =========     ==========     =======
Market price:
  High..............................................  $ 22.13      $ 20.00       $  13.38     $ 14.00
  Low...............................................    14.88        12.38           8.38        9.00

                      STERIS CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                COL. A                     COL. B        COL. C         COL. D         COL. E         COL. F
- --------------------------------------  ------------   -----------   ------------   -------------   ----------
                                                               ADDITIONS
                                                       --------------------------
                                                       CHARGES TO                                   BALANCE AT
                                        BEGINNING OF    COSTS AND     CHARGES TO                      END OF
             DESCRIPTION                   PERIOD      EXPENSES(1)   OTHER ACCTS.   DEDUCTIONS(2)     PERIOD
- --------------------------------------  ------------   -----------   ------------   -------------   ----------
Year ended March 31, 1996
  Deducted from asset accounts:
     Allowance for doubtful
     accounts.........................      $238          $ 112           $0             $ 0           $350
                                            ====           ====           ==             ===           ====
Year ended March 31, 1995
  Deducted from asset accounts:
     Allowance for doubtful
     accounts.........................      $234          $  65           $0             $61           $238
                                            ====           ====           ==             ===           ====
Year ended March 31, 1994
  Deducted from asset accounts:
     Allowance for doubtful
     accounts.........................      $132          $ 102           $0             $ 0           $234
                                            ====           ====           ==             ===           ====

- ---------------
(1) Charges to costs and expenses during the periods reflect an increase in allowances to support larger receivable balances.

(2) Amounts were deducted due to Customers' inability to pay.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates herein by reference the information appearing under the caption "Board of Directors" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 25, 1996.

     Executive officers of the Company serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The Company incorporates herein by reference the information appearing under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 25, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates herein by reference the information appearing under the caption "Ownership of Voting Securities" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 25, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions between related parties during the year ended March 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                 LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

     (a)(1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

          Consolidated Balance Sheets -- March 31, 1996 and 1995

          Consolidated Statements of Income -- Years ended March 31, 1996, 1995, and 1994.

          Consolidated Statements of Cash Flows -- Years ended March 31, 1996, 1995, and 1994.

          Consolidated Statements of Shareholders' Equity -- Years ended March 31, 1996, 1995, and 1994.

          Notes to Consolidated Financial Statements -- March 31, 1996.

     (a)(2) The following consolidated financial statement schedule of STERIS Corporation and subsidiaries is included in Item 8:

     Schedule II -- Valuation and Qualifying Accounts.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                   EXHIBIT DESCRIPTION
- -------- -------------------------------------------------------------------------------------
  3.1    1992 Amended Articles of Incorporation of STERIS Corporation, amended as of May 13,
         1996 (filed as Exhibit 4.2 to the Registration Statement on Form S-3 filed June 21,
         1996, and incorporated herein by reference).
  3.2    1992 Amended Regulations of STERIS Corporation (filed as Exhibit 3(b).4(b) to Form
         10-Q filed for the quarter ended June 30, 1992, and incorporated herein by reference).
  4.1    Specimen form of Common Stock Certificate (filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 30, 1992, and incorporated herein by reference).
  4.2    Indenture governing the 4 1/2%/6 1/2% Step-Up Convertible Subordinated Debentures due
         2002, including the form of 4 1/2%/6 1/2% Step-Up Convertible Debenture due 2002
         (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A
         of AMSCO International, Inc., filed on September 10, 1992 and amended on October 16,
         1992).
  4.3    First Supplemental Indenture, dated May 13, 1996 among AMSCO International, Inc.,
         STERIS Corporation and The Bank of New York.
 10.1    Registration Rights Agreement, dated as of April 26, 1988 (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed March 31, 1992, and incorporated herein by reference).
 10.2    First Amendment to Registration Rights Agreement, dated as of March 9, 1989 (filed as
         Exhibit 10.2 to the Registration Statement on Form S-1 filed March 30, 1992, and incorporated herein by reference).
 10.3    Second Amendment to Registration Rights Agreement, dated as of May 13, 1991 (filed as
         Exhibit 10.3 to the Registration Statement on Form S-1 filed March 30, 1992, and incorporated herein by reference).
 10.4    Amended Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 23, 1992, and incorporated herein by reference).
 10.5    Amended Non-Qualified Stock Option Agreement, dated April 26, 1988, between STERIS
         Corporation and Bill R. Sanford (filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed March 30, 1992, and incorporated herein by reference).
 10.6    STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 99 to the
         Registration Statement on Form S-8 filed April 21, 1995, and incorporated herein by reference).
 10.7    STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as
         Exhibit 99 to the Registration Statement on Form S-8 filed April 21, 1995, and incorporated herein by reference).
 10.8    Management Incentive Compensation Plan FY 1996.
 10.9.1  Lease Agreement, dated May 14, 1991, between D.E. Investments and STERIS Corporation
         (filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed March 30,
         1992, and incorporated herein by reference).
 10.9.2  Extension and modification of lease, dated May 13, 1994, between Developers
         Diversified Realty Corporation (successor in interest to D.E. Investments) and STERIS
         Corporation (filed as Exhibit 10.9.2 to the Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference).
 10.10   Revolving Credit/Term Loan Facility, dated May 5, 1995 between STERIS Corporation and
         Bank One Cleveland, N.A. (filed as Exhibit 10.10 to the Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference).
 10.11   AMSCO International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement of AMSCO International, Inc. on Form S-8, Registration
         No. 33-79566, filed on June 2, 1994).
 10.12   Form of grant of Incentive Stock Option under AMSCO International, Inc. Stock Option
         Plan (incorporated by reference to Exhibit 10.8 to the AMSCO International, Inc.
         Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

EXHIBIT
 NUMBER                                   EXHIBIT DESCRIPTION
- -------- -------------------------------------------------------------------------------------
 10.13   Form of grant of Non-Qualified Stock Option under the AMSCO International, Inc. Stock
         Option Plan (incorporated by reference to Exhibit 10.9 to the AMSCO International,
         Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1991).
 10.14   Credit Agreement, dated May 13, 1996, among STERIS Corporation, various financial institutions and KeyBank National Association, as Agent.
 11.1    STERIS Corporation Net Income per Common Share.
 21.1    STERIS Corporation subsidiaries.
 23.1    Consent of Ernst & Young LLP.
 24      Powers of Attorney of the directors and certain officers of STERIS Corporation.
 27      Financial Data Schedule

     (b) Reports on Form 8-K

     No current reports on Form 8-K were filed by the corporation during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                                          STERIS CORPORATION


                                            /s/ MICHAEL A. KERESMAN, III
                                          --------------------------------------
                                          Michael A. Keresman, III
                                          Senior Vice President, Chief Financial
                                          Officer,
                                          and Secretary -- June 24, 1996

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

BILL R. SANFORD, Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer); MICHAEL A. KERESMAN, III, Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer and Principal Accounting Officer); RAYMOND A. LANCASTER, Director; THOMAS J. MAGULSKI, Director; J.B. RICHEY, Director; JERRY E. ROBERTSON, Director; FRANK E. SAMUEL, JR., Director; LOYAL W. WILSON, Director; and RUSSELL L. CARSON, Director.

                                          STERIS CORPORATION


                                            /s/ MICHAEL A. KERESMAN, III
                                          --------------------------------------
                                          Michael A. Keresman, III
                                          Attorney-in-Fact
                                          June 24, 1996

                                                                                         PAGINATION
                                                                                            BY
                                                                                         SEQUENTIAL
                                                                                         NUMBERING
    EXHIBIT NUMBER                          EXHIBIT DESCRIPTION                           SYSTEM
    --------------  -------------------------------------------------------------------  ---------
               3.1  1992 Amended Articles of Incorporation of STERIS Corporation,
                    amended as of May 13, 1996 (filed as Exhibit 4.2 to the
                    Registration Statement on Form S-3 filed June 21, 1996, and
                    incorporated herein by reference)..................................    *
               3.2  1992 Amended Regulations of STERIS Corporation (filed as Exhibit
                    3(b).4(b) to Form 10-Q filed for the quarter ended June 30, 1992,
                    and incorporated herein by reference)..............................    *
               4.1  Specimen form of Common Stock Certificate (filed as Exhibit 4.1 to
                    Amendment No. 1 to the Registration Statement on Form S-1 filed
                    April 30, 1992, and incorporated herein by reference)..............    *
               4.2  Indenture governing the 4 1/2%/6 1/2% Step-Up Convertible
                    Subordinated Debentures due 2002, including the form of
                    4 1/2%/6 1/2% Step-Up Convertible Debenture due 2002 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form
                    8-A of AMSCO International, Inc., filed on September 10, 1992 and
                    amended on October 16, 1992).......................................    *
               4.3  First Supplemental Indenture, dated May 13, 1996 among AMSCO
                    International, Inc., STERIS Corporation and The Bank of New York...    *
              10.1  Registration Rights Agreement, dated as of April 26, 1988 (filed as
                    Exhibit 10.1 to the Registration Statement on Form S-1 filed March
                    31, 1992, and incorporated herein by reference)....................    *
              10.2  First Amendment to Registration Rights Agreement, dated as of March
                    9, 1989 (filed as Exhibit 10.2 to the Registration Statement on
                    Form S-1 filed March 30, 1992, and incorporated herein by
                    reference).........................................................    *
              10.3  Second Amendment to Registration Rights Agreement, dated as of May
                    13, 1991 (filed as Exhibit 10.3 to the Registration Statement on
                    Form S-1 filed March 30, 1992, and incorporated herein by
                    reference).........................................................    *
              10.4  Amended Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to
                    Amendment No. 1 to the Registration Statement on Form S-1 filed
                    April 23, 1992, and incorporated herein by reference)..............    *
              10.5  Amended Non-Qualified Stock Option Agreement, dated April 26, 1988, between STERIS Corporation and Bill R. Sanford (filed as Exhibit
                    10.5 to the Registration Statement on Form S-1 filed March 30,
                    1992, and incorporated herein by reference)........................    *
              10.6  STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit
                    99 to the Registration Statement on Form S-8 filed April 21, 1995,
                    and incorporated herein by reference)..............................    *
              10.7  STERIS Corporation 1994 Nonemployee Directors Equity Compensation
                    Plan (filed as Exhibit 99 to the Registration Statement on Form S-8
                    filed April 21, 1995, and incorporated herein by reference)........    *
              10.8  Management Incentive Compensation Plan FY 1996.....................    *
              10.9.1 Lease Agreement, dated May 14, 1991, between D.E. Investments and
                    STERIS Corporation (filed as Exhibit 10.7 to the Registration
                    Statement on Form S-1 filed March 30, 1992, and incorporated herein
                    by reference)......................................................    *

                                                                                         PAGINATION
                                                                                            BY
                                                                                         SEQUENTIAL
                                                                                         NUMBERING
    EXHIBIT NUMBER                          EXHIBIT DESCRIPTION                           SYSTEM
    --------------  -------------------------------------------------------------------  ---------
              10.9.2 Extension and modification of lease, dated May 13, 1994, between
                    Developers Diversified Realty Corporation and STERIS Corporation
                    (filed as Exhibit 10.9.2 to the Annual Report on Form 10-K for the
                    fiscal year ended March 31, 1995, and incorporated herein by
                    reference).........................................................    *
              10.10 Revolving Credit/Term Loan Facility, dated May 5, 1995 between
                    STERIS Corporation and Bank One Cleveland, N.A. (filed as Exhibit
                    10.10 to the Annual Report on Form 10-K for the fiscal year ended
                    March 31, 1995, and incorporated herein by reference)..............    *
              10.11 AMSCO International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement of AMSCO
                    International, Inc. on Form S-8, Registration No. 33-79566, filed
                    on June 2, 1994)...................................................    *
              10.12 Form of grant of Incentive Stock Option under AMSCO International,
                    Inc. Stock Option Plan (incorporated by reference to Exhibit 10.8 to the AMSCO International, Inc. Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1991)...............................    *
              10.13 Form of grant of Non-Qualified Stock Option under the AMSCO
                    International, Inc. Stock Option Plan (incorporated by reference to
                    Exhibit 10.9 to the AMSCO International, Inc. Annual Report on Form
                    10-K for the fiscal year ended December 31, 1991)..................    *
              10.14 Credit Agreement, dated May 13, 1996, among STERIS Corporation, various financial institutions and KeyBank National Association, as
                    Agent..............................................................    *
              11.1  STERIS Corporation Net Income per Common Share.....................    *
              21.1  STERIS Corporation subsidiaries....................................    *
              23.1  Consent of Ernst & Young LLP.......................................    *
              24    Powers of Attorney of the directors and certain officers of STERIS
                    Corporation........................................................    *
              27    Financial Data Schedule............................................    *