Form 10-Q
period 1996-06-30
STERIS CORP
filed 1996-08-14
CIK 815065

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                      10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

         Commission file number     0-20165
                               -------------------
                               STERIS CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                                      34-1482024
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)

     5960 HEISLEY ROAD, MENTOR, OHIO                           44060
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (216) 354-2600
- --------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

COMMON SHARES, WITHOUT PAR VALUE                        33,145,039
- --------------------------------              ------------------------------
      (Title of Class)                        (Outstanding at June 30, 1996)

                               STERIS CORPORATION
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                                                        PAGE
                                                                                                               ----
   ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
   ------         ----------------------------------------------
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  June 30 and March 31, 1996                                                                      3

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  Three months ended June 30, 1996 and 1995                                                       4

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Three months ended June 30, 1996 and 1995                                                       5

                  Notes to Consolidated Condensed Financial Statements                                            6

   ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   ------         -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS                                                            11
                  -----------------------------------

PART II           OTHER INFORMATION

   ITEM 1         LEGAL PROCEEDINGS                                                                              14
   ------         -----------------

   ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            14
   ------         ---------------------------------------------------

   ITEM 6         EXHIBITS AND REPORT ON FORM 8-K                                                                14
   ------         -------------------------------

                  Signature                                                                                      15

PART I                  FINANCIAL INFORMATION

                               STERIS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
================================================================================

                                                            JUNE 30,    MARCH 31,
                                                              1996         1996
                                                           ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                               $ 142,820    $ 140,788
   Marketable securities                                       6,102        9,193
   Accounts receivable                                       126,555      129,312
   Inventories                                                77,822       73,718
   Current portion of deferred income taxes                   11,241        5,219
   Prepaid expenses and other assets                           8,937        9,463
                                                           ---------    ---------
TOTAL CURRENT ASSETS                                         373,477      367,693

Property, plant, and equipment                               138,856      155,470
Accumulated depreciation                                     (63,368)     (61,724)
                                                           ---------    ---------
   Net property, plant, and equipment                         75,488       93,746
Other assets:
   Intangibles                                               126,456      156,391
   Accumulated amortization                                  (54,709)     (52,683)
                                                           ---------    ---------
      Net intangibles                                         71,747      103,708
   Deferred income taxes                                      34,937       28,757
   Other                                                       1,962        2,098
                                                           ---------    ---------
                                                             108,646      134,563
                                                           ---------    ---------

TOTAL ASSETS                                               $ 557,611    $ 596,002
                                                           =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term indebtedness               $ 100,347    $     471
   Accounts payable                                           30,024       31,308
   Accrued income taxes                                       13,755       10,375
   Accrued expenses and other                                106,512       82,932
                                                           ---------    ---------
TOTAL CURRENT LIABILITIES                                    250,638      125,086

Long-term obligations                                          2,499      102,572
Other liabilities                                             67,090       64,285
                                                           ---------    ---------
TOTAL LIABILITIES                                            320,227      291,943

Shareholders' equity:
Serial preferred shares, without par value,
     3,000 shares authorized; no shares outstanding
Common Shares, without par value, 100,000 shares
     authorized; issued and outstanding shares of 33,145
     at June 30, 1996 and
     32,995 at March 31, 1996                                211,904      209,811
Retained earnings                                             28,524      100,119
Cumulative translation adjustment and other                   (3,044)      (5,871)
                                                           ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                   237,384      304,059
                                                           ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 557,611    $ 596,002
                                                           =========    =========


See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
================================================================================

                                                   THREE MONTHS ENDED
                                                        JUNE 30
                                                 ----------------------

                                                    1996        1995
                                                 ---------    --------
NET REVENUE                                      $ 127,868    $120,871
Cost of goods and services sold                     80,582      74,320
                                                 ---------    --------
GROSS PROFIT                                        47,286      46,551

Cost and expenses:
   Selling, general, and administrative             26,118      27,587
   Research and development                          4,302       3,782
   Non-recurring transactions--Note E               90,831
                                                 ---------    --------
                                                   121,251      31,369
                                                 ---------    --------

INCOME (LOSS) FROM OPERATIONS                      (73,965)     15,182
Other income, net                                      329         444
                                                 ---------    --------
INCOME (LOSS) BEFORE INCOME TAXES                  (73,636)     15,626
Income tax (benefit) expense                        (2,041)      6,454
                                                 ---------    --------
NET INCOME (LOSS)                                $ (71,595)   $  9,172
                                                 =========    ========


NET INCOME (LOSS) PER SHARE                      $   (2.16)   $   0.27
                                                 =========    ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   USED IN COMPUTING EARNINGS (LOSS) PER SHARE      33,113      33,922
                                                 =========    ========




See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
================================================================================

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30
                                                               -----------------------

                                                                  1996         1995
                                                               ---------    ---------
OPERATING ACTIVITIES
Net income (loss)                                              $ (71,595)   $   9,172
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                                   3,670        5,204
   Deferred taxes                                                    (91)       9,318
   Non-recurring transactions                                     65,810            0
   Other items                                                       780          427
   Changes in operating assets and liabilities:
      Accounts receivable                                          3,916       18,383
      Inventories                                                 (4,131)      (6,468)
      Other assets                                                   590       (1,879)
      Accounts payable and accruals                               (1,701)     (10,975)
      Accrued income taxes                                         3,256       (5,325)
                                                               ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            504       17,857

INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents              (3,458)      (4,557)
Investment in businesses                                               0         (270)
Proceeds from notes receivable                                        19            0
Purchases of marketable securities                                  (981)        (967)
Proceeds from sales of marketable securities                       4,069          532
                                                               ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                               (351)      (5,262)

FINANCING ACTIVITIES
Payments on notes payable                                            (76)        (166)
Proceeds from exercise of stock options                            1,964        3,006
Tax benefits from exercise of stock options                          129        2,138
                                                               ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          2,017        4,978

Effect of exchange rate changes on cash and cash equivalents        (138)       1,943
                                                               ---------    ---------

INCREASE IN CASH AND CASH EQUIVALENTS                              2,032       19,516
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 140,788      121,272
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 142,820    $ 140,788
                                                               =========    =========




See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PERIODS ENDED JUNE 30, 1996 AND 1995

A. - REPORTING ENTITY

STERIS Corporation ("STERIS") is a leading provider of infection prevention and surgical support systems, products, services, and technologies to healthcare, scientific, and industrial customers throughout the world. The Company has approximately 3,500 Associates, Customer Support facilities in major global markets, and manufacturing operations in the United States, Canada, Germany, and Finland. STERIS operates in a single business segment.

On May 13, 1996, STERIS consummated a merger with AMSCO International, Inc. ("AMSCO") in a tax-free, stock-for-stock transaction (the "AMSCO Merger"). See Note D.

B. - BASIS OF PRESENTATION

The AMSCO Merger has been accounted for by the pooling-of-interests method. Accordingly, the accompanying consolidated condensed financial statements give retroactive effect to the transaction and include the combined operations of STERIS and AMSCO for all periods presented. In addition, the historical financial information of AMSCO (previously reported on fiscal years ending December 31) has been recast to conform to STERIS's annual reporting period ending March 31.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the reader of these financial statements may wish to refer to the audited consolidated financial statements of STERIS (Form 10-K for the year ended March 31, 1996) and AMSCO (Form 8-K/A dated May 13, 1996 and filed June 25, 1996 for the year ended December 31, 1995) filed by STERIS with the Securities and Exchange Commission.

The accompanying consolidated condensed financial statements have been prepared in accordance with STERIS's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except as discussed in Note E, all such adjustments are of a normal and recurring nature. The results for the three months ended June 30, 1996, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997.

C. - EARNINGS (LOSS) PER SHARE

The computations of earnings (loss) per common and common equivalent share give retroactive effect to the AMSCO Merger and are based upon the weighted average number of common shares outstanding. In addition, the fiscal 1996 computations also included the dilutive effect of common share equivalents (consisting of stock options). Common share equivalents were antidilutive for the fiscal 1997 computations. Following is a summary in thousands of common and common equivalent shares outstanding used in the calculations of earnings (loss) per share.


                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                     ---------------------
                                                      1996          1995
                                                     ------        ------
WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING                                 33,113        31,772
Dilutive effect of stock options--primary basis           0         2,150
                                                     ------        ------
WEIGHTED AVERAGE COMMON SHARES AND
         EQUIVALENTS--PRIMARY BASIS                  33,113        33,922
Additional dilutive effect of stock options--fully
         diluted basis                                    0           202
                                                     ------        ------
WEIGHTED AVERAGE COMMON SHARES AND
         EQUIVALENTS--FULLY DILUTED BASIS            33,113        34,124
                                                     ======        ======


D. - AMSCO MERGER

On May 1, 1996, the shareholders of both STERIS and AMSCO approved the AMSCO Merger. The AMSCO Merger was consummated on May 13, 1996. In accordance with the merger agreement, each outstanding share of AMSCO common stock was converted on a tax-free basis into 0.46 of a share of STERIS common shares.

The AMSCO Merger has been accounted for as a pooling of interests and, accordingly, the consolidated condensed financial statements give retroactive effect to the combined operations of STERIS and AMSCO for all periods presented. Summarized operating results of the separate entities for the period prior to the AMSCO Merger follow (in thousands):

                                                                  STERIS                AMSCO              COMBINED
                                                                  ------                -----              --------
         Quarter ended June 30, 1995:
Revenues                                                          $19,818             $101,053             $120,871
Income from operations                                              3,843               11,339               15,182
Net income                                                          2,476                6,696                9,172


Retained earnings were increased by $2,966,000 as a result of net income recorded by AMSCO in the three month period ended March 31, 1996.

E. - NON-RECURRING TRANSACTIONS

Non-recurring charges of $81.3 million net of tax ($90.8 million pre-tax), or $2.44 per share, were recorded in the 1997 fiscal first quarter for costs connected to the AMSCO acquisition and merger. The charges include transaction costs of $15.0 million and restructuring charges of $66.3 million net of tax ($75.8 million pre-tax). The transaction costs are for legal, accounting, investment banking, and related expenses. The restructuring charges are for (i) elimination of redundant facilities and other assets ($27.0 million), (ii) satisfaction of AMSCO executive employment agreements and other employee severance ($19.3 million), (iii) write-off of goodwill related to AMSCO's Finn-Aqua business ($29.5 million), and (iv) other merger-related items.

The effective income tax rate for the three months ended June 30, 1996 was lower than statutory rates principally because certain non-recurring items are non-deductible for tax purposes. The lower effective tax rate increased the loss for the quarter. Non-deductible items include the write-off of goodwill related to AMSCO's Finn-Aqua business and provisions for certain executive severance costs. Also, additional tax valuation allowances were provided to reflect the effects of merger activities.

F. - INVENTORIES

Inventories were as follows (in thousands):

                                           JUNE 30,       MARCH 31,
                                             1996           1996
                                           -------        -------
Raw material                               $24,047        $24,746
Work in process                             21,623         19,139
Finished goods                              32,152         29,833
                                           -------        -------
                                           $77,822        $73,718
                                           =======        =======

G. - FINANCING

Concurrent with the consummation of the AMSCO Merger, STERIS entered into a two and one-half year $125 million unsecured revolving Credit Facility. The Credit Facility will provide credit to facilitate the integration of the operations of STERIS or could be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowings under the Credit Facility were $0 at June 30, 1996.

In July 1996, STERIS redeemed $99.4 million of AMSCO's $100 million 4.5%/6.5% Convertible Subordinated Notes which were convertible into STERIS common shares. This transaction will have no material effect on earnings per common and common equivalent share.

H. - CONTINGENCIES

Product Liability Exposure. As of June 30, 1996, 13 product liability lawsuits related to AMSCO ethylene oxide ("EtO") sterilizers were pending. A significant number of similar suits related to EtO have been either dismissed or settled without a finding of liability. These settlements and the monetary damages in one case where a verdict was returned against AMSCO have been nominal or have been covered by insurance.

As of June 30, 1996, 19 product liability lawsuits unrelated to EtO, such as AMSCO non-EtO sterilizers, surgical tables and operating room lights, were pending. Plaintiffs request all forms of damage, including compensatory, special, exemplary and punitive damages. A significant number of similar suits have been either dismissed or settled without a finding of liability. Most of these settlements have been nominal, and all have been covered by insurance.

STERIS presently anticipates having sufficient primary and excess insurance coverage for each policy year to cover existing asserted claims for compensatory damages, subject to applicable and customary deductibles. STERIS continues to defend itself vigorously in all of the above actions. Although there can be no assurance that the outcome of any of these pending lawsuits will be favorable to STERIS, STERIS believes that pending litigation will not have a material adverse effect on STERIS's business or financial condition.

FDA Regulation. As disclosed in the AMSCO financial statements that are included in the STERIS 8-K/A filed with the SEC on June 25, 1996, AMSCO was notified by the FDA on January 20, 1995 that the FDA has applied its Application Integrity Policy to AMSCO. Consequently, pre-market approval applications and 510(k) notifications submitted by AMSCO will not be reviewed by the FDA until AMSCO has completed certain corrective actions to the satisfaction of the FDA, including audits of certain previously cleared 510(k) notifications. The FDA's Application Integrity Policy has not been applied to 510(k) notifications submitted by STERIS. The audits finalized to date have identified certain corrective actions that AMSCO has completed or will complete during 1996. STERIS cannot predict how long 510 (k) notifications filed by AMSCO will not be reviewed by the FDA. STERIS believes that there are no material AMSCO product introductions planned for 1996 that require pre-market clearance. STERIS has entered into discussions with the FDA regarding steps necessary for the FDA to resume its review of 510(k) notifications filed by AMSCO.

As a consequence of these corrective actions and given the experience of other companies subject to the Application Integrity Policy, it is more likely than not that the FDA will refer this matter to the Department of Justice (the "DOJ") and that the DOJ will pursue sanctions, including, but not limited to, fines and/or criminal sanctions. STERIS cannot predict, at this time, the impact of this continuing FDA review or corrective actions resulting therefrom, or the financial or other effect any fines or sanctions could have on the business, the consolidated financial position or the results of operations. In the event the DOJ pursues sanctions, the DOJ could apply certain guidelines that, if strictly adhered to, could result in any such fines and/or sanctions not being material.

Subject to the matters described above, STERIS believes that it is currently in conformity in all material respects with all regulatory requirements. It is, however, possible that the FDA would disagree with these beliefs and seek to apply one or more of the remedies available to it under applicable law as described above, which could have a material adverse effect on STERIS. STERIS is committed to maintaining compliance with all applicable FDA, EPA, and other governmental laws and regulations.

Environmental Matters. AMSCO has been identified by the EPA as one of approximately 50 potential responsible parties ("PRPs") within the meaning of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act") with respect to a Superfund Act site near Erie, Pennsylvania (the "Site"). In 1992, the EPA issued a unilateral administrative order (the "Administrative Order") to 37 PRPs, including AMSCO, to complete the remediation of the Site. AMSCO, together with 19 other named PRPs, have formed a group to coordinate efforts to respond to the EPA's unilateral Administrative Order. It is estimated that the work needed to complete the remediation of the Site will cost between $10 million and $13 million.

Although STERIS believes that the resolution of AMSCO's liability with respect to the Site will not have a material adverse effect on STERIS, there can be no assurance that the ultimate liability will not exceed current expectations.

Certain Litigation. A complaint, purporting to be a class action on behalf of the stockholders of AMSCO, was filed in the Chancery Court of the State of Delaware, New Castle County on December 22, 1995. The complaint names AMSCO, STERIS, and certain directors of AMSCO as defendants. The complaint alleges, among other things, that the AMSCO Board breached its fiduciary duties in considering and approving the Merger Agreement. Management of STERIS believes that the complaint is without merit and intends to vigorously defend the action.

There are other various pending lawsuits and claims arising out of the conduct of STERIS's business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS's consolidated financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BASIS OF DISCUSSION
- -------------------

The AMSCO Merger has been accounted for by the pooling-of-interests method. Accordingly, the accompanying consolidated condensed financial statements give retroactive effect to the transaction and include the combined operations of STERIS and AMSCO for all periods presented. In addition, the historical financial information of AMSCO (previously reported on fiscal years ending December 31) has been recast to conform to STERIS's annual reporting period ending March 31.

RESULTS OF OPERATIONS
- ---------------------

Net revenue increased by 5.8% to $127.9 million in the first quarter fiscal 1997 from $120.9 million in the first quarter fiscal 1996. Infection Prevention revenues increased by 3.0% in the first quarter fiscal 1997 to $66.7 million from $64.7 million. Surgical Support sales increased by 16.7% to $30.0 million in the first quarter fiscal 1997 from $25.8 million over the comparable fiscal 1996 period. Scientific, Management Services and Other revenue increased by 2.4% to $31.1 million in the first quarter of fiscal 1997 from $30.4 million in the first quarter fiscal 1996.

The costs of products and services sold increased in the first quarter fiscal 1997 by 8.4% to $80.6 million from $74.3 million in the first quarter fiscal 1996. The cost of products and services sold as a percentage of net revenue was 63.0% for the first quarter for fiscal 1997 compared to 61.5% for the same period in fiscal 1996. The increase in the cost of products and services sold as a percentage of net revenue resulted principally from changes in the mix of products sold.

Non-recurring charges of $81.3 million net of tax ($90.8 million pre-tax), or $2.44 per share, were recorded in the 1997 fiscal first quarter for costs connected to the AMSCO acquisition and merger. The charges include transaction costs of $15.0 million and restructuring charges of $66.3 million net of tax ($75.8 million pre-tax). The transaction costs are for legal, accounting, investment banking, and related expenses. The restructuring charges are for (i) elimination of redundant facilities and other assets ($27.0 million), (ii) satisfaction of AMSCO executive employment agreements and other employee severance ($19.3 million), (iii) write-off of goodwill related to AMSCO's Finn-Aqua business ($29.5 million), and (iv) other merger-related items.

Selling, general, and administrative expenses decreased in the first quarter fiscal 1997 by 5.3% to $26.1 million from $27.6 million in the first quarter fiscal 1996. Lower costs were incurred resulting from the AMSCO acquisition and merger. The cost reductions included reduced depreciation and amortization charges on assets that were written-down and lower personnel costs resulting from employee severance. Selling, general, and administrative expenses as a percentage of net revenue decreased to 20.4% in the first quarter fiscal 1997 from 22.8% for the same period in fiscal 1996. The decrease was primarily attributable to the cost reductions resulting from the AMSCO acquisition and merger.

Research and development expenses increased in the first quarter fiscal 1997 by 13.1% to $4.3 million from $3.8 million in the first quarter fiscal 1996. Research and development expenses as a percentage of net revenue were 3.4% for the first quarter fiscal 1997 compared to 3.1% for the first quarter fiscal 1996. The increase in dollars was due primarily to additional product and application development expenditures.

Net interest income increased by 34.6% for the first quarter fiscal 1997 to $.6 million from $.4 million in the first quarter fiscal 1996. The increase was due primarily to higher average investment balances.

Excluding the effect of non-recurring transactions, first quarter fiscal 1997 income increased by 5.8% to $9.7 million ($.28 per share) from $9.2 million ($.27 per share) in the first quarter fiscal 1996.

The effective income tax rate for the three months ended June 30, 1996 was lower than statutory rates principally because certain non-recurring items are non-deductible for tax purposes. The lower effective tax rate increased the loss for the quarter. Non-deductible items include the write-off of goodwill related to AMSCO's Finn-Aqua business and provisions for certain executive severance costs. Also, additional valuation allowances were provided to reflect the effects of merger activities.

As a result of the foregoing factors, the net loss for the first quarter fiscal 1997 was $71.6 million, compared to net income of $9.2 million in the first quarter fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company had $142.8 million in cash and cash equivalents as of June 30, 1996, compared to $140.8 million of the same at March 31, 1996.

Marketable securities decreased by 33.6% to $6.1 million as of June 30, 1996, compared to $9.2 million at March 31, 1996.

Accounts receivable decreased by 2.1% to $126.6 million as of June 30, 1996, compared to $129.3 million at March 31, 1996.

Inventory increased by 5.6% to $77.8 million as of June 30, 1996, compared to $73.7 million at March 31, 1996.

Property, plant, and equipment decreased by 10.7% to $138.9 million as of June 30, 1996, compared to $155.5 million at March 31, 1996. The decrease was due primarily to the write-down of assets resulting from the AMSCO acquisition and merger.

Intangibles decreased by 19.1% to $126.5 million as of June 30, 1996, compared to $156.4 million at March 31, 1996. The decrease was due primarily to the write-down of goodwill related to the Finn-Aqua business, resulting from the AMSCO acquisition and merger.

Deferred income taxes increased by 21.5% to $34.9 million as of June 30, 1996, compared to $28.8 million at March 31, 1996. The increase was due primarily to the recognition of costs resulting from the AMSCO acquisition and merger.

Other assets were $2.0 million as of June 30, 1996, compared to $2.1 million of the same at March 31, 1996.

Current liabilities increased by 100.4% to $250.6 million as of June 30, 1996, compared to $125.1 million at March 31, 1996. The current portion of long-term indebtedness increased to $100.3 million as of June 30, 1996 compared to $.5 million as of March 31, 1996 as a result of a planned redemption of debt. In July 1996, STERIS redeemed $99.4 million of AMSCO's $100 million 4.5%/6.5% Convertible Subordinated Notes which were convertible into STERIS common shares. Other current liabilities increased as a result of the AMSCO merger and acquisition.

Other liabilities were $67.1 million as of June 30, 1996, compared to $64.3 million of the same at March 31, 1996.

Concurrent with the consummation of the AMSCO Merger, STERIS entered into a two and one-half year $125 million unsecured revolving Credit Facility. The Credit Facility will provide credit to facilitate the integration of the operations of STERIS or could be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowings under the Credit Facility were $0 at June 30, 1996. Following completion of the July 1996 redemption of AMSCO's $100 million 4.5%/6.5% Convertible Subordinated Notes, STERIS will have no long-term indebtedness.

The Company has no material commitments for capital expenditures. The Company believes that its cash requirements will increase due to increased sales requiring more working capital, accelerated research and development, and potential acquisitions or investments in complementary businesses. However, the Company believes that its available cash, cash flow from operations, and sources of credit will be adequate to satisfy its capital needs for the foreseeable future.

BACKLOG
- -------

The backlog of customer equipment orders is not material, often covers multiple reporting periods, and represents less than 15% of annual sales volume. In addition, backlog is difficult to assess because orders are subject to cancellation by the customer upon notification.

CONTINGENCIES
- -------------

For a discussion of contingencies, see Note H to the consolidated condensed financial statements.

PART II           OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS
- ------            -----------------

Reference is made to Part I, Item 2., Note H of this Report on Form 10-Q, which is incorporated herein by reference.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------            ---------------------------------------------------

         (a) A special meeting of the shareholders of STERIS was held on May 1, 1996, at 10:00 a.m. (the "Special Meeting") at 5960 Heisley Road, Mentor, Ohio.

         (b) At the Special Meeting, the shareholders of STERIS considered and voted upon proposals to (i) adopt a Restated Agreement and Plan of Merger, dated as of December 16, 1995 and restated as of March 28, 1996, as it had been amended, supplemented, or otherwise modified to the date of the Special Meeting (the "Merger Agreement"), among STERIS, STERIS Acquisition Corporation, and AMSCO International, Inc. and approve the transactions contemplated thereby, including the issuance in connection with the Merger of 0.46 STERIS Common Shares for each outstanding share of AMSCO Common Stock and unexercised options for the purchase thereof and (ii) adopt an amendment to STERIS's Amended Articles of Incorporation to increase the number of authorized STERIS Common Shares from 30 million shares to 100 million shares (the "Charter Amendment"). Of the shares represented at the Special Meeting in person or by proxy and entitled to vote thereat, there were 11,436,550 votes cast for, 2,411,934 votes cast against, and 78,445 abstentions with respect to the proposal to adopt the Merger Agreement and approve the transactions contemplated thereby. With respect to the proposal to adopt the Charter Amendment, there were 11,728,459 votes cast for, 1,882,415 votes cast against, and 316,055 abstentions. There were no broker non-votes with respect to either proposal at the Special Meeting.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
- ------            --------------------------------

(a)      Exhibits
         --------

      EXHIBIT NUMBER                EXHIBIT DESCRIPTION
      --------------                -------------------

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

            4.2 Indenture governing the 4 1/2 % / 6 1/2% Step-Up Convertible Subordinated Debentures due 2002, including the form of 4 1/2% / 6 1/2% Step-Up Convertible Debenture due 2002 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form 8-A of AMSCO International, Inc. filed on September 10, 1992 and amended on October 16,
                    1992).

            4.3 First Supplemental Indenture, dated May 13, 1996 among AMSCO International, Inc., STERIS Corporation, and The Bank of New York (incorporated by reference to Exhibit 4.3 of the STERIS Annual Report on Form 10-K for the fiscal year ended March 31, 1996).

            27.1    Financial Data Schedule

(b)      Reports on Form 8-K
         -------------------

May 13, 1996 -Item 2. Acquisition or Disposition of Assets. On May 13, 1996, STERIS and AMSCO completed the merger of STERIS Acquisition Corporation, a newly-formed, wholly-owned subsidiary of STERIS, with and into AMSCO, as a result of which AMSCO became a wholly-owned subsidiary of STERIS.

         Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits. STERIS filed certain financial statements of AMSCO and its subsidiaries for the three year period ended December 31, 1995, and certain pro forma financial information for the fiscal years ended March 31, 1994, March 31, 1995, and, pursuant to the amendment to Form 8-K filed by STERIS on June 25, 1996, for the fiscal year ended March 31, 1996, giving effect to the merger of STERIS and AMSCO based on historical consolidated financial statements of STERIS and AMSCO.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STERIS Corporation (Registrant)

                                       /s/ Michael A. Keresman, III
                                       -----------------------------------
                                       Michael A. Keresman, III
                                       Chief Financial Officer and
                                       Senior Vice President
                                       (Principal Financial Officer)
                                       August 14, 1996