Form 10-Q
period 1996-09-30
STERIS CORP
filed 1996-11-14
CIK 815065

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                      10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________

         Commission file number 0-20165
                                --------

                               STERIS CORPORATION
                               ------------------
             (Exact name of registrant as specified in its charter)

                  OHIO                                           34-1482024
                  ----                                           ----------
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)

     5960 HEISLEY ROAD, MENTOR, OHIO                                44060
     -------------------------------                                -----
(Address of principal executive offices)                         (Zip Code)

                                 (216) 354-2600
                                 --------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

 COMMON SHARES, WITHOUT PAR VALUE                       34,153,498
 --------------------------------                       ----------
         (Title of Class)                     (Outstanding at October 31, 1996)

                               STERIS CORPORATION
                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION                                              PAGE
                                                                                     ----
   ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)
   ------         ---------------------------------

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                  September 30 and March 31, 1996                                       3

                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  Three months and six months ended September 30, 1996 and 1995         4

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 1996 and 1995                          5

                  Notes to Consolidated Condensed Financial Statements                  6

   ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   ------         -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS                                  11
                  -----------------------------------


PART II           OTHER INFORMATION

   ITEM 1         LEGAL PROCEEDINGS                                                    15
   ------         -----------------

   ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15
   ------         ---------------------------------------------------

   ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K                                     15
   ------         --------------------------------

                  Signature                                                            16

PART I     FINANCIAL INFORMATION

                               STERIS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
===============================================================================

                                                                      SEPTEMBER 30,            MARCH 31,
                                                                           1996                   1996
                                                                     -----------------      -----------------
           ASSETS
           Current assets:
              Cash and cash equivalents                               $        56,701        $       140,788
              Marketable securities                                             6,077                  9,193
              Accounts receivable                                             131,953                129,312
              Inventories                                                      80,890                 73,718
              Current portion of deferred income taxes                         10,146                  5,219
              Prepaid expenses and other assets                                 7,017                  9,463
                                                                     -----------------     -----------------
           TOTAL CURRENT ASSETS                                               292,784                367,693

           Property, plant, and equipment                                     141,564                155,470
           Accumulated depreciation                                           (63,514)               (61,724)
                                                                     -----------------      -----------------
              Net property, plant, and equipment                               78,050                 93,746
           Other assets:
              Intangibles                                                     131,136                156,391
              Accumulated amortization                                        (56,495)               (52,683)
                                                                     -----------------      -----------------
                 Net intangibles                                               74,641                103,708
              Deferred income taxes                                            32,919                 28,757
              Other                                                             1,554                  2,098
                                                                     -----------------      -----------------
                                                                              109,114                134,563
                                                                     -----------------      -----------------

           TOTAL ASSETS                                               $       479,948        $       596,002
                                                                     =================      =================


           LIABILITIES AND SHAREHOLDERS' EQUITY
           Current liabilities:
              Current portion of long-term indebtedness               $         1,042        $           471
              Accounts payable                                                 33,828                 31,308
              Accrued income taxes                                             10,505                 10,375
              Accrued expenses and other                                      105,510                 82,932
                                                                     -----------------      -----------------
           TOTAL CURRENT LIABILITIES                                          150,885                125,086

           Long-term obligations                                                3,102                102,572
           Other liabilities                                                   65,521                 64,285
                                                                     -----------------      -----------------
           TOTAL LIABILITIES                                                  219,508                291,943

           Shareholders' equity:
           Serial preferred shares, without par value,
                3,000 shares authorized; no shares outstanding
           Common Shares, without par value, 100,000 shares
                authorized; issued and outstanding shares of 33,586
                at September 30, 1996 and
                32,995 at March 31, 1996                                      223,411                209,811
           Retained earnings                                                   40,062                100,119
           Cumulative translation adjustment and other                         (3,033)                (5,871)
                                                                     -----------------      -----------------
           TOTAL SHAREHOLDERS' EQUITY                                         260,440                304,059
                                                                     -----------------      -----------------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $       479,948        $       596,002
                                                                     =================      =================


           See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)
===============================================================================

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            SEPTEMBER 30                       SEPTEMBER 30
                                                    ------------------------------     ------------------------------

                                                        1996            1995               1996            1995
                                                    --------------  --------------     --------------  --------------

NET REVENUE                                           $   138,490     $   132,268        $   266,358     $   253,139
Cost of goods and services sold                            85,165          84,210            165,747         158,530
                                                    --------------  --------------     --------------  --------------
GROSS PROFIT                                               53,325          48,058            100,611          94,609

Cost and expenses:
   Selling, general, and administrative                    27,570          30,934             53,688          58,521
   Research and development                                 5,871           4,279             10,173           8,061
   Non-recurring transactions--Note E                           0               0             90,831               0
                                                    --------------  --------------     --------------  --------------
                                                           33,441          35,213            154,692          66,582
                                                    --------------  --------------     --------------  --------------

INCOME (LOSS) FROM OPERATIONS                              19,884          12,845            (54,081)         28,027
Interest expense                                             (346)         (1,528)            (1,948)         (3,107)
Interest income and other                                     866           1,183              2,797           3,206
                                                    --------------  --------------     --------------  --------------
INCOME (LOSS) BEFORE INCOME TAXES                          20,404          12,500            (53,232)         28,126
Income tax expense                                          8,866           5,301              6,825          11,755
                                                    --------------  --------------     --------------  --------------

NET INCOME (LOSS)                                     $    11,538     $     7,199        $   (60,057)    $    16,371
                                                    ==============  ==============     ==============  ==============


 NET INCOME (LOSS) PER SHARE                          $      0.33    $       0.21       $      (1.81)    $      0.47
                                                    ==============  ==============     ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
   USED IN COMPUTING INCOME (LOSS) PER SHARE                35,307          35,026             33,261          34,482
                                                    ==============  ==============     ==============  ==============




           See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
===============================================================================

                                                                      SIX MONTHS ENDED
                                                                        SEPTEMBER 30
                                                             ------------------------------------

                                                                 1996                 1995
                                                             ---------------     ----------------
OPERATING ACTIVITIES
Net income (loss)                                             $     (60,057)       $      16,371
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization                                      7,184               10,319
   Deferred taxes                                                      (357)               9,143
   Non-recurring transactions                                        64,645                    0
   Other items                                                        1,810                1,823
   Changes in operating assets and liabilities:
      Accounts receivable                                            (1,258)               4,650
      Inventories                                                    (5,137)               1,622
      Other assets                                                      163               (1,475)
      Accounts payable and accruals                                  (2,778)             (13,089)
      Accrued income taxes                                              130               (4,004)
                                                             ---------------     ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             4,345               25,360

INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents                 (6,588)              (7,092)
Investment in businesses                                             (7,482)                (698)
Proceeds from notes receivable                                        8,438                    0
Purchases of marketable securities                                   (4,026)              (4,612)
Proceeds from sales of marketable securities                          7,147                3,272
                                                             ---------------     ----------------

NET CASH USED IN INVESTING ACTIVITIES                                (2,511)              (9,130)

FINANCING ACTIVITIES
Payments on notes payable                                           (99,749)                (868)
Proceeds from exercise of stock options                              11,827                9,065
Tax benefits from exercise of stock options                           1,773                2,602
                                                             ---------------     ----------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 (86,149)              10,799

Effect of exchange rate changes on cash and cash equivalents            228                1,648
                                                             ---------------     ----------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (84,087)              28,677
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    140,788               64,075
                                                             ---------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $      56,701        $      92,752
                                                             ===============     ================


See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

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

The accompanying consolidated condensed financial statements have been prepared in accordance with STERIS's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except as discussed in Note E, all such adjustments are of a normal and recurring nature. The results for the six months ended September 30, 1996, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997.

C. - EARNINGS (LOSS) PER SHARE

The computations of earnings (loss) per common share and common share equivalent give retroactive effect to the AMSCO Merger and are based upon the weighted average number of common shares outstanding and where applicable, the dilutive effect of common share equivalents (consisting of stock options). Common share equivalents were antidilutive for the six months ended September 30, 1996. Following is a summary in thousands of common shares and common share equivalents outstanding used in the calculations of earnings (loss) per share.



                                                             THREE MONTHS                           SIX MONTHS
                                                                 ENDED                                ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                        1996              1995                1996              1995
                                                     -----------      ------------        ------------      ------------
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                    33,409            32,564              33,261            32,168

Dilutive effect of stock options--
    primary basis                                          1,898             2,462                   0             2,314
                                                     -----------      ------------        ------------      ------------
WEIGHTED AVERAGE COMMON
    SHARES AND EQUIVALENTS--
    PRIMARY BASIS                                         35,307            35,026              33,261            34,482

Additional dilutive effect of stock
    options--fully diluted basis                             170                90                   0               295
                                                     -----------      ------------        ------------      ------------
WEIGHTED AVERAGE COMMON
    SHARES AND EQUIVALENTS--
    FULLY DILUTED BASIS                                   35,477            35,116              33,261            34,777
                                                     ===========      ============        ============      ============


D. - AMSCO MERGER

On May 1, 1996, the shareholders of both STERIS and AMSCO approved the AMSCO Merger. The AMSCO Merger was consummated on May 13, 1996. In accordance with the merger agreement, each outstanding share of AMSCO common stock was converted on a tax-free basis into 0.46 of a common share of STERIS.

The AMSCO Merger has been accounted for as a pooling of interests and, accordingly, the consolidated condensed financial statements give retroactive effect to the combined operations of STERIS and AMSCO for all periods presented. Summarized operating results of the separate entities for the period prior to the AMSCO Merger follow (in thousands):

                                                            STERIS                AMSCO              COMBINED
                                                            ------                -----              --------
  Three months ended September 30, 1995:
Net Revenue                                                 $21,594             $110,674             $132,268
Income from operations                                        4,646                8,199               12,845
Net income                                                    2,945                4,254                7,199


  Six months ended September 30, 1995:
Net Revenue                                                 $41,412             $211,727             $253,139
Income from operations                                        8,490               19,537               28,027
Net income                                                    5,421               10,950               16,371


Retained earnings were increased by $2,966,000 as a result of net income recorded by AMSCO in the three month period ended March 31, 1996.

E. - NON-RECURRING TRANSACTIONS

Non-recurring charges of $81.3 million net of tax ($90.8 million pre-tax), or $2.44 per share, were recorded in the 1997 fiscal first quarter for costs connected to the AMSCO acquisition and merger. The charges include transaction costs of $15.0 million and restructuring charges of $66.3 million net of tax ($75.8 million pre-tax). The transaction costs are for legal, accounting, investment banking, and related expenses. The restructuring charges are for (i) elimination of redundant facilities and other assets ($27.0 million), (ii) satisfaction of AMSCO executive employment agreements and other employee severance ($19.3 million), (iii) write-off of goodwill related to AMSCO's Finn-Aqua business ($29.5 million), and (iv) other merger-related items. Cash payments for the first six months of fiscal 1997 related principally to transaction costs and executive employment agreements.

The effective income tax rate for the six months ended September 30, 1996 differed from statutory rates principally because certain non-recurring items that increased the net loss are non-deductible for tax purposes. Non-deductible items include the write-off of goodwill related to AMSCO's Finn-Aqua business and provisions for certain executive severance costs. Also, additional tax valuation allowances were provided to reflect the effects of merger activities.

F. - INVENTORIES

Inventories were as follows (in thousands):

                                                                     SEPTEMBER 30,               MARCH 31,
                                                                         1996                      1996
                                                                 ---------------------      -------------------
Raw material                                                                   $27,673                  $24,746
Work in process                                                                 26,856                   19,139
Finished goods                                                                  26,361                   29,833
                                                                 ---------------------      -------------------
                                                                               $80,890                  $73,718
                                                                 =====================      ===================

G. - FINANCING

Concurrent with the consummation of the AMSCO Merger, STERIS entered into a two and one-half year $125 million unsecured revolving Credit Facility. The Credit Facility will provide credit to facilitate the integration of the operations of STERIS or could be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowing under the Credit Facility was $0 at September 30, 1996.

In July 1996, STERIS redeemed $99.4 million of AMSCO's $100 million 4.5%/6.5% Convertible Subordinated Notes which were convertible into STERIS common shares. This transaction had no material effect on earnings per common and common equivalent share.

H. - CONTINGENCIES

Product Liability Exposure. As of September 30, 1996, 13 product liability lawsuits related to AMSCO ethylene oxide ("EtO") sterilizers were pending. A significant number of similar suits related to EtO have been either dismissed or settled without a finding of liability. These settlements and the monetary damages in one case where a verdict was returned against AMSCO have been nominal or have been covered by insurance.

As of September 30, 1996, 13 product liability lawsuits unrelated to EtO, such as lawsuits related to AMSCO non-EtO sterilizers, surgical tables and operating room lights, were pending. Plaintiffs request all forms of damage, including compensatory, special, exemplary and punitive damages. A significant number of similar suits have been either dismissed or settled without a finding of liability. Most of these settlements have been nominal, and all have been covered by insurance.

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

FDA Regulation. As disclosed in the AMSCO financial statements that are included in the STERIS 8-K/A filed with the SEC on June 25, 1996, AMSCO was notified by the FDA on January 20, 1995 that the FDA has applied its Application Integrity Policy to AMSCO. Consequently, pre-market approval applications and 510(k) notifications submitted by AMSCO will not be reviewed by the FDA until AMSCO has completed certain corrective actions to the satisfaction of the FDA, including audits of certain previously cleared 510(k) notifications. The FDA's Application Integrity Policy has not been applied to 510(k) notifications submitted by STERIS. The audits have identified certain corrective actions that AMSCO has completed or intends to complete in the near future. STERIS cannot predict how long 510(k) notifications filed by AMSCO will not be reviewed by the FDA. STERIS believes that there are no material AMSCO product introductions planned for 1996 that require pre-market clearance. STERIS is continuing its discussions with the FDA regarding steps necessary for the FDA to resume its review of 510(k) notifications filed by AMSCO.

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

BASIS OF DISCUSSION
-------------------

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

RESULTS OF OPERATIONS
---------------------

Net revenue increased by 4.7% to $138.5 million in the second quarter fiscal 1997 from $132.3 million in the second quarter fiscal 1996. Net revenue increased by 5.2% to $266.4 million in the first six months of fiscal 1997 from $253.1 million in the same period in fiscal 1996. Infection Prevention revenues increased by 7.4% in the second quarter fiscal 1997 to $75.9 million from $70.7 million. Infection Prevention revenues increased by 5.3% to $142.5 million in the first six months of fiscal 1997 from $135.4 million in the same period in fiscal 1996. Surgical Support sales increased by 5.2% to $30.6 million in the second quarter fiscal 1997 from $29.1 million over the comparable fiscal 1996 period. Surgical Support revenues increased by 10.6% to $60.7 million in the first six months of fiscal 1997 from $54.9 million in the same period in fiscal 1996. Scientific, Management Services and Other revenue decreased by 1.5% to $32.0 million in the second quarter of fiscal 1997 from $32.5 million in the second quarter fiscal 1996. Scientific, Management Services and Other revenues increased by 0.4% to $63.1 million in the first six months of fiscal 1997 from $62.9 million in the same period in fiscal 1996.

The costs of products and services sold increased in the second quarter fiscal 1997 by 1.1% to $85.2 million from $84.2 million in the second quarter fiscal 1996. The cost of products and services sold increased for the first six months of fiscal 1997 by 4.6% to $165.7 million from $158.5 million for the first six months of fiscal 1996. The cost of products and services sold as a percentage of net revenue was 61.5 % for the second quarter for fiscal 1997 compared to 63.7% for the same period in fiscal 1996. The decrease in the cost of products and services sold as a percentage of net revenue resulted principally from changes in the mix of products sold.

Non-recurring charges of $81.3 million net of tax ($90.8 million pre-tax), or $2.44 per share, were recorded in the 1997 fiscal first quarter for costs connected to the AMSCO acquisition and merger. The charges include transaction costs of $15.0 million and restructuring charges of $66.3 million net of tax ($75.8 million pre-tax). The transaction costs are for legal, accounting, investment banking, and related expenses. The restructuring charges are for (i) elimination of redundant facilities and other assets ($27.0 million), (ii) satisfaction of AMSCO executive employment agreements and other employee severance ($19.3 million), (iii) write-off of goodwill related to AMSCO's Finn-Aqua business ($29.5 million), and (iv) other merger-related items. Cash payments for the first six months of fiscal 1997 related principally to transaction costs and executive employment agreements.

Selling, general, and administrative expenses decreased in the second quarter fiscal 1997 by 10.9% to $27.6 million from $30.9 million in the second quarter fiscal 1996. Selling, general, and administrative expenses decreased in the first six months of fiscal 1997 by 8.3% to $53.7 million from $58.5 million in the same period fiscal 1996. Lower costs were incurred resulting from the AMSCO acquisition and merger. The cost reductions included reduced depreciation and amortization charges on assets that were written-down and lower personnel costs resulting from employee severance. Selling, general, and administrative expenses as a percentage of net revenue decreased to 19.9% in the second quarter fiscal 1997 from 23.4% for the same period in fiscal 1996. The decrease was primarily attributable to the cost reductions resulting from the AMSCO acquisition and merger.

Research and development expenses increased in the second quarter fiscal 1997 by 37.2% to $5.9 million from $4.3 million in the second quarter fiscal 1996. Research and development expenses increased in the first six months of fiscal 1997 by 26.2% to $10.2 million from $8.1 million for the same period fiscal 1996. Research and development expenses as a percentage of net revenue were 4.2% for the second quarter fiscal 1997 compared to 3.2% for the second quarter fiscal 1996 and 3.8% for the first six months of fiscal 1997 compared to 3.2% for the same period in fiscal 1996. The increase in dollars was due primarily to additional product and application development expenditures.

Interest expense decreased in the second quarter fiscal 1997 by 77.4% to $0.3 million from $1.5 million in the second quarter fiscal 1996. Interest expense decreased in the first six months of fiscal 1997 by 37.3% to $1.9 million from $3.1 million for the same period fiscal 1996. The decrease was due primarily to the July 1996 redemption of approximately $100 million of AMSCO 4.5%/6.5% Convertible Subordinated Notes.

Interest income and other decreased in the second quarter fiscal 1997 by 26.8% to $0.9 million from $1.2 million in the second quarter fiscal 1996. Interest income and other decreased in the first six months of fiscal 1997 by 12.8% to $2.8 million from $3.2 million for the same period fiscal 1996. The decrease was due primarily to lower cash, cash equivalents, and marketable security balances.

Second quarter fiscal 1997 income increased by 60.3% to $11.5 million ($.33 per share) from $7.2 million ($.21 per share) in the second quarter fiscal 1996. Excluding the effect of non-recurring transactions, income for the first six months of fiscal 1997 increased by 29.8 % to $21.2 million ($.60 per share) from $16.4 million ($.47 per share) in the same period fiscal 1996.

The effective income tax rate for the six months ended September 30, 1996 differed from statutory rates principally because certain non-recurring items that increased the net loss are non-deductible for tax purposes. Non-deductible items include the write-off of goodwill related to AMSCO's Finn-Aqua business and provisions for certain executive severance costs. Also, additional tax valuation allowances were provided to reflect the effects of merger activities.

As a result of the foregoing factors, the net loss for the first six months ended fiscal 1997 was $60.1 million, compared to net income of $16.4 million in the same period fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had $56.7 million in cash and cash equivalents as of September 30, 1996, compared to $140.8 million of the same at March 31, 1996. The decrease in cash and cash equivalents was primarily a result of the July 1996 redemption of approximately $100 million AMSCO's 4.5%/6.5% Convertible Subordinated Notes.

Marketable securities decreased by 33.9% to $6.1 million as of September 30, 1996, compared to $9.2 million at March 31, 1996.

Accounts receivable increased by 2.0% to $132.0 million as of September 30, 1996, compared to $129.3 million at March 31, 1996.

Inventory increased by 9.7% to $80.9 million as of September 30, 1996, compared to $73.7 million at March 31, 1996.

Property, plant, and equipment decreased by 8.9% to $141.6 million as of September 30, 1996, compared to $155.5 million at March 31, 1996. The decrease was due primarily to the write-down of assets resulting from the AMSCO acquisition and merger.

Intangibles decreased by 16.1% to $131.1 million as of September 30, 1996, compared to $156.4 million at March 31, 1996. The decrease was due primarily to the write-down of goodwill related to the Finn-Aqua business, resulting from the AMSCO acquisition and merger.

Deferred income taxes increased by 14.5% to $32.9 million as of September 30, 1996, compared to $28.8 million at March 31, 1996. The increase was due primarily to the recognition of costs resulting from the AMSCO acquisition and merger.

Other assets were $1.6 million as of September 30, 1996, compared to $2.1 million of the same at March 31, 1996.

Current liabilities increased by 20.6% to $150.9 million as of September 30, 1996, compared to

$125.1 million at March 31, 1996. The increase in current liabilities was primarily a result of the AMSCO merger and acquisition.

Other liabilities were $65.5 million as of September 30, 1996, compared to $64.3 million of the same at March 31, 1996.

Concurrent with the consummation of the AMSCO Merger, STERIS entered into a two and one-half year $125 million unsecured revolving Credit Facility. The Credit Facility will provide credit to facilitate the integration of the operations of STERIS or could be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowing under the Credit Facility was $0 at September 30, 1996. As a result of the July 1996 redemption of approximately $100 million AMSCO's 4.5%/6.5% Convertible Subordinated Notes, STERIS has minimal long-term indebtedness.

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

CONTINGENCIES
-------------

For a discussion of contingencies, see Note H to the consolidated condensed financial statements.

PART II           OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS
------            -----------------

Reference is made to Part I, Item 2., Note H of this Report on Form 10-Q, which is incorporated herein by reference.


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

The 1996 Annual Meeting of Shareholders of STERIS Corporation was held on July 25, 1996, at 5960 Heisley Road, Mentor, Ohio. At the 1996 Annual Meeting, shareholders were asked to elect the following four directors to serve in the class with a term expiring at the Annual Meeting of Shareholders in 1998: Jerry
E. Robertson (28,402,276 votes for, 162,334 withheld), Frank E. Samuel, Jr. (28,409,141 votes for, 154,469 withheld), Bill R. Sanford (28,405,679 votes for, 157,931 withheld), and Loyal W. Wilson (28,408,864 votes for, 154,746 withheld). Each of Messrs. Robertson, Samuel, Sanford, and Wilson were elected at the 1996 Annual Meeting to serve as directors in the class designated as Class II with a term expiring in 1998.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K
------            --------------------------------

(a)      Exhibits


      EXHIBIT NUMBER                 EXHIBIT DESCRIPTION
      --------------                 -------------------


         27.1                        Financial Data Schedule

(b)      Reports on Form 8-K
         -------------------

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               STERIS Corporation
                                  (Registrant)

                               /s/ Michael A. Keresman, III
                               -------------------------------
                               Michael A. Keresman, III
                               Chief Financial Officer and
                               Senior Vice President
                               (Principal Financial Officer)
                               November 14, 1996