Form 10-Q
period 1996-12-31
STERIS CORP
filed 1997-02-14
CIK 815065

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                      10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1996

                                                        OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

         Commission file number 0-20165
                                -------

                              STERIS CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                              34-1482024
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

   5960 HEISLEY ROAD, MENTOR, OHIO                                   44060
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (216) 354-2600
------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No   .
   ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.


Common Shares, without par value                            34,229,122
--------------------------------------     ------------------------------------
  (Title of Class)                            (Outstanding at January 31, 1997)


                               STERIS CORPORATION
                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
                                                                                                            PAGE
                                                                                                            ----
ITEM 1         CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)

               CONSOLIDATED CONDENSED BALANCE SHEETS
               December 31 and March 31, 1996                                                                  3

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               Three months and nine months ended December 31, 1996 and 1995                                   4

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               Nine months ended December 31, 1996 and 1995                                                    5

               Notes to Consolidated Condensed Financial Statements                                            6

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                            11


PART II        OTHER INFORMATION

ITEM 1         LEGAL PROCEEDINGS                                                                              16

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K                                                               16

               Signature                                                                                      16



PART I  FINANCIAL INFORMATION


                               STERIS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
================================================================================
                                                       DECEMBER 31,   MARCH 31,
                                                           1996          1996
                                                       -----------    ---------
ASSETS
Current assets:
 Cash and cash equivalents                               $  34,822    $ 140,788
 Marketable securities                                       6,120        9,193
 Accounts receivable                                       147,877      129,312
 Inventories                                                88,775       73,718
 Current portion of deferred income taxes                    8,963        5,219
 Prepaid expenses and other assets                           7,503        9,463
                                                         ---------    ---------
TOTAL CURRENT ASSETS                                       294,060      367,693

Property, plant, and equipment                             168,163      155,470
Accumulated depreciation                                   (73,931)     (61,724)
                                                         ---------    ---------
 Net property, plant, and equipment                         94,232       93,746
Intangibles                                                197,488      156,391
Accumulated amortization                                   (65,392)     (52,683)
                                                         ---------    ---------
 Net intangibles                                           132,096      103,708
Deferred income taxes                                       32,690       28,757
Other assets                                                   957        2,098
                                                         ---------    ---------
TOTAL ASSETS                                             $ 554,035    $ 596,002
                                                         =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term indebtedness               $   1,352    $     471
 Accounts payable                                           35,654       31,308
 Accrued income taxes                                       12,616       10,375
 Accrued expenses and other                                102,095       82,932
                                                         ---------    ---------
TOTAL CURRENT LIABILITIES                                  151,717      125,086

Long-term indebtedness                                      43,095      102,572
Other liabilities                                           69,693       64,285
                                                         ---------    ---------
TOTAL LIABILITIES                                          264,505      291,943
Shareholders' equity:
Serial preferred shares, without par
 value, 3,000 shares authorized;
 no shares outstanding
Common Shares, without par value, 100,000
 shares authorized; issued and outstanding shares of
 34,185 at  December 31, 1996 and 32,995 at March
 31, 1996                                                  239,316      209,811
Retained earnings                                           53,597      100,119
Cumulative translation adjustment and other                 (3,383)      (5,871)
                                                         ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                 289,530      304,059
                                                         ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 554,035    $ 596,002
                                                         =========    =========


See notes to consolidated condensed financial statements.




                               STERIS CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                   (UNAUDITED)
============================================================================================

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    DECEMBER 31             DECEMBER 31
                                           ------------------------- -----------------------
                                            1996         1995          1996         1995
                                          ---------    ---------     ---------    --------
Net revenue                               $ 151,005    $ 163,623    $ 417,363    $ 416,762
Cost of goods and services sold              91,231      101,323      256,978      259,853
                                          ---------    ---------    ---------    ---------
Gross profit                                 59,774       62,300      160,385      156,909

Cost and expenses:
   Selling, general, and administrative      32,505       29,388       86,193       87,908
   Research and development                   5,425        4,651       15,598       12,712
   Non-recurring items--Note E                    0            0       90,831            0
                                          ---------    ---------    ---------    ---------
                                             37,930       34,039      192,622      100,620
                                          ---------    ---------    ---------    ---------

Income (loss) from operations                21,844       28,261      (32,237)      56,289
Interest expense                               (192)      (1,371)      (2,140)      (4,478)
Interest income and other                       715        1,671        3,512        4,876
                                          ---------    ---------    ---------    ---------
Income (loss) before income taxes            22,367       28,561      (30,865)      56,687
Income tax expense                            8,832       11,009       15,657       22,765
                                          ---------    ---------    ---------    ---------
Net income (loss)                         $  13,535    $  17,552    $ (46,522)   $  33,922
                                          =========    =========    =========    =========


Net income (loss) per share               $    0.38    $    0.50    $   (1.39)   $    0.98
                                          =========    =========    =========    =========


Weighted average number of shares
  outstanding used in computing
  income (loss) per share                    36,089       35,041       33,535       34,637
                                          =========    =========    =========    =========

See notes to consolidated condensed financial statements.


                                        STERIS CORPORATION

                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                           (IN THOUSANDS)

                                            (UNAUDITED)
===================================================================================================


                                                                  NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                               ----------------------
                                                                   1996        1995
                                                               ----------    --------
OPERATING ACTIVITIES
Net income (loss)                                              $ (46,522)   $  33,922
Adjustments to reconcile to net cash
 provided by operating activities:
 Depreciation and amortization                                    10,872       14,911
 Deferred taxes                                                       51        7,392
 Non-recurring items                                              53,261            0
 Other items                                                       5,581        2,481
 Changes in operating assets and liabilities:
  Accounts receivable                                            (17,182)     (20,501)
  Inventories                                                     (3,078)      16,061
  Other assets                                                     1,697       (2,083)
  Accounts payable and accruals                                      157       (9,883)
  Accrued income taxes                                             2,242        4,793
                                                               ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          7,079       47,093

INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents             (12,231)      (9,232)
Investment in businesses                                         (82,482)        (276)
Proceeds from notes receivable                                     8,438            0
Purchases of marketable securities                                (4,068)      (9,749)
Proceeds from sales of marketable securities                       7,147        9,464
                                                               ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                            (83,196)      (9,793)

FINANCING ACTIVITIES
Payments on notes payable                                       (100,035)        (982)
Borrowing under line of credit                                    40,000            0
Proceeds from exercise of stock options                           26,086        9,544
Tax benefits from exercise of stock options                        3,419        2,666
                                                               ---------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (30,530)      11,228
Effect of exchange rate changes on cash and cash equivalents         681        1,217
                                                               ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (105,966)      49,745
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 140,788       64,075
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  34,822    $ 113,820
                                                               =========    =========

See notes to consolidated condensed financial statements

                               STERIS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

PERIODS ENDED DECEMBER 31, 1996 AND 1995

A. - REPORTING ENTITY

STERIS Corporation ("STERIS") is a leading provider of infection prevention, contamination control, and surgical support systems, products, services, and technologies to healthcare, scientific, research and industrial Customers throughout the world. The Company has approximately 4,000 Associates (employees) worldwide, including more than 1,000 direct sales, service, and field support personnel. Customer Support facilities are located in major global market centers with manufacturing operations in the United States, Canada, Germany, and Finland. STERIS operates in a single business segment.

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

The accompanying consolidated condensed financial statements have been prepared in accordance with STERIS's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except as discussed in Note E, all such adjustments are of a normal and recurring nature. The results for the nine months ended December 31, 1996, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997.

C. - EARNINGS (LOSS) PER SHARE



The computations of earnings (loss) per common share and common share equivalent give retroactive effect to the Amsco Merger and are based upon the weighted average number of common shares outstanding and where applicable, the dilutive effect of common share equivalents (consisting of stock options). Common share equivalents were antidilutive for the nine month period ended December 31, 1996 and accordingly were excluded from the computation of earnings (loss) per common share for such period. Following is a summary in thousands of common shares and common share equivalents outstanding used in the calculations of earnings (loss) per share.






                                               THREE MONTHS       NINE MONTHS
                                                   ENDED            ENDED
                                               DECEMBER 31,      DECEMBER 31,
                                             1996      1995      1996     1995
                                            -------   ------    -----    -----
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                       34,161   32,757   33,535   32,364

Dilutive effect of stock options--
   primary basis                              1,928    2,284        0    2,273
                                            -------   ------    -----    -----

WEIGHTED AVERAGE COMMON
   SHARES AND EQUIVALENTS--
   PRIMARY BASIS                             36,089   35,041   33,535   34,637

Additional dilutive effect of stock
   options--fully diluted basis                 153       11        0      150
                                            -------   ------    -----    -----
WEIGHTED AVERAGE COMMON
    SHARES AND EQUIVALENTS--
    FULLY DILUTED BASIS                      36,242   35,052   33,535   34,787
                                           ========   ======   ======   ======


D. - MERGERS AND ACQUISITIONS



AMSCO MERGER



On May 1, 1996, the shareholders of both STERIS and Amsco approved the Amsco Merger. The Amsco Merger was consummated on May 13, 1996. In accordance with the merger agreement, each outstanding share of Amsco common stock was converted on a tax-free basis into 0.46 of a common share of STERIS.

Summarized operating results of the separate entities for the period prior to the Amsco Merger follow (in thousands):


                                              STERIS       AMSCO     COMBINED
                                              ------       -----     --------
  Three months ended December 31, 1995:
Net revenue                                   $24,156     $139,467     $163,623
Income from operations                          5,534       22,727       28,261
Net income                                      3,472       14,080       17,552



  Nine months ended December 31, 1995:
Net revenue                                   $65,568     $351,194     $416,762
Income from operations                         14,024       42,265       56,289
Net income                                      8,892       25,030       33,922




Retained earnings were increased by $2,966,000 as a result of net income recorded by Amsco in the three month period ended March 31, 1996.



OTHER MERGERS AND ACQUISITIONS



In late December 1996, STERIS completed the acquisition of the assets of the infection control and contamination control businesses of Calgon Vestal Laboratories from Bristol-Myers Squibb Company. The acquisition expands STERIS's consumable product lines for surface cleaning and decontamination. The acquisition was accounted for using the purchase method of accounting.



During the fiscal second quarter 1996 STERIS acquired Surgicot, Inc., a privately held manufacturer and supplier of biological and chemical sterile process monitors, sterilization wraps and pouches, and other consumable infection prevention products for the healthcare and scientific markets. The acquisition was accounted for using the purchase method of accounting.



E. - NON-RECURRING ITEMS



Non-recurring charges of $81.3 million net of tax ($90.8 million pre-tax), or $2.44 per share, were recorded in the 1997 fiscal first quarter for costs connected to the Amsco Merger. The charges include transaction costs of $15.0 million and restructuring charges of $66.3 million net of tax ($75.8 million pre-tax). The transaction costs are for legal, accounting, investment banking, and related expenses. The restructuring charges are for (i) elimination of redundant facilities and other assets ($27.0 million), (ii) satisfaction of Amsco executive employment agreements and other employee severance ($19.3 million), (iii) write-off of goodwill related to Amsco's Finn-Aqua business ($29.5 million), and (iv) other merger-related items. Cash payments for the first nine months of fiscal 1997 related principally to transaction costs and executive employment agreements.



The effective income tax rate for the nine months ended December 31, 1996 differed from statutory rates principally because certain non-recurring items that increased the net loss are non-deductible for tax purposes. Non-deductible items include the write-off of goodwill related to

Amsco's Finn-Aqua business and provisions for certain executive severance costs. Also, additional tax valuation allowances were provided to reflect the effects of merger activities.



F. - INVENTORIES



Inventories were as follows (in thousands):


                                    DECEMBER 31,        MARCH 31,
                                      1996                1996
                                    ----------        ----------
Raw material                         $31,394           $24,746
Work in process                       13,469            19,139
Finished goods                        43,912            29,833
                                     -------           -------
                                     $88,775           $73,718
                                     =======           =======


G. - FINANCING



Concurrent with the consummation of the Amsco Merger, STERIS entered into a two and one-half year $125 million unsecured revolving Credit Facility. The Credit Facility could provide credit to facilitate the integration of the operations of STERIS or could be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowing under the Credit Facility was $40 million at December 31, 1996.



In July 1996, STERIS redeemed $99.4 million of Amsco's $100 million 4.5%/6.5% Convertible Subordinated Notes which were convertible into STERIS common shares. This transaction had no material effect on earnings per common and common equivalent share.



H. - CONTINGENCIES



Product Liability Exposure. As of December 31, 1996, 11 product liability lawsuits related to Amsco ethylene oxide ("EtO") sterilizers were pending. A significant number of similar suits related to EtO have been either dismissed or settled without a finding of liability. These settlements and the monetary damages in one case where a verdict was returned against Amsco have been nominal or have been covered by insurance, subject to applicable deductibles.



As of December 31, 1996, 13 product liability lawsuits unrelated to EtO, such as lawsuits related to Amsco non-EtO sterilizers, surgical tables and operating room lights, were pending. Plaintiffs request all forms of damage, including compensatory, special, exemplary and punitive damages. A significant number of similar suits have been either dismissed or settled without a finding of liability. Most of these settlements have been nominal, and the monetary damages in those cases where a verdict was returned against Amsco have been covered by insurance, subject to applicable deductibles.



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



FDA Regulation. As disclosed in the Amsco financial statements that are included in the STERIS 8-K/A filed with the SEC on June 25, 1996, Amsco was notified by the US Food and Drug Administration ("FDA") on January 20, 1995 that the FDA applied its Application Integrity Policy ("AIP") to Amsco. Consequently, all Amsco pre-market submissions would not be reviewed by FDA until Amsco completed certain corrective actions to the satisfaction of FDA, including audits of certain previously cleared 510(k) notifications. FDA's AIP has never been applied to STERIS nor has the review of any STERIS pre-market submission been delayed because of the AIP.



On December 24, 1996, FDA terminated the application of AIP to Amsco, and agreed to resume scientific review of Amsco pre-market submissions. This determination was based on the agency's review of corrective action plans, FDA's inspection of the Amsco subsidiary in Erie, Pennsylvania, and the withdrawal of certain 510(k)s. Additionally, based on audits of past Amsco data, STERIS agreed to either supplement certain existing pre-market notifications or file new pre-market notifications.



STERIS believes that it is currently in conformity in all material respects with all FDA-related regulatory requirements. It is, however, possible that the FDA would disagree with this belief and seek to apply one or more of the remedies available to it under applicable law which could have a material adverse effect on STERIS. STERIS is committed to maintaining compliance with all applicable FDA regulations.



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



Other Litigation. There are other various pending lawsuits and claims arising out of the conduct of STERIS's business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS's consolidated financial position or results of operations.

I. - SUBSEQUENT EVENT



On January 30, 1997 the Company announced that its Board of Directors had authorized the periodic repurchase of up to three million STERIS common shares in the open market. To date, the Company has repurchased 200,000 STERIS common shares.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



BASIS OF DISCUSSION
-------------------


The Amsco Merger has been accounted by the pooling-of-interests method. Accordingly, the accompanying consolidated condensed financial statements give retroactive effect to the transaction and include the combined operations of STERIS and Amsco for all periods presented. In addition, the historical financial information of Amsco (previously reported on fiscal years ending December 31) has been recast to conform to STERIS's annual reporting period ending March 31.



RESULTS OF OPERATIONS
---------------------


The results of the third quarter and first nine months of fiscal 1997 are compared to the combination of STERIS and Amsco independent results in the prior year. The prior year results include STERIS third quarter and first nine months of fiscal 1996 and combine Amsco's fourth quarter and last nine months for the period ended December 31, 1995. The prior year totals reflect pooling-of-interest accounting associated with STERIS's acquisition of Amsco in May 1996.


Net revenue decreased by 7.7% to $151.0 million in the third quarter fiscal 1997 from the pooled $163.6 million in the third quarter fiscal 1996. Infection Prevention revenues increased by 0.3% in the third quarter fiscal 1997 to $80.4 million from $80.2 million for the comparable fiscal 1996 period. Surgical Support revenues decreased by 18.8% to $30.1 million in the third fiscal 1997 quarter from $37.1 million for the comparable 1996 period. Scientific, Management Services and Other revenue decreased by 12.6% to $40.5 million in the third quarter fiscal 1997 from $46.4 million in the third quarter fiscal 1996. Some of the factors contributing to the decrease in net revenue for the third quarter fiscal 1997 compared to the same period in fiscal 1996 were the following: (1) the learning curve demands associated with the October 1996 implementation of STERIS's newly consolidated domestic sales organization; (2) a new sales compensation program that eliminated specific ties to calendar year results; (3) the discontinuation of the Amsco December fiscal year; and (4) the mid week holidays in late December 1996.


Net revenues increased by 0.1% to $417.4 million in the first nine months of fiscal 1997 from $416.8 million in the same period fiscal 1996. Infection Prevention revenues increased by 3.4% to $222.9 million in the first nine months of fiscal 1997 from $215.5 million in the same period in fiscal 1996. Surgical Support sales decreased by 1.2% to $90.8 million in the nine months of fiscal 1997 from $91.9 million in the same period fiscal 1996. Scientific, Management Services and Other revenue decreased by 5.1% to $103.7 million in the first nine months of fiscal 1997 from $109.3 million in the same period in fiscal 1996. The decrease in sales for the Scientific, Management Services and Other revenue category was principally due to lower equipment sales which declined by 10.0% for the nine month period.



Revenues for the fiscal third quarter increased 9.0% from this year's second fiscal quarter which were 8.3% ahead of the first fiscal quarter. Since completing the acquisition of Amsco, the Company has reported increasing quarterly revenues of $127.9 million, $138.5 million, and $151.0 million in the first, second and third fiscal quarters, respectively.



The costs of products and services sold decreased in the third quarter fiscal 1997 by 10.0% to $91.2 million from $101.3 million in the third quarter fiscal 1996. The cost of products and services sold decreased for the first nine months of fiscal 1997 by 1.1% to $257.0 million from $259.9 million for the first nine months of fiscal 1996. The cost of products and services sold as a percentage of net revenue was 60.4% for the third quarter for fiscal 1997 compared to 61.9% for the same period in fiscal 1996. The decrease in the cost of products and services sold as a percentage of net revenue for the third quarter fiscal 1997 and the nine months ended December 31, 1996 resulted principally from cost savings from the effects of restructuring, the implementation of cost control measures and changes in the mix of products sold. Accessories, consumables and supplies, generally STERIS's highest margin products, increased as a percentage of net revenue from 13.4% for the third quarter fiscal 1996 to 20.9% for the comparable fiscal 1997 period. Accessories, consumables and supplies as a percentage of net revenue increased from 13.6% for the nine months ended December 1995 to 19.1% for the comparable fiscal 1997 period.



Selling, general, and administrative expenses increased in the third quarter fiscal 1997 by 10.6% to $32.5 million from $29.4 million in the third quarter fiscal 1996. The expenses as a percentage of net revenue increased to 21.5% in the third quarter fiscal 1997 from 18.0% for the same period in fiscal 1996. The increase was primarily attributable to the expansion of the sales, service, and Customer support operations of the Company and the inclusion of acquired companies' selling, general and administrative expenses. Selling, general, and administrative expenses decreased in the first nine months of fiscal 1997 by 1.9% to $86.2 million from $87.9 million in the same period fiscal 1996. Lower costs were the result of the Amsco Merger. The cost reductions included reduced depreciation and amortization charges on assets that were written-down and lower personnel costs resulting from employee severance.



Research and development expenses increased in the third quarter fiscal 1997 by 16.6% to $5.4 million from $4.7 million in the third quarter fiscal 1996. Research and development expenses increased in the first nine months of fiscal 1997 by 22.7% to $15.6 million from $12.7 million for the same period fiscal 1996. Research and development expenses as a percentage of net revenue were 3.6% for the third quarter fiscal 1997 compared to 2.8% for the third quarter fiscal 1996 and 3.7% for the first nine months of fiscal 1997 compared to 3.1% for the same period in fiscal 1996. The increases were due to additional product and application development expenditures.



Non-recurring charges of $81.3 million net of tax ($90.8 million pre-tax), or $2.44 per share, were recorded in the 1997 fiscal first quarter for costs connected to the Amsco

Merger. The charges include transaction costs of $15.0 million and restructuring charges of $66.3 million net of tax ($75.8 million pre-tax). The transaction costs are for legal, accounting, investment banking, and related expenses. The restructuring charges are for (i) elimination of redundant facilities and other assets ($27.0 million), (ii) satisfaction of Amsco executive employment agreements and other employee severance ($19.3 million),
(iii) write-off of goodwill related to Amsco's Finn-Aqua business ($29.5 million), and (iv) other merger-related items. Cash payments for the first nine months of fiscal 1997 related principally to transaction costs and executive employment agreements.



Interest expense decreased in the third quarter fiscal 1997 by 86.0% to $0.2 million from $1.4 million in the third quarter fiscal 1996. Interest expense decreased in the first nine months of fiscal 1997 by 52.2% to $2.1 million from $4.5 million for the same period fiscal 1996. The decrease was due primarily to the July 1996 redemption of approximately $100 million of Amsco 4.5%/6.5% Convertible Subordinated Notes.



Interest income and other decreased in the third quarter fiscal 1997 by 57.3% to $0.7 million from $1.7 million in the third quarter fiscal 1996. Interest income and other decreased in the first nine months of fiscal 1997 by 28.0% to $3.5 million from $4.9 million for the same period fiscal 1996. The decrease in interest income was due primarily to lower cash, cash equivalents, and marketable security balances, with the lower balances resulting from the cash redemption of the aforementioned Amsco Convertible Subordinated Notes.



Third quarter fiscal 1997 income decreased by 22.9% to $13.5 million ($.38 per share) from $17.6 million ($.50 per share) in the third quarter fiscal 1996. Excluding the effect of non-recurring items, income for the first nine months of fiscal 1997 increased by 2.5% to $34.8 million ($.98 per share) from $33.9 million ($.98 per share) in the same period fiscal 1996. Such income as a percentage of revenue increase from 7.6% in the first fiscal 1997 quarter to 8.3% to 9.0% for the second and third quarters of fiscal 1997, respectively. Approximately one million additional shares were used in the earnings per share calculation in the current fiscal year compared to the prior fiscal year.


The effective income tax rate for the nine months ended December 31, 1996 differed from statutory rates principally because certain non-recurring items that increased the net loss are non-deductible for tax purposes. Non-deductible items include the write-off of goodwill related to Amsco's Finn-Aqua business and provisions for certain executive severance costs. Also, additional tax valuation allowances were provided to reflect the effects of merger activities.



As a result of the foregoing factors, the net loss for the first nine months ended fiscal 1997 was $46.5 million, compared to net income of $33.9 million in the same period fiscal 1996.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


The Company had $40.9 million in cash, cash equivalents and marketable securities as of December 31, 1996, compared to $150.0 million of the same at March 31, 1996. The decrease was primarily a result of the pay down of debt and acquisitions of businesses.



Accounts receivable increased by 14.4% to $147.9 million as of December 31, 1996, compared to $129.3 million at March 31, 1996. The increase was attributable to the acquisition of Amsco and the integration of certain Amsco products into STERIS invoicing systems and the resulting delays among Customers regarding remittance of funds, as well as an increase in receivables from international Customers.

Inventory increased by 20.4% to $88.8 million as of December 31, 1996, compared to $73.7 million at March 31, 1996. The increase was primarily attributable to inventories of businesses acquired in the second and third fiscal quarters that were accounted for under the purchase method of accounting.



Property, plant, and equipment increased by 8.2% to $168.2 million as of December 31, 1996, compared to $155.5 million at March 31, 1996. The increase was due primarily to the increases resulting from acquired businesses that were accounted using the purchase method of accounting, the investment in information systems, plant and equipment for an additional packaging plant for the production of sterilant and decontaminant and facility renovations, partially offset by the write-down of assets resulting from the Amsco Merger.



Intangibles increased by 26.3% to $197.5 million as of December 31, 1996, compared to $156.4 million at March 31, 1996. The change resulted primarily because of an increase related to goodwill and intangibles of acquired companies, offset by the write-down of goodwill related to the Finn-Aqua business, resulting from the Amsco Merger.



Deferred income taxes increased by 13.7% to $32.7 million as of December 31, 1996, compared to $28.8 million at March 31, 1996. The increase was due primarily to the recognition of costs resulting from the Amsco acquisition and Merger.



Current liabilities increased by 21.3% to $151.7 million as of December 31, 1996, compared to $125.1 million at March 31, 1996. The increase in current liabilities was primarily a result of the Amsco Merger.



Other liabilities were $69.7 million as of December 31, 1996, compared to $64.3 million of the same at March 31, 1996.



Concurrent with the consummation of the Amsco Merger, STERIS entered into a two and one-half year $125 million unsecured revolving Credit Facility. The Credit Facility could provide credit to facilitate the integration of the operations of STERIS and the acquired businesses or could be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus
0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowing under the Credit Facility was $40 million at December 31, 1996.



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

SEASONALITY
-----------


Historical data indicates that Amsco's results were subject to recurring seasonal fluctuations particularly in the December ending quarter. The historically higher sales and profitability in the December ending quarter were in part due to the Amsco sales compensation programs, Customer promotions and Customer buying patterns, and the close of the Amsco fiscal year. The change to a March 31 ending fiscal year and the related combined Company sales compensation programs and Customer promotions may alter these historical patterns. In addition, Amsco's sales and profitability within each quarter were disproportionately weighted towards the last month of the quarter, and generally towards the last days of such month.

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




                                     STERIS Corporation
                                     (Registrant)



                                     /s/ Michael A. Keresman, III
                                     -------------------------------------
                                     Michael A. Keresman, III

                                     Chief Financial Officer and

                                     Senior Vice President

                                     (Principal Financial Officer)

                                     February 14, 1997