Form 10-K405
period 1997-03-31
STERIS CORP
filed 1997-06-20
CIK 815065

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________

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

                        COMMON SHARES, WITHOUT PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K in any
amendment to this Form 10-K.   [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price of such stock as of May 30, 1997: $1,215,222,199

     The number of Common Shares outstanding as of May 30, 1997: 33,948,158

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1997 Annual Meeting -- Part III
================================================================================

                                     PART I

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

     STERIS Corporation (the "Company" or "STERIS") develops, manufactures, markets, and services infection prevention, contamination control, and surgical support systems, products, and technologies for healthcare, scientific, research, and industrial Customers throughout the world. STERIS is focused on helping Customers address today's trends in the healthcare and scientific industries. The healthcare industry is changing rapidly due to the explosive growth of minimally invasive surgical and diagnostic procedures; heightened public and professional awareness and concern for the increasing number of transmittable and antibiotic-resistant infectious diseases; the shifting of patient care from acute care hospital settings to alternative care facilities; and the overall need to reduce the cost of healthcare delivery. These trends have expanded the demand for rapid, safe, and efficient infection prevention systems for critical tasks such as the sterile processing of devices and the handling, decontamination, destruction, and disposal of potentially infectious biohazardous waste. In the scientific industry, the market is expanding as pharmaceutical, biotech, and other FDA-regulated manufacturers are under increasing pressure to adhere to stricter guidelines for the validation and control of their antimicrobial processes, as well as the trend towards global standardization of protocols.

     In May 1996, STERIS acquired Amsco International, Inc., a prestigious U.S. market leader in equipment and services. As a result, STERIS became a major provider of infection prevention, contamination control, and surgical support capital equipment and related services, consumables, and accessories to the healthcare and scientific markets worldwide. This acquisition was a part of STERIS's consistent strategy to better serve its Customers, and gave STERIS a wider variety of technologies, greater manufacturing capacity, and a broader line of products and services. In addition, the acquisition extended STERIS's access to international and non-healthcare markets, including the biomedical research, biotechnology, and pharmaceutical sectors.

     STERIS expanded its consumable offerings in late 1996 with the acquisitions of Calgon Vestal Laboratories, Inc. ("Calgon Vestal") and Surgicot, Inc. Calgon Vestal is a U.S. market leader in the development and manufacture of products used for instrument cleaning and decontamination, high risk and routine skin care products, and hard surface disinfectants. Surgicot is a leading developer and supplier of consumable sterility assurance products.

     The Company has approximately 4,000 Associates (employees) worldwide, including 1,200 direct sales, service, and field support personnel. Customer Support facilities are located in major global market centers with manufacturing operations in the United States, Canada, Germany, and Finland.

PRINCIPAL PRODUCTS AND SERVICES

     Through a consistent strategic plan, a focused research and development effort, and several business acquisitions, STERIS has emerged as a market leader in low temperature sterilization, high temperature sterilization, washing and decontamination systems, surgical tables, surgical lights, and consumables. The Company has expanded from its original narrow product line to become a multi-faceted global organization that serves healthcare, scientific, research, and industrial markets. Revenues by principal market are as follows (in thousands of dollars):

                                                                YEARS ENDED MARCH 31
                                                         ----------------------------------
                                                           1997        1996*        1995*
                                                         --------     --------     --------
    Infection Prevention...............................  $320,664     $290,019     $286,065
    Surgical Support...................................   128,502      112,400      116,529
    Scientific and Industrial..........................   101,442      101,124      112,348
    Management Services................................    37,244       31,069       30,810
                                                         --------     --------     --------
    Total..............................................  $587,852     $534,612     $545,752
                                                         ========     ========     ========

---------------

* Includes the combined results of STERIS and Amsco on a pooling-of-interests basis.

     INFECTION PREVENTION. Infection Prevention products are used by Customers to significantly reduce or eliminate microbial contamination of surfaces with which human contact might occur. The Company provides complete infection prevention material processing systems, including products used for cleaning, decontaminating, disinfecting, sterilizing, drying, and aerating medical instruments, devices, chemicals, and packaging. STERIS infection prevention systems support cost containment, productivity increases, and risk reduction in a wide variety of healthcare, scientific, industrial, and research settings through process standardization, automatic monitoring and documentation, processing site flexibility, and reduction in processing time.

     The principal product line within the STERIS(R) brand is STERIS SYSTEM 1(R), a complete system for just-in-time sterile processing at or near the site of patient care. SYSTEM 1 enables healthcare professionals to easily and economically sterilize immersible surgical and diagnostic devices between patient procedures in less than thirty minutes. The use of SYSTEM 1 also eliminates time consuming transportation to and from central processing sites. Customers are able to use delicate, expensive, heat sensitive devices and instrument sets many times per day without compromising sterilization standards.

     STERIS SYSTEM 1 consists of a tabletop microprocessor-controlled unit, a patented, proprietary single-use sterilant, and multiple adapter trays and containers. Installation requirements are tap water, electricity, and a drain. STERIS sterilant, STERIS 20(TM), combines a powerful chemical biocidal agent with a proprietary anti-corrosion formulation to provide low temperature destruction of microorganisms. STERIS's process significantly reduces processing time and safety concerns associated with conventional low temperature sterilization and disinfection systems. SYSTEM 1 has particular appeal in the increasingly decentralized delivery of therapeutic patient services where capitated costs and standardized outcomes are emphasized. Since commercially introducing SYSTEM 1 in November 1988, the Company has sold well over 10,000 SYSTEM 1 units to thousands of healthcare facilities, including hospitals, medical centers, ambulatory facilities, and physician offices in major markets throughout the world.

     The fundamental technology of the STERIS brand is the rapid, safe, low temperature chemical destruction of microorganisms on inanimate surfaces. STERIS's strategy is to employ this technology in commercial applications with a focus on sterile processing, biohazardous waste processing, and other surface safety applications in the healthcare industry. The technology also has potential applications in a wide variety of other settings where cleanliness or low temperature destruction of microorganisms is important.

     Recognized for years as the industry standard in large and medium scale, high quality hardware systems, the AMSCO(R) brand represents a leading choice in infection prevention. AMSCO brand infection prevention products include thermal and low temperature gaseous sterilization systems, cleaning and decontamination systems, accessories, and related consumables that are used to prevent the spread of infectious diseases and microbial contamination.

     The Company's thermal sterilization systems use saturated steam to sterilize items through a combination of heat, moisture, and pressure. Thermal sterilizers are offered in a number of sizes based on Customer throughput requirements and are designed for use in centralized or decentralized processing environments. The product line includes a versatile microprocessor-based control system which is designed to monitor each phase of the sterilization cycle and provide the Customer a permanent record of important cycle information, including type and parameters of sterilization cycle, temperature, pressure, vacuum, and total cycle time. The Company's sterilizer chambers are made of highly durable nickel-clad carbon steel or 316L stainless steel.

     In addition to thermal sterilization systems, the Company manufactures low temperature ethylene oxide (EO) gas sterilizers which provide Customers the capability to sterilize heat sensitive medical devices in a safe, controlled processing environment. Each sterilization system includes an advanced microprocessor-based control system which monitors cycle parameters and provides the Customer a permanent record of each sterilization cycle. The Company's leading ethylene oxide gas sterilization system, the AMSCO(R) 3017 100% EO Sterilizer/Aerator, utilizes a proprietary, single-use sterilant cartridge and includes a built-in exhaust system.

     STERIS manufactures and distributes infection prevention consumables that are used to prevent the spread of infectious diseases and to monitor sterilization and decontamination processes. CALGON VESTAL(TM) brand products offer quality choices for infection prevention and contamination control in the following categories: Instrument Cleaning and Decontamination Systems; High Risk and Routine Skin Care Products; Hard Surface Disinfectants; and Surgical Scrubs. The SURGICOT(R) brand includes over 300 sterility assurance and sterility maintenance products for the worldwide healthcare market, including:
Sterilization, Protective and Decontamination Packaging; Biological Monitoring Systems; Barrier Wraps; Integrator/Indicator Monitoring Systems; and Record Keeping Systems.

     SURGICAL SUPPORT. The Company's Surgical Support product line includes general and specialty surgical tables, surgical and examination lights, operating room (OR) storage cabinets, fluid waste management systems, warming cabinets, scrub sinks, and other complementary products and accessories for hospital and non-hospital ORs. Surgical tables, lights, and stainless steel OR products are used in both hospital and non-hospital settings. The Company's versatile surgical table product line includes automated and manual general surgical tables and an orthopedic specialty table. A wide variety of general and specialty surgical procedures are accommodated through the use of attachable accessories. The Company produces and sells its own line of accessories, as well as accessories manufactured by outside sources.

     The Company's illumination systems are designed for a wide variety of locations where therapeutic procedures are performed, including the emergency room, general surgery suite, OB/GYN suite, and ambulatory surgery suite. These lighting products combine optical performance with positioning flexibility that accommodate the surface and cavity illumination needs of virtually all types of surgical procedures. The Company's surgical lighting products range from major surgical lights to minor examination lights.

     The Company's surgical support product line includes SafeCycle(R) 40, a self-contained, high volume fluid waste management system designed for the collection, containment, transport, and safe disposal of potentially infectious fluid waste generated during surgical and diagnostic procedures. The system eliminates the need for up to thirteen three-liter suction canisters while significantly reducing the possibility of human exposure to biologically contaminated fluids.

     SCIENTIFIC AND INDUSTRIAL. Scientific and Industrial contamination prevention and control products and services are used in the pharmaceutical, biotechnology, medical device, research, and industrial markets worldwide. These products and services assist Customers in assuring sterility and other microbial reduction processes while meeting regulatory and validation requirements. The Company provides complete contamination prevention systems including AMSCO brand high temperature and low temperature sterilizers, FINN-AQUA brand high purity water systems and lyophilizers (freeze drying systems), CALGON VESTAL high level disinfection and surface decontamination systems, and SURGICOT monitoring products.

     High temperature sterilizers used by Scientific and Industrial Customers range from standard table top and mid-sized units to large room-sized custom installed units. The Company's line of low temperature infection control equipment ranges from high level disinfectants to vaporized hydrogen peroxide (VHP(R)) sterilizers. All of the Company's cGMP (current Good Manufacturing Practices) products are designed in accordance with the latest U.S. Pharmacopeia XXIII and European Pharmacopoeia 3rd Edition requirements. Demand for such equipment is fueled by the level of scientific research and production.

     MANAGEMENT SERVICES. The Company provides after-sale field service for a wide variety of clinical and scientific equipment. The Company's service technicians focus on the management and servicing of sophisticated clinical equipment, including surgical, laboratory, and diagnostic imaging equipment sold by third-party manufacturers.

     The Company's third-party service organization also provides full-service Clinical Engineering Services ("CES") programs to hospitals. The CES program provides on-site clinical engineers and consolidated equipment maintenance activities under the program manager for each account. The objective of the CES program is to improve service performance and equipment up-time within the hospital, while affording the hospital an opportunity to control its maintenance budget, as well as to comply with existing regulations.

MANUFACTURING

     The Company manufactures, assembles, and packages products in Mentor, Ohio; Erie, Pennsylvania; Montgomery, Alabama; Research Triangle Park, North Carolina; St. Louis, Missouri; Cologne, Germany; Helsinki, Finland; and Quebec City, Canada. Each of the production facilities focuses on particular processes and products. Generally, STERIS(R) brand products are produced in Mentor, Ohio; CALGON VESTAL(TM) brand in St. Louis, Missouri; SURGICOT(R) brand in Research Triangle Park, North Carolina; and AMSCO(R) brand in the remaining locations. All of the Company's equipment production facilities throughout the world are ISO 9001 certified.

     Raw materials, sub-assemblies, and other components essential to the Company's business are readily available within the lead times specified by vendors. The supply of such raw materials has posed no significant problem in the operation of the Company's business. All raw materials are available from multiple sources, both domestic and foreign.

     The Company's foreign operations are subject to the usual risks that may affect such operations. These include, among other things, customary exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, exposure to possible expropriation or other government actions, unsettled political conditions, and foreign government-sponsored boycotts of the Company's products or services for noncommercial reasons. Most of the identifiable assets associated with the Company's foreign operations are located in countries where the Company believes such risks to be minimal. For certain financial information regarding the Company's foreign operations, see Note M -- Business Segment Information to the accompanying financial statements on page 31 of this Form 10-K.

THE MARKETS AND METHODS OF DISTRIBUTION

     STERIS has, as of March 31, 1997, 263 direct sales representatives and 35 regional sales managers in North America. The sales representatives reside in metropolitan market areas throughout the U.S. and Canada. STERIS also has, as of March 31, 1997, 880 field service representatives, who provide on-site repair and maintenance service in Customer facilities in the U.S. and Canada. Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and an in-house service and field support department.

     Customer training is one of the most important aspects of the STERIS marketing plan. In addition to training at Customer locations, STERIS provides a two-day course for Customer operators at the Company's Training and Education Center in Mentor, Ohio. The program enables the Customer representative to understand fully the fundamentals of The STERIS PROCESS(TM) and the theory and operation of STERIS SYSTEM 1(R). The Operator Training Program is approved by the Ohio Nurses Association to offer contact hours for continuing education to eligible course participants. The Ohio Nurses Association has been authorized by the American Nurses Credentialing Center's Commission on Accreditation to approve continuing education programs that meet standards established by the Commission. The program was implemented in July 1991, and, as of March 31, 1997, approximately 9,200 Customer representatives, primarily nurses and department managers, have received training at STERIS. The Company provides a separate training program for biomedical engineers employed by the Company's Customers on a fee basis. As of March 31, 1997, approximately 900 biomedical engineers have received training at STERIS.

     The Company has adopted a strategy focused on employing direct sales, service, and support personnel in developed international markets while contracting with distributors in other selected markets. STERIS currently has subsidiaries and support personnel in Belgium, Brazil, Canada, China, Costa Rica, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Mexico, Singapore, Spain, and the United Kingdom. STERIS has distribution agreements with medical supply distributors in Australia, and various countries in Asia, Europe, and the Middle East.

     The Company believes that one of its strengths is its broad Customer base with no single Customer accounting for more than two percent of sales during the fiscal year ended March 31, 1997.

COMPETITION

     A number of methodologies and commercial products are available for general sterilization purposes. Getinge/Castle, Advanced Sterilization Products (division of Johnson & Johnson), and the Medical-Surgical Products Division of 3M Corporation are well-known U.S. companies offering products for general sterilization and disinfection. Skytron (division of KMW Group, Inc.), Getinge/Castle, and Midmark are competitors in providing general surgical tables. Berchtold Corporation, ALM Surgical Equipment, Inc., Heraeus Surgical, Inc., and Skytron are competitors in the major surgery OR light market. Competitors in sterility assurance products include Kimberly-Clark Corporation, 3M Healthcare, and Allegiance Healthcare Corporation. EcoLabs/Huntington and 3M Corporation are competitors in environmental decontamination products. Competitors in instrument decontamination products include Getinge/Castle, EcoLabs/Huntington, and Allegiance Healthcare Corporation. The Company's high risk and routine skin care products compete against the products of EcoLabs/Huntington, Provon (division of Gojo), and SaniFresh (division of Kimberly-Clark). Allegiance Healthcare Corporation, Becton Dickinson, EcoLabs/Huntington, and Purdue Frederick are competitors in providing surgical scrubs. Competitors in the OEM service business are local and in-hospital service groups. Competitors in the third-party service business are General Electric Medical, Cohr, ServiceMaster, and in-hospital service groups. The primary competitor for the Company's Scientific and Industrial sterilization systems is Getinge/Castle. The balance of the Scientific and Industrial product lines compete against small regionally-based manufacturers.

     Competition in the product markets served by the Company is based upon product design and quality, product innovation, and product serviceability that results in the greatest overall value to the Customer. In addition, there is significant price competition among various instrument preparation processes.

     Several smaller, early-stage companies are believed to be working with a variety of other technologies and sterilizing agents, including microwave, ozone, plasma, chlorine dioxide, peracids, and formaldehyde. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination.

     STERIS anticipates that it may face increased competition in the future as new sterile processing, contamination control, and surgical support products enter the market. There can be no assurance that new products developed by the Company's competitors will not be more commercially successful than those currently developed by STERIS or that may be developed by STERIS. In addition, some of STERIS's existing or potential competitors have greater financial, technical, and human resources than the Company. Accordingly, the Company's competitors may succeed in developing and commercializing products more rapidly than the Company.

GOVERNMENT REGULATION

     Many of the Company's products and manufacturing processes are subject to regulation by the United States Food and Drug Administration ("FDA"), the United States Environmental Protection Agency (the "EPA"), and other governmental authorities. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures. The Company's products are also subject to review or certification by various non-governmental certification authorities, including Underwriter's Laboratories, Canadian Standards Association, ASME, and TUV/VDE (Europe). Domestic and foreign government regulatory and certification authorities may delay or prevent product introductions, require additional studies or tests prior to product introduction, require product modifications or recalls, or mandate cessation of production and marketing of existing products. The cost of compliance with applicable regulations represents a considerable expense, and significant changes in such regulations or their interpretation could have a material adverse impact.

     In the United States, the FDA regulates the introduction, manufacturing, labeling, and recordkeeping procedures for medical devices, including the majority of products manufactured by the Company. The process of obtaining marketing clearance from the FDA for new products, new applications for existing products, and changes to existing products can be time-consuming and expensive. In addition, whether separate marketing clearance is required under applicable regulations for any particular product is often a matter of judgment. There is no assurance that marketing clearances will be granted, that the FDA will agree or continue to agree with all judgments made from time to time by the Company with respect to whether or not marketing clearance is required for any particular new or existing product, or that the FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or applications for existing products. Similar approvals by comparable agencies are required in most countries. Foreign regulatory requirements may vary widely from country to country. The time required to obtain market clearance from a foreign country may be longer or shorter than that required by the FDA or other agencies, and clearance or approval or other product requirements may differ.

     Even if regulatory clearances to market a product are obtained from the FDA or comparable foreign agencies, these clearances may entail limitations on the indicated uses of the product. Product clearances granted by the FDA or comparable foreign agencies can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the power to require the recall of such products. FDA regulations depend heavily on administrative interpretation and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. Further, additional government regulation may be established that could prevent, delay, or result in the rejection of regulatory clearance of the Company's products. The effect of government regulation that may arise from future legislation or administrative action cannot be predicted.

     The FDA, various state agencies, and foreign regulatory agencies also have the right to inspect the Company's facilities from time to time to determine whether the Company is in compliance with various regulations relating to good manufacturing practices ("GMP Regulations"), validation, testing, quality control, and product labeling. In complying with GMP Regulations, manufacturers must continue to expend time, money, and effort in the areas of production and quality control in order to ensure full technical compliance.

     Failure to comply with any applicable regulatory requirements could result in sanctions being imposed on the Company, including warning letters, injunctions, civil money penalties, failure of the FDA or comparable foreign agencies to grant premarket clearance or premarket approval of medical devices, product recalls, operating restrictions, and, in extreme cases, criminal sanctions.

     In addition, the Company is and may be subject to regulation under state, federal, and foreign law regarding occupational safety, environmental protection, and hazardous and toxic substance control, and to other present and possible future local, state, federal, and foreign regulation.

     The Company believes that it is currently in conformity in all material respects with all applicable regulatory requirements. The Company is committed to maintaining compliance with all applicable FDA, EPA, and other governmental laws, regulations and nongovernmental certification authorities.

EMPLOYEES

     As of March 31, 1997, the Company employed approximately 4,000 Associates (employees). Management considers its relations with its Associates to be good.

INTELLECTUAL PROPERTY AND RESEARCH AND DEVELOPMENT

     The Company protects its technology and products by, among other means, filing U.S. and foreign patent applications that it considers important to its business. There can be no assurance, however, that any patent will provide adequate protection for the technology or product it covers. In addition, the process of obtaining and protecting patents can be long and expensive. The Company also relies upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain its competitive position.

     Research activities are important to the Company's business. The costs of the Company's research activities relating to the discovery and development of new products and the improvement of existing products amounted to $22.0 million, $17.9 million, and $17.3 million in fiscal years 1997, 1996, and 1995, respectively. These costs are charged directly to income in the year in which incurred.

     As of March 31, 1997, the Company held 182 U.S. patents and 264 foreign patents with expiration dates ranging from 1997 to the year 2015. In addition, the Company, as of March 31, 1997, had 32 U.S. patents and 163 foreign patents pending.

     The Company also considers its various trademarks to be valuable in the marketing of its products. The Company has a total of 532 trademark registrations in the United States and in various foreign countries in which the Company does business.

ITEM 2.  PROPERTIES

     At March 31, 1997, the Company operated nine manufacturing and engineering facilities comprising approximately 1.4 million square feet. Substantially all such facilities are owned. Six of these sites are located in the United States, with the others located in Canada, Finland and Germany. Management believes that its facilities are adequate for operations and are maintained in good condition. At March 31, 1997, the Company leased or owned sales, service and support offices in 15 countries. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

     In connection with the May 1996 Amsco Merger, a complaint purporting to be a class action on behalf of Amsco's stockholders was filed on December 22, 1995 in the Chancery Court of the State of Delaware, New Castle County, seeking to enjoin the Merger, money damages, and other relief. The complaint, which named Amsco and all but one of its directors and STERIS as defendants, alleged, among other things, that Amsco's board had breached its fiduciary duties in approving the Merger and, in particular, the consideration to be paid to Amsco's stockholders in the Merger and that STERIS's board had aided and abetted the Amsco board in its alleged breach of fiduciary duties. On May 20, 1997, the complaint, which STERIS had always believed was without merit, was dismissed without prejudice.

     For a discussion of other legal proceedings, see Note L -- Contingencies to the accompanying consolidated financial statements on page 30 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1997 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

                    NAME                     AGE                   POSITION
    -------------------------------------    ---     -------------------------------------
    Bill R. Sanford......................    53      Chairman of the Board of Directors,
                                                     President, and Chief Executive
                                                     Officer
    J. Lloyd Breedlove...................    49      Senior Vice President
    Michael A. Keresman, III.............    39      Senior Vice President and Chief
                                                     Financial Officer
    David C. Dvorak......................    33      Vice President, General Counsel and
                                                     Secretary
    Paul A. Zamecnik.....................    37      Vice President
    Pamela S. Sedmak.....................    36      Vice President

     The following is a brief account of the business experience during the past five years of each such executive officer:

          BILL R. SANFORD serves as Chairman of the Board of Directors, President, and Chief Executive Officer. He joined the Company April 1, 1987.

          J. LLOYD BREEDLOVE serves as a Senior Vice President of the Company and Group President of the Company's Customer Support Group. He joined the Company as Executive Vice President in August 1991.

          MICHAEL A. KERESMAN, III serves as a Senior Vice President and Chief Financial Officer. He joined the Company in January 1988 as Director of Finance and has held positions as Vice President of Finance, Vice President of Finance and Administration, Vice President of Finance and Operations, Secretary, and Vice President of Business Development.

          DAVID C. DVORAK serves as Vice President, General Counsel, and Secretary. He joined the Company in June 1996. Prior to joining the Company, Mr. Dvorak served as an attorney with Thompson Hine & Flory LLP from 1994 to 1996, and with Jones, Day, Reavis & Pogue from 1991 to 1994.

          PAUL A. ZAMECNIK serves as Vice President with responsibility for Regulatory Affairs and Quality Systems and as Group President of the Capital Systems Group. He joined the Company in July 1992 as Director of Marketing and was appointed Vice President with responsibility for Regulatory Affairs and Quality Systems in November 1993. He became Group President of the Capital Systems Group in January 1997.

          PAMELA S. SEDMAK serves as Vice President and as Group President of the Consumables Systems Group. She joined the Company in October 1996 as Vice President with responsibility for Strategic Planning. She became Group President of the Consumables Systems Group in January 1997. Prior to joining the Company, Ms. Sedmak had been with General Electric Company for twelve years, most recently as a General Manager of Marketing with GE Medical Systems.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

MARKET INFORMATION AND DIVIDENDS

     The Company's Common Shares are traded on the NASDAQ National Market System under the symbol "STRL." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Shares as quoted by NASDAQ. These prices do not include retail markups, markdowns or commissions.

                                                                QUARTERS ENDED
                                             -----------------------------------------------------
                                             MARCH 31     DECEMBER 31     SEPTEMBER 30     JUNE 30
                                             --------     -----------     ------------     -------
    FISCAL 1997
      High.................................   $43.38        $ 44.00          $36.00        $ 35.88
      Low..................................    22.63          33.00           25.00          29.56
    FISCAL 1996
      High.................................   $36.50        $ 45.00          $43.00        $ 28.50
      Low..................................    28.88          28.75           22.88          18.25

     The Company has not paid any dividends on its Common Shares since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company has entered into a credit agreement which includes operational conditions and financial ratio covenants that, in certain circumstances, could limit the Company's ability to pay dividends. The Company currently intends to retain all of its earnings for the operation and expansion of its businesses. At May 30, 1997, there were approximately 1,955 holders of record of the Company's Common Shares.

ITEM 6.  SELECTED FINANCIAL DATA

     On May 13, 1996, STERIS merged with Amsco International, Inc. ("Amsco") in a tax-free, stock-for-stock transaction (the "Amsco Merger"). The data set forth below should be read in conjunction with the financial statements and related notes included herein. The Amsco Merger has been accounted by the pooling-of-interests method. Accordingly, the data set forth below include the combined operations of STERIS and Amsco for all periods presented.

                                                            YEARS ENDED MARCH 31
                                          --------------------------------------------------------
                                            1997        1996        1995        1994        1993
                                          --------    --------    --------    --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONAL DATA:
  Net revenue...........................  $587,852    $534,612    $545,752    $535,718    $541,241
  Gross profit..........................   231,845     202,701     204,824     208,595     211,327
  Non-recurring expenses................    90,831                  26,996       4,950
  Income (loss) from operations.........    (6,487)     69,731      38,645      59,438      76,930
  Income (loss) from continuing
     operations.........................   (30,606)     40,790      15,736      32,715      43,257
  Loss from discontinued operation......                           (51,658)    (14,353)     (6,664)
  Loss on the extinguishment of debt....                            (1,655)
  Cumulative effect of change in
     accounting for income taxes........                                         1,220
                                          ---------   --------    ---------   --------    --------
  Net income (loss).....................  $(30,606)   $ 40,790    $(37,577)   $ 19,582    $ 36,593
                                          =========   ========    =========   ========    ========
  Income (loss) per Common Share
     From continuing operations.........  $  (0.91)   $   1.17    $   0.47    $   0.99    $   1.41
     From discontinued operation........                             (1.54)      (0.44)      (0.22)
     From extinguishment of debt........                             (0.05)
     From change in method of accounting
       for income taxes.................                                          0.04
                                          ---------   --------    ---------   --------    --------
     Net income (loss)..................  $  (0.91)   $   1.17    $  (1.12)   $   0.59    $   1.19
                                          =========   ========    =========   ========    ========
  Shares used in computing net income
     (loss) per share...................    33,678      34,857      33,536      32,977      30,732
BALANCE SHEET DATA:
  Working Capital.......................  $141,354    $231,996    $177,470    $202,928    $209,874
  Total assets..........................   539,455     592,697     535,454     567,312     540,082
  Long-term debt........................    35,879     102,631     103,585     152,910     166,173
  Total liabilities.....................   244,739     288,638     297,645     305,226     302,292
  Total shareholders' equity............  $294,716    $304,059    $237,809    $262,086    $237,790

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

BASIS OF DISCUSSION

     On May 13, 1996, STERIS merged with Amsco International, Inc. ("Amsco") in a tax-free, stock-for-stock transaction (the "Amsco Merger"). The Amsco Merger has been accounted by the pooling-of-interests method. Accordingly, the accompanying consolidated financial statements give retroactive effect to the transaction and include the combined operations of STERIS and Amsco for all periods presented. In addition, the historical financial information of Amsco (previously reported on fiscal years ending December 31) has been recast to conform to STERIS's annual reporting period ending March 31.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Net revenues increased by 10.0% to $587.9 million in fiscal 1997 from $534.6 million in fiscal 1996. Infection Prevention revenues increased by 10.6% to $320.7 million in fiscal 1997 from $290.0 million in fiscal 1996. Surgical Support revenues increased by 14.3% to $128.5 million in fiscal 1997 from $112.4 million in fiscal 1996. Scientific and Industrial revenues increased by 0.3% to $101.4 million in fiscal 1997 from $101.1 million in fiscal 1996. Management Services revenues increased by 19.9% to $37.2 million in fiscal 1997 from $31.1 million in fiscal 1996. The increases were due principally to changes in volume.

     The cost of products and services sold increased by 7.3% to $356.0 million in fiscal 1997 from $331.9 million in fiscal 1996. The cost of products and services sold as a percentage of net revenues was 60.6% in fiscal 1997 compared to 62.1% in fiscal 1996. The decrease in the cost of products and services sold as a percentage of net revenues in fiscal 1997 resulted principally from cost savings from the effects of restructuring, the implementation of cost control measures, increases in volume, and changes in the mix of products sold.

     Selling, general, and administrative expenses increased in fiscal 1997 by 9.1% to $125.5 million from $115.0 million in fiscal 1996.

     Research and development expenses increased by 22.5% to $22.0 million in fiscal 1997 from $17.9 million in fiscal 1996. Research and development expenses as a percentage of net revenues were 3.7% in fiscal 1997 compared to 3.4% in fiscal 1996. The increases were due to additional product and application development expenditures.

     Non-recurring charges of $81.3 million net of tax ($90.8 million pre-tax), or $2.44 per share, were recorded in the 1997 fiscal first quarter for costs connected to the Amsco Merger. The charges include transaction costs of $15.0 million and restructuring charges of $66.3 million net of tax. The transaction costs are for legal, accounting, investment banking, and related expenses. The restructuring charges are for (i) elimination of redundant facilities and other assets ($27.0 million), (ii) satisfaction of Amsco executive employment agreements and other employee severance ($19.3 million), (iii) write-off of goodwill related to Amsco's Finn-Aqua business ($27.3 million), and (iv) other merger-related items. Cash payments for fiscal 1997 related principally to transaction costs, executive employment agreements, and associate severance.

     Interest expense decreased by 52.9% to $2.9 million in fiscal 1997 from $6.2 million in fiscal 1996. The decrease was due primarily to the July 1996 redemption of approximately $100 million of Amsco 4.5%/6.5% Convertible Subordinated Notes.

     Interest income and other decreased by 29.2% to $4.5 million in fiscal 1997 from $6.4 million in fiscal 1996. The decrease in interest income was due primarily to lower cash, cash equivalents, and marketable security balances, with the lower balances resulting from the cash redemption of the aforementioned Amsco Convertible Subordinated Notes.

     Excluding the effect of non-recurring items, income increased by 24.3% to $50.7 million ($1.43 per share) in fiscal 1997 from $40.8 million ($1.17 per share) in fiscal 1996.

     The effective income tax rate for fiscal year 1997 differed from statutory rates principally because certain non-recurring items that increased the net loss are non-deductible for tax purposes. Non-deductible items include the write-off of goodwill related to Amsco's Finn-Aqua business and provisions for certain executive severance costs. Also, additional tax valuation allowances were provided to reflect the effects of merger activities.

     As a result of the foregoing factors, the net loss for fiscal 1997 was $30.6 million, compared to net income of $40.8 million for fiscal 1996.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Net revenues decreased by 2.0% to $534.6 million in fiscal 1996 from $545.8 million in fiscal 1995. Infection Prevention revenues increased by 1.4% to $290.0 million in fiscal 1996 from $286.1 million in fiscal 1995. Surgical Support revenues decreased by 3.5% to $112.4 million in fiscal 1996 from $116.5 million in fiscal 1995. Scientific and Industrial revenues decreased by 10.0% to $101.1 million in fiscal 1996 from $112.3 million in fiscal 1995. Management Services revenues increased by 0.8% to $31.1 million in fiscal 1996 from $30.8 million in fiscal 1995.

     The cost of products and services sold decreased by 2.6% to $331.9 million in fiscal 1996 from $340.9 million in fiscal 1995. The cost of products and services sold as a percentage of net revenues was 62.1% in fiscal 1996 compared to 62.5% in fiscal 1995.

     Selling, general, and administrative expenses decreased by 5.6% to $115.0 million in fiscal 1996 from $121.8 million in fiscal 1995.

     Research and development expenses increased by 3.5% to $17.9 million in fiscal 1996 from $17.3 million in fiscal 1995. Research and development expenses as a percentage of net revenues were 3.4% in fiscal 1996 compared to 3.2% in fiscal 1995. The increases were due to additional product and application development expenditures.

     Interest expense decreased by 35.7% to $6.2 million in fiscal 1996 from $9.6 million in fiscal 1995. The decrease was due primarily to the extinguishment of certain debt in December 1994.

     Interest income and other increased by 214.7% to $6.4 million in fiscal 1996 from $2.0 million in fiscal 1995. The increase in interest income was due primarily to an overall increase in funds available for investment during the year.

     As a result of the foregoing factors, income from continuing operations was $40.8 million in fiscal 1996, compared to $15.7 million in fiscal 1995.

DISCONTINUED OPERATION

     On June 23, 1994, the former Amsco Board of Directors approved a plan to divest or wind-down the business of its subsidiary American Sterile Recoveries, Inc. (ASRI). Amsco's decision was based on the difficulties encountered in achieving ASRI's growth objectives in the health care environment existing at that time. In connection with this action, Amsco recorded a one-time after-tax charge of $60 million (net of taxes of $32.3 million). The charge reflected estimated asset write-offs and wind-down costs associated with discontinuing the ASRI business.

     In connection with this divestment plan, ASRI consummated the sale of substantially all of its assets effective July 31, 1994. Proceeds from the disposal consisted of a combination of cash and a note totaling $14.9 million. As a result of the sale and its subsequent impact on the resolution of certain contingencies related to the transaction, during the third quarter of fiscal 1995, Amsco recorded a favorable after-tax adjustment of $10.9 million (net of taxes of $5.9 million) to the previously recorded estimated charge on the disposal of the ASRI business.

     For the first quarter of fiscal 1995, ASRI had net revenues of $5.6 million and after-tax losses from operations of $2.6 million (net of taxes of $1.4 million). Total accruals for ASRI at March 31, 1996 were $3.1 million, which consisted primarily of wind-down costs. Substantially all the remaining accruals were satisfied in fiscal 1997 and the previously recorded accruals were sufficient. The results of operations for ASRI through the disposition date have been reflected in the accompanying consolidated financial statements as a discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had $23.6 million in cash, cash equivalents, and marketable securities, compared to $150.0 million of the same at March 31, 1996. The decrease was primarily a result of the pay down of debt and acquisitions of businesses.

     At March 31, 1997, the Company had accounts receivable of $164.2 million, compared to $129.3 million at March 31, 1996. The increase was attributable to increased revenues in the fourth quarter fiscal 1997 compared to the fourth quarter fiscal 1996.

     At March 31, 1997, the Company had inventory of $78.8 million, compared to $73.7 million at March 31, 1996. The increase was primarily attributable to inventories of businesses acquired in the second and third fiscal quarters that were accounted for using the purchase method of accounting.

     Property, plant, and equipment increased by 11.4% to $177.2 million as of March 31, 1997, compared to $159.1 million at March 31, 1996. The increase was due primarily to the increases resulting from acquired businesses that were accounted for using the purchase method of accounting, the investment in information systems, plant and equipment for an additional packaging plant for the production of sterilant and decontaminant, and facility renovations, partially offset by the write-down of assets resulting from the Amsco Merger.

     Intangibles increased by 14.1% to $186.4 million as of March 31, 1997, compared to $163.4 million at March 31, 1996. The change resulted primarily because of an increase related to goodwill and intangibles of acquired companies, offset by the write-down of goodwill related to the Finn-Aqua business resulting from the Amsco Merger.

     Total deferred income taxes increased by 19.1% to $39.8 million as of March 31, 1997, compared to $33.4 million at March 31, 1996. The increase was due primarily to the recognition of costs resulting from the Amsco acquisition and Merger.

     Current liabilities increased by 16.9% to $158.7 million as of March 31, 1997, compared to $135.7 million at March 31, 1996. The increase in current liabilities was primarily a result of the liabilities of acquired businesses that were accounted for using the purchase method of accounting.

     Other liabilities were $50.2 million as of March 31, 1997, compared to $50.3 million of the same at March 31, 1996.

     Concurrent with the consummation of the Amsco Merger, STERIS entered into a two and one-half year $125 million unsecured revolving Credit Facility. The Credit Facility is available to facilitate the integration of the operations of STERIS or to be used for general corporate purposes. Loans under the Credit Facility bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent, which amounted to 5.8 percent at March 31, 1997. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. As of March 31, 1997, retained earnings were not restricted under the Company's Credit facility. Outstanding borrowings under the Credit Facility were $35 million at March 31, 1997. All borrowings under the Credit Facility are scheduled to mature during fiscal 1999.

     In July 1996, STERIS redeemed $99.4 million of Amsco's $100 million 4.5%/6.5% Convertible Subordinated Notes which were convertible into STERIS Common Shares. This transaction had no material effect on earnings per share.

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

     The overall effects of inflation on the Company's business during the periods discussed have not been significant. The Company monitors the prices it charges for its products and services on an ongoing basis and believes that it will be able to adjust those prices to take into account future changes in the rate of inflation.

     The overall effects of foreign currency exchange rates on the Company's business during the periods discussed have not been significant. Movements in foreign currency exchange rates create a degree of risk to the Company's operations. These movements affect the U.S. dollar value of sales made in foreign currencies, and the U.S. dollar value of costs incurred in foreign currencies. Changing currency exchange rates also affect the company's competitive position, as exchange rate changes may affect profitability and business and/or pricing strategies of non-U.S. based competitors.

CONTINGENCIES

     For a discussion of contingencies, see Note L to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     This discussion contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in governmental regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potentially negative factors that could cause actual results to differ materially from those in the forward-looking statements include the potential for increased pressure on pricing that leads to erosion in profit margins, and to the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
STERIS Corporation

     We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        ERNST & YOUNG LLP

Cleveland, Ohio
April 21, 1997

                      STERIS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               MARCH 31
                                                                        ----------------------
                                                                          1997          1996
                                                                        ---------     --------
ASSETS
Current assets:
  Cash and cash equivalents.........................................    $  20,576     $140,789
  Marketable securities.............................................        2,977        9,193
  Accounts receivable (net of allowances of $3,810 and $1,947,
     respectively)..................................................      164,163      129,312
  Inventories.......................................................       78,762       73,718
  Current portion of deferred income taxes..........................       24,888        7,914
  Prepaid expenses and other assets.................................        8,676        6,768
                                                                         --------     --------
TOTAL CURRENT ASSETS................................................      300,042      367,694
Property, plant, and equipment......................................      177,184      159,084
Accumulated depreciation............................................      (74,332)     (65,338)
                                                                         --------     --------
  Net property, plant, and equipment................................      102,852       93,746
Intangibles.........................................................      186,417      163,354
Accumulated amortization............................................      (67,032)     (59,498)
                                                                         --------     --------
  Net intangibles...................................................      119,385      103,856
Deferred income taxes...............................................       14,862       25,452
Other assets........................................................        2,314        1,949
                                                                         --------     --------
TOTAL ASSETS........................................................    $ 539,455     $592,697
                                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term indebtedness.........................    $      12     $    371
  Accounts payable..................................................       39,323       31,710
  Accrued income taxes..............................................       19,059       13,097
  Accrued expenses and other........................................      100,294       90,520
                                                                         --------     --------
TOTAL CURRENT LIABILITIES...........................................      158,688      135,698
Long-term indebtedness..............................................       35,879      102,631
Other liabilities...................................................       50,172       50,309
                                                                         --------     --------
TOTAL LIABILITIES...................................................      244,739      288,638
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized;
  no shares outstanding
Common Shares, without par value, 100,000 shares authorized; issued and outstanding shares of 33,984 at March 31, 1997 and 32,986 at
  March 31, 1996, excluding 255 and 7 treasury shares,
  respectively......................................................      231,278      209,751
Retained earnings...................................................       69,513      100,119
Cumulative translation adjustment and other.........................       (6,075)      (5,811)
                                                                         --------     --------
TOTAL SHAREHOLDERS' EQUITY..........................................      294,716      304,059
                                                                         --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................    $ 539,455     $592,697
                                                                         ========     ========

                See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEARS ENDED MARCH 31
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
Net revenues.............................................    $587,852     $534,612     $545,752
Cost of products sold....................................     356,007      331,911      340,928
                                                             ----------   ----------   ----------
                                                                    -            -            -
GROSS PROFIT.............................................     231,845      202,701      204,824
Cost and expenses:
  Selling, general, and administrative...................     125,515      115,029      121,843
  Research and development...............................      21,986       17,941       17,340
  Non-recurring items....................................      90,831                    26,996
                                                             ----------   ----------   ----------
                                                                    -            -            -
                                                              238,332      132,970      166,179
                                                             ----------   ----------   ----------
                                                                    -            -            -
INCOME (LOSS) FROM OPERATIONS............................      (6,487)      69,731       38,645
Interest expense.........................................      (2,919)      (6,202)      (9,641)
Interest income and other................................       4,544        6,420        2,040
                                                             ----------   ----------   ----------
                                                                    -            -            -
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES..................................................      (4,862)      69,949       31,044
Income taxes.............................................      25,744       29,159       15,308
                                                             ----------   ----------   ----------
                                                                    -            -            -
INCOME (LOSS) FROM CONTINUING OPERATIONS.................     (30,606)      40,790       15,736
Loss from discontinued operation, net of income taxes....                               (51,658)
Extraordinary loss on extinguishment of debt, net of
  income taxes...........................................                                (1,655)
                                                             ----------   ----------   ----------
                                                                    -            -            -
NET INCOME (LOSS)........................................    $(30,606)    $ 40,790     $(37,577)
                                                             ===========  ===========  ===========
EARNINGS (LOSS) PER SHARE
From continuing operations...............................    $  (0.91)    $   1.17     $   0.47
From discontinued operation..............................                                 (1.54)
From extinguishment of debt..............................                                 (0.05)
                                                             ----------   ----------   ----------
                                                                    -            -            -
NET INCOME (LOSS)........................................    $  (0.91)    $   1.17     $  (1.12)
                                                             ===========  ===========  ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN
  COMPUTING EARNINGS (LOSS) PER SHARE....................      33,678       34,857       33,536

                See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED MARCH 31
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
OPERATING ACTIVITIES
Net (loss) income........................................    $(30,606)    $ 40,790     $(37,577)
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization..........................      16,528       19,694       18,501
  Deferred income taxes..................................     (12,173)       7,471      (16,190)
  Extraordinary loss on extinguishment of debt, net of
     tax.................................................                                 1,655
  Estimated loss on disposal of discontinued operation,
     net of tax..........................................                                49,050
  Non-recurring items....................................      55,944
  Other items............................................       1,489        1,550           75
  Changes in operating assets and liabilities:
     Accounts receivable.................................     (33,559)       4,090       (3,631)
     Inventories.........................................       5,086        5,802        6,668
     Other assets........................................       2,645       (2,550)       2,432
     Accounts payable and accruals.......................      (4,121)      (9,648)      44,553
     Other liabilities...................................      15,053        2,610        3,049
                                                              -------      -------       ------
NET CASH PROVIDED BY OPERATING ACTIVITIES................      16,286       69,809       68,585
INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents.....     (20,468)     (15,143)     (19,537)
Investment in businesses, net of cash acquired...........     (82,586)      (6,191)      (2,926)
Proceeds from notes receivable...........................       8,438
Purchases of marketable securities.......................      (6,970)     (12,678)     (42,132)
Proceeds from sales of marketable securities.............      13,231       16,749       59,543
                                                              -------      -------       ------
NET CASH USED IN INVESTING ACTIVITIES....................     (88,355)     (17,263)      (5,052)
FINANCING ACTIVITIES
Payments on long term obligations........................    (106,802)      (1,080)     (54,516)
Borrowing under line of credit...........................      40,000
Purchase of treasury shares..............................     (11,418)
Proceeds from exercise of stock options..................      27,807       10,732        6,761
Tax benefits from exercise of stock options..............       5,138       12,477        1,384
                                                              -------      -------       ------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES......     (45,275)      22,129      (46,371)
Effect of exchange rate changes on cash and cash
  equivalents............................................      (2,869)       2,039        2,041
                                                              -------      -------       ------
(Decrease) increase in cash and cash equivalents.........    (120,213)      76,714       19,203
Cash and cash equivalents at beginning of period.........     140,789       64,075       44,872
                                                              -------      -------       ------
Cash and cash equivalents at end of period...............    $ 20,576     $140,789     $ 64,075
                                                              =======      =======       ======

                See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                          COMMON SHARES                CUMULATIVE
                                                        -----------------   RETAINED   TRANSLATION
                                                        NUMBER    AMOUNT    EARNINGS    AND OTHER
                                                        ------   --------   --------   -----------
BALANCE AT MARCH 31, 1994.............................  30,824   $174,034   $ 96,906     $(8,854)
Net loss..............................................                       (37,577)
Stock options exercised...............................    830       6,761
Tax benefit of stock options exercised................              1,384
Foreign currency translation adjustment...............                                     5,155
                                                        ------   --------    -------     -------
BALANCE AT MARCH 31, 1995.............................  31,654    182,179     59,329      (3,699)
Net income............................................                        40,790
Stock options exercised...............................  1,332      10,732
Tax benefit of stock options exercised................             12,477
Foreign currency translation adjustment...............                                       493
Restricted Stock Award and options issued at a
  discounted price....................................              4,363                 (4,363)
Amortization of Restricted Stock Award and options
  issued at a discounted price........................                                     1,758
                                                        ------   --------    -------     -------
BALANCE AT MARCH 31, 1996.............................  32,986    209,751    100,119      (5,811)
Net loss..............................................                       (30,606)
Stock options exercised...............................  1,448      27,807
Tax benefit of stock options exercised................              5,138
Foreign currency translation adjustment...............                                    (2,869)
Treasury shares purchased.............................   (450)    (11,418)
Amortization of Restricted Stock Award and options
  issued at a discounted price........................                                     2,605
                                                        ------   --------    -------     -------
BALANCE AT MARCH 31, 1997.............................  33,984   $231,278   $ 69,513     $(6,075)
                                                        ======   ========    =======     =======

                See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

YEARS ENDED MARCH 31, 1997 AND 1996

A.  ACCOUNTING POLICIES

     STERIS Corporation (the "Company" or "STERIS") develops, manufactures, markets, and services infection prevention, contamination control, and surgical support systems, products, and technologies for healthcare, scientific, research, and industrial Customers throughout the world.

BUSINESS COMBINATION

     On May 13, 1996, STERIS merged with Amsco International, Inc. ("Amsco") in a tax-free, stock-for-stock transaction (the "Amsco Merger"). The Amsco Merger has been accounted using the pooling-of-interests method. Accordingly, the accompanying consolidated financial statements give retroactive effect to the transaction and include the combined operations of STERIS and Amsco for all periods presented. In addition, the historical financial information of Amsco (previously reported using fiscal years ending December 31) has been recast to conform to STERIS's annual reporting period ending March 31.

     In accordance with the merger agreement, each outstanding share of Amsco common stock was converted on a tax-free basis into 0.46 of a Common Share of STERIS, resulting in the issuance of approximately 15,200,000 STERIS Common Shares. Summarized operating results of the separate entities for the period prior to the Amsco Merger follow:

                                                      STERIS       AMSCO       COMBINED
                                                      -------     --------     --------
        YEAR ENDED MARCH 31, 1996:
          Net revenues..............................  $91,192     $443,420     $534,612
          Income from operations....................   20,279       49,452       69,731
          Net income................................   12,794       27,996       40,790
        YEAR ENDED MARCH 31, 1995:
          Net revenues..............................  $64,272     $481,480     $545,752
          Income from operations....................   13,226       25,419       38,645
          Net income (loss).........................    8,736      (46,313)     (37,577)

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the Company's prior year financial statements to agree with current year classifications.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist exclusively of interest-bearing savings accounts and U.S. government securities. Marketable securities represent investments in United States government agency securities.

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Supplemental disclosure of cash flow information follows:

                                                              YEARS ENDED MARCH 31
                                                         ------------------------------
                                                          1997        1996        1995
                                                         -------     -------     ------
        Cash paid during the year for
          Interest.....................................  $ 6,130     $ 4,922     $9,290
          Income taxes.................................  $17,286     $12,445     $8,071

REVENUES

     The Company's net revenues include revenues earned on product sales and related after-sales, third-party service contracts and long-term construction contracts. The Company recognizes product revenues upon shipment to a location designated by the Customer. After-sales and third-party service contract revenues are recognized upon completion of the work. Advance billings for products or service work are recorded as deferred revenue until earned. Revenue on long-term construction contracts is recognized on the percentage-of-completion basis, using the cost-to-cost method.

     The Company performs periodic credit evaluations of its Customers' financial condition and generally does not require collateral on sales. The Company principally sells to health care institutions with no single Customer accounting for more than two percent of sales during the year ended March 31, 1997.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

FOREIGN CURRENCY TRANSLATION

     The accounts of the Company's foreign subsidiaries are recorded in the currency of the country in which they operate. The Company applies FASB Statement No. 52 relative to the translation of foreign currency financial statements into U.S. dollars and the accounting for foreign currency transactions. Under this statement, all balance sheet accounts except stockholders' equity are translated at current exchange rates, and revenue and expense items are translated at rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency financial statements are reflected in the cumulative translation adjustment component of stockholders' equity, which amounted to $6,075 and $3,206 as of March 31, 1997 and 1996, respectively.

B.  INVENTORIES

     Inventories are stated at the lower of cost or market. Inventories utilizing the last-in, first-out method represent 54% and 66% of the inventory at March 31, 1997 and 1996, respectively, with the remainder of the inventory using the first-in, first-out method (FIFO). Inventory costs include material, labor and overhead. If

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the FIFO method of inventory costing had been used exclusively, inventories would have been $10,934 and $10,327 higher than those reported at March 31, 1997 and 1996, respectively. Inventories were as follows:

                                                                        MARCH 31
                                                                   -------------------
                                                                    1997        1996
                                                                   -------     -------
        Raw material.............................................  $30,027     $25,411
        Work in process..........................................   15,240      19,922
        Finished goods...........................................   33,495      28,385
                                                                   -------     -------
                                                                   $78,762     $73,718
                                                                   =======     =======

C.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation of the net carrying cost less anticipated salvage value over the estimated remaining useful lives of property, plant, and equipment, principally by using the straight line method. Depreciation expense was approximately $8,994, $11,728 and $9,749 for the years ended March 31, 1997, 1996 and 1995, respectively. Expenditures that increase the value or productive capacity of assets are capitalized. Property, plant, and equipment consist of the following:

                                                                        MARCH 31
                                                                  --------------------
                                                                    1997        1996
                                                                  --------     -------
        ASSET (ASSET LIVES)
        Land and land improvements (12 years)...................  $  3,110     $ 1,958
        Buildings and leasehold improvements (10-50 yrs)........    62,558      61,039
        Machinery and equipment (3-15 years)....................   111,516      96,087
                                                                  --------     -------
        TOTAL...................................................   177,184     159,084
        Less: accumulated depreciation..........................    74,332      65,338
                                                                  --------     -------
        PROPERTY, PLANT AND EQUIPMENT, NET......................  $102,852     $93,746
                                                                  ========     =======

     Rental expense under all leases was approximately $10,784, $10,708 and $12,142 for the years ended March 31, 1997, 1996 and 1995, respectively. Operating leases relate principally to warehouse and office space, service facilities, vehicles, equipment and communication systems. Future minimum annual rentals payable under noncancelable leases in fiscal 1998, 1999, 2000, 2001, 2002 and thereafter are $7,874, $5,488, $3,083, $2,515, $2,018, and $1,627,
respectively.

D.  INTANGIBLE ASSETS

     Costs incurred to obtain product technology rights, including patents, have been capitalized and are being amortized over their estimated useful lives of five to seventeen years using the straight-line method. The Company currently provides for the amortization of intangible assets, including goodwill, over lives ranging

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

from 5-40 years. The write-off of goodwill for Finn-Aqua Oy resulted in a decrease of goodwill of $27,250. Intangible assets consist of the following:

                                                                       MARCH 31
                                                                 ---------------------
                                                                   1997         1996
                                                                 --------     --------
        ASSETS (AMORTIZATION PERIOD)
        Goodwill, net of accumulated amortization of $20,700
          and $17,550, respectively (35-40 years)..............  $105,578     $ 81,527
        Patents, trademarks and other intangible assets, net of
          accumulated amortization of $46,332 and $41,948,
          respectively (5-17 years)............................    13,807       22,329
                                                                 --------     --------
        TOTAL..................................................  $119,385     $103,856
                                                                 ========     ========

     In late December 1996, STERIS completed the acquisition of the assets of the infection control and contamination control businesses of Calgon Vestal Laboratories from Bristol-Myers Squibb Company. The acquisition expands STERIS's consumable product lines for surface cleaning and decontamination. The acquisition was accounted for using the purchase method of accounting and resulted in an increase in goodwill of $52,979.

     During the second quarter of fiscal 1997, STERIS acquired Surgicot, Inc., a privately held manufacturer and supplier of biological and chemical sterile process monitors, sterilization wraps and pouches, and other consumable infection prevention products for the health care and scientific markets. The acquisition was accounted for using the purchase method of accounting and resulted in an increase in goodwill of $4,126.

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of any intangible may warrant revision or that the remaining balance of the intangible may not be recoverable. When factors indicate that the intangibles should be evaluated for possible impairment, the Company uses an estimate of the related operation's cash flow from operations over the remaining life to determine recoverability.

E.  FINANCIAL INSTRUMENTS

     Concurrent with the consummation of the Amsco Merger, STERIS entered into a two and one-half year $125,000 unsecured revolving Credit Facility. The Credit Facility is available to facilitate the integration of the operations of STERIS or to be used for general corporate purposes. Loans under the Credit Facility bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent, which amounted to
5.8 percent at March 31, 1997. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. As of March 31, 1997, retained earnings were not restricted under the Company's Credit Facility. Outstanding borrowings under the Credit

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Facility were $35,000 at March 31, 1997. All borrowings under the Credit Facility are scheduled to mature during fiscal 1999. Long-term indebtedness was as follows:

                                                                        MARCH 31
                                                                  --------------------
                                                                   1997         1996
                                                                  -------     --------
        Credit Facility due 9/30/98.............................  $35,000     $      0
        4.5%/6.5% Step-Up Convertible Subordinated Debentures
          due 2002..............................................      579      100,000
        Other debt..............................................      312        3,002
                                                                  -------     --------
        Total...................................................   35,891      103,002
        Less current portion....................................       12          371
                                                                  -------     --------
        Long-term portion.......................................  $35,879     $102,631
                                                                  =======     ========

     In July 1996, STERIS redeemed $99,400 of Amsco's $100,000 4.5%/6.5%
Convertible Subordinated Notes which were convertible into STERIS Common Shares. This transaction had no material effect on earnings per share.

     As of March 31, 1997 and 1996, the Company was contingently liable in the amount of $27,200 and $26,700, respectively, under standby letters of credit and guarantees. Approximately $11,500 and $13,200 of the totals at March 31, 1997 and 1996, respectively, relate to letters of credit required as security under the Company's self-insured risk retention policies. The remaining balance in each year relates to performance bonds on long-term contracts.

     The fair value of the Company's financial instruments, including long-term indebtedness and cash, cash equivalents and marketable securities that amounted to $23,553 and $149,982 as of March 31, 1997 and 1996, respectively, approximated their carrying values.

     An extraordinary charge on the early extinguishment of debt of $1,655, net of income taxes, was recorded in fiscal 1995. The extinguishment costs reflected the December 1994 extinguishment of Amsco's 8.79% Senior Note due July 31, 2004 (the "Senior Note") in the aggregate principal amount of $50,000, and the termination of the Amsco bank credit agreement, which included a revolving credit facility in the maximum principal amount of $90,000.

     On January 30, 1997 the Company announced that its Board of Directors had authorized the periodic repurchase of up to three million STERIS Common Shares in the open market. As of April 1997, the Company had repurchased 550,000 STERIS Common Shares.

F.  ACCRUED EXPENSES AND OTHER

     Accrued expenses and other consisted of the following:

                                                                        MARCH 31
                                                                  --------------------
                                                                    1997        1996
                                                                  --------     -------
        Accrued warranty and product upgrade costs..............  $ 12,390     $11,396
        Accrued self insured retention..........................    11,200      12,508
        Other accruals..........................................    76,704      66,616
                                                                  --------     -------
        TOTAL...................................................  $100,294     $90,520
                                                                  ========     =======

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

G.  INCOME TAXES

     The Company records the effect of income taxes using the liability method. Income (loss) from continuing operations before income taxes was as follows:

                                                                   MARCH 31
                                                        -------------------------------
                                                         1997        1996        1995
                                                        -------     -------     -------
        U. S. operations..............................  $ 2,995     $70,628     $38,296
        Non-U. S. operations..........................   (7,857)       (679)     (7,252)
                                                        -------     -------     -------
                                                        $(4,862)    $69,949     $31,044
                                                        =======     =======     =======

     The components of the provision for income taxes for continuing operations before extraordinary items consisted of the following:

                                                                   MARCH 31
                                                        -------------------------------
                                                         1997        1996        1995
                                                        -------     -------     -------
        Current provision:
          U.S. federal................................  $29,247     $13,470     $23,345
          U.S. state and local........................    2,471       3,198       5,241
          Non-U.S.....................................    1,061       1,069       1,295
                                                        -------     -------     -------
        Total current provision.......................   32,779      17,737      29,881
        Deferred credit...............................  (12,173)     (1,055)    (15,957)
        Taxes allocated to contributed capital for
          stock options exercised.....................    5,138      12,477       1,384
                                                        -------     -------     -------
        Total provision for income taxes..............  $25,744     $29,159     $15,308
                                                        =======     =======     =======

     The total provision for income taxes for continuing operations before extraordinary items can be reconciled to the tax computed at the U.S. federal statutory rate as follows:

                                                                   MARCH 31
                                                        -------------------------------
                                                         1997        1996        1995
                                                        -------     -------     -------
        Tax computed at the U.S. federal statutory tax
          rate........................................  $(1,702)    $24,482     $10,865
        Merger and related costs for which no tax
          benefit was provided........................   22,260           0           0

        State taxes, net of federal income tax
          benefit.....................................    1,606       2,079       1,788
        Amortization of excess cost over net assets
          acquired....................................      831         870         672
        Valuation allowance...........................    1,646         513       1,996
        Difference in non-U.S. tax rates..............      500         554         692
        All other, net................................      603         661        (705)
                                                        -------     -------     -------
        Total provision for income taxes..............  $25,744     $29,159     $15,308
                                                        =======     =======     =======

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The significant components of the deferred tax assets and liabilities recorded in the accompanying balance sheets at March 31, 1997 and 1996, were as follows:

                                                                        MARCH 31
                                                                  --------------------
                                                                   1997         1996
                                                                  -------     --------
        DEFERRED TAX ASSETS
          Post-retirement benefit accrual.......................  $17,397     $ 17,167
          Net operating loss carryforwards......................    7,990        9,974
          Accrued expenses and other............................   29,238       35,819
                                                                  -------     --------
        Gross deferred tax assets...............................   54,625       62,960
        Valuation allowance.....................................   (7,990)      (6,344)
                                                                  -------     --------
        Total deferred tax assets...............................  $46,635     $ 56,616
                                                                  =======     ========
        DEFERRED TAX LIABILITIES
          Plant & equipment.....................................  $  (450)    $ (8,612)
          Intangibles...........................................   (3,519)      (4,564)
          Inventory.............................................     (246)      (5,348)
          Other.................................................   (2,670)      (4,726)
                                                                  -------     --------
        Total deferred tax (liabilities)........................  $(6,885)    $(23,250)
                                                                  =======     ========

     For tax return purposes, certain subsidiaries, both U.S. and non-U.S., had operating loss carryforwards of $22,820. Carryforwards of $12,276 have no expiration dates and the balance expires at various dates from 1998 through 2005. The valuation allowance applies to net operating losses carryforwards that may expire before the Company can utilize them. The net change in the total valuation allowance for the year ended March 31, 1997 was an increase of $1,646, primarily due to an increase in non-U.S. net operating losses and the effect of foreign restructuring.

     At March 31, 1997, undistributed earnings of non-U.S. subsidiaries included in consolidated retained earnings amounted to $24,838. These earnings are indefinitely reinvested in non-U.S. operations. Accordingly, no provision has been made for withholding taxes related to such earnings, nor is it practicable to determine the amount of this liability.

H.  PENSION PLANS

     The Company has a defined benefit pension plan which covers substantially all domestic bargaining unit Associates and provides pension benefits of stated amounts for each year of service of the Associate. The Company also has defined benefit plans which cover substantially all bargaining and non-bargaining Associates of the Company's subsidiaries in Finland and Germany, as well as certain other foreign distribution

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

entities. The Company's funding methodologies differ from those used to recognize pension expense in the accompanying financial statements. Net periodic pension cost includes the following components:

                                                                     MARCH 31
                                         -----------------------------------------------------------------
                                                1997                   1996                   1995
                                         -------------------    -------------------    -------------------
                                         DOMESTIC    FOREIGN    DOMESTIC    FOREIGN    DOMESTIC    FOREIGN
                                         --------    -------    --------    -------    --------    -------
Service cost: benefits earned during
  the period...........................  $    517     $ 168     $    464     $ 139     $    565     $ 134
Interest cost on projected benefit
  obligation...........................     2,133        94        2,089        95        1,885        93
Actual return on assets................    (2,863)      (12)      (7,066)      (14)      (1,093)      (17)
Net amortization and deferral..........       577         0        5,323         0         (701)        0
                                          -------    -------     -------    ----- --    -------    ----- --
Net periodic pension cost..............  $    364     $ 250     $    810     $ 220     $    656     $ 210
                                          =======    =======     =======    =======     =======    =======

     The following table sets forth the pension plan's funded status and amounts recognized in the accompanying consolidated balance sheets:

                                                              MARCH 31
                                            ---------------------------------------------
                                                    1997                     1996
                                            --------------------     --------------------
                                            DOMESTIC     FOREIGN     DOMESTIC     FOREIGN
                                            --------     -------     --------     -------
Actuarial present value of benefit
  obligations:
Vested..................................    $(28,278)    $(2,257)    $(29,434)    $(1,711)
Nonvested...............................       (936)           0      (1,147)           0
                                            --------     --------    --------     --------
Projected benefit obligation (equal to
  the accumulated benefit obligation)...    (29,214)      (2,257)    (30,581)      (1,711)
Plan assets at fair value...............     32,579            0      31,769          189
                                            --------     --------    --------     --------
Plan assets greater (less) than
  projected benefit obligation..........      3,365       (2,257)      1,188       (1,522)
Unamortized initial net asset...........     (1,328)           0      (1,375)           0
Unrecognized net gain...................     (4,734)           0      (2,376)           0
Unrecognized prior service cost.........      2,439            0       2,635            0
                                            --------     --------    --------     --------
(Accrued) prepaid pension cost..........    $  (258)     $(2,257)    $    72      $(1,522)
                                            ========     ========    ========     ========

     A weighted average discount rate of 7.75%, 7.25% and 8.5% was used in determining the actuarial present value of the projected benefit obligation at March 31, 1997, 1996 and 1995, respectively. The expected long-term rates of return on assets at the respective measurement dates were 8%, 7.5%, and 7.5% at March 31, 1997, 1996 and 1995. The initial net asset is being amortized and recognized as a component of net periodic pension cost on a straight-line basis over 15 years. Plan assets consist primarily of common stocks, corporate bonds, U.S. government obligations, temporary investments and private placement investments.

     The Company also administers a defined benefit 401(k) Plan (the "Plan") for eligible Associates. During fiscal 1997, the Company amended the Plan to allow for matching contributions as determined by the Board of Directors. For fiscal 1997, matching contributions amounted to $1,117. In addition, the Company administers the Amsco Employees' Retirement Account (the "AERA"), which is a qualified employee stock ownership plan. The AERA enabled eligible Associates to receive an equity participation in the Company. Contributions declared by the former Amsco Board of Directors, up to a maximum of 25% of eligible Associate compensation, were made to the AERA. No further contributions will be made to the AERA. The AERA in turn used the funds to purchase shares of the Company's stock or make investments in certain other

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

securities. Contribution expense for AERA amounted to $1,862, $3,165 and $2,696 in 1997, 1996 and 1995, respectively.

I.  POSTRETIREMENT BENEFITS

     The Company has defined benefit retirement health care plans for the majority of domestic bargaining unit Associates. Such Associates are generally eligible for benefits upon retirement after completion of a specified number of years of creditable service. The Company does not pre-fund these benefits and has the right to modify these plans in the future. The components of expense in fiscal 1997, 1996 and 1995 were as follows:

                                                               MARCH 31
                                                     ----------------------------
                                                      1997       1996       1995
                                                     ------     ------     ------
Service costs of benefits earned during the
  period.........................................    $   99     $  749     $1,014
Interest cost on accumulated postretirement
  benefit obligation.............................     3,321      3,607      3,359
                                                     ------     ------     ------
Net postretirement benefit costs.................    $3,420     $4,356     $4,373
                                                     ======     ======     ======

     The accumulated postretirement benefit obligation at March 31, 1997 and 1996, which is reflected in the accompanying consolidated balance sheets, is comprised of the following components:

                                                                    MARCH 31
                                                               -------------------
                                                                1997        1996
                                                               -------     -------
Accumulated postretirement benefit obligation
Retirees...................................................    $28,043     $28,896
Fully eligible active plan participants....................     10,396       8,297
Other active plan participants.............................     14,458      16,449
                                                               -------     -------
Total......................................................     52,897      53,642
Unrecognized prior service costs...........................      2,290       1,343
Unrecognized net loss......................................     (5,481)     (5,937)
                                                               -------     -------
Accrued postretirement benefit liability...................     49,706      49,048
Less current portion.......................................      2,708       2,400
                                                               -------     -------
Long-term accrued postretirement benefit liability.........    $46,998     $46,648
                                                               =======     =======

     Future benefit costs were estimated assuming medical costs would increase on a weighted average basis at approximately a 7.25% annual rate (7.13% in fiscal 1996 and 9% in fiscal 1995), decreasing to approximately a 5% annual growth rate ratably over the next four years and then remaining at that rate (4.5% in fiscal 1996 and 5% in fiscal 1995). A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at March 31, 1997, by $5,260 and increased the 1997 postretirement benefit expense by $943. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.75% for fiscal 1997 and 7.25% for fiscal 1996.

     During fiscal 1997, the Company announced changes in various benefit plans that better conformed benefits available to various Associate groups. One such change will result in a curtailment of retiree health care benefits for certain non-bargaining unit active plan participants. The net postretirement benefit cost for fiscal 1997 reflects the effects of this change. The impact of the change, which may result in a curtailment gain, was not reasonably estimable as of March 31, 1997, and accordingly, has not been recognized.

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

J.  NON-RECURRING TRANSACTIONS

     Non-recurring charges of $90,831 ($81,300 net of tax, or $2.44 per share) were recorded in the 1997 fiscal first quarter for costs related to the Amsco Merger. The charges include transaction costs of approximately $15,000 and other non-recurring charges of approximately $75,800 ($66,300 net of tax). The transaction costs are for legal, accounting, investment banking, and related expenses. The other non-recurring charges are for (i) elimination of redundant facilities and other assets ($27,000), (ii) satisfaction of Amsco executive employment agreements and other Associate severance ($19,300), (iii) write-off of goodwill related to Amsco's Finn-Aqua business which was impaired as a result of the planned merger activities ($27,250), and (iv) other merger-related items. Property write downs of $20,000 were recorded as part of the estimated cost of eliminating redundant facilities based on fair value estimates. During fiscal 1997, STERIS closed a manufacturing and research facility in Apex, North Carolina, Amsco's headquarters in Pittsburgh, Pennsylvania, as well as Customer Service facilities in Dallas, Texas and Atlanta, Georgia. Operations of the closed facilities were consolidated into existing STERIS facilities. As of March 31, 1997, the carrying value of facilities to be disposed of was approximately $4,500. Cash payments for fiscal 1997 related principally to transaction costs, executive employment agreements and Associate severance. Associate severance costs incurred related to closed facilities. The planned Associate severance was substantially complete as of March 31, 1997. Such severance included approximately 150 individuals and cost approximately $6,000.

     In fiscal 1995, Amsco implemented certain cost containment measures in order to continue to streamline and reorganize certain operations commensurate with the health care market environment that prevailed at that time. These cost containment measures included severance pay related to work force reductions; abandoned lease expense; asset write-offs associated with the centralization of Amsco's corporate headquarters; restructuring of certain international distribution entities and manufacturing facilities; operations consolidations associated with a realignment of Amsco's manufacturing facilities; and computer hardware and software write-offs associated with the removal of certain obsolete systems. As a result, Amsco recognized costs of $26,996 in fiscal 1995.

K.  DISCONTINUED OPERATION

     On June 23, 1994, the former Amsco Board of Directors approved a plan to divest or wind-down the business of its subsidiary American Sterile Recoveries, Inc. (ASRI). Amsco's decision was based on the difficulties encountered in achieving ASRI's growth objectives in the health care environment existing at that time. In connection with this action, Amsco recorded a one-time after-tax charge of $60,000 (net of taxes of $32,300). The charge reflected estimated asset write-offs and wind-down costs associated with discontinuing the ASRI business.

     In connection with this divestment plan, ASRI consummated the sale of substantially all of its assets effective July 31, 1994. Proceeds from the disposal consisted of a combination of cash and a note totaling $14,900. As a result of the sale and its subsequent impact on the resolution of certain contingencies related to the transaction, during the third quarter of fiscal 1995, Amsco recorded a favorable after-tax adjustment of $10,949 (net of taxes of $5,897) to the previously recorded estimated charge on the disposal of the ASRI business.

     For the first quarter of fiscal 1995, ASRI had net revenues of $5,625 and after-tax losses from operations of $2,607 (net of taxes of $1,350). Total accruals for ASRI at March 31, 1996 were $3,050, which consisted primarily of wind-down costs. Substantially all the remaining accruals were satisfied in fiscal 1997 and the previously recorded accruals were sufficient. The results of operations for ASRI through the disposition date have been reflected in the accompanying consolidated financial statements as a discontinued operation.

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

L.  CONTINGENCIES

     PRODUCT LIABILITY EXPOSURE. In the ordinary course of business, STERIS is subject to product liability lawsuits related to products it manufactures and distributes. STERIS presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent and defends itself vigorously against all such actions. Although there can be no assurance that the outcome of any particular product liability lawsuit will be favorable to STERIS, the Company believes that pending product liability lawsuits will not have a material adverse effect on STERIS's business or financial condition.

     ENVIRONMENTAL MATTERS. The Environmental Protection Agency has alleged that Amsco is a potentially responsible party ("PRP") within the meaning of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (the "Superfund Act") with respect to a Superfund Act site near Erie, Pennsylvania (the "Site") that allegedly received foundry sands and other potentially contaminated materials originated by Amsco. Amsco and 8 other PRPs, all of whom were named in a 1992 unilateral administrative order (the "Administrative Order") remain as members of a group formed to respond to the Administrative Order. Although there can be no assurance that the costs will not be higher, STERIS believes that the ultimate cost to complete the remediation of the site will be less than $2 million.

     FDA REGULATION. As disclosed in the Amsco financial statements that were included in the STERIS 8-K/A filed with the Securities and Exchange Commission on June 25, 1996, Amsco was notified by the US Food and Drug Administration ("FDA") on January 20, 1995 that the FDA applied its Application Integrity Policy ("AIP") to Amsco. Consequently, all Amsco pre-market submissions would not be reviewed by FDA until Amsco completed certain corrective actions to the satisfaction of FDA, including audits of certain previously cleared 510(k) notifications. FDA's AIP has never been applied to STERIS nor has the review of any STERIS pre-market submission been delayed because of the AIP.

     On December 24, 1996, FDA terminated the application of AIP to Amsco, and agreed to resume scientific review of Amsco pre-market submissions. This determination was based on the agency's review of corrective action plans, FDA's inspection of the Amsco subsidiary in Erie, Pennsylvania, and the withdrawal of certain 510(k) notifications. Additionally, based on audits of past Amsco data, STERIS agreed to either supplement certain existing pre-market notifications or file new pre-market notifications.

     STERIS believes that it is currently in conformity in all material respects with all FDA-related regulatory requirements. It is, however, possible that the FDA would disagree with this belief and seek to apply one or more of the remedies available to it under applicable law, which could have a material adverse effect on STERIS. STERIS is committed to maintaining compliance with all applicable FDA regulations.

     LITIGATION. There are other various pending lawsuits and claims arising out of the conduct of STERIS's business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS's consolidated financial position or results of operations.

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

M.  BUSINESS SEGMENT INFORMATION

     The Company operates in a single business segment. The following is information about the Company's operations by geographic area:

                                                                  MARCH 31
                                                     ----------------------------------
                                                       1997         1996         1995
                                                     --------     --------     --------
Net revenues --
Net revenues (including intergeographic net
  revenues of $11,594, $13,755 and $9,750 for the
  years 1997, 1996 and 1995,
  respectively) -- United States.................    $499,273     $490,667     $502,537
Net revenues (including intergeographic net
  revenues of $31,940, $37,944 and $34,418 for
  the years 1997, 1996 and 1995,
  respectively) -- Foreign.......................     132,113       95,644       87,383
  Adjustments and eliminations...................     (43,534)     (51,699)     (44,168)
                                                       ------       ------       ------
Consolidated net revenues........................    $587,852     $534,612     $545,752
                                                       ======       ======       ======
Income (loss) from operations
  United States..................................    $ (1,787)    $ 68,553     $ 43,259
  Foreign........................................      (4,700)       1,178       (4,614)
                                                       ------       ------       ------
     Consolidated................................      (6,487)      69,731       38,645
  Other income (expenses), including interest and
     general corporate expenses..................       1,625          218       (7,601)
                                                       ------       ------       ------
Income (loss) from continuing operations before
  income taxes...................................    $ (4,862)    $ 69,949     $ 31,044
                                                       ======       ======       ======
Identifiable assets
  United States..................................    $430,227     $344,549     $367,692
  Foreign........................................      85,675       98,166       90,600
  Corporate......................................      23,553      149,982       77,162
                                                       ------       ------       ------
Consolidated identifiable assets.................    $539,455     $592,697     $535,454
                                                       ======       ======       ======

     Transfers between geographic areas are accounted for at prices which approximate arms-length market prices. To reconcile geographic information with consolidated amounts, intergeographic net revenues were eliminated. Income
(loss) from operations is total continuing revenue less costs and expenses without the effect of interest expense and other nonoperating income. Identifiable assets are those assets that are identified with the operations in each geographic area. Corporate assets are principally cash and short-term marketable securities. Revenues to a single Customer did not aggregate two percent or more of total revenues. Export revenues were less than 10% of consolidated net revenues in the years presented and are included in United States net revenues. Revenues by principal product are as follows:

                                                            YEARS ENDED MARCH 31
                                                     ----------------------------------
                                                       1997         1996         1995
                                                     --------     --------     --------
Infection Prevention.............................    $320,664     $290,019     $286,065
Surgical Support.................................     128,502      112,400      116,529
Scientific and Industrial........................     101,442      101,124      112,348
Management Services..............................      37,244       31,069       30,810
                                                     --------     --------     --------
Total............................................    $587,852     $534,612     $545,752
                                                     ========     ========     ========

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

N. STOCK OPTIONS

     The Company has granted nonqualified stock options to certain Associates to purchase the Company's Common Shares at the market price on the date of grant. Stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company applies the provisions of Accounting Principles Board Opinion No. 25, which provides that no compensation expense is recognized when the exercise price equals the market price of the stock on the date of grant.

     The computations of earnings (loss) per Common Share and Common Share equivalents give retroactive effect to the Amsco Merger and are based upon the weighted average number of Common Shares outstanding and when applicable, the dilutive effect of Common Share equivalents (consisting solely of stock options). Incremental Common Share equivalents are calculated for each measurement using the treasury stock method. Common Share equivalents were antidilutive for the fiscal year 1997 and accordingly were excluded from the computation of earnings (loss) per Common Share for such period. Following is a summary in thousands of Common Shares and Common Share equivalents outstanding used in the calculations of earnings (loss) per share.

                                                         YEARS ENDED MARCH 31
                                                     ----------------------------
                                                      1997       1996       1995
                                                     ------     ------     ------
Weighted average Common Shares outstanding.......    33,678     32,511     31,024
Dilutive effect of stock options -- primary
  basis..........................................         0      2,248      2,389
                                                     ------     ------     ------
Weighted average Common Shares and equivalents --
  primary basis..................................    33,678     34,759     33,413
Additional dilutive effect of stock
  options -- fully diluted basis.................         0         98        123
                                                     ------     ------     ------
Weighted average Common Shares and equivalents --
  fully diluted basis............................    33,678     34,857     33,536
                                                     ======     ======     ======

     The Financial Accounting Standards Board (the "FASB") has issued a Statement that will require the Company to calculate earnings per share using different methods, beginning in the 1998 fiscal third quarter (early adoption is prohibited). Applying the new methods to fiscal 1997 operations would not change reported results.

     Effective July 11, 1995, Amsco entered into an employment agreement with its President and Chief Executive Officer (CEO) that included the granting of 690,000 nonqualified stock options at a discounted exercise price of $26.35. The fair value of the options was $16.50 per share. 460,000 of the stock options were performance-based and vested if Amsco's common stock achieved certain market value criteria. During the second quarter of fiscal 1996, 230,000 of these performance-based options vested because the average fair market value of Amsco's common stock exceeded target prices. The remaining performance-based options vested in fiscal 1997. The employment agreement referred to above also included an award of 37,939 shares of restricted stock of Amsco. Based on the terms of the award, this stock became completely vested during fiscal 1997. Upon granting the stock options and awarding the restricted stock to the Amsco CEO, Amsco recorded $4,363 of deferred compensation expense, which was amortized over defined vesting schedules. The unamortized portion of the awards was $2,605 as of March 31, 1996, and was recorded as a component of the special equity account entitled "foreign currency translation and other" on the accompanying consolidated balance sheet. In the event of an accelerated vesting of any portion of the performance-based options, Amsco was required to record immediately any unrecognized compensation expense related to such options. During

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the second quarter of fiscal 1996, Amsco recorded an approximate $1,000 charge to earnings because of the accelerated vesting of the 230,000 options discussed above. This charge was reflected as general and administrative expense in the accompanying consolidated statement of operations. As a result of the Amsco Merger, vesting accelerated for the remaining stock options and restricted stock agreements. The related charges were recorded as part of the non-recurring charge in the accompanying consolidated statement of operations.

     Following is a summary of option share information. The average grant price and fair value shown for fiscal 1996 excludes the options granted at a discounted exercise price.

                         BEGINNING OF
                             YEAR              GRANTED           EXERCISED          CANCELED          END OF YEAR
                         -------------     ---------------     -------------     ---------------     -------------
Fiscal 1997
  Option Shares........      3,851,468             725,288        (1,448,695)           (166,675)        2,961,386
  Average Price........         $16.10              $27.38            $19.32              $28.03            $16.61
  Fair Value...........                             $13.23
Fiscal 1996
  Option Shares........      4,351,644           1,021,644        (1,332,348)           (189,472)        3,851,468
  Average Price........         $11.98              $19.72             $8.02              $21.96            $16.10
  Fair Value...........                              $9.78
Fiscal 1995
  Option Shares........      4,147,490           1,250,532          (829,677)           (216,701)        4,351,644
  Price Range..........  $57.61 -- $.46    $21.47 -- $10.00    $23.91 -- $.46    $54.35 -- $15.49    $57.61 -- $.46

     In relation to the exercise of approximately 190,000 options during the 1997 fiscal year, an executive officer of the Company borrowed from the Company approximately $1,700. The related full recourse note bears interest at 6.4% and is payable on or before February 28, 2002.

     Shares available for future grants were 308,001 at March 31, 1997. At March 31, 1997, the range and weighted average per share exercise prices of options outstanding and exercisable, and the weighted-average remaining contractual life (years) for exercisable options, was as follows:

                        OUTSTANDING                       EXERCISABLE
                  -----------------------     ------------------------------------
                                WEIGHTED-                   WEIGHTED-
    RANGE OF                     AVERAGE                     AVERAGE      CONTRACT
    EXERCISE       OPTION       EXERCISE       OPTION       EXERCISE        LIFE
     PRICES        SHARES         PRICE        SHARES         PRICE       (YEARS)
----------------  ---------     ---------     ---------     ---------     --------
$0.96 -- $3.50      637,544      $  1.19        637,544      $  1.19         2.1
$3.51 -- $8.75      556,026         6.53        503,526         6.41         5.5
$8.76 -- $23.91     743,247        15.53        396,597        15.78         7.0
$23.92 -- $56.79  1,024,569        32.39        355,194        41.83         8.0
                  ---------       ------      ---------       ------         ---
                  2,961,386      $ 16.61      1,892,861      $ 13.26         6.0
                  =========       ======      =========       ======         ===

     At March 31, 1996, options with an average exercise price of $13.94 were exercisable on 2,405,675 shares; at March 31, 1995, options with an average exercise price of $10.37 were exercisable on 3,246,275 shares.

     Had the compensation cost for the stock options granted in fiscal 1997 and 1996 been determined based on the fair value at the grant date consistent with the fair value method of FASB Statement No. 123, the Company's net loss and loss per share would have been increased by $3,060 ($.09 per share) in fiscal 1997 and net earnings and earnings per share would have been reduced by $2,960 ($.09 per share) in fiscal 1996. The effect on fiscal 1997 and 1996 net earnings
(loss) may not be representative of the effect on future years' net

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

earnings amounts as the compensation cost of each year's grant is recognized over the four-year vesting period. Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for fiscal 1997 and 1996: risk-free interest rate of 6.5%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

O. COMMON SHARE RIGHTS

     On October 24, 1996, the Board of Directors declared a dividend consisting of one Right for each outstanding Common Share. The distribution was paid on November 7, 1996 (the "Record Date"). Following the Shares Acquisition Date, each Right entitles the registered holder (other than an Acquiring Person) to purchase from the Company one Common Share at a price of $120.00 (the "Purchase Price"), subject to adjustment, or, under conditions described below, to acquire one Common Share for an exercise price of $1.00 per share (the "Exercise Price"). The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and KeyBank National Association, as Rights Agent.

     Until such time as a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares then outstanding (the "Shares Acquisition Date"), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificates with a copy of a Summary of Rights attached thereto.

     The Rights Agreement provides that, until the Shares Acquisition Date, the Rights will be transferred with and only with the Common Shares. The Rights are not exercisable until the Shares Acquisition Date. The Rights will expire at the close of business on November 7, 2006, unless redeemed earlier. Until a Right is exercised, the holder thereof, as such, will have no rights as stockholder of the Company, including, without limitation, the right to vote or receive dividends.

     Upon the occurrence of a Triggering Event (as defined in the Rights Agreement), each holder of a Right, other than Rights that were or are beneficially owned by the Acquiring Person (which will thereafter be void), shall have the right to receive, upon exercise of the Right and payment of the Exercise Price, one Common Share of the Company.

     At any time prior to the Shares Acquisition Date, the Board of Directors of the Company may redeem the Rights, at a price of $.01 per Right (the "Redemption Price"); except that, the Rights may not be redeemed on or after the date of the commencement by any Person (as defined in the Rights Agreement) of a tender or exchange offer if, upon consummation thereof, such Person would be an Acquiring Person unless such redemption is approved by a majority of the Continuing Directors (as defined in the Rights Agreement) and the Continuing Directors constitute a majority of the Board of Directors.

     The provisions of the Rights Agreement may be amended by the Board of Directors in order to cure any ambiguity, to correct any defect or inconsistency or, prior to the Shares Acquisition Date, to make changes deemed to be not adverse to the interests of the holders of the Rights, except that, the Rights agreement may not be amended on or after the date of the commencement by any Person of a tender or exchange offer if, upon consummation thereof, such Person would be an Acquiring Person unless such amendment is approved by a majority of the Continuing Directors and the Continuing Directors constitute a majority of the Board of Directors.

     The Rights could have the effect of discouraging a tender offer or exchange offer for Common Shares or the accumulation of a substantial number of Common Shares, unless the Board of Directors redeems the Rights.

                      STERIS CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

P.  QUARTERLY DATA (UNAUDITED)

                                                                   QUARTERS ENDED
                                               ------------------------------------------------------
                                               MARCH 31     DECEMBER 31     SEPTEMBER 30     JUNE 30
                                               --------     -----------     ------------     --------
FISCAL 1997
Net revenues.................................  $170,489      $ 151,005        $138,490       $127,868
Gross profit.................................    71,460         59,774          53,325         47,286
Percentage of revenues.......................        42%            40%             39%            37%
NET INCOME (LOSS)............................  $ 15,916      $  13,535        $ 11,538       $(71,595)
                                               ========       ========        ========       ========
Earnings per share: Net income(loss).........  $   0.45      $    0.38        $   0.33       $  (2.16)
                                               ========       ========        ========       ========
FISCAL 1996
Net revenues.................................  $117,850      $ 163,623        $132,268       $120,871
Gross profit.................................    45,792         62,300          48,058         46,551
Percentage of revenues.......................        39%            38%             36%            39%
NET INCOME...................................     6,867         17,552           7,199          9,172
                                               ========       ========        ========       ========
Earnings per share: Net income...............  $   0.20      $    0.50        $   0.21       $   0.27
                                               ========       ========        ========       ========

     As discussed in Note J, certain non-recurring expenses were recognized in the 1997 first fiscal quarter.

                      STERIS CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

             COL. A                 COL. B         COL. C          COL. D           COL. E           COL. F
---------------------------------  ---------    ------------    ------------    --------------    -------------
                                                         ADDITIONS
                                                ----------------------------
                                                 CHARGES TO
                                   BEGINNING     COSTS AND       CHARGES TO                        BALANCE AT
           DESCRIPTION             OF PERIOD    EXPENSES (1)    OTHER ACCTS.    DEDUCTIONS (2)    END OF PERIOD
---------------------------------  ---------    ------------    ------------    --------------    -------------
Year ended March 31, 1997
  Deducted from asset accounts:
     Allowance for doubtful
       accounts..................   $ 1,947        $2,557            $0              $694            $ 3,810
                                     ======        ======          ====              ====             ======
Year ended March 31, 1996
  Deducted from asset accounts:
     Allowance for doubtful
       accounts..................   $ 1,754        $  592            $0              $399            $ 1,947
                                     ======        ======          ====              ====             ======
Year ended March 31, 1995
  Deducted from asset accounts:
     Allowance for doubtful
       accounts..................   $ 1,699        $  670            $0              $615            $ 1,754
                                     ======        ======          ====              ====             ======

---------------

(1) Charges to costs and expenses during the periods reflect an increase in allowances to support larger receivable balances.

(2) Uncollectible accounts written off, net of recoveries.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates herein by reference the information appearing under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 20, 1997.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The Company incorporates herein by reference the information appearing under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 20, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates herein by reference the information appearing under the caption "Ownership of Voting Securities" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 20, 1997.

                      STERIS CORPORATION AND SUBSIDIARIES

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates herein by reference the information appearing under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 20, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

            LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

     (a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

        Consolidated Balance Sheets -- March 31, 1997 and 1996.

        Consolidated Statements of Operations -- Years ended March 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows -- Years ended March 31, 1997, 1996 and 1995.

        Consolidated Statements of Shareholders' Equity -- Years ended March 31, 1997, 1996 and 1995.

        Notes to Consolidated Financial Statements -- March 31, 1997.

     (a) (2) The following consolidated financial statement schedule of STERIS Corporation and subsidiaries is included in Item 8:

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

     (a) (3) Exhibits

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
------      ---------------------------------------------------------------------------------
  3.1       1992 Amended Articles of Incorporation of STERIS Corporation, amended as of May
            13, 1996 (filed as Exhibit 4.2 to the Registration Statement on Form S-3 filed
            June 21, 1996, and incorporated herein by reference).
  3.2       1992 Amended Regulations of STERIS Corporation (filed as Exhibit 3(b).4(b) to
            Form 10-Q filed for the quarter ended June 30, 1992, and incorporated herein by reference).
  4.1       Specimen form of Common Stock Certificate (filed as Exhibit 4.1 to Amendment No.
            1 to the Registration Statement on Form S-1 filed April 30, 1992, and incorporated herein by reference).
  4.2       Indenture governing the 4 1/2%/6 1/2% Step-Up Convertible Subordinated Debentures
            due 2002, including the form of 4 1/2%/6 1/2% Step-Up Convertible Debenture due
            2002 (incorporated by reference to Exhibit 2.1 of the Registration Statement on
            Form 8-A of Amsco International, Inc., filed on September 10, 1992 and amended on
            October 16, 1992).
  4.3       First Supplemental Indenture, dated May 13, 1996 among Amsco International, Inc.,
            STERIS Corporation and The Bank of New York (filed as Exhibit 4.3 to the Annual
            Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).
 10.1       Amended Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 23, 1992, and incorporated herein by reference).

                      STERIS CORPORATION AND SUBSIDIARIES

EXHIBIT
NUMBER                                     EXHIBIT DESCRIPTION
------      ---------------------------------------------------------------------------------
 10.2       STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 99 to the
            Registration Statement on Form S-8 filed April 21, 1995, and incorporated herein by reference).
 10.3       STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan
 10.4       Management Incentive Compensation Plan FY 1997
 10.5       Amsco International, Inc. Stock Option Plan (incorporated by reference to Exhibit
            4.1 to the Registration Statement of Amsco International, Inc. on Form S-8,
            Registration No. 33-79566, filed on June 2, 1994).
 10.6       Form of grant of Incentive Stock Option under Amsco International, Inc. Stock
            Option Plan.
 10.7       Form of grant of Non-Qualified Stock Option under the Amsco International, Inc.
            Stock Option Plan.
 10.8       Credit Agreement, dated May 13, 1996, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).
 10.9       Promissory Note
 21.1       Subsidiaries of STERIS Corporation
 23.1       Consent of Independent Auditors
 24         Powers of Attorney
 27.1       Financial Data Schedule

     (b) Reports on Form 8-K

     December 19, 1996 -- Item 2. Acquisition or Disposition of Assets. On December 19, 1996, STERIS, through its newly-formed and wholly-owned subsidiary Calgon Vestal, Inc, a Delaware corporation (collectively, "STERIS") completed the acquisition, from E.R. Squibb & Sons, Inc.("Squibb"), a Delaware corporation and a wholly-owned subsidiary of Bristol-Myers Squibb Company, of the assets of the infection control and contamination control businesses formerly carried on by Squibb through its subsidiary, Calgon Vestal Laboratories, Inc, and the ConvaTec division of Bristol-Myers Squibb. The assets acquired include two manufacturing facilities in the St. Louis, Missouri area that STERIS intends to use in the continuing conduct of the acquired business.

     Item 5. Other Events. On January 30, 1997, STERIS issued a press release announcing its earnings for the three month period and nine month period ended December 31, 1996.

     Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits. With respect to the December 19, 1996 acquisition of assets from Squibb, STERIS filed the Asset Purchase Agreement by and between E.R. Squibb & Sons, Inc. and STERIS, dated as of November 26, 1996 and amended as of December 19, 1996.

     On January 30, 1997, STERIS issued a press release announcing its earnings for the three month period and nine month period ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                                          STERIS Corporation
                                          (Registrant)

                                          /s/ MICHAEL A. KERESMAN, III
                                          --------------------------------------
                                          Michael A. Keresman, III
                                          Chief Financial Officer and
                                          Senior Vice President
                                          (Principal Financial Officer)
                                          June 20, 1997

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

BILL R. SANFORD, Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer); RUSSELL L. CARSON, Director; MICHAEL A. KERESMAN, III, Senior Vice President, and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer); RAYMOND A. LANCASTER, Director; THOMAS J. MAGULSKI, Director; J.B. RICHEY, Director; JERRY
E. ROBERTSON, Director; FRANK E. SAMUEL, JR., Director; and LOYAL W. WILSON, Director.

                                          STERIS Corporation
                                          (Registrant)

                                          /s/ MICHAEL A. KERESMAN, III
                                          --------------------------------------
                                          Michael A. Keresman, III
                                          Attorney-in-Fact
                                          June 20, 1997

    EXHIBIT NUMBER                          EXHIBIT DESCRIPTION
    --------------  -------------------------------------------------------------------
          3.1       1992 Amended Articles of Incorporation of STERIS Corporation,
                    amended as of May 13, 1996 (filed as Exhibit 4.2 to the
                    Registration Statement on Form S-3 filed June 21, 1996, and incorporated herein by reference).
          3.2       1992 Amended Regulations of STERIS Corporation (filed as Exhibit
                    3(b).4(b) to Form 10-Q filed for the quarter ended June 30, 1992, and incorporated herein by reference).
          4.1       Specimen form of Common Stock Certificate (filed as Exhibit 4.1 to
                    Amendment No. 1 to the Registration Statement on Form S-1 filed
                    April 30, 1992, and incorporated herein by reference).
          4.2       Indenture governing the 4 1/2%/6 1/2% Step-Up Convertible
                    Subordinated Debentures due 2002, including the form of
                    4 1/2%/6 1/2% Step-Up Convertible Debenture due 2002 (incorporated by reference to Exhibit 2.1 of the Registration Statement on Form
                    8-A of Amsco International, Inc., filed on September 10, 1992 and amended on October 16, 1992).
          4.3       First Supplemental Indenture, dated May 13, 1996 among Amsco
                    International, Inc., STERIS Corporation and The Bank of New York
                    (filed as Exhibit 4.3 to the Annual Report on Form 10-K for the
                    fiscal year ended March 31, 1996, and incorporated herein by reference).
         10.1       Amended Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to
                    Amendment No. 1 to the Registration Statement on Form S-1 filed
                    April 23, 1992, and incorporated herein by reference).
         10.2       STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit
                    99 to the Registration Statement on Form S-8 filed April 21, 1995, and incorporated herein by reference).
         10.3       STERIS Corporation 1994 Nonemployee Directors Equity Compensation
                    Plan
         10.4       Management Incentive Compensation Plan FY 1997
         10.5       Amsco International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement of Amsco
                    International, Inc. on Form S-8, Registration No. 33-79566, filed on June 2, 1994).
         10.6       Form of grant of Incentive Stock Option under Amsco International,
                    Inc. Stock Option Plan.
         10.7       Form of grant of Non-Qualified Stock Option under the Amsco
                    International, Inc. Stock Option Plan.
         10.8       Credit Agreement, dated May 13, 1996, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent (filed as Exhibit 10.14 to the Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference).
         10.9       Promissory Note
         21.1       Subsidiaries of STERIS Corporation
         23.1       Consent of Independent Auditors
         24         Powers of Attorney
         27.1       Financial Data Schedule