Form 10-Q
period 1997-06-30
STERIS CORP
filed 1997-08-12
CIK 815065

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

         Commission file number     0-20165
                                 ---------------

                               STERIS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                     34-1482024
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                    Identification No.)

     5960 HEISLEY ROAD, MENTOR, OHIO                       44060
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (216) 354-2600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No   .
                                              ---   ---
         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

  Common Shares, without par value                          33,950,274
------------------------------------             -------------------------------
         (Title of Class)                        (Outstanding at June 30, 1997)

PART I  FINANCIAL INFORMATION


                               STERIS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

=================================================================================================
                                                                           JUNE 30,     MARCH 31,
                                                                             1997         1997
                                                                          ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                              $  24,429    $  20,576
   Marketable securities                                                      1,020        2,977
   Accounts receivable                                                      156,181      164,163
   Inventories                                                               82,876       78,762
   Current portion of deferred income taxes                                  24,888       24,888
   Prepaid expenses and other assets                                          6,576        8,676
                                                                          ---------    ---------
TOTAL CURRENT ASSETS                                                        295,970      300,042

Property, plant, and equipment                                              184,756      177,184
Accumulated depreciation                                                    (77,511)     (74,332)
                                                                          ---------    ---------
   Net property, plant, and equipment                                       107,245      102,852
Intangibles                                                                 184,979      186,417
Accumulated amortization                                                    (66,500)     (67,032)
                                                                          ---------    ---------
   Net intangibles                                                          118,479      119,385
Deferred income taxes                                                        14,862       14,862
Other assets                                                                  2,433        2,314
                                                                          ---------    ---------
TOTAL ASSETS                                                              $ 538,989    $ 539,455
                                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term indebtedness                              $       0    $      12
   Accounts payable                                                          35,661       39,323
   Accrued income taxes                                                      19,854       19,059
   Accrued expenses and other                                                91,633      100,294
                                                                          ---------    ---------
TOTAL CURRENT LIABILITIES                                                   147,148      158,688

Long-term indebtedness                                                       35,854       35,879
Other liabilities                                                            49,987       50,172
                                                                          ---------    ---------
TOTAL LIABILITIES                                                           232,989      244,739
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized;
  no shares outstanding
Common Shares, without par value, 100,000 shares authorized; issued and outstanding shares of 33,950 at June 30, 1997 and 33,984 at
  March 31,  1997, excluding 289 and 255 treasury shares, respectively      229,877      231,278
Retained earnings                                                            81,260       69,513
Cumulative translation adjustment                                            (5,137)      (6,075)
                                                                          ---------    ---------
TOTAL SHAREHOLDERS' EQUITY                                                  306,000      294,716
                                                                          ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 538,989    $ 539,455
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

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

================================================================================

                                                     THREE MONTHS ENDED
                                                           JUNE 30
                                                  ------------------------
                                                     1997           1996
                                                  ---------      ---------

Net revenues                                      $ 155,134      $ 127,868
Cost of goods and services sold                      88,300         80,582
                                                  ---------      ---------
Gross profit                                         66,834         47,286

Cost and expenses:
   Selling, informational, and administrative        41,143         26,118
   Research and development                           5,956          4,302
   Non-recurring items                                    0         90,831
                                                  ---------      ---------
                                                     47,099        121,251
                                                  ---------      ---------

Income (loss) from operations                        19,735        (73,965)
Interest expense                                       (522)        (1,602)
Interest income and other                                60          1,931
                                                  ---------      ---------
Income (loss) before income taxes                    19,273        (73,636)
Income tax expense (benefit)                          7,526         (2,041)
Net income (loss)                                 $  11,747      $ (71,595)
                                                  =========      =========


Net income (loss) per share                       $    0.34      $   (2.16)
                                                  =========      =========


Weighted average number of shares
  outstanding used in computing net
  income (loss) per share                            34,956         33,113
                                                  =========      =========

See notes to consolidated condensed financial statements.

                                        STERIS CORPORATION
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                            (UNAUDITED)

=========================================================================================

                                                                     THREE MONTHS ENDED
                                                                          JUNE 30
                                                                 ------------------------
                                                                    1997           1996
                                                                 --------      ----------
OPERATING ACTIVITIES
Net income (loss)                                                 $11,747       $(71,595)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                     4,593          3,670
  Deferred income taxes                                                 0            (91)
  Non-recurring items                                                   0         65,810
  Other items                                                      (1,233)           780
  Changes in operating assets and liabilities:
    Accounts receivable                                             7,982          3,916
    Inventories                                                    (4,114)        (4,131)
    Other assets                                                    1,948            590
    Accounts payable and accruals                                 (12,323)        (1,701)
    Accrued income taxes                                              795          3,256
                                                                 --------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           9,395            504

INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents               (6,999)        (3,458)
Proceeds from notes receivable                                          0             19
Purchases of marketable securities                                      0           (981)
Proceeds from sales of marketable securities                        1,957          4,069
                                                                 --------      ---------
NET CASH USED IN INVESTING ACTIVITIES                              (5,042)          (351)

FINANCING ACTIVITIES
Payments on long-term obligations                                     (37)           (76)
Purchase of treasury shares                                        (2,386)             0
Proceeds from exercise of stock options                               364          1,964
Tax benefits from exercise of stock options                           621            129
                                                                 --------      ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                (1,438)         2,017
Effect of exchange rate changes on cash and cash equivalents          938           (138)
                                                                 --------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS                               3,853          2,032
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   20,576        140,788
                                                                 --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $24,429       $142,820
                                                                 ========      =========

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



PERIODS ENDED JUNE 30, 1997 AND 1996



A.-REPORTING ENTITY



STERIS Corporation (the "Company" or "STERIS") develops, manufactures, markets, and services contamination prevention, contamination control, and surgical support systems, products, and technologies for healthcare, scientific, research and industrial Customers throughout the world. The Company has approximately 4,000 Associates (employees) worldwide, including more than 1,200 direct sales, service, and field support personnel. Customer Support facilities are in major global market centers with manufacturing operations in the United States, Canada, Germany, and Finland. STERIS operates in a single business segment.



B.-BASIS OF PRESENTATION



On May 13, 1996, STERIS merged with Amsco International, Inc. ("Amsco") in a tax-free, stock-for-stock transaction (the "Amsco Merger"). The Amsco Merger has been accounted for using the pooling-of-interests method. Accordingly, the accompanying unaudited consolidated condensed financial statements give retroactive effect to the Amsco Merger and include the combined operations of STERIS and Amsco for all periods presented.



The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q; they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Accordingly, the reader of these financial statements may wish to refer to the audited consolidated financial statements of STERIS filed with the Securities and Exchange Commission as part of STERIS's Form 10-K for the year ended March 31, 1997.



The accompanying consolidated condensed financial statements have been prepared in accordance with STERIS's customary accounting practices and have not been audited. Management believes that the financial information included herein reflect all adjustments necessary for a fair presentation of interim results and, except as discussed in Note D, all such adjustments are of a normal and recurring nature. The results for the three months ended June 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998.

C.-EARNINGS (LOSS) PER SHARE



The computations of earnings (loss) per Common Share and Common Share equivalents are based upon the weighted average number of Common Shares outstanding and when applicable, the dilutive effect of Common Share equivalents (consisting solely of stock options). Common Share equivalents were antidilutive for the three month period ended June 30, 1996 and accordingly were excluded from the computation of earnings (loss) per Common Share for such period. Following is a summary, in thousands, of Common Shares and Common Share equivalents outstanding used in the calculations of earnings (loss) per share.






                                                      THREE MONTHS ENDED
                                                            JUNE 30
                                                       ------------------
                                                        1997       1996
                                                       ------     ------

WEIGHTED AVERAGE COMMON SHARES                         33,935     33,113
    OUTSTANDING

Dilutive effect of stock options--primary basis         1,021          0
                                                       ------     ------
WEIGHTED AVERAGE COMMON SHARES AND
    EQUIVALENTS--PRIMARY BASIS                         34,956     33,113

Additional dilutive effect of stock options--fully
    diluted basis                                           0          0
                                                       ------     ------
WEIGHTED AVERAGE COMMON SHARES AND
    EQUIVALENTS--FULLY DILUTED BASIS                   34,956     33,113
                                                       ======     ======


The FASB has issued Statement 128, "Earnings Per Share," that will require the Company to calculate earnings per share using different methods beginning in the 1998 fiscal third quarter (early adoption is prohibited). Under the Statement 128 calculation of "basic" earnings per share, the dilutive effect of stock options will be excluded. The Company does not expect that applying the new methods to the 1998 fiscal first quarter operations would materially change the calculation of "diluted" earnings per share (the replacement under Statement 128 for fully diluted earnings per share).


D.-NON-RECURRING ITEMS



Non-recurring charges of $90,831 ($81,300 net of tax, or $2.44 per share) were recorded in the 1997 fiscal first quarter for costs related to the Amsco Merger. The charges include transaction costs of approximately $15,000 and other non-recurring charges of approximately $75,800 ($66,300 net of tax). The transaction costs were for legal, accounting, investment banking, and related expenses. The other non-recurring charges were for (i) elimination of redundant facilities and other assets ($27,000), (ii) satisfaction of Amsco executive employment agreements and other Associate severance ($19,300), (iii) write-off of goodwill related to Amsco's Finn-Aqua business ($27,250), and (iv) other merger-related items. Property write downs of $20,000 were recorded as part of the estimated cost of eliminating redundant facilities based on fair value estimates. During fiscal 1997, STERIS closed a manufacturing and research facility in Apex, North Carolina, Amsco's headquarters in Pittsburgh, Pennsylvania, as well as Customer Service facilities in Dallas, Texas and Atlanta, Georgia. Operations of the closed facilities were consolidated into existing STERIS facilities.



The effective income tax rate for the three months ended June 30, 1996 differed from statutory rates principally because certain non-recurring items that increased the net loss are non-deductible for tax purposes. Non-deductible items include the write-off of goodwill related to Amsco's Finn-Aqua business and provisions for certain executive severance costs. Also, additional tax valuation allowances were provided to reflect the effects of merger activities.



E.-INVENTORIES



Inventories were as follows:


                              JUNE 30,              MARCH 31,
                                1997                  1997
                              -------               -------
Raw material                  $30,073               $30,027
Work in process                17,306                15,240
Finished goods                 35,497                33,495
                              -------               -------
                              $82,876               $78,762
                              =======               =======


F.-FINANCING



During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125,000 to $215,000. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowing under the Credit Facility was $35,000 at June 30, 1997.



G.-CONTINGENCIES



There are various pending lawsuits and claims arising out of the conduct of STERIS's business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS's consolidated financial position or results of operations.



H.-ACQUISITION



Late in the first fiscal quarter 1998, STERIS reached an agreement to acquire Joslyn Sterilizer Corporation, a designer and manufacturer of high quality, high performance sterile processing systems based upon widely accepted steam and gas sterilization methodologies. The Joslyn acquisition closed in early July. The acquisition will be accounted for using the purchase method of accounting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



BASIS OF DISCUSSION
-------------------



The Amsco Merger has been accounted for by the pooling-of-interests method. Accordingly, the accompanying unaudited consolidated condensed financial statements give retroactive effect to the transaction and include the combined operations of STERIS and Amsco for all periods presented.



RESULTS OF OPERATIONS
---------------------



Net revenue increased by 21.3% to $155.1 million in the first quarter fiscal 1998 from $127.9 million in the first quarter fiscal 1997. Infection Prevention revenues increased by 34.2% to $89.5 million in the first quarter fiscal 1998 from $66.7 million in the first quarter fiscal 1997. Surgical Support revenues increased by 7.7% to $32.4 million in the first quarter fiscal 1998 from $30.1 million in the first quarter fiscal 1997. Scientific, Management Services and Other revenue increased by 6.9% to $33.3 million in the first quarter fiscal 1998 from $31.1 million in the first quarter fiscal 1997. The increase in net revenues was due mainly to increases in the sales of consumable products and capital equipment during the first quarter fiscal 1998. The increase in sales of consumable products includes the benefits of the December 1996 acquisition of the assets of the infection control and contamination control businesses of Calgon Vestal Laboratories, and the fiscal second quarter 1996 acquisition of Surgicot, Inc., a manufacturer and supplier of biological and chemical sterile process monitors, sterilization wraps and pouches, and other consumable infection prevention products.



The costs of products and services sold increased by 9.6% to $88.3 million in the first quarter fiscal 1998 from $80.6 million in the first quarter fiscal 1997. The cost of products and services sold as a percentage of net revenue was 56.9% for the first quarter fiscal 1998 compared to 63.0% for the same period in fiscal 1997. The decrease in the cost of products and services sold as a percentage of net revenue for the first quarter fiscal 1998 resulted principally from changes in the mix of products sold, overhead absorption from plant consolidation and volume increases, and the benefits from the restructuring of the acquired and merged businesses.



Selling, informational, and administrative expenses increased by 57.5% to $41.1 million in the first quarter fiscal 1998 from $26.1 million in the first quarter fiscal 1997. The expenses as a percentage of net revenue increased to 26.5% in the first quarter fiscal 1998 from 20.5% in the first quarter fiscal 1997. The increase was primarily attributable to the investments in Customer Support, domestic and international sales organization expansion, business development, management information systems, and the inclusion of acquired companies' selling, informational and administrative expenses. The first quarter fiscal 1998 expenses included the costs of exhibiting at several major national and international conventions, including the Association of Operating Room Nurses Congress.



Research and development expenses increased by 38.4% to $6.0 million in the first quarter fiscal 1998 from $4.3 million in the first quarter fiscal 1997. Research and development expenses as a percentage of net revenue were 3.8% for the first quarter fiscal 1998 compared to 3.4% for the first quarter fiscal 1997. The increase was due to additional product and application development expenditures.



Interest expense decreased by 67.4% to $0.5 million in the first quarter fiscal 1998 from $1.6 million in the first quarter fiscal 1997. The decrease was due primarily to the July 1996 redemption of approximately $100 million of Amsco 4.5%/6.5% Convertible Subordinated Notes.



Interest income and other decreased by 96.9% to $0.1 million in the first quarter fiscal 1998 from $1.9 million in the first quarter fiscal 1997. The decrease in interest income was due primarily to lower cash, cash equivalents, and marketable security balances, with the lower balances resulting from the cash redemption of the aforementioned Amsco Convertible Subordinated Notes.



Excluding the effect of non-recurring items, income for the first quarter of fiscal 1998 increased by 21.0% to $11.7 million ($.34 per share) from $9.7 million ($.28 per share) in the same period fiscal 1997.



The effective income tax rate for the three months ended June 30, 1996 differed from statutory rates principally because certain non-recurring items that increased the net loss are non-deductible for tax purposes. Non-deductible items include the write-off of goodwill related to Amsco's Finn-Aqua business and provisions for certain executive severance costs. Also, additional tax valuation allowances were provided to reflect the effects of merger activities.



As a result of the foregoing factors, net income for the first quarter fiscal 1998 was $11.7 million, compared to net loss of $71.6 million in the first quarter fiscal 1997.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------



The Company had $25.4 million in cash, cash equivalents and marketable securities as of June 30, 1997, compared to $23.6 million of the same at March 31, 1997.



Accounts receivable decreased by 4.9% to $156.2 million as of June 30, 1997, compared to $164.2 million at March 31, 1997.



Inventory increased by 5.2% to $82.9 million as of June 30, 1997, compared to $78.8 million at March 31, 1997.



Property, plant, and equipment increased by 4.3% to $184.8 million as of June 30, 1997, compared to $177.2 million at March 31, 1997.



Intangibles decreased by 0.8% to $185.0 million as of June 30, 1997, compared to $186.4 million at March 31, 1997.



Current liabilities decreased by 7.3% to $147.1 million as of June 30, 1997, compared to $158.7 million at March 31, 1997.

Other liabilities were $50.0 million as of June 30, 1997, compared to $50.2 million of the same at March 31, 1997.



During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125 million to $215 million. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowing under the Credit Facility was $35 million at June 30, 1997.



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



CONTINGENCIES
-------------



For a discussion of contingencies, see Note G to the consolidated condensed financial statements.



SEASONALITY
-----------



Historical data indicates that financial results of acquired businesses, including Amsco, were subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, customer buying patterns, international business practices, and differing fiscal year ends. Sales and profitability of certain of the acquired and consolidated product lines have historically been disproportionately weighted toward the latter part of each quarter and each fiscal year. Various changes in business practices resulting from the integration of Amsco and other acquired businesses into STERIS, including the change to a March ending fiscal year, may alter the historical patterns of the previously independent businesses.



FORWARD-LOOKING STATEMENTS
--------------------------



This discussion contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potentially negative factors that could cause actual results to differ materially from those in the forward-looking statements include (a) the possibility that the continuing integration of acquired businesses will take longer than anticipated,
(b) the potential for increased pressure on pricing that leads to erosion in profit margins, and (c) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products.



   PART II        OTHER INFORMATION



ITEM 1                     LEGAL PROCEEDINGS
------                     -----------------



Reference is made to Part I, Item 2., Note G of this Report on Form 10-Q, which is incorporated herein by reference.



ITEM 4                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------                     ---------------------------------------------------



The Company held its Annual Meeting of Shareholders on July 24, 1997, at 5960 Heisley Road, Mentor, Ohio. At the Annual Meeting, shareholders: (a) re-elected three directors to serve in the class with a term expiring at the Annual Meeting of Shareholders in 1999, and (b) approved the STERIS Corporation 1997 Stock Option Plan for employees and directors. Results of the voting on directors were: Raymond A. Lancaster 29,816,569 votes for, 352,696 withheld; Thomas J. Magulski 29,827,740 votes for, 341,525 withheld; J. B. Richey 29,826,645 votes for, 342,620 withheld. Results of the voting on the Stock Option Plan were 26,189,012 votes for, 3,703,960 against, 125,820 abstain, and 150,473 broker non-votes.





ITEM 6                     EXHIBITS AND REPORTS ON FORM 8-K
------                     --------------------------------



(a)               Exhibits
                  --------



      EXHIBIT NUMBER        EXHIBIT DESCRIPTION
      --------------        -------------------

           10.1 Second Amendment Agreement, dated June 10, 1997, to Credit Agreement, dated May 13, 1996, among STERIS Corporation, various financial institutions and KeyBank National Association, as Agent

           10.2 Third Amendment Agreement dated June 10, 1997, to Credit Agreement, dated May 13, 1996, among STERIS Corporation, various financial institutions and KeyBank National Association, as Agent

           27.1             Financial Data Schedule


(b)               Reports on Form 8-K
                  -------------------



    None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               STERIS Corporation
                               (Registrant)

                               /s/ Michael A. Keresman, III
                               ----------------------------
                               Michael A. Keresman, III
                               Chief Financial Officer and
                               Senior Vice President
                               (Principal Financial Officer)
                               August 12, 1997