Form 10-Q
period 1997-09-30
STERIS CORP
filed 1997-11-14
CIK 815065

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

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

                                 (440) 354-2600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No   .
   ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

     Common Shares, without par value                    34,062,142
--------------------------------------     -------------------------------------
           (Title of Class)                (Outstanding at September 30, 1997)

PART I  FINANCIAL INFORMATION


                               STERIS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
================================================================================

                                                                     SEPTEMBER 30,        MARCH 31,
                                                                          1997              1997
                                                                     --------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $       35,815    $        20,576
   Marketable securities                                                        933              2,977
   Accounts receivable                                                      177,402            164,163
   Inventories                                                               86,896             78,762
   Current portion of deferred income taxes                                  24,888             24,888
   Prepaid expenses and other assets                                          8,667              8,676
                                                                     --------------    ---------------
TOTAL CURRENT ASSETS                                                        334,601            300,042

Property, plant, and equipment                                              280,865            177,184
Accumulated depreciation                                                    (81,505)           (74,332)
                                                                     --------------    ---------------
   Net property, plant, and equipment                                       199,360            102,852
Intangibles                                                                 247,226            186,417
Accumulated amortization                                                    (67,938)           (67,032)
                                                                     --------------    ---------------
   Net intangibles                                                          179,288            119,385
Deferred income taxes                                                         6,002             14,862
Other assets                                                                  4,299              2,314
                                                                     --------------    ---------------
TOTAL ASSETS                                                         $      723,550    $       539,455
                                                                     ==============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Current portion of long-term indebtedness                         $        5,800    $            12
   Accounts payable                                                          39,492             39,323
   Accrued income taxes                                                      22,146             19,059
   Accrued expenses and other                                               128,085            100,294
                                                                     --------------    ---------------
TOTAL CURRENT LIABILITIES                                                   195,523            158,688

Long-term indebtedness                                                      153,729             35,879
Other liabilities                                                            49,764             50,172
                                                                     --------------    ---------------
TOTAL LIABILITIES                                                           399,016            244,739
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized;
  no shares outstanding
Common Shares, without par value, 100,000 shares authorized; issued and outstanding shares of 34,062 at September 30, 1997 and 33,984 at
  March 31, 1997, excluding 177 and 255 treasury shares, respectively       233,524            231,278
Retained earnings                                                            96,569             69,513
Cumulative translation adjustment                                            (5,559)            (6,075)
                                                                     --------------    ---------------
TOTAL SHAREHOLDERS' EQUITY                                                  324,534            294,716
                                                                     --------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $      723,550    $       539,455
                                                                     ==============    ===============


See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

================================================================================

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                SEPTEMBER 30                     SEPTEMBER 30
                                                       ------------------------------    -----------------------------
                                                           1997             1996             1997            1996
                                                       -------------    -------------    -------------   -------------

Net revenues                                           $     173,383    $     138,490    $     328,517   $     266,358
Cost of goods and services sold                               95,196           85,165          183,496         165,747
                                                       -------------    -------------    -------------   -------------
Gross profit                                                  78,187           53,325          145,021         100,611

Cost and expenses:
   Selling, informational, and administrative                 46,573           27,570           87,716          53,688
   Research and development                                    5,974            5,871           11,930          10,173
   Non-recurring items                                             0                0                0          90,831
                                                       -------------    -------------    -------------   -------------
                                                              52,547           33,441           99,646         154,692
                                                       -------------    -------------    -------------   -------------

Income (loss) from operations                                 25,640           19,884           45,375         (54,081)
Interest expense                                                (873)            (346)          (1,395)         (1,948)
Interest income and other                                        315              866              375           2,797
                                                       -------------    -------------    -------------   -------------
Income (loss) before income taxes                             25,082           20,404           44,355         (53,232)
Income tax expense                                             9,773            8,866           17,299           6,825
                                                       -------------    -------------    -------------   -------------
Net income (loss)                                      $      15,309    $      11,538    $      27,056   $     (60,057)
                                                       =============    =============    =============   =============


Net income (loss) per share                            $        0.44    $        0.33    $        0.78   $       (1.81)
                                                       =============    =============    =============   =============


Weighted average number of shares
  outstanding used in computing net
  income (loss) per share                                     35,135           35,307           34,473          33,261
                                                       =============    =============    =============   =============

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)
================================================================================

                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                  ----------------------------
                                                                      1997            1996
                                                                  ------------    ------------
OPERATING ACTIVITIES
Net income (loss)                                                  $  27,056        $ (60,057)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                       10,129            7,184
  Deferred income taxes                                                  525             (357)
  Non-recurring items                                                      0           64,645
  Other items                                                         (2,180)           1,810
  Changes in operating assets and liabilities:
    Accounts receivable                                               (5,355)          (1,258)
    Inventories                                                       (7,209)          (5,137)
    Other assets                                                         143              163
    Accounts payable and accruals                                    (13,967)          (2,778)
    Accrued income taxes                                              (3,997)             130
                                                                   ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              5,145            4,345

INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents                 (13,722)          (6,588)
Investment in businesses                                            (126,505)          (7,482)
Sale of assets                                                        35,577                0
Proceeds from notes receivable                                             0            8,438
Purchases of marketable securities                                         0           (4,026)
Proceeds from sales of marketable securities                           2,044            7,147
                                                                   ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                               (102,606)          (2,511)

FINANCING ACTIVITIES
Payments on long-term obligations                                        (62)         (99,749)
Borrowing under Credit Facility                                      110,000                0
Purchase of treasury shares                                           (2,386)               0
Proceeds from exercise of stock options                                3,624           11,827
Tax benefits from exercise of stock options                            1,008            1,773
                                                                   ---------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  112,184          (86,149)
Effect of exchange rate changes on cash and cash equivalents             516              228
                                                                   ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      15,239          (84,087)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      20,576          140,788
                                                                   ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  35,815        $  56,701
                                                                   =========        =========


See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

Periods Ended September 30, 1997 and 1996



A. - REPORTING ENTITY



STERIS Corporation (the "Company" or "STERIS") is a leading provider of infection prevention, contamination prevention, microbial reduction, and surgical support systems, products, services, and technologies to healthcare, scientific, research, and industrial Customers throughout the world. The Company has over 4,000 Associates (employees) worldwide, including more than 1,200 direct sales, service, and field support personnel. Customer Support facilities are located in major global market centers with manufacturing operations in the United States, Canada, Germany, and Finland. STERIS operates in a single business segment.



B. - BASIS OF PRESENTATION



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



The accompanying consolidated condensed financial statements have been prepared in accordance with STERIS's customary accounting practices and have not been audited. Management believes that the financial information included herein reflect all adjustments necessary for a fair presentation of interim results and, except as discussed in Note D, all such adjustments are of a normal and recurring nature. The interim results reported are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1998.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

C. - EARNINGS (LOSS) PER SHARE



The computations of earnings (loss) per Common Share and Common Share equivalents are based upon the weighted average number of Common Shares outstanding and when applicable, the dilutive effect of Common Share equivalents (consisting solely of stock options). Common Share equivalents were antidilutive for the six month period ended September 30, 1996 and accordingly were excluded from the computation of earnings (loss) per Common Share for such period. Following is a summary, in thousands, of Common Shares and Common Share equivalents outstanding used in the calculations of earnings (loss) per share.






                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  SEPTEMBER 30                      SEPTEMBER 30
                                                        ---------------------------------    ---------------------------
                                                             1997                1996           1997            1996
                                                        ---------------      ------------    ----------      -----------
Weighted average Common Shares
    outstanding                                                  33,990            33,409        33,962           33,261
Dilutive effect of stock options--primary
    basis                                                         1,145             1,898           511                0
                                                        ---------------      ------------    ----------      -----------
Weighted average Common Shares and
    equivalents--primary basis                                   35,135            35,307        34,473           33,261
Additional dilutive effect of stock options--
    fully diluted basis                                               0               170             0                0
                                                        ---------------      ------------    ----------      -----------
Weighted average Common Shares and
    equivalents--fully diluted basis                             35,135            35,477        34,473           33,261
                                                        ===============      ============    ==========      ===========


The FASB has issued Statement 128, "Earnings Per Share," that will require the Company to calculate earnings per share using different methods beginning in the 1998 fiscal third quarter (early adoption is prohibited). Under the Statement 128 calculation of "basic" earnings per share, the dilutive effect of stock options will be excluded. The Company does not expect that applying the new methods to the 1998 fiscal second quarter operations would materially change the calculation of "diluted" earnings per share (the replacement under Statement 128 for fully diluted earnings per share).

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

D. - NON-RECURRING ITEMS



During the second quarter of fiscal 1998, STERIS completed the sale of the assets of its Management Services Division to General Electric Medical Systems, a business of General Electric Company. The transaction is not expected to result in a material income statement effect. Costs related to the transaction include tangible and intangible assets relating to the business, impairment cost of redundant assets, and transaction related costs. These costs are based on estimates and may be adjusted in the future.



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



E. - INVENTORIES



Inventories were as follows:


                                   SEPTEMBER 30,               MARCH 31,
                                       1997                      1997
                               ---------------------      -------------------
Raw material                                 $30,978                  $30,027
Work in process                               17,426                   15,240
Finished goods                                38,492                   33,495
                               ---------------------      -------------------
                                             $86,896                  $78,762
                               =====================      ===================

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

F. - FINANCING



During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125,000 to $215,000. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowings under the Credit Facility were $145,000 at September 30, 1997.



Additional obligations consist mainly of industrial revenue bonds which bear interest at a variable rate based on the bank/marketing agent's Demand Note index. These bond agreements contain various covenants relating to minimum capitalization, consolidated net worth, and working capital. Outstanding obligations under the industrial revenue bonds were $8,500 at September 30, 1997.



G. - CONTINGENCIES



There are various pending lawsuits and claims arising out of the conduct of STERIS's business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS's consolidated financial position or results of operations. STERIS presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

H. - ACQUISITIONS



On September 17, 1997, the Company acquired all of the shares of common stock of Isomedix Inc. in exchange for cash of $134,102. Isomedix is a leading provider of contract sterilization and microbial reduction services, with gamma irradiation, ethylene oxide, and electron-beam processing facilities across North America. The acquisition has been accounted for as a purchase transaction. The following is a preliminary allocation of the purchase price:


Current assets                                                 $       21,778
Property, plant and equipment                                          94,546
Excess purchase price over net assets acquired                         63,000
Other assets                                                            1,044
Current liabilities                                                   (30,096)
Long-term debt                                                         (7,900)
Deferred income taxes                                                  (8,270)
                                                               --------------
Total cost of acquisition                                      $      134,102
                                                               ==============


The following unaudited pro forma results of operations assume the acquisition occurred on April 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


                                                                                       Six Months Ended
                                                                                         September 30
                                                                              ----------------------------------
                                                                                   1997                1996
                                                                              --------------      --------------
Net revenues                                                                  $      349,787      $      288,713
                                                                              ==============      ==============
Income (loss) from continuing operations                                      $       26,953      $     (59,673)
Income (loss) from discontinued operations                                               200               (129)
                                                                              --------------      --------------
Net income (loss)                                                             $       27,153      $     (59,802)
                                                                              ==============      ==============
Income (loss) from continuing operations per share                            $         0.78      $       (1.79)
                                                                              ==============      ==============
Net income (loss) per share                                                   $         0.79      $       (1.80)
                                                                              ==============      ==============


In July 1997, STERIS acquired Joslyn Sterilizer Corporation, a designer and manufacturer of high quality, high performance sterile processing systems based upon widely accepted steam and gas sterilization methodologies. The acquisition was accounted for as a purchase transaction and did not have a material effect on the operations of the Company.

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



RESULTS OF OPERATIONS
---------------------



Net revenue increased by 25.2% to $173.4 million in the second quarter fiscal 1998 from $138.5 million in the second quarter fiscal 1997. Net revenue increased by 23.3% to $328.5 million in the first six months of fiscal 1998 from $266.4 million in the same period in fiscal 1997. Infection Prevention revenues increased by 21.0% to $91.8 million in the second quarter fiscal 1998 from $75.9 million in the second quarter fiscal 1997. Infection Prevention revenues increased by 27.2% to $181.3 million in the first six months of fiscal 1998 from $142.5 million in the same period in fiscal 1997. Surgical Support revenues increased by 28.5% to $39.3 million in the second quarter fiscal 1998 from $30.6 million in the second quarter fiscal 1997. Surgical Support revenues increased by 18.2% to $71.7 million in the first six months of fiscal 1998 from $60.7 million in the same period in fiscal 1997. Scientific, Contracted Services and Other revenue increased by 32.0% to $42.2 million in the second quarter fiscal 1998 from $32.0 million in the second quarter fiscal 1997. Scientific, Contracted Services and Other revenue increased by 19.6% to $75.5 million in the first six months of fiscal 1998 from $63.1 million in the same period in fiscal 1997. The increase in net revenues was due mainly to increases in the sales of consumable products, capital equipment and services during the first six months of fiscal 1998. Revenues related to consumables and supplies are included in the Infection Prevention, Surgical Support, and Scientific, Contracted Services and Other classifications; each of these classifications includes revenues related to consumable products, capital equipment and services. In addition to increases in sales of existing products, a portion of the increase in sales of consumable products results from the benefits of the December 1996 acquisition of the assets of the infection control and contamination control businesses of Calgon Vestal Laboratories, and the fiscal second quarter 1996 acquisition of Surgicot, Inc., a manufacturer and supplier of biological and chemical sterile process monitors, sterilization wraps and pouches, and other quality assurance products.



The costs of products and services sold increased by 11.8% to $95.2 million in the second quarter fiscal 1998 from $85.2 million in the second quarter fiscal 1997. The costs of products and services sold increased by 10.7% to $183.5 million for the first six months of fiscal 1998 from $165.7 million for the first six months of fiscal 1997. The cost of products and services sold as a percentage of net revenue was 54.9% for the second quarter fiscal 1998 compared to 61.5% for the same period in fiscal 1997. The decrease in the cost of products and services sold as a percentage of net revenue for the second quarter fiscal 1998 resulted principally from favorable changes in the mix of products sold, vertical integration, improved overhead absorption from plant consolidation and volume increases, and the benefits from the restructuring of the acquired and merged businesses. The mix of products sold in the second quarter fiscal 1997 included greater revenues from higher margin consumables and services.



Selling, informational, and administrative expenses increased by 68.9% to $46.6 million in the second quarter fiscal 1998 from $27.6 million in the second quarter fiscal 1997. Selling, informational, and administrative expenses increased by 63.4% to $87.7 million in the first six months of fiscal 1998 from $53.7 million in the same period of fiscal 1997. The expenses as a percentage of net revenue increased to 26.8% in the second quarter fiscal 1998 from 19.9% in the second quarter fiscal 1997. The increase was primarily attributable to the investments in Customer Support, direct sales efforts in key global markets, business development, management information systems, and the inclusion of acquired companies' selling, informational and administrative expenses.



The costs of the Company's research activities relating to the discovery and development of new products and the improvement of existing products are charged directly to income as incurred. Research and development expenses increased by 1.8% to $6.0 million in the second quarter fiscal 1998 from $5.9 million in the second quarter fiscal 1997. Research and development expenses increased by 17.3% to $11.9 million in the first six months of fiscal 1998 from $10.2 million in the same period fiscal 1997. The increases were due to additional product and application development expenditures. Research and development expenses as a percentage of net revenue were 3.4% for the second quarter fiscal 1998 compared to 4.2% for the second quarter fiscal 1997.



Interest expense increased by 152.3% to $0.9 million in the second quarter fiscal 1998 from $0.3 million in the second quarter fiscal 1997. The increase was due to the additional borrowing under the Credit Facility for the purchase of Isomedix common shares. Interest expense decreased by 28.4% to $1.4 million in the first six months of fiscal 1998 from $1.9 million in the same period fiscal 1997. The decrease was due primarily to the July 1996 redemption of approximately $100 million of Amsco 4.5%/6.5% Convertible Subordinated Notes.



Interest income and other decreased by 63.6% to $0.3 million in the second quarter fiscal 1998 from $0.9 million in the second quarter fiscal 1997. Interest income and other decreased by 86.6% to $0.4 million in the first six months of fiscal 1998 from $2.8 million in the same period fiscal 1997. The decrease in interest income was due primarily to lower cash, cash equivalents, and marketable security balances, with the lower balances resulting from the cash redemption of the aforementioned Amsco Convertible Subordinated Notes.



Income for the second quarter of fiscal 1998 increased by 32.7% to $15.3 million ($.44 per share) from $11.5 million ($.33 per share) in the same period fiscal 1997. Excluding the effect of non-recurring items, income for the first six months of fiscal 1998 increased by 27.4% to $27.1 million ($.78 per share) from $21.2 million ($.60 per share) in the same period fiscal 1997.



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



As a result of the foregoing factors, net income for the first six months of fiscal 1998 was $27.1 million, compared to net loss of $60.1 million in the same period fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------



The Company had $36.7 million in cash, cash equivalents and marketable securities as of September 30, 1997, compared to $23.6 million of the same at March 31, 1997. The increase was due mainly to cash received through borrowings under the Credit Facility and the sale of assets offset by cash paid for the acquisitions of Isomedix and Joslyn.



Accounts receivable increased by 8.1% to $177.4 million as of September 30, 1997, compared to $164.2 million at March 31, 1997.



Inventory increased by 10.3% to $86.9 million as of September 30, 1997, compared to $78.8 million at March 31, 1997. The increase was due to the acquisition of businesses and the build up of inventory to support increased sales volume.



Property, plant, and equipment increased by 58.5% to $280.9 million as of September 30, 1997, compared to $177.2 million at March 31, 1997. The increase was primarily a result of the acquisitions of Isomedix and Joslyn.



Intangibles increased by 32.6% to $247.2 million as of September 30, 1997, compared to $186.4 million at March 31, 1997. The increase was primarily a result of the acquisitions of Isomedix and Joslyn.



Deferred tax assets decreased by 59.6% to $6.0 million as of September 30, 1997, compared to $14.9 million at March 31, 1997. The decrease was primarily a result of the acquisition of Isomedix.



Current liabilities increased by 23.2% to $195.5 million as of September 30, 1997, compared to $158.7 million at March 31, 1997. The increase was due to the assumption of liabilities through the acquisitions of Isomedix and Joslyn and the accrual of costs relating to the sale of the Management Services Division.



Other liabilities were $49.8 million as of September 30, 1997, compared to $50.2 million of the same at March 31, 1997.



During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125 million to $215 million. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowings under the Credit Facility were $145 million at September 30, 1997.



Additional obligations consist mainly of industrial revenue bonds which bear interest at a variable rate based on the bank/marketing agent's Demand Note index. These bond agreements contain various covenants relating to minimum capitalization, consolidated net worth, and working capital. Outstanding obligations under the industrial revenue bonds were $8,500 at

September 30, 1997.



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



FORWARD-LOOKING INFORMATION
---------------------------



The Company has included in this Form 10-Q statements concerning trends and other expectations. Actual results could differ materially, since forward-looking information inherently is subject to risks and uncertainties. Important factors which could cause actual results to differ from expectations include: (a) the possibility that the continuing integration of acquired businesses will take longer than anticipated, (b) the possibility that peak Customer product demands may occur late in a period and that resulting logistical challenges could delay product shipments, (c) the possibility that key individual Associates are unable to perform their responsibilities due to illness or disability, (d) the potential for changes in product mix that could adversely affect gross margin, and (e) other matters identified in STERIS's Form 10-K for the year ended March 31, 1997.



   PART II        OTHER INFORMATION



ITEM 1                     LEGAL PROCEEDINGS
------                     -----------------



Reference is made to Part I, Item 1., Note G of this Report on Form 10-Q, which is incorporated herein by reference.

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

           27.1             Financial Data Schedule


(b)               Reports on Form 8-K
                  -------------------


September 17, 1997: Item 2. Acquisition or Disposition of Assets. On September 17, 1997, STERIS purchased shares representing approximately 96% of the outstanding capital stock of Isomedix Inc., a Delaware corporation ("Isomedix"), through STERIS's newly incorporated and wholly owned subsidiary, STERIS Acquisition Corporation. On the same day, STERIS completed the acquisition of Isomedix through the merger of STERIS Acquisition Corporation with and into Isomedix. As a consequence of the merger, STERIS became the owner of 100% of the outstanding capital stock of Isomedix. Isomedix is a leading provider of contract sterilization and microbial reduction services, with gamma irradiation, ethylene oxide, and electron-beam processing facilities across North America. STERIS intends to utilize the assets of Isomedix in accordance with their use by Isomedix prior to its acquisition by STERIS.



    Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits. With respect to the September 17, 1997 purchase of Isomedix shares, STERIS filed the Agreement and Plan of Merger, dated August 12, 1997, by and among Isomedix, STERIS Corporation, and STERIS Acquisition Corporation.



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          STERIS Corporation
                                          (Registrant)

                                          /s/ Michael A. Keresman, III
                                          ----------------------------
                                          Michael A. Keresman, III
                                          Chief Financial Officer and
                                          Senior Vice President
                                          (Principal Financial Officer)
                                          November 14, 1997