Form 10-Q
period 1997-12-31
STERIS CORP
filed 1998-02-17
CIK 815065

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997

                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to
         __________

         Commission file number            0-20165
                                ------------------------

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
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

 Common Shares, without par value                    33,907,037
---------------------------------        ---------------------------------------
        (Title of Class)                    (Outstanding at December 31, 1997)

PART I  FINANCIAL INFORMATION



                               STERIS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
================================================================================

                                                                      DECEMBER 31,        MARCH 31,
                                                                          1997              1997
                                                                     --------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $       16,601    $        20,576
   Marketable securities                                                        883              2,977
   Accounts receivable                                                      195,175            164,163
   Inventories                                                               92,362             78,762
   Current portion of deferred income taxes                                  24,577             24,888
   Prepaid expenses and other assets                                          9,046              8,676
                                                                     --------------    ---------------
TOTAL CURRENT ASSETS                                                        338,644            300,042

Property, plant, and equipment                                              283,707            177,184
Accumulated depreciation                                                   (79,264)           (74,332)
                                                                     --------------    ---------------
   Net property, plant, and equipment                                       204,443            102,852
Intangibles                                                                 248,693            186,417
Accumulated amortization                                                   (68,874)           (67,032)
                                                                     --------------    ---------------
   Net intangibles                                                          179,819            119,385
Deferred income taxes                                                         5,772             14,862
Other assets                                                                  4,819              2,314
                                                                     --------------    ---------------
TOTAL ASSETS                                                         $      733,497    $       539,455
                                                                     ==============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term indebtedness                         $        2,100    $            12
   Accounts payable                                                          43,906             39,323
   Accrued income taxes                                                      31,978             19,059
   Accrued expenses and other                                               117,040            100,294
                                                                     --------------    ---------------
TOTAL CURRENT LIABILITIES                                                   195,024            158,688

Long-term indebtedness                                                      153,204             35,879
Other liabilities                                                            49,760             50,172
                                                                     --------------    ---------------
TOTAL LIABILITIES                                                           397,988            244,739
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized;
  no shares outstanding
Common Shares, without par value, 100,000 shares authorized; issued and outstanding shares of 33,907 at December 31, 1997 and 33,984 at
  March 31,  1997, excluding 332 and 255 treasury shares, respectively      227,015            231,278
Retained earnings                                                           114,739             69,513
Cumulative translation adjustment                                           (6,245)            (6,075)
                                                                     --------------    ---------------
TOTAL SHAREHOLDERS' EQUITY                                                  335,509            294,716
                                                                     --------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $      733,497    $       539,455
                                                                     ==============    ===============

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

================================================================================

                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                DECEMBER 31                       DECEMBER 31
                                                       ------------------------------    -----------------------------
                                                           1997             1996             1997            1996
                                                       -------------    -------------    -------------   -------------

Net revenues                                           $     186,639    $     151,005    $     515,156   $     417,363
Cost of goods and services sold                              102,591           91,231          286,087         256,978
                                                       -------------    -------------    -------------   -------------
Gross profit                                                  84,048           59,774          229,069         160,385

Costs and expenses:
   Selling, informational, and administrative                 46,099           32,505          133,815          86,193
   Research and development                                    5,989            5,425           17,919          15,598
   Non-recurring items                                             0                0                0          90,831
                                                       -------------    -------------    -------------   -------------
                                                              52,088           37,930          151,734         192,622
                                                       -------------    -------------    -------------   -------------

Income (loss) from operations                                 31,960           21,844           77,335        (32,237)
Interest expense                                             (2,453)            (192)          (3,848)         (2,140)
Interest income and other                                        263              715              638           3,512
                                                       -------------    -------------    -------------   -------------
Income (loss) before income taxes                             29,770           22,367           74,125        (30,865)
Income tax expense                                            11,600            8,832           28,899          15,657
                                                       -------------    -------------    -------------   -------------
Net income (loss)                                      $      18,170    $      13,535    $      45,226   $    (46,522)
                                                       =============    =============    =============   =============


Net income (loss) per share - basic                    $        0.54    $        0.40    $        1.33   $      (1.39)
                                                       =============    =============    =============   =============
Net income (loss) per share - diluted                  $        0.52    $        0.38    $        1.29   $      (1.39)
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

                                                                                         NINE MONTHS ENDED
                                                                                            DECEMBER 31
                                                                                 ---------------------------------
                                                                                      1997              1996
                                                                                 --------------    ---------------
OPERATING ACTIVITIES
Net income (loss)                                                                $       45,226    $      (46,522)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                                                          16,531             10,872
  Deferred income taxes                                                                   1,066                 51
  Non-recurring items                                                                         0             53,261
  Other items                                                                           (5,118)              5,581
  Changes in operating assets and liabilities:
    Accounts receivable                                                                (23,128)           (17,182)
    Inventories                                                                        (12,675)            (3,078)
    Other assets                                                                        (1,917)             1,697
    Accounts payable and accruals                                                      (20,371)               157
    Accrued income taxes                                                                  5,835             2,242
                                                                                 --------------    ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 5,449              7,079

INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents                                   (29,377)           (12,231)
Investment in businesses                                                              (126,505)           (82,482)
Sale of assets                                                                           43,084                  0
Proceeds from notes receivable                                                                0              8,438
Purchases of marketable securities                                                            0            (4,068)
Proceeds from sales of marketable securities                                              2,094              7,147
                                                                                 --------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (110,704)           (83,196)

FINANCING ACTIVITIES
Payments on long-term obligations                                                       (4,287)          (100,035)
Borrowing under Credit Facility                                                         110,000             40,000
Purchase of treasury shares                                                            (10,051)                  0
Proceeds from exercise of stock options                                                   4,645             26,086
Tax benefits from exercise of stock options                                               1,143              3,419
                                                                                 --------------    ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     101,450           (30,530)
Effect of exchange rate changes on cash and cash equivalents                              (170)                681
                                                                                 --------------    ---------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                   (3,975)          (105,966)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         20,576            140,788
                                                                                 --------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       16,601    $        34,822
                                                                                 ==============    ===============


See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

Periods Ended December 31, 1997 and 1996



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

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

C. - EARNINGS (LOSS) PER SHARE



In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 eliminates reporting of primary and fully diluted earnings per share and requires reporting of basic and diluted earnings per share. Basic earnings per share is based on average Common Shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. All earnings per share amounts presented conform to the Statement 128 requirements. Following is a summary, in thousands, of Common Shares and Common Share equivalents outstanding used in the calculations of earnings (loss) per share:






                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   DECEMBER 31                       DECEMBER 31
                                                        ---------------------------------    ----------------------------
                                                             1997                1996           1997             1996
                                                        ---------------      ------------    -----------      -----------
Weighted average Common Shares
    outstanding - basic                                          33,904            34,161         33,943           33,535
Dilutive effect of stock options                                  1,214             1,928          1,127                0
                                                        ---------------      ------------    -----------      -----------
Weighted average Common Shares and
    equivalents - diluted                                        35,118            36,089         35,070           33,535
                                                        ===============      ============    ===========      ===========




D. - NON-RECURRING ITEMS



During the second quarter of fiscal 1998, STERIS completed the sale of the assets of its Management Services Division to General Electric Medical Systems, a business of General Electric Company. The transaction did not result in a material income statement effect. Costs related to the transaction include tangible and intangible assets relating to the business, impairment cost of redundant assets, and transaction related costs. These costs are based on estimates and may be adjusted in the future.



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



E. - INVENTORIES



Inventories were as follows:


                                     DECEMBER 31,                MARCH 31,
                                         1997                      1997
                                 ---------------------      -------------------
Raw material                                   $31,581                  $30,027
Work in process                                 18,504                   15,240
Finished goods                                  42,277                   33,495
                                 ---------------------      -------------------
                                               $92,362                  $78,762
                                 =====================      ===================


F. - FINANCING



During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125,000 to $215,000. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowings under the Credit Facility were $145,000 at December 31, 1997.



Additional obligations consist mainly of industrial development revenue bonds which bear interest at a variable rate based on the bank/marketing agent's demand note index. These bond agreements contain various covenants relating to minimum capitalization, net worth, and working capital. Outstanding obligations under the industrial development revenue bonds were $8,000 at December 31, 1997.



G. - CONTINGENCIES



There are various pending lawsuits and claims arising out of the conduct of STERIS's business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS's consolidated financial position or results of operations. STERIS presently maintains product liability insurance coverage in amounts and with

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


deductibles that it believes are prudent.



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

Current assets                                                    $    21,778
Property, plant, and equipment                                         94,546
Excess purchase price over net assets acquired                         63,000
Other assets                                                            1,044
Current liabilities                                                  (30,096)
Long-term debt                                                        (7,900)
Deferred income taxes                                                 (8,270)
                                                                  ----------
Total cost of acquisition                                         $  134,102
                                                                  ==========


The following unaudited pro forma results of operations assume the acquisition occurred on April 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.


                                                                                      Nine Months Ended
                                                                                         December 31
                                                                              ----------------------------------
                                                                                   1997                1996
                                                                              --------------      --------------
Net revenues                                                                  $      536,426      $      450,751
                                                                              ==============      ==============
Income (loss) from continuing operations                                      $       45,123      $     (45,686)
Income (loss) from discontinued operations                                               200               (258)
                                                                              --------------      --------------
Net income (loss)                                                             $       45,323      $     (45,944)
                                                                              ==============      ==============
Income (loss) from continuing operations per share - diluted                  $         1.28      $       (1.36)
                                                                              ==============      ==============
Net income (loss) per share - diluted                                         $         1.29      $       (1.37)
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



RESULTS OF OPERATIONS
---------------------



Net revenue increased by 23.6% to $186.6 million in the third quarter fiscal 1998 from $151.0 million in the third quarter fiscal 1997. Net revenue increased by 23.4% to $515.2 million in the first nine months of fiscal 1998 from $417.4 million in the same period in fiscal 1997. Infection Prevention revenues increased by 22.8% to $98.7 million in the third quarter fiscal 1998 from $80.4 million in the third quarter fiscal 1997. Infection Prevention revenues increased by 25.2% to $279.0 million in the first nine months of fiscal 1998 from $222.9 million in the same period in fiscal 1997. Surgical Support revenues increased by 37.1% to $41.3 million in the third quarter fiscal 1998 from $30.1 million in the third quarter fiscal 1997. Surgical Support revenues increased by 24.4% to $113.0 million in the first nine months of fiscal 1998 from $90.8 million in the same period in fiscal 1997. Scientific, Management Services and Other revenue increased by 15.1% to $46.7 million in the third quarter fiscal 1998 from $40.5 million in the third quarter fiscal 1997. Scientific, Management Services and Other revenue increased by 18.8% to $123.2 million in the first nine months of fiscal 1998 from $103.7 million in the same period in fiscal 1997. The increase in net revenues was due mainly to increases in the sales of consumable products and capital equipment during the first nine months of fiscal 1998, as well as an increase in Management Services revenues through the acquisition of Isomedix. Revenues related to the Infection Prevention, Surgical Support, and Scientific, Management Services and Other classifications each include revenues related to consumable products, capital equipment and services. In addition to increases in sales of existing products, a portion of the increase in sales of consumable products results from the benefits of the December 1996 acquisition of the assets of the infection control and contamination control businesses of Calgon Vestal Laboratories, and the fiscal second quarter 1997 acquisition of Surgicot, Inc., a manufacturer and supplier of biological and chemical sterile process monitors, sterilization wraps and pouches, and other quality assurance products.



The costs of products and services sold increased by 12.5% to $102.6 million in the third quarter fiscal 1998 from $91.2 million in the third quarter fiscal 1997. The costs of products and services sold increased by 11.3% to $286.1 million for the first nine months of fiscal 1998 from $257.0 million for the first nine months of fiscal 1997. The cost of products and services sold as a percentage of net revenue was 55.0% for the third quarter fiscal 1998 compared to 60.4% for the same period in fiscal 1997. The decrease in the cost of products and services sold as a percentage of net revenue for the third quarter fiscal 1998 resulted principally from favorable changes in the mix of products sold, vertical integration, improved overhead absorption from plant consolidation and volume increases, and the benefits from the restructuring of the acquired and merged businesses.



Selling, informational, and administrative expenses increased by 41.8% to $46.1 million in the third quarter fiscal 1998 from $32.5 million in the third quarter fiscal 1997. Selling, informational, and administrative expenses increased by 55.3% to $133.8 million in the first nine months of fiscal 1998 from $86.2 million in the first nine months of fiscal 1997. The expenses as a percentage of net revenue increased to 24.7% in the third quarter fiscal 1998 from 21.5% in the third quarter fiscal 1997. The increase was primarily attributable to the acquisition of Isomedix, investments in Customer Support, direct sales efforts in key global markets, business development, management information systems, and the inclusion of acquired companies' selling, informational, and administrative expenses.



Selling, informational, and administrative expenses include costs incurred in preparing certain systems and applications for the year 2000. The Company expects to incur internal staff costs as well as external costs related to the conversion and testing of certain systems and applications that currently do not recognize dates beginning in the year 2000. These costs, which are expensed as incurred, have been immaterial to date and are not expected to have a material impact on the Company's earnings in the future.



The costs of the Company's research activities relating to the discovery and development of new products and the improvement of existing products are charged directly to income as incurred. Research and development expenses increased by 10.4% to $6.0 million in the third quarter fiscal 1998 from $5.4 million in the third quarter fiscal 1997. Research and development expenses increased by 14.9% to $17.9 million in the first nine months of fiscal 1998 from $15.6 million in the first nine months of fiscal 1997. The increases were due to additional product and application development expenditures. Research and development expenses as a percentage of net revenue were 3.2% for the third quarter fiscal 1998 compared to 3.6% for the third quarter fiscal 1997.



Interest expense increased to $2.5 million in the third quarter fiscal 1998 from $0.2 million in the third quarter fiscal 1997. Interest expense increased by 79.8% to $3.8 million in the first nine months of fiscal 1998 from $2.1 million in the first nine months of fiscal 1997. The increase was due to the additional borrowing under the Credit Facility for the purchase of Isomedix common shares.



Interest income and other decreased by 63.2% to $0.3 million in the third quarter fiscal 1998 from $0.7 million in the third quarter fiscal 1997. Interest income and other decreased by 81.8% to $0.6 million in the first nine months of fiscal 1998 from $3.5 million in the first nine months of fiscal 1997. The decrease in interest income was due primarily to lower cash, cash equivalents, and marketable security balances, with the lower balances resulting primarily from the July 1996 redemption of approximately $100 million of Amsco 4.5%/6.5% Convertible Subordinated Notes.



Income for the third quarter of fiscal 1998 increased by 34.2% to $18.2 million ($.52 per share) from $13.5 million ($.38 per share) in the same period fiscal 1997. Excluding the effect of non-recurring items, income for the first nine months of fiscal 1998 increased by 30.0% to $45.2 million ($1.29 per share) from $34.8 million ($.98 per share) in the first nine months of fiscal 1997.



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

As a result of the foregoing factors, net income for the first nine months of fiscal 1998 was $45.2 million, compared to a net loss of $46.5 million in the first nine months of fiscal 1997.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------



The Company had $17.5 million in cash, cash equivalents and marketable securities as of December 31, 1997, compared to $23.6 million of the same at March 31, 1997. The decrease was due mainly to cash paid for the acquisitions of Isomedix and Joslyn and the purchases of property, plant, and equipment offset by cash received through borrowings under the Credit Facility and the sale of assets.



Accounts receivable increased by 18.9% to $195.2 million as of December 31, 1997, compared to $164.2 million at March 31, 1997. The increase was due mainly to the increase in revenues and the acquisition of businesses.



Inventory increased by 17.3% to $92.4 million as of December 31, 1997, compared to $78.8 million at March 31, 1997. The increase was due to the build up of inventory to support increased sales volume.



Property, plant, and equipment increased by 60.1% to $283.7 million as of December 31, 1997, compared to $177.2 million at March 31, 1997. The increase was primarily a result of the acquisitions of Isomedix and Joslyn.



Intangibles increased by 33.4% to $248.7 million as of December 31, 1997, compared to $186.4 million at March 31, 1997. The increase was primarily a result of the acquisitions of Isomedix and Joslyn.



Deferred tax assets decreased by 61.2% to $5.8 million as of December 31, 1997, compared to $14.9 million at March 31, 1997. The decrease was primarily a result of the acquisition of Isomedix.



Current liabilities increased by 22.9% to $195.0 million as of December 31, 1997, compared to $158.7 million at March 31, 1997. The increase was due to the assumption of liabilities through the acquisitions of Isomedix and Joslyn and the accrual of costs relating to the sale of the assets of the Management Services Division.



Other liabilities were $49.8 million as of December 31, 1997, compared to $50.2 million of the same at March 31, 1997.



During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125 million to $215 million. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowings under the Credit Facility were $145 million at December 31, 1997.

Additional obligations consist mainly of industrial development revenue bonds which bear interest at a variable rate based on the bank/marketing agent's demand note index. These bond agreements contain various covenants relating to minimum capitalization, consolidated net worth, and working capital. Outstanding obligations under the industrial development revenue bonds were $8,000 at December 31, 1997.



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

FORWARD-LOOKING INFORMATION
---------------------------



This Form 10-Q contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potentially negative factors that could cause actual results to differ materially from those in the forward-looking statements include (a) the possibility that the continuing integration of acquired businesses will take longer than anticipated,
(b) the potential for increased pressure on pricing that leads to erosion of profit margins, (c) the possibility that market demand will not develop for new technologies, products, and applications, (d) the potential effects of fluctuations in foreign currencies, and (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products.



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




                                           STERIS Corporation
                                            (Registrant)



                                            /s/ Michael A. Keresman, III
                                         ------------------------------------
                                         Michael A. Keresman, III
                                         Chief Financial Officer and
                                         Senior Vice President
                                         (Principal Financial Officer)
                                         February 13, 1998