Form 10-K405
period 1998-03-31
STERIS CORP
filed 1998-05-29
CIK 815065

   -----------------------------------------------------------------------------

   -----------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                            ---------------------------

                                     FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                          COMMISSION FILE NUMBER 0-20165

                                STERIS CORPORATION
              (Exact name of registrant as specified in its charter)

                       OHIO                                             34-1482024
          (State or other jurisdiction of                              (IRS Employer
          incorporation or organization)                            Identification No.)

                5960 HEISLEY ROAD,                                     440-354-2600
              MENTOR, OHIO 44060-1834                         (Registrant's telephone number
     (Address of principal executive offices)                      including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                        COMMON SHARES, WITHOUT PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K in any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price of such stock as of April 30, 1998: $1,984,025,891

The number of Common Shares outstanding as of April 30, 1998: 34,012,272

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1998 Annual Meeting -- Part III

================================================================================

                                     PART I

ITEM 1.  BUSINESS

DESCRIPTION OF BUSINESS

     STERIS Corporation, an Ohio corporation organized in 1987 (the "Company" or "STERIS"), develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and surgical support systems, products, services, and technologies for healthcare, scientific, research, food, and industrial Customers throughout the world. STERIS is focused on helping Customers address today's trends in the healthcare and scientific industries. The healthcare industry is changing rapidly due to the growth of minimally invasive surgical and diagnostic procedures; heightened public and professional awareness and concern for the increasing number of transmittable and antibiotic-resistant infectious diseases; the shifting of patient care from acute care hospital settings to alternate sites; and the overall need to reduce the cost of healthcare delivery. These trends have expanded the demand for rapid, safe, and efficient infection prevention systems for critical tasks such as the sterile processing of devices and the handling, decontamination, destruction, and disposal of potentially infectious biohazardous waste. In the scientific industry, the market is expanding as pharmaceutical, biotech, medical device, food, and other FDA-regulated manufacturers are under increasing pressure to adhere to stricter guidelines for the validation and control of their antimicrobial processes, as well as the trend towards global standardization of protocols.

     STERIS expanded its operations during fiscal 1998 with the acquisitions of Isomedix Inc. ("Isomedix") and the assets of Joslyn Sterilizer Corporation ("Joslyn"). Isomedix is a leading North American provider of contract sterilization and microbial reduction services for manufacturers and producers of medical and non-medical products. Joslyn is a designer and manufacturer of high quality, high performance sterile processing systems based upon widely accepted steam and gas sterilization methodologies. Additionally, Joslyn is the only U.S. manufacturer of Biological Indicator Evaluation Resistometer (BIER) vessels used in the development and validation of sterilization methodologies and process assurance indicators.

     STERIS established a food safety business initiative to help Customers meet the growing consumer demands for improved food safety. The irradiation services of our Isomedix subsidiary recently gained media attention with the December 1997 approval by the FDA of the irradiation ("cold pasteurization") of red meat. The increased emphasis on food safety, supported by the U.S. government's new Food Safety Initiative, presents new business opportunities for STERIS because of our extensive portfolio of antimicrobial technologies, systems, products, and services.

     The Company has approximately 4,500 Associates (employees) worldwide, including 1,700 direct sales, service, and field support personnel. Customer Support facilities are located in major global market centers with manufacturing operations in the United States, Canada, Germany, and Finland.

     The Company operates in a single business segment. See the accompanying consolidated financial statements on page 15 of this Form 10-K for financial information regarding the Company.

PRINCIPAL PRODUCTS AND SERVICES

     Through a consistent strategic plan, a focused research and development effort, and several business acquisitions, STERIS has emerged as a market leader in low temperature sterilization, high temperature sterilization, washing and decontamination systems, surgical tables, surgical lights, and consumables. The Company has expanded from its original narrow product line to become a multi-faceted global organization that serves healthcare, scientific, research, food, and industrial markets. Revenues by principal market are as follows (in thousands):

                                                                   YEARS ENDED MARCH 31
                                                             --------------------------------
                                                               1998        1997       1996*
                                                             --------    --------    --------
Infection Prevention.......................................  $389,649    $320,664    $290,019
Surgical Support...........................................   158,160     128,502     112,400
Scientific and Industrial..................................   123,106     101,442     101,124
Management Services........................................    48,741      37,244      31,069
                                                             --------    --------    --------
Total......................................................  $719,656    $587,852    $534,612
                                                             ========    ========    ========

---------------

* Includes the combined results of STERIS and Amsco on a pooling-of-interests basis.

     Infection Prevention. Infection Prevention products are used by Customers to significantly reduce or eliminate microbial contamination of surfaces with which human contact might occur. The Company provides complete infection prevention material processing systems and specialty chemical products, including those used for cleaning, decontaminating, disinfecting, sterilizing, drying, and aerating medical and surgical instruments, devices, and hard surfaces. Specialty chemical products are generally employed in the material processing systems or used for high risk and routine skin care, hard surface disinfection, and surgical preparation. STERIS infection prevention systems support cost containment, productivity increases, and risk reduction in a wide variety of healthcare, scientific, industrial, and research settings through process standardization, automatic monitoring and documentation, processing site flexibility, and reduction in processing time.

     A major product line is STERIS SYSTEM 1(R), a complete system for just-in-time sterile processing at or near the site of patient care. SYSTEM 1 enables healthcare professionals to safely, easily, and economically sterilize immersible surgical and diagnostic devices between patient procedures in less than thirty minutes. The use of SYSTEM 1 also eliminates time consuming transportation to and from central processing sites. Customers are able to use delicate, expensive, heat-sensitive devices and instrument sets many times per day without compromising sterilization standards.

     STERIS SYSTEM 1 consists of a tabletop microprocessor-controlled unit, a patented, proprietary, single-use sterilant, and multiple adapter trays and containers. Installation requirements are tap water, electricity, and a drain. STERIS 20(TM), the sterilant component of SYSTEM 1, combines a powerful chemical biocidal agent with a proprietary anti-corrosion formulation to provide low temperature destruction of microorganisms. The STERIS process significantly reduces processing time and safety concerns associated with conventional low temperature sterilization and disinfection systems. SYSTEM 1 has particular appeal in the increasingly decentralized delivery of therapeutic patient services where capitated costs and standardized outcomes are emphasized. Since commercially introducing SYSTEM 1 in November 1988, the Company has produced over 15,000 SYSTEM 1 units for thousands of healthcare facilities, including hospitals, medical centers, ambulatory facilities, and physician offices in major markets throughout the world.

     A fourth quarter highlight was the sale of over 1,000 STERIS SYSTEM 1 Sterile Processing Systems, the first time that quarterly sales exceeded the 1,000 unit volume level. Sales of STERIS 20 Sterilant Concentrate, the proprietary consumable component of STERIS SYSTEM 1, continued to grow faster than overall sales. We estimate that our Customers have now safely processed more than 130 million surgical and diagnostic devices in STERIS SYSTEM 1.

     The products and services of STERIS are sold under a variety of brand and product names. As acquired businesses have been integrated and consolidated, the STERIS name is increasingly visible on the product and service offerings.

     The fundamental technology of the original STERIS brand is the rapid, safe destruction of microorganisms on surfaces. STERIS's strategy is to employ this technology in commercial applications with a focus on sterile processing, biohazardous waste processing, and other surface safety applications in the healthcare industry. The technology also has applications in a wide variety of other settings where cleanliness and destruction of microorganisms is important.

     Recognized for years as the industry standard in large and medium scale, high quality hardware systems, the Amsco(R) brand represents a leading choice in infection prevention. Amsco brand products include thermal and low temperature gaseous sterilization systems, cleaning and decontamination systems, accessories, and related consumables that are used to prevent the spread of infectious diseases and reduce microbial contamination.

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

     A new line of sterilizers was internationally introduced to the market in fiscal 1998. STERIS System 2S(TM) is a self-generating steam sterilizer that is particularly well suited for the alternate healthcare and research laboratory markets. The needs for the costly installation of steam lines and the purchase of a separate steam generator are eliminated.

     In addition to thermal sterilization systems, the Company manufactures low temperature ethylene oxide (EO) gas sterilizers which provide Customers the capability to sterilize heat sensitive medical devices in a safe, controlled processing environment. Each sterilization system includes an advanced microprocessor-based control system which monitors cycle parameters and provides the Customer a permanent record of each sterilization cycle. The Company's leading ethylene oxide gas sterilization system, the Amsco 3017(TM) 100% EO Sterilizer/ Aerator, utilizes a proprietary, single-use sterilant cartridge and includes a built-in exhaust system.

     STERIS develops, manufactures, and distributes infection prevention consumables that are used to prevent the spread of infectious diseases and to monitor sterilization and decontamination processes. FDA approval was received this year for Prima-Kare(TM), a 0.75% CHG antimicrobial hand wash. STERIS consumable products offer quality choices for infection prevention and contamination control in the following categories: Instrument Cleaning and Decontamination Systems; High Risk and Routine Skin Care Products; Hard Surface Disinfectants; and Surgical Scrubs. STERIS quality assurance products used to monitor sterilization processes include over 300 sterility assurance and sterility maintenance products for the worldwide healthcare market, including:
Protective and Decontamination Packaging; Biological Monitoring Systems; Barrier Wraps; Integrator/Indicator Monitoring Systems; and Record Keeping Systems.

     Surgical Support. The Company's Surgical Support product line includes general and specialty surgical tables, surgical and examination lights, operating room (OR) storage cabinets, fluid waste management systems, warming cabinets, scrub sinks, and other complementary products and accessories for hospital and non-hospital ORs. The Company's versatile surgical table product line includes powered and manual general surgical tables and an orthopedic specialty table. A wide variety of general and specialty surgical procedures are accommodated through the use of attachable accessories which increase the versatility of the tables. The Company produces and sells its own line of accessories, as well as accessories manufactured by outside sources.

     The Company's illumination systems are designed for a wide variety of locations where diagnostic and therapeutic procedures are performed, including the emergency room, general surgery suite, OB/GYN suite, and ambulatory surgery suite. These lighting products combine optical performance with positioning flexibility that accommodate the surface and cavity illumination needs of virtually all types of surgical procedures. The Company's surgical lighting products range from major surgical lights to minor examination lights. New to the STERIS product line in fiscal 1998 is the Orbiter(R) line of ceiling management products for the operating room and critical care markets.

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

     Scientific and Industrial. Scientific and Industrial contamination prevention and control products and services are used in the pharmaceutical, biotechnology, medical device, research, and industrial markets worldwide. These products and services assist Customers in assuring sterility and other microbial reduction processes according to worldwide regulatory and validation requirements. The Company provides complete contamination prevention systems including steam sterilization, electron-beam, gamma radiation, vaporized hydrogen peroxide, and EO systems; high purity water systems and lyophilizers (freeze drying systems); high level disinfection and surface decontamination systems; and monitoring products.

     High temperature sterilizers used by Scientific and Industrial Customers range from standard table top and mid-sized units to large room-sized custom installed units. The Company's line of low temperature infection control equipment ranges from high level disinfectants to vaporized hydrogen peroxide (VHP(R)) sterilizers. All of the Company's GMP (Good Manufacturing Practices) products are designed in accordance with the latest U.S. Pharmacopeia XXIII and European Pharmacopoeia 3rd Edition requirements. Demand for such equipment is fueled by the level of scientific research and production, particularly in the pharmaceutical and medical device industries.

     Management Services. STERIS's Management Services group provides contract sterilization and microbial reduction services to manufacturers of pre-packaged products, including healthcare and consumer products. STERIS has a network of eleven gamma facilities and five ethlyene oxide facilities (four of which are combined gamma/ethylene oxide) in the United States and Canada. A new electron-beam facility in Illinois began operations in fiscal 1999.

     During the second quarter of fiscal 1998, STERIS completed the sale of the assets of its Management Services Division to General Electric Medical Systems, a business of General Electric Company. Prior to the sale, the Company provided after-sale field service for a wide variety of clinical and scientific equipment. STERIS is retaining its traditional service business related to servicing the Company's products, including its service agreements with selected original equipment manufacturers (OEMs).

MANUFACTURING

     The Company manufactures, assembles, and packages products in Mentor, Ohio; Erie, Pennsylvania; Montgomery, Alabama; Research Triangle Park, North Carolina; St. Louis, Missouri; Cologne, Germany; Helsinki, Finland; and Quebec City, Canada. Each of the production facilities focuses on particular processes and products. Generally, infection prevention and scientific products are produced in Mentor, Ohio; Erie, Pennsylvania; Quebec City, Canada; Cologne, Germany; and Helsinki, Finland. Surgical support products are produced in Montgomery, Alabama; specialty chemical products are produced in St. Louis, Missouri; and quality assurance products are produced in Research Triangle Park, North Carolina and Mentor, Ohio. All of the Company's equipment production facilities throughout the world are ISO 9001 certified.

     Raw materials, sub-assemblies, and other components essential to the Company's business are readily available within the lead times specified to vendors. The supply of such raw materials has posed no significant problem in the operation of the Company's business. All major raw materials are available from multiple sources, both domestic and foreign.

FOREIGN OPERATIONS

     The Company's foreign operations are subject to the usual risks that may affect such operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions, and foreign government-sponsored boycotts of the Company's products or services for noncommercial reasons. Most of the identifiable assets associated with the Company's foreign operations are located in countries where the Company believes such risks to be minimal. For certain financial information regarding the Company's international operations, see Note L-Business Segment Information to the accompanying consolidated financial statements on page 29 of this Form 10-K.

MARKETS AND METHODS OF DISTRIBUTION

     STERIS has, as of March 31, 1998, over 950 direct field sales and service representatives in North America. The representatives reside in metropolitan market areas throughout the U.S. and Canada. Sales and service activities are supported by a staff of regionally based clinical specialists, systems planners, corporate account managers, and an in-house customer service and field support department.

     Customer training is one of the most important aspects of the STERIS business. In addition to training at Customer locations, STERIS provides a variety of courses for Customers at the Company's training and education center. The programs enable Customer representatives to understand the science, technology, and operation of STERIS products. Many of the Operator Training Programs are approved by professional certifying organizations to offer contact hours for continuing education to eligible course participants. The first program was implemented in July 1991, and, as of March 31, 1998, approximately 14,000 Customer representatives, primarily nurses, department managers, and biomedical engineers, have received training at STERIS training and education centers.

     The Company has adopted a strategy focused on employing direct sales, service, and support personnel in developed international markets while contracting with distributors in other selected markets. STERIS currently has subsidiaries or support personnel in Belgium, Canada, China, Costa Rica, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Mexico, Singapore, Spain, and the United Kingdom. STERIS has distribution agreements with medical supply distributors in Australia, and various countries in Asia, Europe, and the Middle East.

     The Company believes that one of its strengths is its broad Customer base with no single Customer accounting for more than two percent of sales during the fiscal year ended March 31, 1998. Customers that are part of a buying group generally make individual purchasing decisions and are invoiced directly by the Company.

COMPETITION

     A number of methodologies and commercial products are available for general sterilization purposes. Getinge/Castle, Advanced Sterilization Products (Johnson & Johnson), and 3M Corporation are well-known U.S. companies offering products for general sterilization and disinfection. Skytron (division of KMW Group, Inc.), Getinge/Castle, and Midmark are competitors in providing general surgical tables. Berchtold Corporation, ALM Surgical Equipment, Inc., Heraeus Surgical, Inc., and Skytron are competitors in the major surgery OR light market. Competitors in sterility assurance products include Kimberly-Clark Corporation, 3M Healthcare, and Allegiance. Competitors in environmental and instrument decontamination products include Getinge/Castle, EcoLabs/Huntington, and Allegiance Healthcare Corporation. The Company's high risk and routine skin care products compete against the products of EcoLabs/Huntington, Provon (Gojo), and SaniFresh (Kimberly-Clark). Allegiance, Becton Dickinson, EcoLabs/Huntington, and Purdue Frederick are competitors in providing surgical scrubs. Competitors in the OEM service business are local and in-hospital service groups. In contract sterilization, the Company primarily competes with Griffith Biosciences, SteriGenics International, Inc., and companies that sterilize products in-house. The primary competitor for the Company's Scientific and Industrial sterilization systems is Getinge/Castle.

     In the surgical support market the United States Food and Drug Administration ("FDA") has reclassified certain products from a Device II (which require a 510K application) to a Device I classification which lessens the requirements for new products. The lower regulatory barriers could accelerate new product introductions for the Company as well as improve the ability of foreign competitors to introduce products into the U.S. market and as a result increase competition.

     Competition in the product markets served by the Company is based upon product design and quality, product innovation, and product serviceability that results in the greatest overall value to the Customer. In addition, there is significant price competition among various instrument preparation processes and services.

     Several smaller, early-stage companies are believed to be working with a variety of other technologies and sterilizing agents, including microwave, ozone, plasma, chlorine dioxide, peracids, and formaldehyde. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination.

     STERIS anticipates that it may face increased competition in the future as new sterile processing, contamination control, and surgical support products and services enter the market. There can be no assurance that new products or services developed by the Company's competitors will not be more commercially successful than those currently developed by STERIS or that may be developed by STERIS. In addition, some of STERIS's existing or potential competitors have greater financial, technical, and human resources than the Company. Accordingly, the Company's competitors may succeed in developing and commercializing products more rapidly than the Company.

GOVERNMENT REGULATION

     Many of the Company's products and manufacturing processes are subject to regulation by the United States Food and Drug Administration ("FDA"), the United States Environmental Protection Agency ("EPA"), the United States Nuclear Regulatory Commission, and other governmental authorities. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures. The Company's products are also subject to review or certification by various non-governmental certification authorities, including Underwriter's Laboratories, Canadian Standards Association, ASME, and TUV/VDE (Europe). Domestic and foreign government regulatory and certification authorities may delay or prevent product introductions, require additional studies or tests prior to product introduction, require product modifications or recalls, or mandate cessation of production and marketing of existing products. The cost of compliance with applicable regulations represents a considerable expense, and significant changes in such regulations or their interpretation could have a material adverse impact.

     In the United States, the FDA regulates the introduction, manufacturing, labeling, and record keeping procedures for medical devices and drugs, including the majority of products manufactured by the Company, through marketing clearance, pre-market approvals, new drug approvals, or compliance with established monographs. The process of obtaining marketing clearance from the FDA for new products, new applications for existing products, and changes to existing products can be time-consuming and expensive. In addition, whether separate marketing clearance is required under applicable regulations for any particular product is often a matter of judgment. There is no assurance that marketing clearances will be granted, that the FDA will agree or continue to agree with all judgments made from time to time by the Company with respect to whether or not marketing clearance is required for any particular new or existing product, or that the FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or applications for existing products. Similar approvals by comparable agencies are required in most countries. Foreign regulatory requirements may vary widely from country to country. The time required to obtain market clearance from a foreign country may be longer or shorter than that required by the FDA or other agencies, and clearance or approval or other product requirements may differ.

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

     Failure to comply with any applicable regulatory requirements could result in sanctions being imposed on the Company, including warning letters, injunctions, civil money penalties, failure of the FDA or comparable foreign agencies to grant pre-market clearance or pre-market approval of medical devices, product recalls, operating restrictions, and, in extreme cases, criminal sanctions.

     In addition, the Company is and may be subject to regulation under state, federal, and foreign law regarding occupational safety, environmental protection, and hazardous and toxic substance control, and to other present and possible future local, state, federal, and foreign regulation. The gamma radiation and ethylene oxide sterilization activities of the Company produce virtually no harmful solid, liquid, or gaseous effluents or pollutants.

     The Company believes that it is currently in conformity in all material respects with all applicable regulatory requirements. The Company has received all licenses and permits it believes necessary to conduct its current sterilization business and believes that it will be able to obtain any permits necessary for the future conduct of its sterilization business. The Company is committed to maintaining compliance with all applicable FDA, EPA, and other governmental laws, regulations and nongovernmental certification authorities.

EMPLOYEES

     As of March 31, 1998, the Company employed approximately 4,500 Associates (employees). Management considers its relations with its Associates to be good.

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

     Research activities are important to the Company's business. The costs of the Company's research activities relating to the discovery and development of new products and the improvement of existing products amounted to $23.9 million, $22.0 million, and $17.9 million in fiscal years 1998, 1997, and 1996, respectively. These costs are charged directly to income in the year in which incurred.

     As of March 31, 1998, the Company held 198 U.S. patents and 321 foreign patents with expiration dates ranging from 1998 to the year 2016. In addition, the Company, as of March 31, 1998, had 96 U.S. patents and 211 foreign patents pending.

     The Company also considers its various trademarks to be valuable in the marketing of its products. The Company has a total of 739 trademark registrations in the United States and in various foreign countries in which the Company does business.

ITEM 2.  PROPERTIES

     At March 31, 1998, the Company operated 20 manufacturing, distribution, and engineering facilities comprising approximately 2.0 million square feet. Substantially all such facilities are owned. Sixteen of these sites are located in the United States, with the others located in Canada, Finland, and Germany. Management believes that its facilities are adequate for operations and are maintained in good condition. At March 31, 1998, the Company leased or owned sales, service and support offices in 14 countries. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Note K-Contingencies to the accompanying consolidated financial statements on page 29 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Bill R. Sanford...........................  54     Chairman of the Board of Directors,
                                                   President, and Chief Executive Officer
J. Lloyd Breedlove........................  50     Senior Vice President
Michael A. Keresman, III..................  40     Senior Vice President and Chief Financial
                                                   Officer
David C. Dvorak...........................  34     Vice President, General Counsel, and
                                                   Secretary
Paul A. Zamecnik..........................  38     Vice President

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

     PAUL A. ZAMECNIK serves as Corporate Vice President and Group President of the Product Systems Group. He joined the Company in July 1992 as Director of Marketing and was appointed Vice President with responsibility for Regulatory Affairs and Quality Systems in November 1993. He became Group President in January 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION AND DIVIDENDS

     The Company's Common Shares are traded on the NASDAQ Stock Market under the symbol "STRL." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Shares as quoted by NASDAQ. These prices do not include retail markups, markdowns, or commissions.

                                                                   QUARTERS ENDED
                                                 --------------------------------------------------
                                                 MARCH 31    DECEMBER 31    SEPTEMBER 30    JUNE 30
                                                 --------    -----------    ------------    -------
FISCAL 1998
  High.........................................   $61.00     $     50.25    $      44.13    $39.00
  Low..........................................    45.31           32.25           34.38     23.50

FISCAL 1997
  High.........................................   $43.38     $     44.00    $      36.00    $35.88
  Low..........................................    22.63           33.00           25.00     29.56

     The Company has not paid any dividends on its Common Shares since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company has entered into a credit agreement which includes operational conditions and financial ratio covenants that, in certain circumstances, could limit the Company's ability to pay dividends. The Company currently intends to retain all of its earnings for the operation and expansion of its businesses. At April 30, 1998, there were approximately 1,781 holders of record of the Company's Common Shares.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        YEARS ENDED MARCH 31
                                      --------------------------------------------------------
                                      1998(1)     1997(1)     1996(2)     1995(2)     1994(2)
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONAL DATA:
Net revenue.........................  $719,656    $587,852    $534,612    $545,752    $535,718
Gross profit........................   324,558     231,845     202,701     204,824     208,595
Non-recurring expenses..............                90,831                  26,996       4,950
Income (loss) from operations.......   112,614      (6,487)     69,731      38,645      59,438
Income (loss) from continuing
  operations........................    65,496     (30,606)     40,790      15,736      32,715
Loss from discontinued operation....                                       (51,658)    (14,353)
Loss on the extinguishment of
  debt..............................                                        (1,655)
Cumulative effect of change in
  accounting for income taxes.......                                                     1,220
                                      --------    --------    --------    --------    --------
Net income (loss)...................  $ 65,496    $(30,606)   $ 40,790    $(37,577)   $ 19,582
                                      ========    ========    ========    ========    ========
Income (loss) per Common Share
  -basic
     From continuing operations.....  $   1.93    $  (0.91)   $   1.25    $   0.51    $   1.07
     From discontinued operation....                                         (1.67)      (0.47)
     From extinguishment of debt....                                         (0.05)
     From change in method of
       accounting for income
       taxes........................                                                      0.04
                                      --------    --------    --------    --------    --------
     Net income (loss)..............  $   1.93    $  (0.91)   $   1.25    $  (1.21)   $   0.64
                                      ========    ========    ========    ========    ========

                                                        YEARS ENDED MARCH 31
                                      --------------------------------------------------------
                                      1998(1)     1997(1)     1996(2)     1995(2)     1994(2)
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Shares used in computing net income
  (loss) per share--basic...........    33,949      33,678      32,511      31,024      30,592
Income (loss) per Common Share
  -diluted
     From continuing operations.....  $   1.87    $  (0.91)   $   1.17    $   0.47    $   0.99
     From discontinued operation....                                         (1.54)      (0.44)
     From extinguishment of debt....                                         (0.05)
     From change in method of
       accounting for income
       taxes........................                                                      0.04
                                      --------    --------    --------    --------    --------
     Net income (loss)..............  $   1.87    $  (0.91)   $   1.17    $  (1.12)   $   0.59
                                      ========    ========    ========    ========    ========
Shares used in computing net income
  (loss) per share-- diluted........    35,112      33,678      34,857      33,536      32,977
BALANCE SHEET DATA:
Working Capital.....................  $174,678    $143,734    $231,996    $177,470    $202,928
Total assets........................   732,325     539,455     592,697     535,454     567,312
Long-term debt......................   152,879      35,879     102,631     103,585     152,910
Total liabilities...................   373,373     244,739     288,638     297,645     305,226
Total shareholders' equity..........   358,952     294,716     304,059     237,809     262,086

---------------

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Fiscal Year 1998 Compared to Fiscal Year 1997."

(2) Includes the combined results of STERIS and Amsco on a pooling-of-interests basis.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     Net revenues increased by 22.4% to $719.7 million in fiscal 1998 from $587.9 million in fiscal 1997. Infection Prevention revenues increased by 21.5% to $389.6 million in fiscal 1998 from $320.7 million in fiscal 1997. Surgical Support revenues increased by 23.1% to $158.2 million in fiscal 1998 from $128.5 million in fiscal 1997. Scientific and Industrial revenues increased by 21.4% to $123.1 million in fiscal 1998 from $101.4 million in fiscal 1997. Management Services revenues increased by 30.9% to $48.7 million in fiscal 1998 from $37.2 million in fiscal 1997. The increases were due principally to higher sales of capital equipment and consumable products as well as higher Management Services revenues through the acquisition of Isomedix. (See Note-A--Accounting Policies--Business Combinations to the accompanying consolidated financial statements on page 20 of this Form 10-K.) In addition to higher sales of previously existing products, a portion of the increase in sales of consumable products was a result of the full year effect of the December 1996 acquisition of the assets of the infection prevention and contamination prevention businesses of Calgon Vestal Laboratories, and the fiscal second quarter 1997 acquisition of Surgicot, Inc., a manufacturer and supplier of biological and chemical sterile process monitors, sterilization wraps and pouches, and other quality assurance products. Revenues related to the Infection Prevention, Surgical Support, and Scientific and Industrial classifications each include revenues from capital equipment, consumable products, and services.

     The cost of products and services sold increased by 11.0% to $395.1 million in fiscal 1998 from $356.0 million in fiscal 1997. The cost of products and services sold as a percentage of net revenues was 54.9% in fiscal 1998 compared to 60.6% in fiscal 1997. The decrease in the cost of products and services sold as a percentage of net revenues in fiscal 1998 resulted principally from improved overhead absorption from plant consolidation and volume increases, vertical integration, favorable changes in the mix of products sold, and the benefits from the restructuring of the acquired and merged businesses.

     Selling, informational, and administrative expenses increased in fiscal 1998 by 49.8% to $188.0 million from $125.5 million in fiscal 1997. The increase was primarily attributable to investments in Customer Support, direct sales efforts in key global markets, business development and management information systems as well as the inclusion of selling, informational, and administrative expenses of acquired companies.

     Research and development expenses increased by 8.8% to $23.9 million in fiscal 1998 from $22.0 million in fiscal 1997. Research and development expenses as a percentage of net revenues were 3.3% in fiscal 1998 compared to 3.7% in fiscal 1997.

     Non-recurring charges of $81.3 million net of tax ($90.8 million pre-tax), or $2.44 per share, were recorded in the 1997 fiscal first quarter for costs connected to the Amsco Merger. The charges include transaction costs of $15.0 million and restructuring charges of $66.3 million net of tax.

     Interest expense increased by 113.7% to $6.2 million in fiscal 1998 from $2.9 million in fiscal 1997. The increase was due to the additional borrowing under the Credit Facility for the purchase of Isomedix common shares.

     Interest income and other decreased by 78.4% to $1.0 million in fiscal 1998 from $4.5 million in fiscal 1997. The decrease in interest income was due primarily to lower cash, cash equivalents, and marketable security balances, with the lower balances resulting from the July 1996 redemption of approximately $100 million of Amsco 4.5%/6.5% Convertible Subordinated Notes.

     Excluding the effect of non-recurring items, income increased by 29.2% to $65.5 million ($1.87 per diluted share) in fiscal 1998 from $50.7 million ($1.43 per share) in fiscal 1997.

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

     As a result of the foregoing factors, net income for fiscal 1998 was $65.5 million compared to a net loss for fiscal 1997 of $30.6 million.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Fiscal year 1996 was restated to include the combined results of STERIS and Amsco on a pooling-of-interests basis.

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

     Selling, informational, and administrative expenses increased in fiscal 1997 by 9.1% to $125.5 million from $115.0 million in fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had $17.2 million in cash, and cash equivalents, compared to $23.6 million of cash, cash equivalents, and marketable securities at March 31, 1997. The decrease was primarily a result of the cash paid for the acquisitions of Isomedix and Joslyn and the purchases of property, plant, and equipment offset by cash received through borrowings under the Credit Facility and the sale of assets.

     At March 31, 1998, the Company had accounts receivable of $204.0 million, compared to $164.2 million at March 31, 1997. The increase was primarily attributable to increased revenues in the fourth quarter fiscal 1998 compared to the fourth quarter fiscal 1997.

     At March 31, 1998, the Company had inventory of $91.0 million, compared to $78.8 million at March 31, 1997. The increase was necessary to support the increase in product sales.

     Property, plant, and equipment increased by 63.5% to $289.7 million as of March 31, 1998, compared to $177.2 million at March 31, 1997. The increase was due primarily to the increases resulting from acquired businesses that were accounted for using the purchase method of accounting, the investment in information systems, plant and equipment, and facility renovations, partially offset by the sale of certain assets.

     Intangibles increased by 29.0% to $240.5 million as of March 31, 1998, compared to $186.4 million at March 31, 1997. The change resulted primarily because of an increase related to goodwill and intangibles of acquired companies.

     Net deferred tax assets decreased by 26.2% to $29.3 million as of March 31, 1998, compared to $39.8 million at March 31, 1997. The decrease was due primarily to the effect of the acquisitions of companies during the year.

     Current liabilities increased by 8.5% to $169.7 million as of March 31, 1998, compared to $156.3 million at March 31, 1997.

     Other liabilities were $50.8 million as of March 31, 1998, compared to $52.6 million of the same at March 31, 1997.

     During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125 million to $215 million. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent, which amounted to 6.0 percent and 5.8 percent at March 31, 1998 and 1997, respectively.

The Credit Facility contains customary covenants which include maintenance of certain financial ratios. As of March 31, 1998, $131 million was available for dividend distributions under these provisions. Outstanding borrowings under the Credit Facility were $145 million and $35 million at March 31, 1998 and 1997, respectively.

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

CONTINGENCIES

     For a discussion of contingencies, see Note K to the consolidated financial statements.

IMPACT OF THE YEAR 2000

     Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. Without corrective actions, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has a program to address concerns regarding the impact of the year 2000. Operating expenses include costs incurred in preparing systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to the conversion and testing of the systems and applications. These costs, which are expensed as incurred, have been immaterial to date. These costs and the occurrence of the year 2000 are not expected to have a material impact on the Company's earnings in the future.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
STERIS Corporation

     We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Cleveland, Ohio
April 20, 1998

                      STERIS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                    MARCH 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 17,172    $ 20,576
  Marketable securities.....................................                 2,977
  Accounts receivable (net of allowances of $6,780 and
     $3,810, respectively)..................................   203,992     164,163
  Inventories...............................................    90,998      78,762
  Current portion of deferred income taxes..................    23,609      24,888
  Prepaid expenses and other assets.........................     8,561       8,676
                                                              --------    --------
TOTAL CURRENT ASSETS........................................   344,332     300,042
Property, plant, and equipment..............................   289,658     177,184
Accumulated depreciation....................................   (84,366)    (74,332)
                                                              --------    --------
  Net property, plant, and equipment........................   205,292     102,852
Intangibles.................................................   240,488     186,417
Accumulated amortization....................................   (66,516)    (67,032)
                                                              --------    --------
  Net intangibles...........................................   173,972     119,385
Deferred income taxes.......................................     5,710      14,862
Other assets................................................     3,019       2,314
                                                              --------    --------
TOTAL ASSETS................................................  $732,325    $539,455
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term indebtedness.................  $  2,200    $     12
  Accounts payable..........................................    37,213      39,323
  Accrued expenses and other................................   130,241     116,973
                                                              --------    --------
TOTAL CURRENT LIABILITIES...................................   169,654     156,308
Long-term indebtedness......................................   152,879      35,879
Other liabilities...........................................    50,840      52,552
                                                              --------    --------
TOTAL LIABILITIES...........................................   373,373     244,739
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares
  authorized; no shares outstanding
Common Shares, without par value, 100,000 shares authorized;
  issued and outstanding shares of 34,010 at March 31, 1998
  and 33,984 at March 31, 1997, excluding 229 and 255
  treasury shares, respectively.............................   230,477     231,278
Retained earnings...........................................   135,009      69,513
Cumulative translation adjustment...........................    (6,534)     (6,075)
                                                              --------    --------
TOTAL SHAREHOLDERS' EQUITY..................................   358,952     294,716
                                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $732,325    $539,455
                                                              ========    ========

See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED MARCH 31
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net revenues...............................................  $719,656    $587,852    $534,612
Cost of products sold......................................   395,098     356,007     331,911
                                                             --------    --------    --------
GROSS PROFIT...............................................   324,558     231,845     202,701
Cost and expenses:
  Selling, informational, and administrative...............   188,030     125,515     115,029
  Research and development.................................    23,914      21,986      17,941
  Non-recurring items......................................                90,831
                                                             --------    --------    --------
                                                              211,944     238,332     132,970
                                                             --------    --------    --------
INCOME (LOSS) FROM OPERATIONS..............................   112,614      (6,487)     69,731
Interest expense...........................................    (6,239)     (2,919)     (6,202)
Interest income and other..................................       980       4,544       6,420
                                                             --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES..........................   107,355      (4,862)     69,949
Income taxes...............................................    41,859      25,744      29,159
                                                             --------    --------    --------
NET INCOME (LOSS)..........................................  $ 65,496    $(30,606)   $ 40,790
                                                             ========    ========    ========
NET INCOME (LOSS) PER SHARE -- BASIC.......................  $   1.93    $  (0.91)   $   1.25
                                                             ========    ========    ========
NET INCOME (LOSS) PER SHARE -- DILUTED.....................  $   1.87    $  (0.91)   $   1.17
                                                             ========    ========    ========

See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31
                                                           -----------------------------------
                                                             1998         1997         1996
                                                           ---------    ---------    ---------
OPERATING ACTIVITIES
Net income (loss)........................................  $  65,496    $ (30,606)   $  40,790
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization..........................     24,202       18,681       19,694
  Deferred income taxes..................................      7,446      (12,173)       7,471
  Non-recurring items....................................                  55,944
  Other items............................................     (5,577)        (664)       1,550
  Changes in operating assets and liabilities:
     Accounts receivable.................................    (31,945)     (33,559)       4,090
     Inventories.........................................    (11,311)       5,086        5,802
     Other assets........................................        368        2,645       (2,550)
     Accounts payable and accruals.......................    (30,127)      (4,121)      (9,648)
     Other liabilities...................................     (6,559)      15,053        2,610
                                                           ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES................     11,993       16,286       69,809
INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents.....    (39,181)     (20,468)     (15,143)
Sales of assets..........................................     43,084
Investment in businesses, net of cash acquired...........   (126,505)     (82,586)      (6,191)
Proceeds from notes receivable...........................                   8,438
Purchases of marketable securities.......................                  (6,970)     (12,678)
Proceeds from sales of marketable securities.............      2,977       13,231       16,749
                                                           ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES....................   (119,625)     (88,355)     (17,263)

FINANCING ACTIVITIES
Payments on long term obligations........................     (4,512)    (106,802)      (1,080)
Borrowing under line of credit...........................    110,000       40,000
Purchase of treasury shares..............................    (10,051)     (11,418)
Proceeds from exercise of stock options..................      6,584       27,807       10,732
Tax benefits from exercise of stock options..............      2,666        5,138       12,477
                                                           ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES......    104,687      (45,275)      22,129

Effect of exchange rate changes on cash and cash
  equivalents............................................       (459)      (2,869)       2,039
                                                           ---------    ---------    ---------
(Decrease) increase in cash and cash equivalents.........     (3,404)    (120,213)      76,714
Cash and cash equivalents at beginning of period.........     20,576      140,789       64,075
                                                           ---------    ---------    ---------
Cash and cash equivalents at end of period...............  $  17,172    $  20,576    $ 140,789
                                                           =========    =========    =========

See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                        COMMON SHARES                   CUMULATIVE        TOTAL
                                      ------------------    RETAINED    TRANSLATION    SHAREHOLDERS
                                      NUMBER     AMOUNT     EARNINGS     AND OTHER        EQUITY
                                      ------    --------    --------    -----------    ------------
BALANCE AT MARCH 31, 1995...........  31,654    $182,179    $ 59,329      $(3,699)       $237,809
Net income..........................                          40,790                       40,790
Foreign currency translation
  adjustment (including taxes of
  $265).............................                                          493             493
                                                                                         --------
Comprehensive income................                                                       41,283
Stock options exercised.............   1,332      10,732                                   10,732
Tax benefit of stock options
  exercised.........................              12,477                                   12,477
Restricted Stock Award and options
  issued at a discounted price......               4,363                   (4,363)              0
Amortization of Restricted Stock
  Award and options issued at a
  discounted price..................                                        1,758           1,758
                                      ------    --------    --------      -------        --------
BALANCE AT MARCH 31, 1996...........  32,986     209,751     100,119       (5,811)        304,059
Net loss............................                         (30,606)                     (30,606)
Foreign currency translation
  adjustment (including taxes of
  $1,545)...........................                                       (2,869)         (2,869)
                                                                                         --------
Comprehensive loss..................                                                      (33,475)
Stock options exercised.............   1,448      27,807                                   27,807
Tax benefit of stock options
  exercised.........................               5,138                                    5,138
Treasury shares purchased...........    (450)    (11,418)                                 (11,418)
Amortization of Restricted Stock
  Award and options issued at a
  discounted price..................                                        2,605           2,605
                                      ------    --------    --------      -------        --------
BALANCE AT MARCH 31, 1997...........  33,984     231,278      69,513       (6,075)        294,716
Net income..........................                          65,496                       65,496
Foreign currency translation
  adjustment (including taxes of
  $247).............................                                         (459)           (459)
                                                                                         --------
Comprehensive income................                                                       65,037
Stock options exercised.............     326       6,584                                    6,584
Tax benefit of stock options
  exercised.........................               2,666                                    2,666
Treasury shares purchased...........    (300)    (10,051)                                 (10,051)
                                      ------    --------    --------      -------        --------
BALANCE AT MARCH 31, 1998...........  34,010    $230,477    $135,009      $(6,534)       $358,952
                                      ======    ========    ========      =======        ========

See notes to consolidated financial statements

                      STERIS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

YEARS ENDED MARCH 31, 1998 AND 1997

A.  ACCOUNTING POLICIES

     STERIS Corporation (the "Company" or "STERIS") develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and surgical support systems, products, services, and technologies for healthcare, scientific, research, food, and industrial Customers throughout the world.

BUSINESS COMBINATIONS

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

     In accordance with the merger agreement, each outstanding share of Amsco common stock was converted on a tax-free basis into 0.46 of a Common Share of STERIS, resulting in the issuance of approximately 15,200,000 STERIS Common Shares. Summarized operating results of the separate entities for the period prior to the Amsco Merger follow:

                                                      STERIS      AMSCO      COMBINED
                                                      -------    --------    --------
YEAR ENDED MARCH 31, 1996:
  Net revenues......................................  $91,192    $443,420    $534,612
  Income from operations............................   20,279      49,452      69,731
  Net income........................................   12,794      27,996      40,790

     On September 17, 1997, pursuant to an offer to purchase the publicly traded common stock of Isomedix Inc., the Company acquired all of the shares of common stock of Isomedix Inc. in exchange for cash of $134,102. Isomedix is a leading provider of contract sterilization and microbial reduction services, with gamma irradiation, ethylene oxide, and electron-beam processing facilities across North America. The acquisition has been accounted for as a purchase transaction. The following is a preliminary allocation of the purchase price:

Current assets..............................................    $ 21,633
Property, plant, and equipment..............................      94,546
Excess purchase price over net assets acquired..............      56,978
Other assets................................................       3,284
Current liabilities.........................................     (31,519)
Long-term debt..............................................      (7,900)
Deferred income taxes.......................................      (2,920)
                                                                --------
Total cost of acquisition...................................    $134,102
                                                                ========

     The following unaudited pro forma results of operations assume the acquisition occurred on April 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                      STERIS CORPORATION AND SUBSIDIARIES

                                                              YEAR ENDED MARCH 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Net revenues................................................  $740,926    $633,085
                                                              ========    ========
Income (loss) from continuing operations....................  $ 65,393    $(30,873)
Income (loss) from discontinued operations..................       200      (2,394)
                                                              --------    --------
Net income (loss)...........................................  $ 65,593    $(33,267)
                                                              ========    ========
Income (loss) from continuing operations per
  share -- diluted..........................................  $   1.86    $  (0.92)
                                                              ========    ========
Net income (loss) per share -- diluted......................  $   1.87    $  (0.99)
                                                              ========    ========

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

     Supplemental disclosure of cash flow information follows:

                                                            YEARS ENDED MARCH 31
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Cash paid during the year for:
  Interest............................................  $ 5,885    $ 6,130    $ 4,922
  Income taxes........................................  $27,193    $17,286    $12,445

REVENUES

     The Company's net revenues include revenues earned on product sales and related after-sales, third-party service contracts and long-term construction contracts. The Company recognizes product revenues upon shipment to a location designated by the Customer. After-sales and third-party service contract revenues are recognized upon completion of the work. Advance billings for products or service work are recorded as deferred revenue until earned. Revenue on long-term construction contracts is recognized on the percentage-of-completion basis, using the cost-to-cost method. Accrued revenue for contracts accounted for on the percentage-of-completion basis accounted for less than one percent of fiscal 1998 net revenues.

     The Company performs periodic credit evaluations of its Customers' financial condition and generally does not require collateral on sales. The Company principally sells to health care institutions with no single Customer accounting for more than two percent of sales during the year ended March 31, 1998.

                      STERIS CORPORATION AND SUBSIDIARIES

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

FOREIGN CURRENCY TRANSLATION

     The accounts of the Company's foreign subsidiaries are recorded in the currency of the country in which they operate. All balance sheet accounts except stockholders' equity are translated at current exchange rates, and revenue and expense items are translated at rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency financial statements, which amounted to $6,534 and $6,075 as of March 31, 1998 and 1997, respectively, represent other comprehensive income and are reflected in the cumulative translation adjustment component of stockholders' equity.

B.  INVENTORIES

     Inventories are stated at cost, which did not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing LIFO represent 54% of the inventory at March 31, 1998 and 1997. Inventory costs include material, labor and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $9,087 and $10,934 higher than those reported at March 31, 1998 and 1997, respectively. Inventories were as follows:

                                                                   MARCH 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Raw material................................................  $33,007    $30,027
Work in process.............................................   17,666     15,240
Finished goods..............................................   40,325     33,495
                                                              -------    -------
                                                              $90,998    $78,762
                                                              =======    =======

C.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation of the net carrying cost less anticipated salvage value over the estimated remaining useful lives of property, plant, and equipment, principally by using the straight-line method. Depreciation of radioisotope is determined by use of the annual decay factor inherent in the material, which is similar to the sum-of-the-years-digits method. Depreciation expense was approximately $18,929, $11,147 and $11,728 for the years ended

                      STERIS CORPORATION AND SUBSIDIARIES

March 31, 1998, 1997 and 1996, respectively. Expenditures that increase the value or productive capacity of assets are capitalized. Property, plant, and equipment consist of the following:

                                                                    MARCH 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
ASSET (ASSET LIVES)
Land and land improvements (12 years).......................  $ 12,512    $  3,110
Buildings and leasehold improvements (7-50 yrs).............    91,426      62,558
Machinery and equipment (3-15 years)........................   149,473     111,516
Radioisotope (20 years).....................................    36,247           0
                                                              --------    --------
TOTAL.......................................................   289,658     177,184
Less: accumulated depreciation..............................    84,366      74,332
                                                              --------    --------
PROPERTY, PLANT, AND EQUIPMENT, NET.........................  $205,292    $102,852
                                                              ========    ========

     Rental expense under all leases was approximately $11,727, $10,784 and $10,708 for the years ended March 31, 1998, 1997 and 1996, respectively. Operating leases relate principally to warehouse and office space, service facilities, vehicles, equipment and communication systems. Future minimum annual rentals payable under noncancelable leases in fiscal 1999, 2000, 2001, 2002, 2003, and thereafter are $9,527, $8,130, $6,812, $4,211, $1,314, and $1,001,
respectively.

D.  INTANGIBLE ASSETS

     Costs incurred to obtain product technology rights, including patents, have been capitalized and are being amortized over their estimated useful lives of five to seventeen years using the straight-line method. The Company currently provides for the amortization of intangible assets, including goodwill, over lives ranging from 5-40 years. Intangible assets consist of the following:

                                                                    MARCH 31
                                                              --------------------
                                                                1998        1997
ASSETS (AMORTIZATION PERIOD)                                  --------    --------
Goodwill, net of accumulated amortization of $19,542 and
  $20,700, respectively (35-40 years).......................  $163,752    $105,578
Patents, trademarks and other intangible assets, net of
  accumulated amortization of $46,974 and $46,332,
  respectively (5-17 years).................................    10,220      13,807
                                                              --------    --------
TOTAL.......................................................  $173,972    $119,385
                                                              ========    ========

     In September 1997, STERIS purchased the common shares of Isomedix Inc., a leading provider of contract sterilization and microbial reduction services, with gamma irradiation, ethylene oxide, and electron-beam processing facilities across North America. The acquisition was accounted for using the purchase method of accounting and resulted in an increase in goodwill of $56,978.

     In July 1997, STERIS acquired the assets of Joslyn Sterilizer Corporation, a privately held designer and manufacturer of high quality, high performance sterile processing systems based upon widely accepted steam and gas sterilization methodologies. The acquisition was accounted for using the purchase method of accounting and resulted in an increase in goodwill of $6,760.

     In late December 1996, STERIS completed the acquisition of the assets of the infection prevention and contamination prevention businesses of Calgon Vestal Laboratories from Bristol-Myers Squibb Company. The acquisition expands STERIS's consumable product lines for surface cleaning and decontamination. The

                      STERIS CORPORATION AND SUBSIDIARIES
acquisition was accounted for using the purchase method of accounting and resulted in an increase in goodwill of $52,979.

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

E.  FINANCIAL INSTRUMENTS

     Long-term indebtedness was as follows:

                                                                     MARCH 31
                                                                -------------------
                                                                  1998       1997
                                                                --------    -------
Credit Facility.............................................    $145,000    $35,000
Other debt..................................................      10,079        891
                                                                --------    -------
Total.......................................................     155,079     35,891
Less current portion........................................       2,200         12
                                                                --------    -------
Long-term portion...........................................    $152,879    $35,879
                                                                ========    =======

     During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125,000 to $215,000. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent, which amounted to 6.0 percent and 5.8 percent at March 31, 1998 and 1997, respectively. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. As of March 31, 1998, $131,000 was available for dividend distributions under these provisions. Outstanding borrowings under the Credit Facility were $145,000 and $35,000 at March 31, 1998 and 1997, respectively.

     Additional obligations consist mainly of industrial development revenue bonds which bear interest at a variable rate based on the bank/marketing agent's demand note index. These bond agreements contain various covenants relating to minimum capitalization, net worth, and working capital. At March 31, 1998, outstanding obligations under the industrial development revenue bonds were $7,800, with a weighted average interest rate of 4.6 percent. Amounts payable for long-term debt in fiscal 1999, 2000, 2001, 2002, 2003, and thereafter are $2,200, $900, $700, $145,700, $1,279, and $4,300, respectively.

     During the first fiscal quarter 1999, STERIS entered into a six month $85,000 line of credit with substantially the same terms and conditions as the Credit Facility. The line of credit expires September 30, 1998 and there were no outstanding borrowings at March 31, 1998.

     As of March 31, 1998 and 1997, the Company was contingently liable in the amount of $15,980 and $27,200, respectively, under standby letters of credit and guarantees. Approximately $11,500 of the totals at March 31, 1998 and 1997 relate to letters of credit required as security under the Company's self-insured risk retention policies. The remaining balance in each year relates to performance bonds on long-term contracts.

                      STERIS CORPORATION AND SUBSIDIARIES

     The fair value of the Company's financial instruments, including long-term indebtedness and cash, and cash equivalents that amounted to $17,172 and $23,553 as of March 31, 1998 and 1997, respectively, approximated their carrying values.

     On January 30, 1997, the Company announced that its Board of Directors had authorized the periodic repurchase of up to three million STERIS Common Shares in the open market. As of March 1998, the Company had repurchased 750,000 STERIS Common Shares.

F.  ACCRUED EXPENSES AND OTHER

     Accrued expenses and other consisted of the following:

                                                                    MARCH 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Accrued warranty and product upgrade costs..................  $ 13,646    $ 12,390
Accrued self insured retention..............................     9,045      11,200
Accrued associate compensation..............................    18,082      15,185
Accrued taxes...............................................    33,147      20,006
Other accruals..............................................    56,321      58,192
                                                              --------    --------
TOTAL.......................................................  $130,241    $116,973
                                                              ========    ========

G.  INCOME TAXES

     The Company records the effect of income taxes using the liability method. Income (loss) from continuing operations before income taxes was as follows:

                                                                   MARCH 31
                                                        ------------------------------
                                                          1998       1997       1996
                                                        --------    -------    -------
U. S. operations......................................  $110,755    $ 2,995    $70,628
Non-U. S. operations..................................    (3,400)    (7,857)      (679)
                                                        --------    -------    -------
                                                        $107,355    $(4,862)   $69,949
                                                        ========    =======    =======

     The components of the provision for income taxes consisted of the following:

                                                                  MARCH 31
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Current provision:
  U.S. federal........................................  $24,545    $29,247    $13,470
  U.S. state and local................................    4,465      2,471      3,198
  Non-U.S.............................................    2,742      1,061      1,069
                                                        -------    -------    -------
Total current provision...............................   31,752     32,779     17,737
Deferred expense (benefit)............................    7,441    (12,173)    (1,055)
Taxes allocated to contributed capital for stock
  options exercised...................................    2,666      5,138     12,477
                                                        -------    -------    -------
Total provision for income taxes......................  $41,859    $25,744    $29,159
                                                        =======    =======    =======

                      STERIS CORPORATION AND SUBSIDIARIES

     The total provision for income taxes can be reconciled to the tax computed at the U.S. federal statutory rate as follows:

                                                                  MARCH 31
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Tax computed at the U.S. federal statutory tax rate...  $37,574    $(1,702)   $24,482
Merger and related costs for which no tax benefit was
  provided............................................        0     22,260          0
State and local taxes, net of federal income tax
  benefit.............................................    2,902      1,606      2,079
Amortization of excess cost over net assets
  acquired............................................      530        831        870
Valuation allowance, net..............................        0      1,646        513
Difference in non-U.S. tax rates......................      532        500        554
All other, net........................................      321        603        661
                                                        -------    -------    -------
Total provision for income taxes......................  $41,859    $25,744    $29,159
                                                        =======    =======    =======

     The significant components of the deferred tax assets and liabilities recorded in the accompanying balance sheets at March 31, 1998 and 1997, were as follows:

                                                                    MARCH 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
DEFERRED TAX ASSETS
  Post-retirement benefit accrual...........................  $ 17,029    $ 17,397
  Net operating loss carryforwards..........................     1,339       7,990
  Accrued expenses and other................................    33,789      29,238
                                                              --------    --------
Gross deferred tax assets...................................    52,157      54,625
Valuation allowance.........................................    (1,339)     (7,990)
                                                              --------    --------
Total deferred tax assets...................................  $ 50,818    $ 46,635
                                                              ========    ========
DEFERRED TAX LIABILITIES
  Plant & equipment.........................................  $(13,031)   $   (450)
  Intangibles...............................................    (2,802)     (3,519)
  Inventory.................................................      (538)       (246)
  Other.....................................................    (5,128)     (2,670)
                                                              --------    --------
Total deferred tax (liabilities)............................  $(21,499)   $ (6,885)
                                                              ========    ========

     For tax return purposes, certain subsidiaries, both U.S. and non-U.S., had operating loss carryforwards of $3,827. Carryforwards of $311 have no expiration dates and the balance expires at various dates from 2001 through 2006. The valuation allowance applies to net operating loss carryforwards that may expire before the Company can utilize them. The net change in deferred tax assets related to carryforwards and the valuation allowance for the year ended March 31, 1998 was a decrease of $6,651, primarily due to the effect of foreign restructuring and application of the "check the box" regulations.

     At March 31, 1998, undistributed earnings of non-U.S. subsidiaries included in consolidated retained earnings amounted to $29,000. These earnings are indefinitely reinvested in non-U.S. operations. Accordingly, no provision has been made for withholding taxes related to such earnings, nor is it practicable to determine the amount of this liability.

                      STERIS CORPORATION AND SUBSIDIARIES

H.  PENSION PLANS

     The Company administers a defined contribution 401(k) Plan (the "Plan") for eligible Associates. During fiscal 1997, the Company amended the Plan to allow for matching contributions as determined by the Board of Directors. Matching contributions were $2,936 and $1,117 for fiscal 1998 and 1997, respectively. In addition, the Company had administered the Amsco Employees' Retirement Account (the "AERA"). The AERA was merged into the Plan during fiscal 1998. Contribution expense for AERA amounted to $1,862 and $3,165 in fiscal 1997 and 1996, respectively.

     The Company also has a defined benefit pension plan which covers substantially all domestic bargaining unit Associates and provides pension benefits of stated amounts for each year of service of the Associate. The Company also has defined benefit plans which cover substantially all bargaining and non-bargaining Associates of the Company's subsidiaries in Finland and Germany, as well as certain other foreign distribution entities. The Company's funding methodologies differ from those used to recognize pension expense in the accompanying financial statements. Net periodic pension cost includes the following components:

                                                                       MARCH 31
                                           -----------------------------------------------------------------
                                                  1998                   1997                   1996
                                           -------------------    -------------------    -------------------
                                           DOMESTIC    FOREIGN    DOMESTIC    FOREIGN    DOMESTIC    FOREIGN
                                           --------    -------    --------    -------    --------    -------
Service cost: benefits earned during the
  period.................................  $   908      $ 81      $   517      $168       $  464      $139
Interest cost on projected benefit
  obligation.............................    2,574       127        2,133        94        2,089        95
Actual return on assets..................   (9,692)        0       (2,863)      (12)      (7,066)      (14)
Net amortization and deferral............    7,080         0          577         0        5,323         0
                                           -------      ----      -------      ----       ------      ----
Net periodic pension cost................  $   870      $208      $   364      $250       $  810      $220
                                           =======      ====      =======      ====       ======      ====

     The following table sets forth the pension plan's funded status and amounts recognized in the accompanying consolidated balance sheets:

                                                                     MARCH 31
                                                    ------------------------------------------
                                                           1998                   1997
                                                    -------------------    -------------------
                                                    DOMESTIC    FOREIGN    DOMESTIC    FOREIGN
                                                    --------    -------    --------    -------
Actuarial present value of benefit obligations:
Vested............................................  $(38,127)   $(1,716)   $(28,278)   $(2,257)
Nonvested.........................................      (238)       (53)       (936)         0
                                                    --------    -------    --------    -------
Accumulated benefit obligation....................   (38,365)    (1,769)    (29,214)    (2,257)
Projected benefit obligation......................   (39,148)    (2,130)    (29,214)    (2,257)
Plan assets at fair value.........................    43,622          0      32,579          0
                                                    --------    -------    --------    -------
Plan assets greater (less) than projected benefit
  obligation......................................     4,474     (2,130)      3,365     (2,257)
Unamortized initial net asset.....................    (1,291)         0      (1,328)         0
Unrecognized net gain.............................    (5,884)       (33)     (4,734)         0
Unrecognized prior service cost...................     2,687          0       2,439          0
                                                    --------    -------    --------    -------
(Accrued) pension cost............................  $    (14)   $(2,163)   $   (258)   $(2,257)
                                                    ========    =======    ========    =======

     A weighted average discount rate of 7.0%, 7.75% and 7.25% was used in determining the actuarial present value of the projected benefit obligation at March 31, 1998, 1997 and 1996, respectively. The expected long-term rates of return on assets at the respective measurement dates were 8% at March 31, 1998 and 1997, and 7.5% at March 31, 1996. The initial net asset is being amortized and recognized as a component of net periodic pension

                      STERIS CORPORATION AND SUBSIDIARIES
cost on a straight-line basis over 15 years. Plan assets consist primarily of common stocks, corporate bonds, U.S. government obligations, temporary investments and private placement investments.

I.  POSTRETIREMENT BENEFITS

     The Company has defined benefit retirement health care plans for the majority of domestic bargaining unit Associates. Such Associates are generally eligible for benefits upon retirement after completion of a specified number of years of creditable service. The Company does not pre-fund these benefits and has the right to modify these plans in the future. The components of expense were as follows:

                                                                    MARCH 31
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
Service costs of benefits earned during the period.......  $  399    $   99    $  749
Interest cost on accumulated postretirement benefit
  obligation.............................................   3,529     3,321     3,607
                                                           ------    ------    ------
Net postretirement benefit cost..........................  $3,928    $3,420    $4,356
                                                           ======    ======    ======

     The accumulated postretirement benefit obligation, which is reflected in the accompanying consolidated balance sheets, is comprised of the following components:

                                                                   MARCH 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Accumulated postretirement benefit obligation
Retirees....................................................  $32,590    $28,043
Fully eligible active plan participants.....................    6,577     10,396
Other active plan participants..............................    8,537     14,458
                                                              -------    -------
Total.......................................................   47,704     52,897
Unrecognized prior service costs............................      949      2,290
Unrecognized net loss.......................................              (5,481)
                                                              -------    -------
Accrued postretirement benefit liability....................  $48,653    $49,706
                                                              =======    =======

     Future benefit costs were estimated assuming medical costs would increase at approximately a 6.5% annual rate (7.25% in fiscal 1997 and 7.13% in fiscal
1996), decreasing to approximately a 5% annual growth rate ratably through fiscal 2001 and then remaining at that rate. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at March 31, 1998, by $5,724 and increased the 1998 postretirement benefit expense by $980. Unrecognized gains and losses are amortized over a fifteen year period. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation was 7.0% for fiscal 1998 and 7.75% for fiscal 1997.

     During fiscal 1997, the Company announced changes in certain benefit plans to better conform benefits available to various Associate groups. One such change resulted in a curtailment of retiree health care benefits for certain non-bargaining unit active plan participants. The net postretirement benefit cost for fiscal 1998 and 1997 reflects the effects of this change. The curtailment effect in fiscal 1998 was approximately a $2,000 gain, net of income taxes.

J.  NON-RECURRING TRANSACTIONS

     Non-recurring charges of $90,831 ($81,300 net of tax, or $2.44 per share) were recorded in the 1997 fiscal first quarter for costs related to the Amsco Merger. The charges include transaction costs of approximately

                      STERIS CORPORATION AND SUBSIDIARIES

$15,000 and other non-recurring charges of approximately $75,800 ($66,300 net of tax). The transaction costs are for legal, accounting, investment banking, and related expenses. The other non-recurring charges are for (i) elimination of redundant facilities and other assets ($27,000), (ii) satisfaction of Amsco executive employment agreements and other Associate severance ($19,300), (iii) write-off of goodwill related to Amsco's Finn-Aqua business which was impaired as a result of the planned merger activities ($27,250), and (iv) other merger-related items. Property write downs of $20,000 were recorded as part of the estimated cost of eliminating redundant facilities based on fair value estimates. During fiscal 1997, STERIS closed a manufacturing and research facility in Apex, North Carolina, Amsco's headquarters in Pittsburgh, Pennsylvania, as well as Customer Service facilities in Dallas, Texas and Atlanta, Georgia. Operations of the closed facilities were consolidated into existing STERIS facilities. Cash payments related principally to transaction costs, executive employment agreements and Associate severance. Associate severance costs incurred related to closed facilities. The planned Associate severance was substantially complete as of March 31, 1997. Such severance included approximately 150 individuals and cost approximately $6,000.

     During the second quarter of fiscal 1998, STERIS completed the sale of the assets of its Management Services Division to General Electric Medical Systems, a business of General Electric Company. The transaction did not result in a material income statement effect. The transaction included tangible and intangible assets relating to the business, and costs included impairment of redundant assets and transaction related costs.

K.  CONTINGENCIES

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

L.  BUSINESS SEGMENT INFORMATION

     The Company operates in a single business segment. The following is information about the Company's operations by geographic area:

                                                                 MARCH 31
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Net revenues (including intergeographic net
  revenues of $8,260, $11,594, and $13,755 for the
  years 1998, 1997 and 1996,
  respectively) -- United States...................  $590,904    $499,273    $490,667
Net revenues (including intergeographic net
  revenues of $41,889, $31,940, and $37,944 for the
  years 1998, 1997 and 1996,
  respectively) -- Foreign.........................   178,901     132,113      95,644
  Adjustments and eliminations.....................   (50,149)    (43,534)    (51,699)
                                                     --------    --------    --------
Consolidated net revenues..........................  $719,656    $587,852    $534,612
                                                     ========    ========    ========
Long-lived assets
  United States....................................  $364,334    $184,578    $188,396
  Foreign..........................................    17,949      39,973      11,155
                                                     --------    --------    --------
Consolidated long-lived assets.....................  $382,283    $224,551    $199,551
                                                     ========    ========    ========

     Transfers between geographic areas are accounted for at prices which approximate arms-length market prices. To reconcile geographic information with consolidated amounts, intergeographic net revenues were eliminated. Long-lived assets are those assets that are identified with the operations in each geographic area.

                      STERIS CORPORATION AND SUBSIDIARIES

Revenues to a single Customer did not aggregate two percent or more of total revenues. Export revenues were less than 10% of consolidated net revenues in the years presented and are included in United States net revenues. Revenues by principal market are as follows:

                                                           YEARS ENDED MARCH 31
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Infection Prevention...............................  $389,649    $320,664    $290,019
Surgical Support...................................   158,160     128,502     112,400
Scientific and Industrial..........................   123,106     101,442     101,124
Management Services................................    48,741      37,244      31,069
                                                     --------    --------    --------
Total..............................................  $719,656    $587,852    $534,612
                                                     ========    ========    ========

M.  COMMON SHARES

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

                                                              YEARS ENDED MARCH 31
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
Weighted average Common Shares outstanding -- basic......  33,949    33,678    32,511
Dilutive effect of stock options.........................   1,163         0     2,346
                                                           ------    ------    ------
Weighted average Common Shares and
  equivalents -- diluted.................................  35,112    33,678    34,857
                                                           ======    ======    ======

     The Company has granted nonqualified stock options to certain Associates to purchase the Company's Common Shares at the market price on the date of grant. Stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company provides that no compensation expense is recognized when the exercise price equals the market price of the stock on the date of grant.

     Effective July 11, 1995, Amsco entered into an employment agreement with its President and Chief Executive Officer (CEO) that included the granting of 690,000 nonqualified stock options at a discounted exercise price of $26.35. The fair value of the options was $16.50 per share. 460,000 of the stock options were performance-based and vested if Amsco's common stock achieved certain market value criteria. During the second quarter of fiscal 1996, 230,000 of these performance-based options vested because the average fair market value of Amsco's common stock exceeded target prices. The remaining performance-based options vested in fiscal 1997. The employment agreement referred to above also included an award of 37,939 shares of restricted stock of Amsco. Based on the terms of the award, this stock became completely vested during fiscal 1997. Upon granting the stock options and awarding the restricted stock to the Amsco CEO, Amsco recorded $4,363 of deferred compensation expense, which was amortized over defined vesting schedules. The unamortized portion of the awards was $2,605 as of March 31, 1996, and was recorded as a component of the special equity account entitled "cumulative translation and other" on the accompanying consolidated statements of shareholders' equity. During the second quarter of fiscal 1996, Amsco recorded an approximate $1,000 charge to selling, informational and administrative expense because of the accelerated vesting of the 230,000 options discussed above. As a result of the Amsco Merger, vesting accelerated for the remaining stock options and restricted stock agreements. The

                      STERIS CORPORATION AND SUBSIDIARIES
related charges were recorded in fiscal 1997 as part of the non-recurring charge in the accompanying consolidated statement of operations.

     Following is a summary of option share information. The average grant price and fair value shown for fiscal 1996 excludes the options granted at a discounted exercise price.

                               BEGINNING OF
                                   YEAR         GRANTED       EXERCISED     CANCELED     END OF YEAR
                               ------------    ----------    -----------    ---------    -----------
Fiscal 1998
  Option Shares..............    2,961,386        598,202       (326,121)    (119,169)    3,114,298
  Average Price..............   $    16.61     $    38.12    $     20.19    $   50.93    $    19.03
  Fair Value.................                  $    18.28
Fiscal 1997
  Option Shares..............    3,851,468        725,288     (1,448,695)    (166,675)    2,961,386
  Average Price..............   $    16.10     $    27.38    $     19.32    $   28.03    $    16.61
  Fair Value.................                  $    13.23
Fiscal 1996
  Option Shares..............    4,351,644      1,021,644     (1,332,348)    (189,472)    3,851,468
  Average Price..............   $    11.98     $    19.72    $      8.02    $   21.96    $    16.10
  Fair Value.................                  $     9.78

     In relation to the exercise of approximately 190,000 options during the 1997 fiscal year, an executive officer of the Company borrowed from the Company approximately $1,700. The outstanding balance at March 31, 1998 was $1,800 and the related full recourse note bears interest at 6.4% and is payable on or before February 28, 2002.

     Shares available for future grants were 514,705 at March 31, 1998. At March 31, 1998, the range and weighted average per share exercise prices of options outstanding and exercisable, and the weighted average remaining contractual life (years), was as follows:

                                                 OUTSTANDING                      EXERCISABLE
                                     -----------------------------------     ----------------------
                                                   WEIGHTED                                WEIGHTED
                                                   AVERAGE      CONTRACT                   AVERAGE
                                      OPTION       EXERCISE       LIFE        OPTION       EXERCISE
     RANGE OF EXERCISE PRICES         SHARES        PRICE       (YEARS)       SHARES        PRICE
     ------------------------        ---------     --------     --------     ---------     --------
$0.96 -- $5.99.....................    746,550      $ 1.92        3.1          746,550      $ 1.92
$6.00 -- $17.99....................    705,151        9.60        5.5          624,651        9.45
$18.00 -- $27.99...................    887,088       24.43        7.8          325,338       23.40
$28.00 -- $56.79...................    775,509       37.89        8.7          183,961       39.39
                                     ---------      ------        ---        ---------      ------
                                     3,114,298      $19.03        6.4        1,880,500      $11.80
                                     =========      ======        ===        =========      ======

     At March 31, 1997, options with an average exercise price of $13.26 were exercisable on 1,892,861 shares; at March 31, 1996, options with an average exercise price of $13.94 were exercisable on 2,405,675 shares.

     Had the compensation cost for the stock options granted in fiscal 1998, 1997 and 1996 been determined based on the fair value at the grant date consistent with the fair value method, the Company's net earnings and earnings per share would have been reduced by $3,197 ($.09 per share) in fiscal 1998, net loss and loss per share would have been increased by $3,060 ($.09 per share) in fiscal 1997, and net earnings and earnings per share would have been reduced by $2,960 ($.09 per share) in fiscal 1996. The effect on fiscal 1998, 1997 and 1996 net earnings (loss) may not be representative of the effect on future years' net earnings amounts as the compensation

                      STERIS CORPORATION AND SUBSIDIARIES
cost of each year's grant is recognized over the four-year vesting period. Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for fiscal 1998, 1997 and 1996: risk-free interest rate of 6.5%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

     Under a Shareholder Rights Agreement, one Common Share purchase Right is attached to each outstanding Common Share. Each Right is exercisable only if a person or group acquires 15% or more of the outstanding Common Shares. If the Rights become exercisable, each Right will entitle the holder (other than the acquiring person or group) to acquire one Common Share for an exercise price of $1.00 per share. The Rights will expire on November 7, 2006, unless redeemed earlier at one cent per Right.

N.  QUARTERLY DATA (UNAUDITED)

                                                             QUARTERS ENDED
                                         ------------------------------------------------------
                                         MARCH 31     DECEMBER 31     SEPTEMBER 30     JUNE 30
                                         --------     -----------     ------------     --------
FISCAL 1998
Net revenues...........................  $204,500      $186,639         $173,383       $155,134
Gross profit...........................    95,489        84,048           78,187         66,834
Percentage of revenues.................        47%           45%              45%            43%
NET INCOME.............................  $ 20,270      $ 18,170         $ 15,309       $ 11,747
                                         ========      ========         ========       ========
Earnings per share -- basic............  $   0.60      $   0.54         $   0.45       $   0.35
                                         ========      ========         ========       ========
Earnings per share -- diluted..........  $   0.58      $   0.52         $   0.44       $   0.34
                                         ========      ========         ========       ========

FISCAL 1997
Net revenues...........................  $170,489      $151,005         $138,490       $127,868
Gross profit...........................    71,460        59,774           53,325         47,286
Percentage of revenues.................        42%           40%              39%            37%
NET INCOME (LOSS)......................  $ 15,916      $ 13,535         $ 11,538       $(71,595)
                                         ========      ========         ========       ========
Earnings (loss) per share -- basic.....  $   0.47      $   0.40         $   0.35       $  (2.16)
                                         ========      ========         ========       ========
Earnings (loss) per share -- diluted...  $   0.45      $   0.38         $   0.33       $  (2.16)
                                         ========      ========         ========       ========

     As discussed in Note J, certain non-recurring expenses were recognized in the 1997 first fiscal quarter.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                 COL. A                    COL. B         COL. C        COL. D         COL. E          COL. F
                 ------                    ------         ------        ------         ------          ------
                                                              ADDITIONS
                                                       ------------------------
                                                        CHARGES TO     CHARGES                       BALANCE AT
                                          BEGINNING     COSTS AND      TO OTHER                        END OF
              DESCRIPTION                 OF PERIOD    EXPENSES(1)      ACCTS.     DEDUCTIONS(2)       PERIOD
----------------------------------------  ---------    ------------    --------    --------------    ----------
Year ended March 31, 1998
  Deducted from asset accounts:
    Allowance for doubtful accounts.....   $3,810         $3,561          $0            $591           $6,780
                                           ======         ======          ==            ====           ======
Year ended March 31, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts.....   $1,947         $2,557          $0            $694           $3,810
                                           ======         ======          ==            ====           ======
Year ended March 31, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts.....   $1,754         $  592          $0            $399           $1,947
                                           ======         ======          ==            ====           ======

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates herein by reference the information appearing under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 19, 1998.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The Company incorporates herein by reference the information appearing under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 19, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates herein by reference the information appearing under the caption "Ownership of Voting Securities" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 19, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates herein by reference the information appearing under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 19, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                 LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

     (a)(1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

          Consolidated Balance Sheets -- March 31, 1998 and 1997.

          Consolidated Statements of Operations -- Years ended March 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows -- Years ended March 31, 1998, 1997 and 1996.

          Consolidated Statements of Shareholders' Equity -- Years ended March 31, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements -- March 31, 1998 and 1997.

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

(a)(3) Exhibits

--------

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
 3.1       1992 Amended Articles of Incorporation of STERIS
           Corporation, amended as of May 13, 1996 (filed as Exhibit
           4.2 to the Registration Statement on Form S-3 filed June 21,
           1996, and incorporated herein by reference).
 3.2       1992 Amended Regulations of STERIS Corporation.
 4.1       Specimen Form of Common Stock Certificate (filed as Exhibit
           4.1 to Amendment No. 1 to the Registration Statement on Form
           S-1 filed April 30, 1992, and incorporated herein by
           reference).
10.1       Amended Non-Qualified Stock Option Plan (filed as Exhibit
           10.4 to Amendment No. 1 to the Registration Statement on
           Form S-1 filed April 23, 1992, and incorporated herein by
           reference).
10.2       STERIS Corporation 1994 Equity Compensation Plan (filed as
           Exhibit 99 to the Registration Statement on Form S-8 filed
           April 21, 1995, and incorporated herein by reference).
10.3       STERIS Corporation 1994 Nonemployee Directors Equity
           Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference). (A management contract or compensatory plan or arrangement required to be filed as an exhibit
           hereto.)
10.4       Amsco International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement of
           Amsco International, Inc. on Form S-8, Registration No.
           33-79566, filed on June 2, 1994).
10.5       Form of grant of Incentive Stock Option under Amsco
           International, Inc. Stock Option Plan (filed as Exhibit 10.6 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).
10.6       Form of grant of Non-Qualified Stock Option under the Amsco
           International, Inc. Stock Option Plan (filed as Exhibit 10.7 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
10.7       Credit Agreement, dated May 13, 1996, among STERIS
           Corporation, various financial institutions, and KeyBank
           National Association, as Agent (filed as Exhibit 10.14 to
           Form 10-K filed for the fiscal year ended March 31, 1996,
           and incorporated herein by reference).
10.8       Second Amendment Agreement, dated June 10, 1997, to Credit
           Agreement, dated May 13, 1996, among STERIS Corporation,
           various financial institutions and KeyBank National
           Association, as Agent (filed as Exhibit 10.1 to Form 10-Q
           filed for the quarter ended June 30, 1997, and incorporated herein by reference).
10.9       Third Amendment Agreement dated June 10, 1997, to Credit
           Agreement, dated May 13, 1996, among STERIS Corporation,
           various financial institutions and KeyBank National
           Association, as Agent (filed as Exhibit 10.2 to Form 10-Q
           filed for the quarter ended June 30, 1997, and incorporated herein by reference).
10.10      Master Promissory Note.
10.11      Management Incentive Compensation Plan FY 1998.
10.12      Promissory Note.
10.13      The Agreement and Plan of Merger, dated August 12, 1997, by and among Isomedix Inc., STERIS Corporation, and STERIS
           Acquisition Corporation (filed as Exhibit (c) (1) to the
           Tender Offer Statement on Schedule 14D-1 filed by STERIS
           Corporation and STERIS Acquisition Corporation on August 18,
           1997, and incorporated herein by reference).
10.14      STERIS Corporation 1997 Stock Option Plan
21.1       Subsidiaries of STERIS Corporation
23.1       Consent of Independent Auditors
24         Powers of Attorney
27         Financial Data Schedules

     STERIS or its subsidiaries are parties to several indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K
----------------------

     No Current Reports on Form 8-K were filed by STERIS during the fourth quarter of fiscal 1998.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                                          STERIS Corporation
                                          (Registrant)

                                          /s/ Michael A. Keresman, III

                                          --------------------------------------
                                          Michael A. Keresman, III
                                          Chief Financial Officer and
                                          Senior Vice President
                                          (Principal Financial Officer)
                                          May 29, 1998

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

BILL R. SANFORD, Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer); MICHAEL A. KERESMAN, III, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer); RAYMOND A. LANCASTER, Director; THOMAS J. MAGULSKI, Director; J.B. RICHEY, Director; JERRY E. ROBERTSON, Director; FRANK
E. SAMUEL, JR., Director; and LOYAL W. WILSON, Director.

                                          STERIS Corporation
                                          (Registrant)

                                          /s/ Michael A. Keresman, III

                                          --------------------------------------
                                          Michael A. Keresman, III
                                          Attorney-in-Fact
                                          May 29, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
 3.1       1992 Amended Articles of Incorporation of STERIS
           Corporation, amended as of May 13, 1996 (filed as Exhibit
           4.2 to the Registration Statement on Form S-3 filed June 21,
           1996, and incorporated herein by reference).
 3.2       1992 Amended Regulations of STERIS Corporation.
 4.1       Specimen Form of Common Stock Certificate (filed as Exhibit
           4.1 to Amendment No. 1 to the Registration Statement on Form
           S-1 filed April 30, 1992, and incorporated herein by
           reference).
10.1       Amended Non--Qualified Stock Option Plan (filed as Exhibit
           10.4 to Amendment No. 1 to the Registration Statement on
           Form S-1 filed April 23, 1992, and incorporated herein by
           reference).
10.2       STERIS Corporation 1994 Equity Compensation Plan (filed as
           Exhibit 99 to the Registration Statement on Form S-8 filed
           April 21, 1995, and incorporated herein by reference).
10.3       STERIS Corporation 1994 Nonemployee Directors Equity
           Compensation Plan (filed as Exhibit 10.3 to Form 10--K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference). (A management contract or compensatory plan or arrangement required to be filed as an exhibit
           hereto.)
10.4       Amsco International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement of
           Amsco International, Inc. on Form S-8, Registration No.
           33-79566, filed on June 2, 1994).
10.5       Form of grant of Incentive Stock Option under Amsco
           International, Inc. Stock Option Plan (filed as Exhibit 10.6 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).
10.6       Form of grant of Non--Qualified Stock Option under the Amsco
           International, Inc. Stock Option Plan (filed as Exhibit 10.7 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).
10.7       Credit Agreement, dated May 13, 1996, among STERIS
           Corporation, various financial institutions, and KeyBank
           National Association, as Agent (filed as Exhibit 10.14 to
           Form 10-K filed for the fiscal year ended March 31, 1996,
           and incorporated herein by reference).
10.8       Second Amendment Agreement, dated June 10, 1997, to Credit
           Agreement, dated May 13, 1996, among STERIS Corporation,
           various financial institutions and KeyBank National
           Association, as Agent (filed as Exhibit 10.1 to Form 10-Q
           filed for the quarter ended June 30, 1997, and incorporated herein by reference).
10.9       Third Amendment Agreement dated June 10, 1997, to Credit
           Agreement, dated May 13, 1996, among STERIS Corporation,
           various financial institutions and KeyBank National
           Association, as Agent (filed as Exhibit 10.2 to Form 10-Q
           filed for the quarter ended June 30, 1997, and incorporated herein by reference).
10.10      Master Promissory Note.
10.11      Management Incentive Compensation Plan FY 1998.
10.12      Promissory Note.
10.13      The Agreement and Plan of Merger, dated August 12, 1997, by and among Isomedix Inc., STERIS Corporation, and STERIS
           Acquisition Corporation (filed as Exhibit (c) (1) to the
           Tender Offer Statement on Schedule 14D-1 filed by STERIS
           Corporation and STERIS Acquisition Corporation on August 18,
           1997, and incorporated herein by reference).
10.14      STERIS Corporation 1997 Stock Option Plan
21.1       Subsidiaries of STERIS Corporation
23.1       Consent of Independent Auditors
24         Powers of Attorney
27         Financial Data Schedules

     STERIS or its subsidiaries are parties to several indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the Securities and Exchange Commission upon request.