Form 10-Q
period 1998-06-30
STERIS CORP
filed 1998-08-13
CIK 815065

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1998


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].


The number of Common Shares outstanding as of June 30, 1998: 34,137,724

================================================================================

PART I         FINANCIAL INFORMATION



                                          STERIS CORPORATION
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                      (IN THOUSANDS) (UNAUDITED)

======================================================================================================
                                                                        JUNE 30,          MARCH 31,
                                                                          1998              1998
                                                                     --------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $       21,825    $        17,172
   Accounts receivable                                                      187,511            203,992
   Inventories                                                              106,206             87,405
   Current portion of deferred income taxes                                  23,542             23,609
   Prepaid expenses and other assets                                         11,651             12,154
                                                                     --------------    ---------------
TOTAL CURRENT ASSETS                                                        350,735            344,332

Property, plant, and equipment                                              300,451            289,658
Accumulated depreciation                                                   (90,201)           (84,366)
                                                                     --------------    ---------------
   Net property, plant, and equipment                                       210,250            205,292
Intangibles                                                                 241,338            240,488
Accumulated amortization                                                   (67,786)           (66,516)
                                                                     --------------    ---------------
   Net intangibles                                                          173,552            173,972
Deferred income taxes                                                         5,722              5,710
Other assets                                                                  3,774              3,019
                                                                     --------------    ---------------
TOTAL ASSETS                                                         $      744,033    $       732,325
                                                                     ==============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term indebtedness                         $        2,200    $         2,200
   Accounts payable                                                          32,613             37,213
   Accrued expenses and other                                               128,924            130,241
                                                                     --------------    ---------------
TOTAL CURRENT LIABILITIES                                                   163,737            169,654

Long-term indebtedness                                                      152,854            152,879
Other liabilities                                                            50,888             50,840
                                                                     --------------    ---------------
TOTAL LIABILITIES                                                           367,479            373,373

Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized;
  no shares outstanding

Common Shares, without par value, 100,000 shares authorized; issued and outstanding shares of  34,138 at June 30, 1998 and 34,010 at
  March 31,  1998, excluding 102 and 229 treasury shares, respectively      234,396            230,477

Retained earnings                                                           149,354            135,009
Cumulative translation adjustment                                           (7,196)            (6,534)
                                                                     --------------    ---------------
TOTAL SHAREHOLDERS' EQUITY                                                  376,554            358,952
                                                                     --------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $      744,033    $       732,325
                                                                     ==============    ===============

See notes to consolidated condensed financial statements.

                                          STERIS CORPORATION
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

======================================================================================================

                                                                          THREE MONTHS ENDED
                                                                                JUNE 30
                                                                    -------------------------------
                                                                        1998              1997
                                                                    -------------    --------------

Net revenues                                                        $     173,775    $      155,134
Cost of goods and services sold                                            92,461            88,300
                                                                    -------------    --------------
Gross profit                                                               81,314            66,834

Costs and expenses:
   Selling, informational, and administrative                              49,531            41,143
   Research and development                                                 6,029             5,956
                                                                    -------------    --------------
                                                                           55,560            47,099
                                                                    -------------    --------------

Income from operations                                                     25,754            19,735
Interest expense                                                          (2,394)             (522)
Interest income and other                                                     155                60
                                                                    -------------    --------------
Income before income taxes                                                 23,515            19,273
Income tax expense                                                          9,170             7,526
                                                                    -------------    --------------
Net income                                                          $      14,345    $       11,747
                                                                    =============    ==============
Net income per share--pre-split-- Note H:
Net income per share - basic                                        $        0.42    $         0.35
                                                                    =============    ==============
Net income per share - diluted                                      $        0.41    $         0.34
                                                                    =============    ==============

See notes to consolidated condensed financial statements.

                                             STERIS CORPORATION
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS) (UNAUDITED)

==================================================================================================================

                                                                                        THREE MONTHS ENDED
                                                                                              JUNE 30
                                                                                 ---------------------------------
                                                                                      1998              1997
                                                                                 --------------    ---------------
OPERATING ACTIVITIES
Net income                                                                       $       14,345    $        11,747
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                                           7,145              4,593
  Deferred income taxes                                                                      55                  0
  Other items                                                                                48             (1,233)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                  16,481              7,982
    Inventories                                                                         (18,801)            (4,114)
    Other assets                                                                           (252)             1,948
    Accounts payable and accruals                                                       (11,533)           (12,323)
    Accrued income taxes                                                                  5,664                795
                                                                                 --------------    ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                13,152              9,395

INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents                                    (11,731)            (6,999)
Proceeds from sales of marketable securities                                                  0              1,957
                                                                                 --------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (11,731)            (5,042)

FINANCING ACTIVITIES
Payments on long-term obligations                                                           (25)               (37)
Purchase of treasury shares                                                                   0             (2,386)
Proceeds from exercise of stock options                                                   1,958                364
Tax benefits from exercise of stock options                                               1,961                621
                                                                                 --------------    ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       3,894             (1,438)
Effect of exchange rate changes on cash and cash equivalents                               (662)               938
                                                                                 --------------    ---------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                     4,653              3,853
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         17,172             20,576
                                                                                 --------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       21,825    $        24,429
                                                                                 ==============    ===============

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)



PERIODS ENDED JUNE 30, 1998 AND 1997



A. - REPORTING ENTITY



STERIS Corporation (the "Company" or "STERIS") develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and surgical support systems, products, services, and technologies for healthcare, scientific, research, food, and industrial Customers throughout the world. The Company has over 4,500 Associates (employees) worldwide, including more than 1,700 direct sales, service, and field support personnel. Customer Support facilities are located in major global market centers with manufacturing operations in the United States, Canada, Germany, and Finland. STERIS operates in a single business segment.



B. - BASIS OF PRESENTATION



The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q; they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. Accordingly, the reader of these financial statements may wish to refer to the audited consolidated financial statements of STERIS filed with the Securities and Exchange Commission as part of STERIS's Form 10-K for the year ended March 31, 1998.



The accompanying consolidated condensed financial statements have been prepared in accordance with STERIS's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and all such adjustments are of a normal and recurring nature. The interim results reported are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1999.



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

                               STERIS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

C. - EARNINGS PER SHARE



Following is a summary, in thousands, of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30
                                                           ----------------------------------
                                                                1998                 1997
                                                           ---------------       ------------
Weighted average Common Shares
    outstanding - basic                                             34,059             33,935
Dilutive effect of stock options                                     1,282              1,021
                                                           ---------------       ------------
Weighted average Common Shares and
    equivalents - diluted                                           35,341             34,956
                                                           ===============       ============


D. - COMPREHENSIVE INCOME



Comprehensive income amounted to $13,683 and $12,685, net of tax, for the quarters ended June 30, 1998 and 1997, respectively. The difference between net income and comprehensive income is the changes in cumulative translation adjustment for the periods presented.



E. - INVENTORIES



Inventories were as follows:


                                                                       JUNE 30,                  MARCH 31,
                                                                         1998                      1998
                                                                 ---------------------      -------------------
Raw material                                                                   $38,240                  $33,007
Work in process                                                                 21,532                   17,666
Finished goods                                                                  46,434                   36,732
                                                                 ---------------------      -------------------
                                                                              $106,206                  $87,405
                                                                 =====================      ===================

                               STERIS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


F. - FINANCING



During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125,000 to $215,000. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowings under the Credit Facility were $145,000 at June 30, 1998.



During the first fiscal quarter 1999, STERIS entered into a six month $85,000 line of credit with substantially the same terms and conditions as the Credit Facility. The line of credit expires September 30, 1998 and there were no outstanding borrowings at June 30, 1998.



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



As of June 30, 1998 the Company employed 588 persons, or 13% of its total workforce, who are covered by domestic collective bargaining agreements. Approximately 481 of these Associates are covered by agreements that will expire before June 30, 1999. Management considers its relationship with these Associates to be good.



H. - STOCK SPLIT



On July 28, 1998, STERIS Corporation announced a 2-for-1 stock split by means of a 100% stock dividend on STERIS Common Shares. The stock split is effective August 24, 1998 to shareholders of record on August 10, 1998. The net income per Common Share and the weighted average number of Common Shares outstanding for all periods shown have not been adjusted to reflect this stock split. Including the effect of the 2-for-1 stock split, net income per share would be as follows:

                                                                            THREE MONTHS ENDED

                                                                                  JUNE 30
                                                                    -----------------------------------
                                                                         1998                1997
                                                                    --------------      ---------------
Net income per share - basic                                        $         0.21      $          0.17
                                                                    ==============      ===============
Net income per share - diluted                                      $         0.20      $          0.17
                                                                    ==============      ===============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------



Net revenue increased by 12.0% to $173.8 million in the first quarter fiscal 1999 from $155.1 million in the first quarter fiscal 1998. Infection Prevention revenues increased by 15.6% to $102.7 million in the first quarter fiscal 1999 from $88.8 million in the first quarter fiscal 1998. Surgical Support revenues decreased by 13.1% to $28.1 million in the first quarter fiscal 1999 from $32.4 million in the first quarter fiscal 1998. Scientific, Management Services, and Other revenue increased by 26.5% to $43.0 million in the first quarter fiscal 1999 from $33.9 million in the first quarter fiscal 1998. The increase in net revenues was due mainly to increases in the sales of capital equipment, consumables, and services.



The costs of products and services sold increased by 4.7% to $92.5 million in the first quarter fiscal 1999 from $88.3 million in the first quarter fiscal 1998. The cost of products and services sold as a percentage of net revenue was 53.2% for the first quarter fiscal 1999 compared to 56.9% for the same period in fiscal 1998. The decrease in the cost of products and services sold as a percentage of net revenue for the first quarter fiscal 1999 resulted principally from improved overhead absorption from plant consolidation and volume increases, vertical integration, and benefits from acquired companies.



Selling, informational, and administrative expenses increased by 20.4% to $49.5 million in the first quarter fiscal 1999 from $41.1 million in the first quarter fiscal 1998. The expenses as a percentage of net revenue increased to 28.5% in the first quarter fiscal 1999 from 26.5% in the first quarter fiscal 1998. The increase was primarily attributable to investments in Customer Support, direct sales efforts in key global markets, business development, and management information systems as well as the inclusion of selling, informational, and administrative expenses of acquired companies.



Research and development expenses were $6.0 million in the first quarter fiscal 1999 and fiscal 1998. Research and development expenses as a percentage of net revenue were 3.5% for the first quarter fiscal 1999 compared to 3.8% for the first quarter fiscal 1998.



Interest expense increased by 358.6% to $2.4 million in the first quarter fiscal 1999 from $0.5 million in the first quarter fiscal 1998. The increase was due to the additional borrowing under the Credit Facility for the purchase of acquired companies.



Net income for the first quarter fiscal 1999 was $14.3 million, compared to net income of $11.7 million in the first quarter fiscal 1998.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------



The Company had $21.8 million in cash and cash equivalents as of June 30, 1998, compared to $17.2 million of the same at March 31, 1998. The increase was primarily attributable to cash received from operations and the exercise of stock options offset by the cash used for purchases of property, plant, and equipment.

Accounts receivable decreased by 8.1% to $187.5 million as of June 30, 1998, compared to $204.0 million at March 31, 1998.



Inventory increased by 21.5% to $106.2 million as of June 30, 1998, compared to $87.4 million at March 31, 1998. The increase was necessary to support the increase in product sales and anticipated future product sales.



Property, plant, and equipment increased by 3.7% to $300.5 million as of June 30, 1998, compared to $289.7 million at March 31, 1998.



Intangibles increased by 0.4% to $241.3 million as of June 30, 1998, compared to $240.5 million at March 31, 1998.



Current liabilities decreased by 3.5% to $163.7 as of June 30, 1998, compared to $169.7 million at March 31, 1998.



Other liabilities were $50.9 million as of June 30, 1998, compared to $50.8 million of the same at March 31, 1998.



During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125 million to $215 million. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowing under the Credit Facility was $145 million at June 30, 1998.



During the first fiscal quarter 1999, STERIS entered into a six month $85 million line of credit with substantially the same terms and conditions as the Credit Facility. The line of credit expires September 30, 1998, and there were no outstanding borrowings at June 30, 1998.



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

SEASONALITY
-----------



Historical data indicates that financial results of acquired businesses were subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, customer buying patterns of capital equipment, and international business practices. Sales and profitability of certain of the acquired and consolidated product lines have historically been disproportionately weighted toward the latter part of each quarter and each fiscal year. Various changes in business practices resulting from the integration of acquired businesses into STERIS, including the change to a March ending fiscal year, may alter the historical patterns of the previously independent businesses.



YEAR 2000 DATE CONVERSION
-------------------------



An issue affecting STERIS and most other companies is how computer systems and applications recognize and process date-sensitive information. Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. Without corrective actions, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.



The Company has investigated the impact of the year 2000 issue on its products and does not anticipate any effect on the performance of its products. The Company is in the process of assessing and implementing necessary changes for all areas of the Company's business which could be impacted; these include such areas as business computer systems, technical infrastructure, plant floor equipment, building infrastructure, end-user computing, and suppliers. The Company has initiated a project to prepare its computer systems for the year 2000 and is addressing the year 2000 issues. The Company has implemented year 2000 compliant systems in a number of areas, including order entry systems. The Company plans to have necessary modifications made to most of its other critical systems and applications by the end of 1998 and to complete testing by 1999. The Company, however, has little direct control over whether its suppliers will make the appropriate modifications to their systems and applications on a timely basis. The Company is implementing a vendor compliance program.



Operating expenses include costs incurred in preparing systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to the conversion and testing of the systems and applications. These costs, which are expensed as incurred, have been immaterial to date. Based on assessments completed to date and compliance plans in process, the Company does not expect that the year 2000 issues will have a material effect on its business operations or results of operations. However, if appropriate modifications are not made by the Company's suppliers on a timely basis, or if the Company's actual costs or timing for the year 2000 conversion differ materially from its present estimates, the Company's operations and financial results could be significantly affected.

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



   PART II        OTHER INFORMATION



ITEM 1            LEGAL PROCEEDINGS
------            -----------------



Reference is made to Part I, Item 1., Note G of this Report on Form 10-Q, which is incorporated herein by reference.



ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------



The company held its Annual Meeting of Shareholders on July 23, 1998, at 5960 Heisley Road, Mentor, Ohio. At the Annual Meeting, shareholders: (a) re-elected four Class II directors to serve with a term expiring at the Annual Meeting of Shareholders in 2000, (b) approved an Amendment to the Articles of Incorporation to increase the Authorized Number of Common Shares, (c) approved the STERIS Corporation Senior Executive Management Incentive Compensation Plan, and (d) approved the STERIS Corporation 1998 Long-Term Incentive Stock Plan. Results of the voting on directors were: Jerry E. Robertson 29,341,208 votes for, 151,012 withheld, Frank E. Samuel, Jr. 29,363,732 votes for, 128,488 withheld, Bill R. Sanford 29,363,631 votes for, 128,589 withheld, and Loyal W. Wilson 29,360,496 votes for, 131,724 withheld. Results of the voting on the Amendment to the Articles of Incorporation to increase the Authorized Number of Common Shares were 20,774,961 votes for, 8,650,001 against, 53,257 abstain, and 14,000 broker non-votes. Results of the voting on the STERIS Corporation Senior Executive Management Incentive Compensation Plan were 28,350,451 votes for, 980,301 against, 160,968 abstain, and 500 broker non-votes. Results of the voting on the STERIS Corporation 1998 Long-Term Incentive Stock Plan were 21,663,808 votes for, 7,702,930 against, 111,481 abstain, and 14,000 broker non-votes.

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




                                         STERIS Corporation
                                         (Registrant)



                                         /s/ Michael A. Keresman, III
                                         ----------------------------
                                         Michael A. Keresman, III
                                         Chief Financial Officer and
                                         Senior Vice President
                                         (Principal Financial Officer)
                                         August 13, 1998