Form 10-Q
period 1998-09-30
STERIS CORP
filed 1998-11-13
CIK 815065

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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


The number of Common Shares outstanding as of September 30, 1998: 68,277,909
================================================================================

   PART I         FINANCIAL INFORMATION



                                          STERIS CORPORATION
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                      (IN THOUSANDS) (UNAUDITED)

======================================================================================================
                                                                     SEPTEMBER 30,        MARCH 31,
                                                                          1998              1998
                                                                     --------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $       25,077    $        17,172
   Accounts receivable                                                      196,599            203,992
   Inventories                                                              110,619             87,405
   Current portion of deferred income taxes                                  25,354             23,609
   Prepaid expenses and other assets                                         15,301             12,154
                                                                     --------------    ---------------
TOTAL CURRENT ASSETS                                                        372,950            344,332

Property, plant, and equipment                                              322,394            289,658
Accumulated depreciation                                                    (97,613)           (84,366)
                                                                     --------------    ---------------
   Net property, plant, and equipment                                       224,781            205,292
Intangibles                                                                 282,047            240,488
Accumulated amortization                                                    (69,289)           (66,516)
                                                                     --------------    ---------------
   Net intangibles                                                          212,758            173,972
Deferred income taxes                                                        11,726              5,710
Other assets                                                                  2,817              3,019
                                                                     --------------    ---------------
TOTAL ASSETS                                                         $      825,032    $       732,325
                                                                     ==============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term indebtedness                         $        2,200    $         2,200
   Accounts payable                                                          37,514             37,213
   Accrued expenses and other                                               136,519            130,241
                                                                     --------------    ---------------
TOTAL CURRENT LIABILITIES                                                   176,233            169,654
Long-term indebtedness                                                      202,250            152,879
Other liabilities                                                            51,341             50,840
                                                                     --------------    ---------------
TOTAL LIABILITIES                                                           429,824            373,373
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized;
  no shares outstanding
Common Shares, without par value, 300,000 shares authorized; issued and outstanding shares of 68,278 at September 30, 1998 and 68,020 at
  March 31, 1998, excluding 201 and 458 treasury shares, respectively       233,616            230,477
Retained earnings                                                           168,125            135,009
Cumulative translation adjustment                                            (6,533)            (6,534)
                                                                     --------------    ---------------
TOTAL SHAREHOLDERS' EQUITY                                                  395,208            358,952
                                                                     --------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $      825,032    $       732,325
                                                                     ==============    ===============

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


===============================================================================

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 SEPTEMBER 30                      SEPTEMBER 30
                                                         -----------------------------     -----------------------------
                                                             1998             1997             1998             1997
                                                         ------------     ------------     -------------    ------------

Net revenues                                             $    191,125     $    173,383     $     364,900    $    328,517
  Cost of goods and services sold                             101,621           95,196           194,082         183,496
                                                         ------------     ------------     -------------    ------------
  Gross profit                                                 89,504           78,187           170,818         145,021

  Costs and expenses:
    Selling, informational, and administrative                 50,693           46,573           100,224          87,716
    Research and development                                    6,074            5,974            12,103          11,930
                                                         ------------     ------------     -------------    ------------
                                                               56,767           52,547           112,327          99,646
                                                         ------------     ------------     -------------    ------------

Income from operations                                         32,737           25,640            58,491          45,375
Interest expense                                               (2,325)            (873)           (4,719)         (1,395)
Interest income and other                                         360              315               515             375
                                                         ------------     ------------     -------------    ------------
Income before income taxes                                     30,772           25,082            54,287          44,355
Income tax expense                                             12,001            9,773            21,171          17,299
                                                         ------------     ------------     -------------    ------------
Net income                                               $     18,771     $     15,309     $      33,116    $     27,056
                                                         ============     ============     =============    ============

Net income per share - basic                             $       0.27     $       0.23     $        0.49    $       0.40
                                                         ============     ============     =============    ============
Net income per share - diluted                           $       0.27     $       0.22     $        0.47    $       0.39
                                                         ============     ============     =============    ============

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

==================================================================================================================

                                                                                         SIX MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                                 ---------------------------------
                                                                                      1998              1997
                                                                                 --------------    ---------------
OPERATING ACTIVITIES
Net income                                                                       $       33,116    $        27,056
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                                                          15,225             10,129
  Deferred income taxes                                                                  (7,761)               525
  Other items                                                                            (1,776)            (2,180)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                  12,037             (5,355)
    Inventories                                                                         (20,329)            (7,209)
    Other assets                                                                         (2,135)               143
    Accounts payable and accruals                                                        (1,533)           (17,964)
                                                                                 --------------    ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                26,844              5,145

INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents                                    (31,458)           (13,722)
Investment in businesses                                                                (39,992)          (126,505)
Sale of assets                                                                                0             35,577
Proceeds from sales of marketable securities                                                  0              2,044
                                                                                 --------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (71,450)          (102,606)

FINANCING ACTIVITIES
Payments on long-term obligations                                                          (589)               (62)
Borrowing under credit facility                                                          50,000            110,000
Purchase of treasury shares                                                              (2,495)            (2,386)
Proceeds from exercise of stock options                                                   2,937              3,624
Tax benefits from exercise of stock options                                               2,657              1,008
                                                                                 --------------    ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      52,510            112,184
Effect of exchange rate changes on cash and cash equivalents                                  1                516
                                                                                 --------------    ---------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                     7,905             15,239
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         17,172             20,576
                                                                                 --------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       25,077    $        35,815
                                                                                 ==============    ===============

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)



PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

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

                               STERIS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

C. - EARNINGS PER SHARE

Following is a summary, in thousands, of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           SEPTEMBER 30                       SEPTEMBER 30
                                                 ---------------------------------    -----------------------------
                                                      1998                1997            1998             1997
                                                 --------------       ------------    -------------    ------------
Weighted average Common Shares
    outstanding - basic                                  68,326             67,980           68,222          67,925
Dilutive effect of stock options                          2,429              2,290            2,496           2,166
                                                 --------------       ------------    -------------    ------------
Weighted average Common Shares
    and equivalents - diluted                            70,755             70,270           70,718          70,091
                                                 ==============       ============    =============    ============


On July 28, 1998, the Company announced a 2-for-1 stock split by means of a 100% stock dividend on STERIS Common Shares. The stock split was effective August 24, 1998 to shareholders of record on August 10, 1998. The net income per common share and the weighted average number of common shares outstanding as well as number of shares issued and outstanding for all periods shown on the Consolidated Condensed Financial Statements and footnotes have been adjusted to reflect this stock split.



D. - COMPREHENSIVE INCOME

Comprehensive income amounted to $19,434 and $14,887, net of tax, for the quarters ended September 30, 1998 and 1997, respectively, an increase of 30.5%. Comprehensive income amounted to $33,117 and $27,572, net of tax, for the six months ended September 30, 1998 and 1997, respectively, an increase of 20.1%. The difference between net income and comprehensive income is the changes in cumulative translation adjustment for the periods presented.

                               STERIS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

E. - INVENTORIES

Inventories were as follows:


                                                                     SEPTEMBER 30,               MARCH 31,
                                                                         1998                      1998
                                                                 ---------------------      -------------------
Raw material                                                                   $42,071                  $33,007
Work in process                                                                 24,982                   17,666
Finished goods                                                                  43,566                   36,732
                                                                 ---------------------      -------------------
                                                                              $110,619                  $87,405
                                                                 =====================      ===================


The increase in inventories was due to an increase in the necessary stock levels to support product sales and anticipated future product sales, along with the acquisition of businesses.



F. - FINANCING

During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125,000 to $215,000. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowings under the Credit Facility were $195,000 at September 30, 1998.

The Company has now repurchased 1.7 million Common Shares as a part of its previously announced open market buy-back program.



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

The Company employs approximately 600 persons who are covered by domestic collective bargaining agreements. Approximately 500 of these Associates are covered by agreements that will expire before June 30, 1999. Management considers its relationship with these Associates to be good.

                               STERIS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

H. - ACQUISITIONS

In late September 1998, the Company completed the acquisition of Hausted Inc. Hausted is a leading provider of mobile systems for surgical and diagnostic patient positioning and transport. The acquisition has been accounted for as a purchase transaction. Early in the third quarter fiscal 1999, the Company acquired the assets of Royal Sterilization Systems of Arizona. The business, located in Nogales, Arizona, currently provides contract sterilization and microbial reduction services to producers of medical devices in the Southwestern United States and Mexico.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Net revenue increased by 10.2% to $191.1 million in the second quarter fiscal 1999 from $173.4 million in the second quarter fiscal 1998. Net revenue increased by 11.1% to $364.9 million in the first six months of fiscal 1999 from $328.5 million in the same period in fiscal 1998. Revenues in North America in the fiscal second quarter were $169.3 million, an increase of 15.9% from the same prior year period. International revenues were $21.8 million, a decline of $5.5 million, or 20.3%, from last year's second quarter. Revenues in North America in the first six months of fiscal 1999 were $325.5 million, an increase of 16.1% from the same prior year period. International revenues were $39.4 million, a decrease of $8.8 million, or 18.3%, from the same prior year period. Revenues from consumables and services were 53.5% of sales for the quarter, up from 50.5% last year. Revenues of the North America Healthcare Division grew by 13.7% in the fiscal second quarter, highlighted by an increase of 19.9% in infection prevention revenues to $100.5 million. Surgical Support revenues in the North America Healthcare Division were essentially the same as the prior year fiscal second quarter but were 31.8% higher than this year's first quarter. Exclusive of a discontinued, low margin, private label product line from a prior acquisition, the Division's Surgical Support second quarter revenues increased by $1.5 million, or 4.4%, from the second quarter last year. Revenues of the North America Healthcare Division grew by 14.1% in the first six months of fiscal 1999, from the same prior year period. Scientific, Management Services, and Other revenue increased by 12.9% to $48.1 million in the second quarter fiscal 1999 from $42.6 million in the second quarter fiscal 1998. The Scientific Division's North America fiscal second quarter sales increased by 26.3% from the prior year to $32.4 million. Included were a 29.2% increase in sales of scientific systems and products and a 22.6% increase in management services. Scientific, Management Services, and Other revenue increased by 18.9% to $91.0 million in the first six months of fiscal 1999 from $76.5 million in the same period in fiscal 1998. The Scientific Division's North America first six months of fiscal 1999 sales increased by 25.8% from the prior year to $62.2 million.

The costs of products and services sold increased by 6.7% to $101.6 million in the second quarter fiscal 1999 from $95.2 million in the second quarter fiscal 1998. The costs of products and services sold increased by 5.8% to $194.1 million for the first six months of fiscal 1999 from $183.5 million for the first six months of fiscal 1998. The cost of products and services sold as a percentage of net revenue was 53.2% for the second quarter fiscal 1999 compared to 54.9% for the same period in fiscal 1998. The decrease in the cost of products and services sold as a percentage of net revenue for the second quarter fiscal 1999 resulted principally from the increased percentage of revenues from higher margin consumables, accessories, and services, and the product expansion and expense reduction synergies from the effective integration of acquired businesses.

Selling, informational, and administrative expenses increased by 8.8% to $50.7 million in the second quarter fiscal 1999 from $46.6 million in the second quarter fiscal 1998. Selling, informational, and administrative expenses increased by 14.3% to $100.2 million in the first six months of fiscal 1999 from $87.7 million in the same period of fiscal 1998. The expenses as a percentage of net revenue decreased to 26.5% in the second quarter fiscal 1999 from 26.8% in the second quarter fiscal 1998. The increase was attributable to the continued investments in customer support systems, information technology systems, and to support the increased level of business.

Research and development expenses increased by 1.7% to $6.1 million in the second quarter fiscal 1999 from $6.0 million in the second quarter fiscal 1998. Research and development expenses increased by 1.5% to $12.1 million in the first six months of fiscal 1999 from $11.9 million in the same period fiscal 1998.

Interest expense increased by 166.3% to $2.3 million in the second quarter fiscal 1999 from $0.9 million in the second quarter fiscal 1998. Interest expense increased by 238.3% to $4.7 million in the first six months of fiscal 1999 from $1.4 million in the same period fiscal 1998. The increase was due to the additional borrowing under the Credit Facility for the purchase of acquired companies.

Net income for the second quarter of fiscal 1999 increased by 22.6% to $18.8 million ($.27 per share) from $15.3 million ($.22 per share) in the same period fiscal 1998. Net income for the first six months of fiscal 1999 increased by 22.4% to $33.1 million ($.47 per share) from $27.1 million ($.39 per share) in the same period fiscal 1998.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had $25.1 million in cash and cash equivalents as of September 30, 1998, compared to $17.2 million of the same at March 31, 1998. The increase was primarily attributable to cash received from operations , borrowings, and the exercise of stock options and partially offset by the cash used for acquisitions of businesses and purchases of property, plant, and equipment.

Accounts receivable decreased by 3.6% to $196.6 million as of September 30, 1998, compared to $204.0 million at March 31, 1998. The decrease resulted from increased collections.

Inventory increased by 26.6% to $110.6 million as of September 30, 1998, compared to $87.4 million at March 31, 1998. The increase was due to an increase in the necessary stock levels to support product sales and anticipated future product sales, along with the acquisition of businesses.

Prepaid expenses and other assets increased by 25.9% to $15.3 million as of September 30, 1998, compared to $12.2 million at March 31, 1998. The increase was mainly due to the increase in supplies and the acquisition of Hausted.

Property, plant, and equipment increased by 11.3% to $322.4 million as of September 30, 1998, compared to $289.7 million at March 31, 1998. The increase was due to investments in informational technology systems, manufacturing equipment, and distribution systems.

Intangibles increased by 17.3% to $282.0 million as of September 30, 1998, compared to $240.5 million at March 31, 1998. The increase was primarily a result of the acquisition of Hausted.

Noncurrent deferred income taxes increased by 105.4% to $11.7 million as of September 30, 1998, compared to $5.7 million at March 31, 1998. The increase was due to the acquisition of businesses and other.

Current liabilities increased by 3.9% to $176.2 as of September 30, 1998, compared to $169.7 million at March 31, 1998. The increase was due to the acquisition of businesses and other.

Long-term indebtedness increased by 32.3% to $202.3 million as of September 30, 1998, compared to $152.9 at March 31, 1998. The increase was due to the borrowing to acquire businesses.

Other liabilities were $51.3 million as of September 30, 1998, compared to $50.8 million of the same at March 31, 1998. The increase was due to periodic accruals.

During the first fiscal quarter 1998, STERIS increased the amount available for borrowing under its unsecured revolving Credit Facility from $125 million to $215 million. The amended Credit Facility expires September 30, 2001 and may be used for general corporate purposes. Loans under the Credit Facility will bear interest, at STERIS's option, at either KeyBank National Association's prime rate or LIBOR rates plus 0.25 percent to 0.35 percent. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. Outstanding borrowing under the Credit Facility was $195 million at September 30, 1998.

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

The Company has investigated the impact of the year 2000 issue on its products and does not anticipate any effect on the performance of its products. The Company is in the process of assessing and implementing necessary changes for all areas of the Company's business which could be impacted; these include such areas as business computer systems, technical infrastructure, plant floor equipment, building infrastructure, end-user computing, and suppliers. The Company has initiated a project to prepare its computer systems for the year 2000 and is addressing the year 2000 issues. The Company has implemented year 2000 compliant systems in a number of areas, including order entry systems. The Company plans to have necessary modifications made to its other critical systems and applications by the end of 1998 and to complete testing by 1999. The Company, however, has little direct control over whether its suppliers will make the appropriate modifications to their systems and applications on a timely basis. The Company is implementing a vendor compliance program.

Operating expenses include costs incurred in preparing systems and applications for the year 2000. The Company expects to incur internal staff costs as well as outside services (including consultants) and other expenses related to the conversion and testing of the systems and applications. These costs, which are expensed as incurred, have been immaterial to date. Based on assessments completed to date and compliance plans in process, the Company does not expect that the year 2000 issues will have a material effect on its business operations or results of operations. However, if appropriate modifications are not made by the Company's suppliers on a timely basis, or if the Company's actual costs or timing for the year 2000 conversion differ materially from its present estimates, the Company's operations and financial results could be significantly affected.

FORWARD-LOOKING INFORMATION
---------------------------

This Form 10-Q contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potentially negative factors that could cause actual results to differ materially from those in the forward-looking statements include (a) the possibility that the continuing integration of acquired businesses will take longer than anticipated,
(b) the potential for increased pressure on pricing that leads to erosion in profit margins, (c) the possibility that market demand will not develop for new technologies, products, and applications, (d) the potential effects of fluctuations in foreign currencies, (e) the potential that the impact of weakened currencies in Southeast Asia could spread to countries where the Company does a sizable amount of business, and (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products.



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
           27.1             Financial Data Schedule

(b)      REPORTS ON FORM 8-K



Item 5. Other Events. On August 24, 1998, STERIS Corporation effected a two-for-one split of the Company's common shares through a 100% stock dividend at the rate of one common share for each common share held by shareholders of record on August 10, 1998.

Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. With respect to the August 24, 1998 stock split, STERIS filed the press release "STERIS Reports Record Fiscal First Quarter Results; Announces 2-for-1 Stock Split" dated July 28, 1998.



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           STERIS Corporation
                                           (Registrant)



                                           /s/ Michael A. Keresman, III
                                           -----------------------------------
                                           Michael A. Keresman, III
                                           Chief Financial Officer and
                                           Senior Vice President
                                           (Principal Financial Officer)
                                           November 13, 1998