Form 10-Q
period 1998-12-31
STERIS CORP
filed 1999-02-16
CIK 815065

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED DECEMBER 31, 1998


                         COMMISSION FILE NUMBER 0-20165


                               STERIS CORPORATION
             (Exact name of registrant as specified in its charter)


                  OHIO                                 34-1482024
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)


           5960 HEISLEY ROAD,                         440-354-2600
        MENTOR, OHIO  44060-1834             (Registrant's telephone number,
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


The number of Common Shares outstanding as of December 31, 1998: 68,162,413




================================================================================

PART I         FINANCIAL INFORMATION



                               STERIS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                           (IN THOUSANDS) (UNAUDITED)

================================================================================

                                                                                      DECEMBER 31,        MARCH 31,
                                                                                          1998              1998
                                                                                       ---------         ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $  15,013         $  17,172
  Accounts receivable                                                                    208,725           203,992
  Inventories                                                                            113,346            87,405
  Current portion of deferred income taxes                                                24,949            23,609
  Prepaid expenses and other assets                                                       16,385            12,154
                                                                                       ---------         ---------
TOTAL CURRENT ASSETS                                                                     378,418           344,332
Property, plant, and equipment                                                           349,549           289,658
Accumulated depreciation                                                                (103,293)          (84,366)
                                                                                       ---------         ---------
  Net property, plant, and equipment                                                     246,256           205,292
Intangibles                                                                              284,032           240,488
Accumulated amortization                                                                 (70,873)          (66,516)
                                                                                       ---------         ---------
  Net intangibles                                                                        213,159           173,972
Deferred income taxes                                                                     11,728             5,710
Other assets                                                                               3,128             3,019
                                                                                       ---------         ---------
TOTAL ASSETS                                                                           $ 852,689         $ 732,325
                                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term indebtedness                                            $   2,200         $   2,200
  Accounts payable                                                                        35,665            37,213
  Accrued expenses and other                                                             135,766           130,241
                                                                                       ---------         ---------
TOTAL CURRENT LIABILITIES                                                                173,631           169,654
Long-term indebtedness                                                                   211,725           152,879
Other long-term liabilities                                                               51,474            50,840
                                                                                       ---------         ---------
TOTAL LIABILITIES                                                                        436,830           373,373
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized; no shares outstanding
Common Shares, without par value, 300,000 shares authorized; issued and outstanding shares of 68,162 at December 31, 1998 and 68,020 at
 March 31, 1998, excluding 317 and 458 treasury shares, respectively                     230,774           230,477
Retained earnings                                                                        191,100           135,009
Cumulative translation adjustment                                                         (6,015)           (6,534)
                                                                                       ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                                               415,859           358,952
                                                                                       ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 852,689         $ 732,325
                                                                                       =========         =========

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

================================================================================

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  DECEMBER 31                      DECEMBER 31
                                       ---------------------------         ---------------------------
                                         1998              1997               1998             1997
                                       ---------         ---------         ---------         ---------

Net revenues                           $ 205,794         $ 186,639         $ 570,694         $ 515,156
Cost of goods and services sold          109,260           102,591           303,342           286,087
                                       ---------         ---------         ---------         ---------
Gross profit                              96,534            84,048           267,352           229,069

Costs and expenses:
 Selling, informational, and
  administrative                          49,793            46,099           150,017           133,815
 Research and development                  6,150             5,989            18,253            17,919
                                       ---------         ---------         ---------         ---------
                                          55,943            52,088           168,270           151,734
                                       ---------         ---------         ---------         ---------

Income from operations                    40,591            31,960            99,082            77,335
Interest expense                          (3,097)           (2,453)           (7,816)           (3,848)
Interest income and other                    170               263               685               638
                                       ---------         ---------         ---------         ---------
Income before income taxes                37,664            29,770            91,951            74,125
Income tax expense                        14,689            11,600            35,860            28,899
                                       ---------         ---------         ---------         ---------
Net income                             $  22,975         $  18,170         $  56,091         $  45,226
                                       =========         =========         =========         =========

Net income per share - basic           $    0.34         $    0.27         $    0.82         $    0.67
                                       =========         =========         =========         =========
Net income per share - diluted         $    0.33         $    0.26         $    0.79         $    0.64
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

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

================================================================================

                                                                         NINE MONTHS ENDED
                                                                             DECEMBER 31
                                                                    ---------------------------
                                                                       1998              1997
                                                                    ---------         ---------
OPERATING ACTIVITIES
Net income                                                          $  56,091         $  45,226
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization                                          22,882            16,531
Deferred income taxes                                                  (7,358)            1,066
Other items                                                              (270)           (5,118)
Changes in operating assets and liabilities:
   Accounts receivable                                                 (1,033)          (23,128)
   Inventories                                                        (22,809)          (12,675)
   Other assets                                                        (3,493)           (1,917)
   Accounts payable and accruals                                       (5,365)          (14,536)
                                                                    ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              38,645             5,449

INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents                  (52,014)          (29,377)
Investment in businesses                                              (48,452)         (126,505)
Sale of assets                                                                           43,084
Proceeds from sales of marketable securities                                              2,094
                                                                    ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                (100,466)         (110,704)

FINANCING ACTIVITIES
Payments on long-term obligations                                      (1,114)           (4,287)
Borrowing under credit facility                                        60,000           110,000
Purchase of treasury shares                                            (6,746)          (10,051)
Proceeds from exercise of stock options                                 3,981             4,645
Tax benefits from exercise of stock options                             3,022             1,143
                                                                    ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              59,143           101,450
Effect of exchange rate changes on cash and cash equivalents              519              (170)
                                                                    ---------         ---------
DECREASE IN CASH AND CASH EQUIVALENTS                                  (2,159)           (3,975)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       17,172            20,576
                                                                    ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  15,013         $  16,601
                                                                    =========         =========

 See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


PERIODS ENDED DECEMBER 31, 1998 AND 1997


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

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

C. - EARNINGS PER SHARE

Following is a summary, in thousands, of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED

                                                           DECEMBER 31                         DECEMBER 31
                                               -----------------------------------   ------------------------------
                                                    1998                 1997             1998            1997
                                               --------------      ---------------   -------------   --------------
  Weighted average Common
  Shares outstanding - basic                           68,174               67,808          68,203           67,886
  Dilutive effect of stock options                      2,204                2,428           2,398            2,254
                                               --------------      ---------------   -------------   --------------
  Weighted average Common
  Shares and equivalents - diluted                     70,378               70,236          70,601           70,140
                                               ==============      ===============   =============   ==============


On July 28, 1998, the Company announced a 2-for-1 stock split effected by means of a 100% stock dividend on STERIS Common Shares. The stock split was effective August 24, 1998 to shareholders of record on August 10, 1998. The net income per common share and the weighted average number of common shares outstanding as well as number of shares issued and outstanding for all periods shown on the Consolidated Condensed Financial Statements and footnotes have been adjusted to reflect this stock split.



D. - COMPREHENSIVE INCOME

Comprehensive income amounted to $23,493 and $17,484, net of tax, for the quarters ended December 31, 1998 and 1997, respectively, an increase of 34.4%. Comprehensive income amounted to $56,610 and $45,056, net of tax, for the nine months ended December 31, 1998 and 1997, respectively, an increase of 25.6%. The difference between net income and comprehensive income is the changes in cumulative translation adjustment for the periods presented.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

E. - INVENTORIES

Inventories were as follows:


                                    DECEMBER 31,               MARCH 31,
                                       1998                      1998
                             ---------------------      -------------------
 Raw material                              $43,450                  $33,007
 Work in process                            29,460                   17,666
 Finished goods                             40,436                   36,732
                             ---------------------      -------------------
                                          $113,346                  $87,405
                             =====================      ===================


The increase in inventories was due to an increase in the necessary stock levels to support product sales, anticipated future product sales, the acquisition of businesses, and to prepare for potential third quarter work stoppages. The potential work stoppages did not occur.



F. - FINANCING

On January 26, 1999, STERIS entered into a $400,000 Credit Facility, which replaced the existing revolving Credit Facility. The new Credit Facility includes an unsecured revolver of $250,000 which matures January 26, 2002. The remaining $150,000 is an unsecured 364 day facility maturing on January 25, 2000, which can be extended annually for 364 days. The new $400,000 Credit Facility may be used for general corporate purposes and will bear interest at either KeyBank National Association's prime rate or LIBOR rates plus a margin. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. At December 31, 1998, the outstanding borrowings under the existing Credit Facility were $205,000.

The Company has now purchased 1.8 million Common Shares as a part of its previously announced open market buy-back program.



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

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

H. - ACQUISITIONS

In late September 1998, the Company completed the acquisition of Hausted Inc. Hausted is a leading provider of mobile systems for surgical and diagnostic patient positioning and transport. During the third quarter fiscal 1999, the Company acquired Royal Sterilization Systems of Arizona and Detach AB. Royal Sterilization Systems, located in Nogales, Arizona, currently provides contract sterilization and microbial reduction services to producers of medical devices in the Southwestern United States and Mexico. Detach AB, located in Sweden, possesses proprietary technology and produces innovative systems for the Company's scientific and industrial marketplace. These acquisitions have been accounted as purchase transactions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

Net revenue increased by 10.3% to $205.8 million in the third quarter fiscal 1999 from $186.6 million in the third quarter fiscal 1998. Net revenue increased by 10.8% to $570.7 million in the first nine months of fiscal 1999 from $515.2 million in the same period in fiscal 1998. Health Care Group revenues in the fiscal third quarter increased 7.5% from the prior year period to $150.4 million, or 73.1% of total Company revenues. Scientific and Industrial Group revenues were $55.4 million in the third quarter, an increase of 18.7% from the prior year period. Health Care Group revenues in the first nine months of fiscal 1999 increased 8.3% from the prior year period to $424.3 million, or 74.3% of total Company revenues. Scientific and Industrial Group revenues were $146.4 million in the first nine months of fiscal 1999, an increase of 18.8% from the prior year period. Revenues from consumables and services were 55.5% of sales for the quarter, up from 48.6% last year.

 The costs of products and services sold increased by 6.5% to $109.3 million in the third quarter fiscal 1999 from $102.6 million in the third quarter fiscal 1998. The costs of products and services sold increased by 6.0% to $303.3 million for the first nine months of fiscal 1999 from $286.1 million for the first nine months of fiscal 1998. The cost of products and services sold as a percentage of net revenue was 53.1% for the third quarter fiscal 1999 compared to 55.0% for the same period in fiscal 1998. The decrease in the cost of products and services sold as a percentage of net revenue for the third quarter fiscal 1999 resulted principally from the increased percentage of revenues from higher margin consumables, accessories, and services, and the product expansion and expense reduction synergies from the effective integration of acquired businesses.

 Selling, informational, and administrative expenses increased by 8.0% to $49.8 million in the third quarter fiscal 1999 from $46.1 million in the third quarter fiscal 1998. Selling, informational, and administrative expenses increased by 12.1% to $150.0 million in the first nine months of fiscal 1999 from $133.8 million in the same period of fiscal 1998. The increase in expenses was attributable to the continued investments in customer support systems, information technology systems, and to support the increased level of business. The expenses as a percentage of net revenue decreased to 24.2% in the third quarter fiscal 1999 from 24.7% in the third quarter fiscal 1998.

 Research and development expenses increased by 2.7% to $6.2 million in the third quarter fiscal 1999 from $6.0 million in the third quarter fiscal 1998. Research and development expenses increased by 1.9% to $18.3 million in the first nine months of fiscal 1999 from $17.9 million in the same period fiscal 1998.

Interest expense increased by 26.3% to $3.1 million in the third quarter fiscal 1999 from $2.5 million in the third quarter fiscal 1998. Interest expense increased by 103.1% to $7.8 million in the first nine months of fiscal 1999 from $3.8 million in the same period fiscal 1998. The increase was due to the additional borrowing under the Credit Facility principally for the purchase of acquired companies.

Net income for the third quarter of fiscal 1999 increased by 26.4% to $23.0 million ($.33 per share) from $18.2 million ($.26 per share) in the same period fiscal 1998. Net income for the first nine months of fiscal 1999 increased by 24.0% to $56.1 million ($.79 per share) from $45.2 million ($.64 per share) in the same period fiscal 1998.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had $15.0 million in cash and cash equivalents as of December 31, 1998, compared to $17.2 million of the same at March 31, 1998. The decrease was primarily attributable to the acquisitions of businesses and purchases of property, plant, and equipment offset by cash received from operations, borrowings, and the exercise of stock options.

Accounts receivable increased by 2.3% to $208.7 million as of December 31, 1998, compared to $204.0 million at March 31, 1998. The increase resulted from increased sales and acquired businesses.

Inventory increased by 29.7% to $113.3 million as of December 31, 1998, compared to $87.4 million at March 31, 1998. The increase was due to an increase in the necessary stock levels to support product sales, anticipated future product sales, the acquisition of businesses, and to prepare for potential third quarter work stoppages. The potential work stoppages did not occur.

Prepaid expenses and other assets increased by 34.8% to $16.4 million as of December 31, 1998, compared to $12.2 million at March 31, 1998. The increase was mainly due to acquired businesses and additional supplies necessary to support increased sales.

Property, plant, and equipment increased by 20.7% to $349.5 million as of December 31, 1998, compared to $289.7 million at March 31, 1998. The increase was due to investments in informational technology systems, manufacturing equipment, and distribution systems.

Intangibles increased by 18.1% to $284.0 million as of December 31, 1998, compared to $240.5 million at March 31, 1998. The increase was primarily a result of acquired businesses.

Noncurrent deferred income taxes increased to $11.7 million as of December 31, 1998, compared to $5.7 million at March 31, 1998.

Current liabilities increased by 2.3% to $173.6 as of December 31, 1998, compared to $169.7 million at March 31, 1998. The increase was due to the acquisition of businesses.

Long-term indebtedness increased by 38.5% to $211.7 million as of December 31, 1998, compared to $152.9 at March 31, 1998. The increase was due principally to borrowings to acquire businesses.

Other long-term liabilities were $51.5 million as of December 31, 1998, compared to $50.8 million of the same at March 31, 1998. The increase was due to periodic accruals.

On January 26, 1999, STERIS entered into a $400 million Credit Facility, which replaced the existing revolving Credit Facility. The new Credit Facility includes an unsecured revolver of $250 million which matures January 26, 2002. The remaining $150 million is an unsecured 364 day facility maturing on January 25, 2000, which can be extended annually for 364 days. The new $400 million Credit Facility may be used for general corporate purposes and will bear interest at either KeyBank National Association's prime rate or LIBOR rates plus a margin. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. At December 31, 1998, the outstanding borrowings under the existing Credit Facility were $205 million.

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



SEASONALITY
-----------

Historical data indicates that financial results of acquired businesses were subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, customer buying patterns of capital equipment, and international business practices. Sales and profitability of certain of the acquired and consolidated product lines have historically been disproportionately weighted toward the latter part of each quarter and each fiscal year. Various changes in business practices resulting from the integration of acquired businesses into STERIS may alter the historical patterns of the previously independent businesses.



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

The Company has investigated the impact of the year 2000 issue on its products and does not anticipate any effect on the performance of its products. The Company is in the process of assessing and implementing necessary changes for all areas of the Company's business which could be impacted; these include such areas as business computer systems, technical infrastructure, plant floor equipment, building infrastructure, end-user computing, and suppliers. The Company has initiated a project to prepare its computer systems for the year 2000 and is addressing the year 2000 issues. The Company has implemented year 2000 compliant systems in a number of areas, including order entry systems. In a number of instances, the Company is replacing non-compliant systems with newer systems which will significantly improve functionality as well as appropriately interpret the calendar year 2000 and beyond. Although the timing of these actions may have been influenced by the year 2000 issue, in virtually all instances they involve capital expenditures that would have occurred in the normal course of business. The Company plans to complete testing and make any necessary modifications to its other critical systems and applications in 1999. While the Company is implementing a year 2000 vendor compliance program, the Company has little direct control over whether its suppliers will make the appropriate modifications to their systems and applications on a timely basis. The Company is in the process of developing contingency plans to address the potential business disruption scenarios that are being identified.

 Operating expenses include costs incurred in preparing systems and applications for the year 2000. The Company expects to incur internal staff costs as well as outside services (including consultants) and other expenses related to the conversion and testing of the systems and applications. These costs, which are expensed as incurred, have been immaterial to date. The year 2000 costs include internal modification and testing costs as well as costs associated with supply chain risk assessment and contingency planning. Based on assessments completed to date and compliance plans in process, the Company does not expect that the year 2000 issues will have a material effect on its business operations or results of operations. However, if appropriate modifications are not made by the Company's suppliers on a timely basis, or if the Company's actual costs or timing for the year 2000 conversion differ materially from its present estimates, the Company's operations and financial results could be significantly affected.



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



PART II OTHER INFORMATION



ITEM 1 LEGAL PROCEEDINGS
------ -----------------


Reference is made to Part I, Item 1., Note G of this Report on Form 10-Q, which is incorporated herein by reference.



ITEM 6                     EXHIBITS AND REPORTS ON FORM 8-K
------                     --------------------------------



(a)                        Exhibits
                           --------



EXHIBIT NUMBER             EXHIBIT DESCRIPTION
--------------             -------------------


            10.1 Credit Agreement, dated January 26, 1999, among STERIS Corporation, various financial institutions and KeyBank National Association, as Agent

            27.1           Financial Data Schedule


(b)                        Reports on Form 8-K
                           -------------------



 None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         STERIS Corporation
                                         (Registrant)



                                         /s/ Donald F. Smith
                                         --------------------------
                                         Donald F. Smith
                                         Chief Financial Officer and
                                         Senior Vice President
                                         (Principal Financial Officer)
                                         February 16, 1999