Form 10-K405
period 1999-03-31
STERIS CORP
filed 1999-06-18
CIK 815065

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                         COMMISSION FILE NUMBER 0-20165

                               STERIS CORPORATION
             (Exact name of registrant as specified in its charter)

                     OHIO                                        34-1482024
(State or other jurisdiction of incorporation        (IRS Employer Identification No.)
               or organization)

              5960 HEISLEY ROAD                                 440-354-2600
           MENTOR, OHIO 44060-1834                     (Registrant's telephone number
   (Address of principal executive offices)                 including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
       Common Shares, without par value                   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked prices of such stock as of May 28, 1999: $1,107,229,043

The number of Common Shares outstanding as of May 28, 1999: 67,273,468

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1999 Annual Meeting -- Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company has 4,744 Associates (employees) worldwide, including 1,935 direct sales, service, field, and Customer Support personnel. Customer Support and Training facilities are located in major global market centers with production and manufacturing operations in the United States, Australia, Canada, Germany, Finland, and Sweden.

     The Company operates in a single business segment. See the accompanying consolidated financial statements on page 17 of this Form 10-K for financial information regarding the Company.

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

                                                           YEARS ENDED MARCH 31
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Health Care........................................  $597,146    $547,809    $449,166
Scientific and Industrial..........................   200,465     171,847     138,686
                                                     --------    --------    --------
Total..............................................  $797,611    $719,656    $587,852
                                                     ========    ========    ========

     HEALTH CARE. Health Care products, systems, and services are used by Customers to significantly reduce or eliminate microbial contamination of surfaces with which human contact might occur. The Company provides complete infection prevention material processing systems and specialty chemical products, including those used for cleaning, decontaminating, disinfecting, sterilizing, drying, and aerating medical and surgical instruments, devices, and hard surfaces. Specialty chemical products are generally employed in the material processing systems or used for high risk and routine skin care, hard surface disinfection, and surgical preparation. STERIS infection prevention systems support cost containment, productivity increases, and risk reduction in a wide variety of healthcare, scientific, industrial, and research settings through process standardization, automatic monitoring and documentation, processing site flexibility, and reduction in processing time.

     One of the Company's well known product lines is STERIS SYSTEM 1(R), a complete system for just-in-time sterile processing at or near the site of patient care. SYSTEM 1 enables healthcare professionals to safely, easily, and economically sterilize immersible surgical and diagnostic devices between patient procedures in less than thirty minutes. The use of SYSTEM 1 also eliminates time consuming transportation to and from central processing sites. Customers are able to use delicate, expensive, heat-sensitive devices and instrument sets many times per day without compromising sterilization standards.

     STERIS SYSTEM 1 consists of a tabletop microprocessor-controlled unit, a patented, proprietary, single-use sterilant, and multiple adapter trays and containers. Installation requirements are tap water, electricity, and a drain. STERIS 20(TM), the sterilant component of SYSTEM 1, combines a powerful chemical biocidal agent with a proprietary anti-corrosion formulation to provide low temperature destruction of microorganisms. The STERIS process significantly reduces processing time and safety concerns associated with conventional low temperature sterilization and disinfection systems. SYSTEM 1 has particular appeal in the increasingly decentralized delivery of therapeutic patient services where capitated costs and standardized outcomes are emphasized. Since commercially introducing SYSTEM 1 in November 1988, the Company has produced over 17,000 SYSTEM 1 units for thousands of healthcare facilities, including hospitals, medical centers, ambulatory facilities, and physician offices in major markets throughout the world.

     Sales of STERIS 20 Sterilant Concentrate, the proprietary consumable component of STERIS SYSTEM 1, continued to grow faster than overall sales. We estimate that our Customers have now safely processed approximately 200 million surgical and diagnostic devices in STERIS SYSTEM 1.

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

     Recognized for years as the industry standard in large and medium scale, high quality hardware systems and related service, the Amsco(R) brand represents a leading choice in infection prevention and surgical support. Amsco brand products include thermal and low temperature gaseous sterilization systems, cleaning and decontamination systems, accessories, and related consumables that are used to prevent the spread of infectious diseases and reduce microbial contamination.

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

     In fiscal 1999, the FDA cleared the STERIS System 2S(TM) for marketing. STERIS System 2S is a self-generating steam sterilizer that is particularly well suited for the alternate healthcare and research laboratory markets. The needs for the costly installation of steam lines and the purchase of a separate steam generator are eliminated. This product is now available for sale in both the US and international markets.

     In addition to thermal sterilization systems, the Company manufactures low temperature ethylene oxide (EO) gas sterilizers which provide Customers the capability to sterilize heat sensitive medical devices in a safe, controlled processing environment. Each sterilization system includes an advanced microprocessor-based control system which monitors cycle parameters and provides the Customer a permanent record of each sterilization cycle. The Company's leading ethylene oxide gas sterilization system, the Amsco 3017(TM) 100% EO Sterilizer/Aerator, utilizes a proprietary, single-use sterilant cartridge and includes a built-in exhaust system.

     STERIS develops, manufactures, and distributes infection prevention consumables and supplies that are used to prevent the spread of infectious diseases and to monitor sterilization and decontamination processes. STERIS consumable products offer quality choices for infection and contamination prevention in the following categories: Instrument Cleaning and Decontamination Systems; High Risk and Routine Skin Care Products; Hard Surface Disinfectants; and Surgical Scrubs. STERIS quality assurance products to monitor sterilization processes include over 300 sterility assurance and sterility maintenance products for the worldwide healthcare market, including: Protective and Decontamination Packaging; Biological Monitoring Systems; Barrier Wraps; Integrator/Indicator Monitoring Systems; and Record Keeping Systems.

     The Company's Health Care product line also includes general and specialty surgical tables, surgical and examination lights, operating room (OR) storage cabinets, fluid waste management systems, warming cabinets, scrub sinks, and other complementary products and accessories for hospital and non-hospital applications. The Company's versatile surgical table product line includes powered and manual general surgical tables and an orthopedic specialty table. A wide variety of general and specialty surgical procedures are accommodated through the use of attachable accessories which increase the versatility of the tables. The Company produces and sells its own line of accessories, as well as accessories manufactured by outside sources.

     The Company's illumination and space management systems are designed for a wide variety of locations where diagnostic and therapeutic procedures are performed, including the emergency room, general surgery suite, OB/GYN suite, ICU/CCU suite, and ambulatory surgery suite. The lighting products combine optical performance with positioning flexibility that accommodate the surface and cavity illumination needs of virtually all types of surgical procedures. The Company's SurgiVision(TM) Surgical Lighting and Video System combines high quality illumination with a technically advanced video system to provide innovative and cost-effective systems for both acute care and non-acute care Customers. The Company's products range from major surgical lights to minor examination lights, and include the Orbiter(R) line of ceiling management products for the operating room and critical care markets.

     During fiscal 1999, STERIS entered into a joint development agreement with Computer Motion, Inc. to develop and market voice controlled operating room systems. The strategic alliance will integrate Computer Motion's HERMES(TM) Control Center with STERIS's operating room equipment. Under this arrangement, Computer Motion and STERIS will develop the software and hardware necessary to make STERIS's products HERMES-Ready(TM). STERIS will purchase HERMES software and hardware from Computer Motion on an OEM basis for final sale to its Customers. Pending regulatory market clearance, STERIS will market HERMES voice control capabilities as a value-added option on its current and future operating room tables, lights, and surgical cameras.

     The Company's Health Care product line includes SafeCycle(R) 40, a self-contained, high volume fluid waste management system designed for the collection, containment, transport, and safe disposal of potentially infectious fluid waste generated during surgical and diagnostic procedures. The system eliminates the need for up to thirteen three-liter suction canisters while significantly reducing the possibility of human exposure to biologically contaminated fluids.

     SCIENTIFIC AND INDUSTRIAL. Scientific and Industrial contamination prevention and control products and services are used in the pharmaceutical, biotechnology, medical device, research, food, and industrial markets worldwide. These products and services assist Customers in assuring sterility and other microbial reduction processes according to worldwide regulatory and validation requirements. The Company provides complete contamination prevention systems including steam sterilization, liquid sterilization, electron-beam, gamma radiation, vaporized hydrogen peroxide, and EO systems; high purity water systems and lyophilizers (freeze drying systems); high level disinfection and surface decontamination systems; and monitoring products.

     High temperature sterilizers used by Scientific and Industrial Customers range from standard table top and mid-sized units to large room-sized custom installed units. The Company's line of low temperature infection control equipment ranges from high level disinfectants to vaporized hydrogen peroxide (VHP(R)) sterilizers. All of the Company's GMP (Good Manufacturing Practices) systems are designed in accordance with the latest U.S. Pharmacopeia XXIII and European Pharmacopoeia 3rd Edition requirements. Demand is fueled by the level of scientific research and production, particularly in the pharmaceutical and medical device industries.

     STERIS's Scientific and Industrial Group provides contract sterilization and microbial reduction services to manufacturers of pre-packaged products, including healthcare and consumer products. During fiscal 1998, STERIS acquired Isomedix, Inc., a leading North American provider of contract sterilization and microbial reduction services for manufacturers and producers of medical and non-medical products.

     STERIS established a Food Safety Division to help Customers meet the growing consumer and regulatory demands for improved food safety. The irradiation services of the Isomedix subsidiary recently gained media attention with the December 1997 approval by the FDA of the irradiation ("cold pasteurization") of red meat. The increased emphasis on food safety, supported by the U.S. government's new Food Safety Initiative, presents new business opportunities for STERIS because of our extensive portfolio of antimicrobial technologies, systems, products, and services. STERIS has a network of eleven gamma facilities and six ethlyene oxide facilities (four of which are combined gamma/ethylene oxide) in the United States and Canada. A new electron-beam facility in Illinois began operations in fiscal 1999.

MANUFACTURING

     The Company manufactures, assembles, and packages products in Erie, Pennsylvania; Medina, Ohio; Mentor, Ohio; Montgomery, Alabama; Research Triangle Park, North Carolina; St. Louis, Missouri; Cologne, Germany; Helsinki, Finland; Quebec City, Canada; Stockholm, Sweden; and Sydney, Australia. Each of the production facilities focuses on particular processes and products. All of the Company's equipment production facilities throughout the world are ISO 9001 certified. These factories and production facilities supply products to both Health Care and Scientific and Industrial Customers.

     Raw materials, sub-assemblies, and other components essential to the Company's business are readily available within the lead times specified to vendors. The supply of such raw materials has posed no significant problem in the operation of the Company's business. All major raw materials are available from multiple sources, both domestic and foreign.

FOREIGN OPERATIONS

     The Company's foreign operations are subject to the usual risks that may affect such operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions, and foreign government-sponsored boycotts of the Company's products or services for noncommercial reasons. Most of the identifiable assets associated with the Company's foreign operations are located in countries where the Company believes such risks to be minimal. For certain financial information regarding the Company's international operations, see Note K-Business Segment Information to the accompanying consolidated financial statements on page 29 of this Form 10-K.

MARKETS AND METHODS OF DISTRIBUTION

     STERIS has, as of March 31, 1999, over 1,000 direct field sales and service representatives in North America. The representatives reside in metropolitan market areas throughout the U.S. and Canada. Sales and service activities are supported by a staff of regionally based clinical specialists, systems planners, corporate account managers, and an in-house Customer service and field support department.

     Customer training is an important aspect of the STERIS business. In addition to training at Customer locations, STERIS provides a variety of courses for Customers at the Company's training and education center. The programs enable Customer representatives to understand the science, technology, and operation of STERIS products. Many of the Operator Training Programs are approved by professional certifying organizations to offer contact hours for continuing education to eligible course participants. The first program was implemented in July 1991, and, as of March 31, 1999, approximately 15,000 Customer representatives, primarily nurses, department managers, and biomedical engineers, have received training at STERIS training and education centers.

     The Company has adopted a strategy focused on employing direct sales, service, and support personnel in developed international markets while contracting with distributors in other selected markets. STERIS currently has sales offices in Belgium, Canada, Costa Rica, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Mexico, the Netherlands, Puerto Rico, Singapore, Spain, Sweden, and the United Kingdom. STERIS has distribution agreements with medical supply distributors in Australia, and various countries in North and South America, Asia, Europe, and the Middle East.

     The Company believes that one of its strengths is its broad Customer base with no single Customer accounting for more than two percent of sales during the fiscal year ended March 31, 1999. Customers who are part of a buying group generally make individual purchasing decisions and are invoiced directly by the Company.

COMPETITION

     A number of methodologies and commercial products are available for general sterilization purposes. Getinge/Castle, Advanced Sterilization Products (Johnson & Johnson), and 3M Corporation are well-known U.S. companies offering products for general sterilization and disinfection. Skytron (division of KMW Group, Inc.), Getinge/Castle, Maquet and Midmark are competitors in providing general surgical tables. Berchtold Corporation, ALM Surgical Equipment, Inc., Heraeus Surgical, Inc., Hill-Rom and Skytron are competitors in major surgery OR light products. Competitors in sterility assurance products include Kimberly-Clark Corporation, 3M Healthcare, and Allegiance (Cardinal Health). Competitors in environmental and instrument decontamination products include Getinge/Castle, Ecolab Inc., and Allegiance. The Company's high risk and routine skin care products compete against the products of Ecolab, Provon (Gojo), and SaniFresh (Kimberly-Clark). Allegiance, Becton Dickinson, Ecolab, and Purdue Frederick are competitors in providing surgical scrubs. Competitors in the OEM service business are local and in-hospital service groups. In contract sterilization, the Company primarily competes with Griffith Micro Science (a business unit of Ion Beam Applications), SteriGenics International, Inc., and companies that sterilize products in-house. The primary competitor for the Company's Scientific and Industrial sterilization systems is Getinge/Castle.

     In the surgical support market the United States Food and Drug Administration ("FDA") has reclassified certain products from a Device II (which require a 510(k) application) to a Device I classification which lessens the requirements for new products. The lower regulatory barriers could accelerate new product introductions for the Company as well as improve the ability of foreign competitors to introduce products into the U.S. market and as a result increase competition.

     Competition in the product markets served by the Company is based upon product design and quality, product innovation, and product serviceability that results in the greatest overall value to the Customer. In addition, there is significant price competition among various instrument preparation processes and services.

     Several smaller, early-stage companies are believed to be working with a variety of technologies and sterilizing agents, including microwave, ozone, plasma, chlorine dioxide, peracids, and formaldehyde. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination.

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

GOVERNMENT REGULATION

     Many of the Company's products and manufacturing processes are subject to regulation by the United States Food and Drug Administration ("FDA"), the United States Environmental Protection Agency ("EPA"), the United States Nuclear Regulatory Commission, and other governmental authorities. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures. Many products offered for sale in Europe must meet CE mark requirements, and must be manufactured in accordance with ISO 9001 and

EN 46001 certification requirements. The Company's products are also subject to review or certification by various non-governmental certification authorities, including Underwriter's Laboratories, Canadian Standards Association, British Standards Institute, and TUV/VDE (Europe). Compliance with the regulations and certification requirements of domestic and foreign government regulatory and certification authorities may delay or prevent product introductions, require additional studies or tests prior to product introduction, require product modifications, recalls, or mandate cessation of production and marketing of existing products. The cost of compliance with applicable regulations represents a considerable expense, and significant changes in such regulations or their interpretation could have a material adverse impact.

     In the United States, the FDA regulates the introduction, manufacturing, labeling, and record keeping procedures for medical devices and drugs. The FDA regulates the majority of products manufactured by the Company, through marketing clearance, pre-market approvals, new drug approvals, or compliance with established monographs. The process of obtaining marketing clearance from the FDA for new products, new applications for existing products, and changes to existing products can be time-consuming and expensive. In addition, whether separate marketing clearance is required under applicable regulations for any particular product is often a matter of interpretation and judgment. There is no assurance that marketing clearances will be granted, that the FDA will agree or continue to agree with all judgments made from time to time by the Company with respect to whether or not marketing clearance is required for any particular new or existing product, or that the FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or applications for existing products. Similar approvals by comparable agencies are required in most countries. Foreign regulatory requirements may vary widely from country to country. The time required to obtain market clearance from a foreign country may be longer or shorter than that required by the FDA or other agencies, and clearance or approval or other product requirements may differ.

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

     The FDA, various state agencies, and foreign regulatory agencies also have the right to inspect the Company's facilities from time to time to determine whether the Company is in compliance with various regulations relating to the Quality Systems Regulations ("QSR"), validation, testing, quality control, and product labeling. In complying with QSR, manufacturers must continue to expend time, money, and effort in the areas of production and quality control in order to ensure full regulatory compliance.

     Failure to comply with any applicable regulatory requirements could result in sanctions being imposed on the Company, including warning letters, injunctions, civil money penalties, failure of the FDA or comparable foreign agencies to grant pre-market clearance or pre-market approval of medical devices, product recalls, operating restrictions, and, in extreme cases, criminal sanctions.

     In addition, the Company is and may be subject to regulation under state, federal, and foreign law regarding occupational safety, environmental protection, and hazardous and toxic substance control, and to other present and possible future local, state, federal, and foreign regulation. The gamma irradiation and ethylene oxide sterilization activities of the Company produce virtually no harmful solid, liquid, or gaseous effluents or pollutants.

     The Company believes that it is currently in conformity in all material respects with applicable regulatory requirements. The Company has received licenses and permits it believes necessary to conduct its current manufacturing and contract sterilization business and believes that it will be able to obtain any permits necessary for the future conduct of its manufacturing and contract sterilization business. The Company is committed to maintaining compliance with applicable FDA, EPA, and other governmental laws, regulations and nongovernmental certification authorities.

EMPLOYEES

     As of March 31, 1999, the Company employed 4,744 Associates (employees). Management considers its relations with its Associates to be good. During fiscal 1999, STERIS and various union locals announced the early negotiation and ratification of new collective bargaining agreements, each of which extend for eight or more years. The new contracts were reached with UAW Local 832 and IAM Local 1968, District Lodge 116, at the STERIS Erie plant, Teamsters Local 688 at the St. Louis plant, and IUE Local 823 at the St. Louis plant. The progressive contracts enhance overall productivity, efficiency, cost control, and future job opportunities.

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

     Research activities are important to the Company's business. The costs of the Company's research activities relating to the discovery and development of new products and the improvement of existing products amounted to $24.8 million, $23.9 million, and $22.0 million in fiscal years 1999, 1998, and 1997, respectively. These costs are charged directly to income in the year in which incurred.

     As of March 31, 1999, the Company held 234 U.S. patents and 333 foreign patents with expiration dates ranging from 1999 to the year 2017. In addition, the Company, as of March 31, 1999, had 93 U.S. patents and 197 foreign patents pending.

     The Company also considers its various trademarks to be valuable in the marketing of its products. The Company has a total of 779 trademark registrations in the United States and in various foreign countries in which the Company does business.

ITEM 2.  PROPERTIES

     At March 31, 1999, the Company operated 23 manufacturing, distribution, and engineering facilities comprising approximately 2.4 million square feet. Substantially all such facilities are owned. Seventeen of these sites are located in the United States, with the others located in Australia, Canada, Finland, Germany, and Sweden. Management believes that its facilities are adequate for operations and are maintained in good condition. At March 31, 1999, the Company leased or owned sales, service and support offices in 18 countries. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to Note J-Contingencies to the accompanying consolidated financial statements on page 29 of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's 1999 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

                NAME                   AGE                      POSITION
                ----                   ---                      --------
Bill R. Sanford......................  55    Chairman of the Board of Directors, President,
                                             and Chief Executive Officer
Michael A. Keresman, III.............  41    Senior Vice President and Chief Information
                                             Officer
Thomas J. Magulski...................  54    Senior Vice President
David C. Dvorak......................  35    Vice President, General Counsel, and Secretary
William A. O'Riordan.................  40    Vice President
Paul A. Zamecnik.....................  39    Vice President

     The following is a brief account of the business experience during the past five years of each such executive officer:

          BILL R. SANFORD serves as Chairman of the Board of Directors, President, and Chief Executive Officer. He joined the Company April 1, 1987.

          MICHAEL A. KERESMAN, III serves as a Senior Vice President and Chief Information Officer. He joined the Company in January 1988 as Director of Finance and has held positions as Chief Financial Officer, Vice President of Finance, Vice President of Finance and Administration, Vice President of Finance and Operations, Secretary, and Vice President of Business Development.

          THOMAS J. MAGULSKI serves as a Senior Vice President and Group President of the Scientific & Industrial Group. He joined the Company in January 1999. Mr. Magulski served as an outside member of the STERIS Corporation Board of Directors since 1989. Mr. Magulski served as President and Chief Operating Officer of Versa Technologies, Inc., a manufacturer of custom engineered components and systems, from 1993 to 1998.

          WILLIAM A. O'RIORDAN serves as Vice President and Group President of the Health Care Group. He joined the Company in 1991 and has served as Division Vice President -- Customer Support, Vice President -- Operations, Group Vice President -- Customer Support and Corporate Vice President -- Global Operations. He became Group President in April 1999.

          DAVID C. DVORAK serves as Vice President, General Counsel, and Secretary. He joined the Company in June 1996. Prior to joining the Company, Mr. Dvorak served as an attorney with Thompson Hine & Flory LLP from 1994 to 1996, and with Jones, Day, Reavis & Pogue from 1991 to 1994.

          PAUL A. ZAMECNIK serves as Vice President and Group President of the Product Systems Group. He joined the Company in July 1992 as Director of Marketing and was appointed Vice President with responsibility for Regulatory Affairs and Quality Systems in November 1993. He became Group President in January 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION AND DIVIDENDS

     The Company's Common Shares are traded on the New York Stock Exchange under the symbol "STE." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Shares.

                                                           QUARTERS ENDED
                                         --------------------------------------------------
                                         MARCH 31    DECEMBER 31    SEPTEMBER 30    JUNE 30
                                         --------    -----------    ------------    -------
FISCAL 1999
  High.................................   $35.06       $29.00          $35.94       $33.50
  Low..................................    25.00        18.50           22.59        25.44

FISCAL 1998
  High.................................   $30.50       $25.13          $22.06       $19.50
  Low..................................    22.66        16.13           17.19        11.75

     The Company has not paid any cash dividends on its Common Shares since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company has entered into a credit agreement which includes operational conditions and financial ratio covenants that, in certain circumstances, could limit the Company's ability to pay dividends. The Company currently intends to retain all of its earnings for the operation and expansion of its businesses. At May 28, 1999, there were approximately 2,024 holders of record of the Company's Common Shares.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        YEARS ENDED MARCH 31
                                      --------------------------------------------------------
                                      1999(1)     1998(1)     1997(1)     1996(2)     1995(2)
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONAL DATA:
  Net revenue.......................  $797,611    $719,656    $587,852    $534,612    $545,752
  Gross profit......................   368,591     324,558     231,845     202,701     204,824
  Non-recurring expenses............                            90,831                  26,996
  Income (loss) from operations.....   136,379     112,614      (6,487)     69,731      38,645
  Income (loss) from continuing
     operations.....................    84,854      65,496     (30,606)     40,790      15,736
  Loss from discontinued
     operation......................                                                   (51,658)
  Loss on the extinguishment of
     debt...........................                                                    (1,655)
                                      --------    --------    --------    --------    --------
  Net income (loss).................  $ 84,854    $ 65,496    $(30,606)   $ 40,790    $(37,577)
                                      ========    ========    ========    ========    ========
  Income (loss) per Common Share --
     basic
     From continuing operations.....  $   1.24    $   0.96    $  (0.45)   $   0.63    $   0.25
     From discontinued operation....                                                     (0.83)
     From extinguishment of debt....                                                     (0.03)
                                      --------    --------    --------    --------    --------
     Net income (loss)..............  $   1.24    $   0.96    $  (0.45)   $   0.63    $  (0.61)
                                      ========    ========    ========    ========    ========
     Shares used in computing net
       income (loss) per
       share -- basic...............    68,200      67,898      67,356      65,022      62,048

Income (loss) per Common Share --
  diluted
  From continuing operations........  $   1.20    $   0.93    $  (0.45)   $   0.59    $   0.23
  From discontinued operation.......                                                     (0.77)
  From extinguishment of debt.......                                                     (0.02)
                                      --------    --------    --------    --------    --------
  Net income (loss).................  $   1.20    $   0.93    $  (0.45)   $   0.59    $  (0.56)
                                      ========    ========    ========    ========    ========
  Shares used in computing net
     income (loss) per
     share -- diluted...............    70,592      70,224      67,356      69,714      67,072

BALANCE SHEET DATA:
  Working Capital...................  $236,260    $174,678    $143,734    $231,996    $177,470
  Total assets......................   865,996     728,069     539,455     592,697     535,454
  Long-term debt....................   221,500     152,879      35,879     102,631     103,585
  Total liabilities.................   430,059     369,117     244,739     288,638     297,645
  Total shareholders' equity........   435,937     358,952     294,716     304,059     237,809

---------------
(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Includes the combined results of STERIS and Amsco on a pooling-of-interests basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     Net revenues increased by 10.8% to $797.6 million in fiscal 1999 from $719.7 million in fiscal 1998. Health Care Group revenues increased by 9.0% to $597.1 million in fiscal 1999 from $547.8 million in fiscal 1998. Scientific & Industrial Group revenues increased 16.7% to $200.5 million in fiscal 1999 from $171.8 million in fiscal 1998. North America revenues for fiscal 1999 were $701.1 million, or 87.9% of total revenues, with $96.5 million, or 12.1%, from International markets. North America revenues for fiscal 1998 were $633.3 million, or 88.0% of total revenues, with $86.4 million, 12.0% from International markets. Revenues from consumables and services contributed $429.3 million, or 53.8%, of total revenues for fiscal 1999 compared to $359.6 million, or 50.0% in the prior year. The increase in net revenues was due principally to higher sales of capital equipment, consumable products, and services.

     The cost of products and services sold increased by 8.6% to $429.0 million in fiscal 1999 from $395.1 million in fiscal 1998. The cost of products and services sold as a percentage of net revenues was 53.8% in fiscal 1999 compared to 54.9% in fiscal 1998. The decrease in the cost of products and services sold as a percentage of net revenue for fiscal 1999 resulted principally from improved overhead absorption from volume increases, favorable changes in the mix of products sold, and the benefits from the restructuring of the acquired and merged businesses.

     Selling, informational, and administrative expenses increased in fiscal 1999 by 10.3% to $207.4 million from $188.0 million in fiscal 1998. The increase in expenses was attributable to the continued investments in customer support systems, information technology systems, and to support the increased level of business. The expenses as a percentage of net revenue decreased to 26.0% in fiscal 1999 from 26.1% in fiscal 1998.

     Research and development expenses increased by 3.9% to $24.8 million in fiscal 1999 from $23.9 million in fiscal 1998. Research and development expenses as a percentage of net revenues were 3.1% in fiscal 1999 compared to 3.3% in fiscal 1998.

     Interest expense increased by 72.1% to $10.7 million in fiscal 1999 from $6.2 million in the fiscal 1998. The increase was due to the additional borrowing under the Credit Facility principally for the purchase of acquired companies and funding the Company's share repurchase plan.

     Income tax expense decreased to 33.3% of pretax income in fiscal 1999 from 39.0% of pretax income in fiscal 1998. The decrease was due to recent events which enabled STERIS to capitalize on its previously implemented tax planning strategies and the effective integration of its previously acquired businesses. A significant component of the decrease was a one-time $6.0 million reduction in the income tax accruals. Excluding the one-time reduction, the effective income tax rate decreased to 38.0% of pretax income in fiscal 1999 from 39.0% of pretax income in fiscal 1998.

     Net income for fiscal 1999 increased by 29.6% to $84.9 million ($1.20 per diluted share) from $65.5 million ($.93 per diluted share) in fiscal 1998.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     Net revenues increased by 22.4% to $719.7 million in fiscal 1998 from $587.9 million in fiscal 1997. Health Care Group revenues increased by 22.0% to $547.8 million in fiscal 1998 from $449.2 million in fiscal 1997. Scientific & Industrial Group revenues increased 23.9% to $171.8 million in fiscal 1998 from $138.7 million in fiscal 1997. North America revenues for fiscal 1998 were $633.3 million, or 88.0% of total revenues, with $86.4 million, or 12.0%, from International markets. North America revenues for fiscal 1997 were $522.9 million, or 88.9% of total revenues, with $65.0 million, 11.1% from International markets. Revenues from consumables and services contributed $359.6 million, or 50.0%, of total revenues for fiscal 1998 compared to $282.8 million, or 48.1% in the prior year. The increase in net revenues was due principally to higher sales of capital equipment and consumable products as well as higher Scientific and Industrial revenues through the acquisition of Isomedix. (See Note-A -- Accounting Policies -- Business Combinations to the accompanying consolidated financial statements on page 22 of this Form 10-K.) In addition to higher sales of previously existing products, a portion of the increase in sales of consumable products was a result of the full year effect of the December 1996 acquisition of the assets of the infection prevention and contamination prevention businesses of Calgon Vestal Laboratories, and the fiscal second quarter 1997 acquisition of Surgicot, Inc., a manufacturer and supplier of biological and chemical sterile process monitors, sterilization wraps and pouches, and other quality assurance products. Revenues related to the Health Care and Scientific and Industrial classifications each include revenues from capital equipment, consumable products, and services.

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

     Non-recurring charges of $81.3 million net of tax ($90.8 million pre-tax), or $1.22 per share, were recorded in the 1997 fiscal first quarter for costs connected to the Amsco Merger. The charges include transaction costs of $15.0 million and restructuring charges of $66.3 million net of tax.

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

     Excluding the effect of non-recurring items, income increased by 29.2% to $65.5 million ($.93 per diluted share) in fiscal 1998 from $50.7 million ($.71 per diluted share) in fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had $23.7 million in cash and cash equivalents, compared to $17.2 million of cash, cash equivalents, and marketable securities at March 31, 1998. The increase was primarily a result of net cash provided by operating and financing activities, offset by net cash used in investing activities.

     At March 31, 1999, the Company had accounts receivable of $230.3 million, compared to $204.0 million at March 31, 1998. The increase was primarily attributed to increased revenues in the fourth quarter fiscal 1999 compared to the fourth quarter fiscal 1998.

     At March 31, 1999, the Company had inventory of $99.3 million, compared to $83.1 million at March 31, 1998. The increase was necessary to support the increase in product sales.

     Property, plant, and equipment increased by 28.6% to $372.4 million as of March 31, 1999, compared to $289.7 million at March 31, 1998. The increase was due primarily to the increases resulting from the investment in information systems, plant and equipment, facility renovations, and acquired businesses that were accounted for using the purchase method of accounting.

     Intangibles increased by 16.7% to $280.8 million as of March 31, 1999, compared to $240.5 million at March 31, 1998. The change resulted primarily because of an increase related to goodwill and intangibles of acquired companies.

     Net deferred income tax assets decreased by 34.9% to $19.1 million as of March 31, 1999, compared to $29.3 million at March 31, 1998. The decrease was due primarily to the recognition of amounts for tax purposes during fiscal 1999 that were previously recognized for financial reporting purposes.

     Current liabilities decreased by 5.0% to $157.1 million as of March 31, 1999, compared to $165.4 million at March 31, 1998. Accruals for warranty and product upgrade costs declined during fiscal 1999 principally because of changes in the delivery of warranty service and the ending of product upgrade programs.

     Other liabilities were $48.6 million as of March 31, 1999, compared to $50.8 million of the same at March 31, 1998.

     On January 26, 1999, STERIS entered into a $400 million Credit Facility, which replaced the prior revolving Credit Facility. The new Credit Facility includes an unsecured revolver of $250 million which matures January 26, 2002. The remaining $150 million is an unsecured 364 day facility maturing on January 25, 2000, which can be extended annually for 364 days. The new $400 million Credit Facility may be used for general corporate purposes and will bear interest at either KeyBank National Association's prime rate or LIBOR rates plus
 .325 percent to .700 percent, which amounted to 5.4 percent and 6.0 percent at March 31, 1999 and 1998, respectively. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. As of March 31, 1999, $28 million could be used for dividend distributions under these provisions.

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

CONTINGENCIES

     For a discussion of contingencies, see Note J to the consolidated financial statements.

YEAR 2000 DATE CONVERSION

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

     The Company's year 2000 program activities include the identification of affected hardware and software, the development of a plan for remediating those systems in the most effective manner, the execution of that plan, which includes continuous testing, and the monitoring of the program's success. Although various locations are at differing stages of readiness with respect to the various focus areas, the identification and plan development phases of the project are substantially completed. The Company is well underway in the execution phase and anticipates completing the majority of the program by mid-year 1999 although certain applications will be completed throughout the second half of 1999. Continuous review and testing are being conducted throughout all phases of the program to help ensure that compliance is achieved and maintained as the year 2000 approaches.

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

     As part of the year 2000 program, contingency plans are being formalized as the target date for completion approaches. Business disruption scenarios are currently being identified and appropriate strategies are being evaluated in the development of these various plans. The Company is in the process of developing contingency plans (e.g., the selection of alternative suppliers) to address the potential business disruption scenarios that are being identified.

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

     Based on assessments completed to date and compliance plans in process, the Company believes that it has an effective program in place to resolve the year 2000 challenges in a timely manner and the Company does not expect that the year 2000 issues will have a material effect on its business operations or results of operations. However, satisfactory completion of the program may not prevent business disruptions resulting from actions of critical suppliers and Customers. Such disruptions would impair the Company's ability to obtain necessary materials for production or sell products to Customers. If such disruptions occurred, the Company may experience lost or delayed sales and profits depending on the duration of the disruptions. Key aspects of the program are addressing potential uncertainties but the Company's ability to be fully confident of conditions related to third parties is limited. Currently, the Company cannot reasonably estimate the amount of potential lost or delayed sales and profits.

EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union (EMU) began a three-year transition phase during which a common currency called the Euro was adopted as their legal currency. The Euro began trading on currency exchanges and is available for non-cash transactions. During the transition period, parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The conversion rates between the existing legacy currencies and the Euro were fixed on January 1, 1999. The legacy currencies will remain legal tender for cash transactions between January 1, 1999, and January 1, 2002, at which time all legacy currencies will be withdrawn from circulation and the new Euro denominated bills and coins will be used for cash transactions.

     The Company has several operations within the eleven participating countries that will be utilizing the Euro as their local currency in 1999. Additionally, the Company's operations in other European countries and elsewhere in the world will be conducting business transactions with Customers and suppliers that will be denominated in the Euro. Euro denominated bank accounts have been established to accommodate Euro transactions. The Company's exposure to changes in foreign exchange rates may also be reduced as a result of the Euro conversion.

     The Company has established plans to review strategic and tactical areas arising from the Euro conversion. Immediate efforts have been focused on aspects of the Euro conversion that required adjustment or compliance by January 1, 1999, and for conducting Euro-denominated business during 1999. These aspects included transacting business in the Euro, the competitive impact on product pricing, and adjustments to billing systems to handle parallel currencies. The Company has determined that these systems have the capability to handle Euro transactions and is currently in a position to transact business in Euros. Continuing analysis and development efforts will help ensure that the implementation of the Euro meets the timetable and regulations established by the EMU.

     Based on current estimates, the Company does not expect the costs incurred to address the Euro will have a material impact on its financial condition or results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Based on March 31, 1999 debt levels, a 1% change in interest rates would impact interest expense by approximately $1.6 million annually. Additionally, the Company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. The Company does not consider the market risk associated with its international operations to be material. The Company does not use derivative financial instruments for hedging or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
STERIS Corporation

     We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Cleveland, Ohio
April 26, 1999

                      STERIS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    MARCH 31
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  23,680    $ 17,172
  Accounts receivable (net of allowances of $6,000 and
     $6,780, respectively)..................................    230,346     203,992
  Inventories...............................................     99,279      83,149
  Deferred income taxes.....................................     21,910      23,609
  Prepaid expenses and other assets.........................     18,182      12,154
                                                              ---------    --------
TOTAL CURRENT ASSETS........................................    393,397     340,076
Property, plant, and equipment..............................    372,386     289,658
Accumulated depreciation....................................   (111,105)    (84,366)
                                                              ---------    --------
  Net property, plant, and equipment........................    261,281     205,292
Intangibles.................................................    280,750     240,488
Accumulated amortization....................................    (72,499)    (66,516)
                                                              ---------    --------
  Net intangibles...........................................    208,251     173,972
Deferred income taxes.......................................          0       5,710
Other assets................................................      3,067       3,019
                                                              ---------    --------
TOTAL ASSETS................................................  $ 865,996    $728,069
                                                              =========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term indebtedness.................  $   2,200    $  2,200
  Accounts payable..........................................     47,431      37,213
  Accrued expenses and other................................    107,506     125,985
                                                              ---------    --------
TOTAL CURRENT LIABILITIES...................................    157,137     165,398
Long-term indebtedness......................................    221,500     152,879
Deferred income taxes.......................................      2,810           0
Other liabilities...........................................     48,612      50,840
                                                              ---------    --------
TOTAL LIABILITIES...........................................    430,059     369,117
Shareholders' equity:
  Serial preferred shares, without par value, 3,000 shares
     authorized; no shares outstanding
  Common Shares, without par value, 300,000 shares
     authorized; issued and outstanding shares of 67,956 at
     March 31, 1999 and 68,021 at March 31, 1998, excluding
     523 and 458 treasury shares, respectively..............    222,946     230,477
Retained earnings...........................................    219,863     135,009
Cumulative translation adjustment...........................     (6,872)     (6,534)
                                                              ---------    --------
TOTAL SHAREHOLDERS' EQUITY..................................    435,937     358,952
                                                              ---------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $ 865,996    $728,069
                                                              =========    ========

See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED MARCH 31
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Net revenues...............................................  $797,611    $719,656    $587,852
Cost of products sold......................................   429,020     395,098     356,007
                                                             --------    --------    --------
GROSS PROFIT...............................................   368,591     324,558     231,845
Cost and expenses:
  Selling, informational, and administrative...............   207,375     188,030     125,515
  Research and development.................................    24,837      23,914      21,986
  Non-recurring items......................................                            90,831
                                                             --------    --------    --------
                                                              232,212     211,944     238,332
                                                             --------    --------    --------
INCOME (LOSS) FROM OPERATIONS..............................   136,379     112,614      (6,487)
Interest expense...........................................   (10,736)     (6,239)     (2,919)
Interest income and other..................................     1,553         980       4,544
                                                             --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES..........................   127,196     107,355      (4,862)
Income taxes...............................................    42,342      41,859      25,744
                                                             --------    --------    --------
NET INCOME (LOSS)..........................................  $ 84,854    $ 65,496    $(30,606)
                                                             ========    ========    ========
NET INCOME (LOSS) PER SHARE -- BASIC.......................  $   1.24    $   0.96    $  (0.45)
                                                             ========    ========    ========
NET INCOME (LOSS) PER SHARE -- DILUTED.....................  $   1.20    $   0.93    $  (0.45)
                                                             ========    ========    ========

See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEARS ENDED MARCH 31
                                                            ----------------------------------
                                                              1999         1998         1997
                                                            ---------    ---------    --------
OPERATING ACTIVITIES
Net income (loss).........................................  $  84,854    $  65,496    $(30,606)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization...........................     33,279       24,202      18,681
  Deferred income taxes...................................     14,000        7,446     (12,173)
  Non-recurring items.....................................                              55,944
  Other items.............................................     (1,252)      (5,577)       (664)
  Changes in operating assets and liabilities:
     Accounts receivable..................................    (22,654)     (31,945)    (33,559)
     Inventories..........................................    (12,998)     (11,311)      5,086
     Other assets.........................................     (5,229)         368       2,645
     Accounts payable and accruals........................    (25,541)     (36,686)     10,932
                                                            ---------    ---------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................     64,459       11,993      16,286
INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents......    (77,286)     (39,181)    (20,468)
Proceeds from sales of assets.............................                  43,084
Investment in businesses, net of cash acquired............    (41,457)    (126,505)    (82,586)
Proceeds from notes receivable............................                               8,438
Purchases of marketable securities........................                              (6,970)
Proceeds from sales of marketable securities..............                   2,977      13,231
                                                            ---------    ---------    --------
NET CASH USED IN INVESTING ACTIVITIES.....................   (118,743)    (119,625)    (88,355)
FINANCING ACTIVITIES
Payments on long term obligations.........................   (206,339)      (4,512)   (106,802)
Borrowing under line of credit............................    275,000      110,000      40,000
Purchase of treasury shares...............................    (17,697)     (10,051)    (11,418)
Stock option and other equity transactions................     10,166        9,250      32,945
                                                            ---------    ---------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......     61,130      104,687     (45,275)
Effect of exchange rate changes on cash and cash
  equivalents.............................................       (338)        (459)     (2,869)
                                                            ---------    ---------    --------
Increase (decrease) in cash and cash equivalents..........      6,508       (3,404)   (120,213)
Cash and cash equivalents at beginning of period..........     17,172       20,576     140,789
                                                            ---------    ---------    --------
Cash and cash equivalents at end of period................  $  23,680    $  17,172    $ 20,576
                                                            =========    =========    ========

See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                        COMMON SHARES                   CUMULATIVE        TOTAL
                                      ------------------    RETAINED    TRANSLATION    SHAREHOLDERS
                                      NUMBER     AMOUNT     EARNINGS     AND OTHER        EQUITY
                                      ------    --------    --------    -----------    ------------
BALANCE AT APRIL 1, 1996............  65,972    $209,751    $100,119      $(5,811)       $304,059
Net loss............................                         (30,606)                     (30,606)
Foreign currency translation
  adjustment (including taxes of
  $1,545)...........................                                       (2,869)         (2,869)
                                                                                         --------
Comprehensive loss..................                                                      (33,475)
Stock options exercised.............  2,897       27,807                                   27,807
Tax benefit of stock options
  exercised.........................               5,138                                    5,138
Treasury shares purchased...........   (900)     (11,418)                                 (11,418)
Amortization of Restricted Stock
  Award and options issued at a
  discounted price..................                                        2,605           2,605
                                      ------    --------    --------      -------        --------
BALANCE AT MARCH 31, 1997...........  67,969     231,278      69,513       (6,075)        294,716
Net income..........................                          65,496                       65,496
Foreign currency translation
  adjustment (including taxes of
  $247).............................                                         (459)           (459)
                                                                                         --------
Comprehensive income................                                                       65,037
Stock options exercised.............    652        6,584                                    6,584
Tax benefit of stock options
  exercised.........................               2,666                                    2,666
Treasury shares purchased...........   (600)     (10,051)                                 (10,051)
                                      ------    --------    --------      -------        --------
BALANCE AT MARCH 31, 1998...........  68,021     230,477     135,009       (6,534)        358,952
Net income..........................                          84,854                       84,854
Foreign currency translation
  adjustment (including taxes of
  $207).............................                                         (338)           (338)
                                                                                         --------
Comprehensive income................                                                       84,516
Stock options exercised.............    631        5,489                                    5,489
Other equity transactions...........      4          109                                      109
Tax benefit of stock options
  exercised.........................               4,568                                    4,568
Treasury shares purchased...........   (700)     (17,697)                                 (17,697)
                                      ------    --------    --------      -------        --------
BALANCE AT MARCH 31, 1999...........  67,956    $222,946    $219,863      $(6,872)       $435,937
                                      ======    ========    ========      =======        ========

See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

YEARS ENDED MARCH 31, 1999 AND 1998

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

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of any long-lived asset may warrant revision or that the remaining balance of the asset may not be recoverable. When factors indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related operation's cash flow from operations over the remaining life to determine recoverability.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

     The accounts of the Company's foreign subsidiaries are recorded in the currency of the country in which they operate. All balance sheet accounts except stockholders' equity are translated at current exchange rates, and revenue and expense items are translated at rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency financial statements, which amounted to $6,872 and $6,534 as of March 31, 1999 and 1998, respectively, represent other comprehensive income and are reflected in the cumulative translation adjustment component of stockholders' equity.

BUSINESS COMBINATIONS

     In late September 1998, the Company completed the acquisition of Hausted Inc. for cash. Hausted is a leading provider of mobile systems for surgical and diagnostic patient positioning and transport. The acquisition resulted in an increase in goodwill of $41,977. During the third quarter fiscal 1999, the Company acquired Detach AB. Detach AB, located in Sweden, possesses proprietary technology and produces innovative systems for the Company's scientific and industrial marketplace. These acquisitions were accounted for as purchase transactions and did not have a material effect on the operations of the Company.

     In September 1997, STERIS purchased the common shares of Isomedix Inc. in exchange for cash of $134,102. Isomedix is a leading provider of contract sterilization and microbial reduction services, with gamma irradiation, ethylene oxide, and electron-beam processing facilities across North America. The acquisition was accounted for using the purchase method of accounting and resulted in an increase in goodwill of $53,376. Following is an allocation of the purchase price:

Current assets..............................................  $ 21,633
Property, plant, and equipment..............................    94,546
Excess purchase price over net assets acquired..............    53,376
Other assets................................................     3,284
Current liabilities.........................................   (27,917)
Long-term debt..............................................    (7,900)
Deferred income taxes.......................................    (2,920)
                                                              --------
Total cost of acquisition...................................  $134,102
                                                              ========

                      STERIS CORPORATION AND SUBSIDIARIES

     The following unaudited pro forma results of operations assume the acquisition occurred on April 1, 1996. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

                                                              YEAR ENDED MARCH 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Net revenues................................................  $740,926    $633,085
                                                              ========    ========
Income (loss) from continuing operations....................  $ 65,393    $(30,873)
Income (loss) from discontinued operations..................       200      (2,394)
                                                              --------    --------
Net income (loss)...........................................  $ 65,593    $(33,267)
                                                              ========    ========
Income (loss) from continuing operations per
  share -- diluted..........................................  $   0.93    $  (0.46)
                                                              ========    ========
Net income (loss) per share -- diluted......................  $   0.93    $  (0.49)
                                                              ========    ========

     In July 1997, STERIS acquired the assets of Joslyn Sterilizer Corporation, a designer and manufacturer of high quality, high performance sterile processing systems based upon widely accepted steam and gas sterilization methodologies. The acquisition was accounted for using the purchase method of accounting and resulted in an increase in goodwill of $7,367.

     In late December 1996, STERIS completed the acquisition of the assets of the infection prevention and contamination prevention businesses of Calgon Vestal Laboratories from Bristol-Myers Squibb Company. The acquisition expanded STERIS's consumable product lines for surface cleaning and decontamination. The acquisition was accounted for using the purchase method of accounting and resulted in an increase in goodwill of $51,120.

     During the second quarter of fiscal 1997, STERIS acquired Surgicot, Inc., a privately held manufacturer and supplier of biological and chemical sterile process monitors, sterilization wraps and pouches, and other consumable infection prevention products for the health care and scientific markets. The acquisition was accounted for using the purchase method of accounting and resulted in an increase in goodwill of $3,795.

     On May 13, 1996, STERIS merged with Amsco International, Inc. ("Amsco") in a tax-free, stock-for-stock transaction (the "Amsco Merger"). The Amsco Merger has been accounted using the pooling-of-interests method and resulted in the issuance of approximately 30,400,000 STERIS Common Shares.

CASH EQUIVALENTS AND SUPPLEMENTAL CASH FLOW INFORMATION

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted exclusively of interest-bearing savings accounts and U.S. government securities.

     Supplemental disclosure of cash flow information follows:

                                                            YEARS ENDED MARCH 31
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Cash paid during the year for:
  Interest............................................  $ 8,942    $ 5,885    $ 6,130
  Income taxes........................................  $20,042    $27,193    $17,286

REVENUES

     The Company's net revenues include revenues earned on product sales and related after-sales, third-party service contracts and long-term construction contracts. The Company recognizes product revenues upon shipment

                      STERIS CORPORATION AND SUBSIDIARIES
to a location designated by the Customer. After-sales and third-party service contract revenues are recognized upon completion of the work. Advance billings for products or service work are recorded as deferred revenue until earned. Revenue on long-term construction contracts is recognized on the percentage-of-completion basis, using the cost-to-cost method. Accrued revenue for contracts accounted for on the percentage-of-completion basis was approximately one percent of fiscal 1999 net revenues.

     The Company performs periodic credit evaluations of its Customers' financial condition and generally does not require collateral on sales. The Company principally sells to health care, scientific, and industrial institutions and companies with no single Customer accounting for more than two percent of sales during the year ended March 31, 1999.

B.  INVENTORIES

     Inventories are stated at cost, which did not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing LIFO represent approximately 57% and 54% of the inventory at March 31, 1999 and 1998, respectively. Inventory costs include material, labor and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $11,025 and $9,087 higher than those reported at March 31, 1999 and 1998, respectively. Inventories were as follows:

                                                                   MARCH 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Raw material................................................  $36,878    $33,007
Work in process.............................................   19,585     17,666
Finished goods..............................................   42,816     32,476
                                                              -------    -------
                                                              $99,279    $83,149
                                                              =======    =======

C.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are stated at cost, less accumulated depreciation. Property, plant, and equipment costs include capitalized labor, overhead and interest costs. As a result of a capital improvements campaign to add significant manufacturing assets at several locations, labor and overhead capitalized in fiscal 1999 totaled $4,850 and interest capitalized totaled $961.

     The Company provides for depreciation of the net carrying cost less anticipated salvage value over the estimated remaining useful lives of property, plant, and equipment, principally by using the straight-line method. Depreciation of radioisotope is determined by use of the annual decay factor inherent in the material, which is similar to the sum-of-the-years-digits method. Depreciation expense was $27,367, $18,929 and $11,147 for the years ended March 31, 1999, 1998 and 1997, respectively. Expenditures that increase the value or productive capacity of assets, including information systems, are capitalized. Capitalized internal costs associated with information systems implementation amounted to $1,623 in fiscal 1999. Property, plant, and equipment consisted of the following:

                                                                    MARCH 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSET (ASSET LIVES)
Land and land improvements (12 years).......................  $ 18,300    $ 12,512
Buildings and leasehold improvements (7-50 yrs).............   115,678      91,426
Machinery and equipment (3-15 years)........................   195,191     149,473
Radioisotope (20 years).....................................    43,217      36,247
                                                              --------    --------
TOTAL.......................................................   372,386     289,658
Less: accumulated depreciation..............................   111,105      84,366
                                                              --------    --------
PROPERTY, PLANT, AND EQUIPMENT, NET.........................  $261,281    $205,292
                                                              ========    ========

                      STERIS CORPORATION AND SUBSIDIARIES

     Rental expense under all leases was approximately $12,366, $11,727 and $10,784 for the years ended March 31, 1999, 1998 and 1997, respectively. Operating leases relate principally to warehouse and office space, service facilities, vehicles, equipment and communication systems. Future minimum annual rentals payable under noncancelable leases in fiscal 2000, 2001, 2002, 2003, and 2004, and thereafter are $9,761, $8,268, $5,807, $3,326, $1,012, and $3,604,
respectively.

D.  INTANGIBLE ASSETS

     Costs incurred to obtain product technology rights, including patents, have been capitalized and are being amortized over their estimated useful lives of five to seventeen years using the straight-line method. The Company currently provides for the amortization of intangible assets, including goodwill, over lives ranging from 17-40 years. Intangible assets consisted of the following:

                                                                    MARCH 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS (AMORTIZATION PERIOD)
Goodwill, net of accumulated amortization of $24,420 and
  $19,542, respectively (35-40 years).......................  $196,831    $163,752
Patents, trademarks and other intangible assets, net of
  accumulated amortization of $48,079 and $46,974,
  respectively (17 years)...................................    11,420      10,220
                                                              --------    --------
TOTAL.......................................................  $208,251    $173,972
                                                              ========    ========

E.  FINANCIAL INSTRUMENTS

     Long-term indebtedness was as follows:

                                                                    MARCH 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Credit Facility.............................................  $215,000    $145,000
Other debt..................................................     8,700      10,079
                                                              --------    --------
Total.......................................................   223,700     155,079
Less current portion........................................     2,200       2,200
                                                              --------    --------
Long-term portion...........................................  $221,500    $152,879
                                                              ========    ========

     On January 26, 1999, STERIS entered into a $400,000 Credit Facility, which replaced the prior revolving Credit Facility. The new Credit Facility includes an unsecured revolver of $250,000 which matures January 26, 2002. The remaining $150,000 is an unsecured 364 day facility maturing on January 25, 2000, which can be extended annually for 364 days. The new $400,000 Credit Facility may be used for general corporate purposes and will bear interest at either KeyBank National Association's prime rate or LIBOR rates plus .325 percent to .700 percent, which amounted to 5.4 percent and 6.0 percent at March 31, 1999 and 1998, respectively. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. As of March 31, 1999, $28,000 could be used for dividend distributions under these provisions.

     Additional obligations consisted mainly of industrial development revenue bonds which bear interest at a variable rate based on the bank/marketing agent's demand note index. These bond agreements contain various covenants relating to minimum capitalization, net worth, and working capital. At March 31, 1999, outstanding obligations under the industrial development revenue bonds were $7,100, with a weighted average interest rate of 3.2 percent.

     Amounts payable for borrowings in fiscal 2000, 2001, 2002, 2003, 2004 and thereafter are $2,200, $800, $215,700, $700, $700 and $3,600, respectively.

                      STERIS CORPORATION AND SUBSIDIARIES

     As of March 31, 1999 and 1998, the Company was contingently liable in the amount of $21,066 and $15,980, respectively, under standby letters of credit and guarantees. Approximately $11,500 of the totals at March 31, 1999 and 1998 relate to letters of credit required as security under the Company's self-insured risk retention policies. The remaining balance in each year relates to performance bonds on long-term contracts.

     The fair value of the Company's financial instruments, including long-term indebtedness and cash, and cash equivalents that amounted to $23,680 and $17,172 as of March 31, 1999 and 1998, respectively, approximated their carrying values.

F.  ACCRUED EXPENSES AND OTHER

     Accrued expenses and other consisted of the following:

                                                                    MARCH 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Associate compensation......................................  $ 15,313    $ 18,082
Self insured retention......................................     8,000       9,045
Taxes.......................................................    40,732      33,147
Warranty and product upgrade costs..........................     5,490      13,646
Other.......................................................    37,971      52,065
                                                              --------    --------
TOTAL.......................................................  $107,506    $125,985
                                                              ========    ========

G.  INCOME TAXES

     The Company records the effect of income taxes using the liability method. Income (loss) from continuing operations before income taxes was as follows:

                                                                  MARCH 31
                                                       -------------------------------
                                                         1999        1998       1997
                                                       --------    --------    -------
U.S. operations......................................  $112,889    $110,755    $ 2,995
Non-U.S. operations..................................    14,307      (3,400)    (7,857)
                                                       --------    --------    -------
                                                       $127,196    $107,355    $(4,862)
                                                       ========    ========    =======

     The components of the provision for income taxes consisted of the following:

                                                                  MARCH 31
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Current provision:
  U.S. federal........................................  $23,899    $27,211    $34,385
  U.S. state and local................................    3,218      4,465      2,471
  Non-U.S.............................................    3,176      2,742      1,061
                                                        -------    -------    -------
Total current provision...............................   30,293     34,418     37,917
Deferred expense (benefit)............................   12,049      7,441    (12,173)
                                                        -------    -------    -------
Total provision for income taxes......................  $42,342    $41,859    $25,744
                                                        =======    =======    =======

                      STERIS CORPORATION AND SUBSIDIARIES

     The total provision for income taxes can be reconciled to the tax computed at the U.S. federal statutory rate as follows:

                                                                  MARCH 31
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Tax computed at the U.S. federal statutory tax rate...  $44,518    $37,574    $(1,702)
Reduction of income tax accruals......................   (6,000)         0          0
Merger and related costs for which no tax benefit was
  provided............................................        0          0     22,260
State and local taxes, net of federal income tax
  benefit.............................................    2,092      2,902      1,606
Amortization of excess cost over net assets
  acquired............................................      629        530        831
Valuation allowance, net..............................        0          0      1,646
Difference in non-U.S. tax rates......................    1,046        532        500
All other, net........................................       57        321        603
                                                        -------    -------    -------
Total provision for income taxes......................  $42,342    $41,859    $25,744
                                                        =======    =======    =======

     The $6,000 reduction in the income tax accruals represents a one-time benefit related to fourth-quarter fiscal 1999 developments in the Company's various tax planning strategies.

     The significant components of the deferred tax assets and liabilities recorded in the accompanying balance sheets at March 31, 1999 and 1998, were as follows:

                                                                    MARCH 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
DEFERRED TAX ASSETS
  Post-retirement benefit accrual...........................  $ 16,768    $ 17,029
  Net operating loss carryforwards..........................     1,929       1,339
  Inventory.................................................     1,559           0
  Accrued expenses and other................................    21,247      33,789
                                                              --------    --------
Gross deferred tax assets...................................    41,503      52,157
Valuation allowance.........................................    (1,929)     (1,339)
                                                              --------    --------
Total deferred tax assets...................................  $ 39,574    $ 50,818
                                                              ========    ========
DEFERRED TAX LIABILITIES
  Plant & equipment.........................................  $(16,669)   $(13,031)
  Intangibles...............................................    (3,236)     (2,802)
  Inventory.................................................         0        (538)
  Other.....................................................      (569)     (5,128)
                                                              --------    --------
Total deferred tax (liabilities)............................  $(20,474)   $(21,499)
                                                              ========    ========

     For tax return purposes, certain subsidiaries, both U.S. and non-U.S., had operating loss carryforwards of $5,041. Carryforwards of $1,099 have no expiration dates and the balance expires at various dates from 2001 through 2011. The valuation allowance applies to net operating loss carryforwards that may expire before the Company can utilize them. The net change in deferred tax assets related to carryforwards and the valuation allowance for the year ended March 31, 1999 was an increase of $590, primarily due to the increase in foreign operating loss carryforwards.

     At March 31, 1999, undistributed earnings of non-U.S. subsidiaries included in consolidated retained earnings amounted to $32,721. These earnings are indefinitely reinvested in non-U.S. operations. Accordingly, no provision has been made for withholding taxes related to such earnings, nor is it practicable to determine the amount of this liability.

                      STERIS CORPORATION AND SUBSIDIARIES

H.  BENEFIT PLANS

     The following table sets forth the funded status and amounts recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans:

                                                                              OTHER POST-
                                                     PENSION BENEFITS     RETIREMENT BENEFITS
                                                    ------------------    --------------------
                                                     1999       1998        1999        1998
                                                    -------    -------    --------    --------
BENEFIT OBLIGATION:
Balance at beginning of measurement period........  $41,638    $31,326    $ 47,704    $ 52,897
Service cost......................................    1,081        989         399         399
Interest cost.....................................    2,768      2,701       3,187       3,529
Actuarial (gains) loss............................      202      5,727       5,689      (3,209)
Benefits paid.....................................   (2,616)    (2,185)     (3,394)     (2,973)
Plan curtailment (gain)...........................     (451)         0           0      (2,939)
Acquisition.......................................        0      3,080           0           0
                                                    -------    -------    --------    --------
Balance at end of measurement period..............   42,622     41,638      53,585      47,704
FAIR VALUE OF PLAN ASSETS:
Balance at beginning of measurement period........   43,966     32,579           0           0
Actual return on plan assets......................    4,044      9,672           0           0
Employer contribution.............................      103        427       3,394       2,973
Benefits paid.....................................   (2,575)    (2,185)     (3,394)     (2,973)
Acquisition.......................................        0      3,473           0           0
                                                    -------    -------    --------    --------
Balance at end of measurement period..............   45,538     43,966           0           0
                                                    -------    -------    --------    --------
Funded status.....................................    2,916      2,328     (53,585)    (47,704)
Unamortized transition amount.....................   (1,180)    (1,291)          0           0
Unamortized prior service cost....................    3,052      2,687        (752)       (949)
Unamortized (gain) loss...........................   (6,814)    (5,901)      5,725           0
                                                    -------    -------    --------    --------
Prepaid (accrued) benefit cost....................  $(2,026)   $(2,177)   $(48,612)   $(48,653)
                                                    =======    =======    ========    ========

     Net periodic cost of the Company's defined benefit plans includes the following components:

                                                                              OTHER POST-
                                             PENSION BENEFITS             RETIREMENT BENEFITS
                                        ---------------------------     ------------------------
                                         1999      1998      1997        1999     1998     1997
                                        -------   -------   -------     ------   ------   ------
Service cost..........................  $ 1,081   $   989   $   685     $  399   $  399   $   99
Interest cost.........................    2,768     2,701     2,227      3,187    3,529    3,321
Expected return on plan assets........   (3,423)   (2,963)   (2,542)         0        0        0
Net amortization and deferral.........     (576)      351       244       (233)       0        0
                                        -------   -------   -------     ------   ------   ------
Net periodic (benefit) cost...........  $  (150)  $ 1,078   $   614     $3,353   $3,928   $3,420
                                        =======   =======   =======     ======   ======   ======

     A weighted average discount rate of 6.75%, 7.0%, and 7.75% was used in determining the actuarial present value of the projected benefit obligations at March 31, 1999, 1998 and 1997, respectively. The expected long-term rates of return on assets at the respective measurement dates were 8.0% at March 31, 1999, 1998 and 1997. Unrecognized gains and losses and the initial net pension asset are amortized over a fifteen-year period.

     Future benefit costs for other post-retirement benefit plans were estimated assuming medical costs would increase at approximately a 6.5% annual rate (6.5% in fiscal 1998 and 7.25% in fiscal 1997), decreasing to approximately a 5% annual growth rate ratably over a five-year period and then remaining at that rate. A 1%

                      STERIS CORPORATION AND SUBSIDIARIES
change in the annual trend rate would have changed the accumulated postretirement benefit obligation at March 31, 1999, by $5,000 and changed the fiscal 1999 postretirement benefit expense by $400.

     The Company's contributions to defined contribution plans were $3,231, $2,936 and $2,979 for fiscal 1999, 1998 and 1997, respectively.

I.  NON-RECURRING TRANSACTIONS

     Non-recurring charges of $90,831 ($81,300 net of tax, or $1.22 per share) were recorded in the 1997 fiscal first quarter for costs related to the Amsco Merger. The charges include transaction costs of approximately $15,000 and other non-recurring charges of approximately $75,800 ($66,300 net of tax). The transaction costs are for legal, accounting, investment banking, and related expenses. The other non-recurring charges are for (i) elimination of redundant facilities and other assets ($27,000), (ii) satisfaction of Amsco executive employment agreements and other Associate severance ($19,300), (iii) write-off of goodwill related to Amsco's Finn-Aqua business which was impaired as a result of the planned merger activities ($27,250), and (iv) other merger-related items. Property write downs of $20,000 were recorded as part of the estimated cost of eliminating redundant facilities based on fair value estimates. During fiscal 1997, STERIS closed a manufacturing and research facility in Apex, North Carolina, Amsco's headquarters in Pittsburgh, Pennsylvania, as well as Customer Service facilities in Dallas, Texas and Atlanta, Georgia. Operations of the closed facilities were consolidated into existing STERIS facilities. Cash payments related principally to transaction costs, executive employment agreements and Associate severance. Associate severance costs incurred related to closed facilities. The planned Associate severance was substantially complete as of March 31, 1997. Such severance included approximately 150 individuals and cost approximately $6,000.

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

J.  CONTINGENCIES

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

K.  BUSINESS SEGMENT INFORMATION

     The Company operates in a single business segment. The following is information about the Company's operations by geographic area:

                                                                 MARCH 31
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Net revenues
  United States....................................  $649,990    $582,644    $487,679
  Foreign..........................................   147,621     137,012     100,173
                                                     --------    --------    --------
Consolidated net revenues..........................  $797,611    $719,656    $587,852
                                                     ========    ========    ========
Long-lived assets
  United States....................................  $245,447    $192,538    $ 90,265
  Foreign..........................................    18,901      15,773      14,901
                                                     --------    --------    --------
Consolidated long-lived assets.....................  $264,348    $208,311    $105,166
                                                     ========    ========    ========

                      STERIS CORPORATION AND SUBSIDIARIES

     Revenues are attributed to countries based on the location of subsidiaries. Long-lived assets are those assets that are identified with the operations in each geographic area. Revenues to a single Customer did not aggregate two percent or more of total revenues. Revenues by principal market are as follows:

                                                           YEARS ENDED MARCH 31
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Health Care........................................  $597,146    $547,809    $449,166
Scientific and Industrial..........................   200,465     171,847     138,686
                                                     --------    --------    --------
Total..............................................  $797,611    $719,656    $587,852
                                                     ========    ========    ========

L.  COMMON SHARES

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

                                                              YEARS ENDED MARCH 31
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Weighted average Common Shares outstanding -- basic......  68,200    67,898    67,356
Dilutive effect of stock options.........................   2,392     2,326         0
                                                           ------    ------    ------
Weighted average Common Shares and
  equivalents -- diluted.................................  70,592    70,224    67,356
                                                           ======    ======    ======

     On July 28, 1998, the Company announced a 2-for-1 stock split effected by means of a 100% stock dividend on STERIS Common Shares. The stock split was effective August 24, 1998 to shareholders of record on August 10, 1998. The net income per common share and the weighted average number of common shares outstanding as well as number of shares issued and outstanding for all periods shown have been adjusted to reflect this stock split. During fiscal 1999, the Company increased its authorized Common Shares from 100,000,000 to 300,000,000.

     The Company has granted nonqualified stock options to certain Associates to purchase the Company's Common Shares at the market price on the date of grant. Stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

     Effective July 11, 1995, Amsco entered into an employment agreement with its President and Chief Executive Officer (CEO) that included the granting of 1,380,000 nonqualified stock options at a discounted exercise price of $13.18. The fair value of the options was $8.25 per share. 920,000 of the stock options were performance-based and vested if Amsco's common stock achieved certain market value criteria. During the second quarter of fiscal 1996, 460,000 of these performance-based options vested because the average fair market value of Amsco's common stock exceeded target prices. The remaining performance-based options vested in fiscal 1997. The employment agreement referred to above also included an award of 75,878 shares of restricted stock of Amsco. Based on the terms of the award, this stock became completely vested during fiscal 1997. Upon granting the stock options and awarding the restricted stock to the Amsco CEO, Amsco recorded $4,363 of deferred compensation expense, which was amortized over defined vesting schedules. The unamortized portion of the awards was $2,605 as of March 31, 1996, and was recorded as a component of the special equity account entitled "cumulative translation and other" on the accompanying consolidated statements of shareholders' equity.

                      STERIS CORPORATION AND SUBSIDIARIES

During the second quarter of fiscal 1996, Amsco recorded an approximate $1,000 charge to selling, informational and administrative expense because of the accelerated vesting of the 460,000 options discussed above. As a result of the Amsco Merger, vesting accelerated for the remaining stock options and restricted stock agreements. The related charges were recorded in fiscal 1997 as part of the non-recurring charge in the accompanying consolidated statement of operations.

     Following is a summary of option share information.

                                   BEGINNING OF
                                       YEAR         GRANTED     EXERCISED     CANCELED    END OF YEAR
                                   ------------    ---------    ----------    --------    -----------
Fiscal 1999
  Option Shares..................   6,228,596      1,162,604      (630,937)   (187,159)    6,573,104
  Average Price..................       $9.52         $30.40         $8.70      $16.96        $13.07
  Fair Value.....................                     $14.24
Fiscal 1998
  Option Shares..................   5,922,772      1,196,404      (652,242)   (238,338)    6,228,596
  Average Price..................       $8.31         $19.06        $10.10      $25.47         $9.52
  Fair Value.....................                      $9.14
Fiscal 1997
  Option Shares..................   7,702,936      1,450,576    (2,897,390)   (333,350)    5,922,772
  Average Price..................       $8.05         $13.69         $9.66      $14.02         $8.31
  Fair Value.....................                      $6.62

     In relation to the exercise of 373,000 options during the 1997 fiscal year, an executive officer of the Company has, as of March 31, 1999, an outstanding balance of $2,501. The related full recourse note bears interest at 5.7% and is payable on or before February 28, 2002.

     Shares available for future grants were 4,130,447 at March 31, 1999. At March 31, 1999, the range and weighted average per share exercise prices of options outstanding and exercisable, and the weighted average remaining contractual life (years), was as follows:

                                                 OUTSTANDING                      EXERCISABLE
                                     -----------------------------------     ----------------------
                                                   WEIGHTED                                WEIGHTED
                                                   AVERAGE      CONTRACT                   AVERAGE
                                      OPTION       EXERCISE       LIFE        OPTION       EXERCISE
RANGE OF EXERCISE PRICES              SHARES        PRICE       (YEARS)       SHARES        PRICE
------------------------             ---------     --------     --------     ---------     --------
$0.48 -- $3.49.....................  1,371,115      $ 1.00        2.1        1,371,115      $ 1.00
$3.50 -- $9.99.....................  1,578,262        5.88        4.9        1,486,258        5.65
$10.00 -- $18.99...................  2,113,167       15.24        7.5          961,666       14.51
$19.00 -- $30.66...................  1,510,560       28.53        8.9          288,060       23.99
                                     ---------      ------        ---        ---------      ------
                                     6,573,104      $13.07        6.1        4,107,099      $ 7.46
                                     =========      ======        ===        =========      ======

     At March 31, 1998, options with an average exercise price of $5.90 were exercisable on 3,761,000 shares; at March 31, 1997, options with an average exercise price of $6.63 were exercisable on 3,785,722 shares.

     Had the compensation cost for the stock options granted in fiscal 1999, 1998 and 1997 been determined based on the value at the grant date consistent with the Financial Accounting Standards Board's fair value method, the Company's net earnings and earnings per share would have been reduced by $5,104 ($.07 per share) in fiscal 1999, $3,197 ($.05 per share) in fiscal 1998, net loss and loss per share would have been increased by $3,060 ($.05 per share) in fiscal 1997. The effect on fiscal 1999, 1998 and 1997 net earnings (loss) may not be representative of the effect on future years' net earnings amounts as the compensation cost of each year's grant is recognized over the four-year vesting period. Fair value was estimated at the date of grant using the Black-

                      STERIS CORPORATION AND SUBSIDIARIES

Scholes option pricing model and the following weighted-average assumptions for fiscal 1999, 1998 and 1997: risk-free interest rate of 6.1%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

     On January 30, 1997, the Company announced that its Board of Directors had authorized the periodic repurchase of up to six million STERIS Common Shares in the open market. As of March 1999, the Company had repurchased 2,200,100 STERIS Common Shares.

     Under a Shareholder Rights Agreement, one Common Share purchase Right is attached to each outstanding Common Share. Each Right is exercisable only if a person or group acquires 15% or more of the outstanding Common Shares. If the Rights become exercisable, each Right will entitle the holder (other than the acquiring person or group) to acquire one Common Share for an exercise price of $.50 per share. The Rights will expire on November 7, 2006, unless redeemed earlier at one half cent per Right.

M.  QUARTERLY DATA (UNAUDITED)

                                                                QUARTERS ENDED
                                              ---------------------------------------------------
                                              MARCH 31    DECEMBER 31    SEPTEMBER 30    JUNE 30
                                              --------    -----------    ------------    --------
FISCAL 1999
Net revenues................................  $226,917     $205,794        $191,125      $173,775
Gross profit................................   101,239       96,534          89,504        81,314
Percentage of revenues......................        45%          47%             47%           47%
NET INCOME..................................  $ 28,763     $ 22,975        $ 18,771      $ 14,345
                                              ========     ========        ========      ========
Earnings per share -- basic.................  $   0.42     $   0.34        $   0.27      $   0.21
                                              ========     ========        ========      ========
Earnings per share -- diluted...............  $   0.41     $   0.33        $   0.27      $   0.20
                                              ========     ========        ========      ========
FISCAL 1998
Net revenues................................  $204,500     $186,639        $173,383      $155,134
Gross profit................................    95,489       84,048          78,187        66,834
Percentage of revenues......................        47%          45%             45%           43%
NET INCOME..................................  $ 20,270     $ 18,170        $ 15,309      $ 11,747
                                              ========     ========        ========      ========
Earnings per share -- basic.................  $   0.30     $   0.27        $   0.23      $   0.17
                                              ========     ========        ========      ========
Earnings per share -- diluted...............  $   0.29     $   0.26        $   0.22      $   0.17
                                              ========     ========        ========      ========

     Refer to Note G regarding a fourth-quarter fiscal 1999 reduction in income tax accruals.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                COL. A                    COL. B        COL. C       COL. D         COL. E          COL. F
---------------------------------------  ---------    ----------    --------    --------------    ----------
                                                            ADDITIONS
                                                      ----------------------
                                                      CHARGES TO    CHARGES                       BALANCE AT
                                         BEGINNING    COSTS AND     TO OTHER                        END OF
              DESCRIPTION                OF PERIOD     EXPENSES      ACCTS.     DEDUCTIONS(1)       PERIOD
---------------------------------------  ---------    ----------    --------    --------------    ----------
Year ended March 31, 1999
  Deducted from asset accounts:
    Allowance for doubtful accounts....   $6,780        $  379        $500          $1,659          $6,000
                                          ======        ======        ====          ======          ======
Year ended March 31, 1998
  Deducted from asset accounts:
    Allowance for doubtful accounts....   $3,810        $3,561        $  0          $  591          $6,780
                                          ======        ======        ====          ======          ======
Year ended March 31, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts....   $1,947        $2,557        $  0          $  694          $3,810
                                          ======        ======        ====          ======          ======

---------------

(1) Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company incorporates herein by reference the information appearing under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 1999.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The Company incorporates herein by reference the information appearing under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates herein by reference the information appearing under the caption "Ownership of Voting Securities" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates herein by reference the information appearing under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                 LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

     (a)(1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

        Consolidated Balance Sheets -- March 31, 1999 and 1998.

        Consolidated Statements of Operations -- Years ended March 31, 1999, 1998 and 1997.

        Consolidated Statements of Cash Flows -- Years ended March 31, 1999, 1998 and 1997.

        Consolidated Statements of Shareholders' Equity -- Years ended March 31, 1999, 1998 and 1997.

        Notes to Consolidated Financial Statements -- March 31, 1999 and 1998.

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

(a)(3) Exhibits
     -------------

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
  3.1(a)   1992 Amended Articles of Incorporation of STERIS
           Corporation, as amended on May 14, 1996 (filed as Exhibit
           4.2 to the Registration Statement on Form S-3 filed June 21,
           1996, and incorporated herein by reference).
  3.1(b)   Amendments to the 1992 Amended Articles of Incorporation of
           STERIS Corporation on November 6, 1996 and August 6, 1998.
  3.2      1992 Amended Regulations of STERIS Corporation. (filed as
           Exhibit 3.2 to Form 10-K filed for the fiscal year ended
           March 31, 1998, and incorporated herein by reference).
  4.1      Specimen Form of Common Stock Certificate.
  4.2      Amended and Restated Rights Agreement, dated as of January
           21, 1999, between STERIS Corporation and Harris Trust and
           Savings Bank, Rights Agent (filed as Exhibit 4.2 to the
           Registration Statement on Form 8-A filed April 16, 1999, and incorporated herein by reference).
 10.1      Amended Non-Qualified Stock Option Plan (filed as Exhibit
           10.4 to Amendment No. 1 to the Registration Statement on
           Form S-1 filed April 23, 1992, and incorporated herein by
           reference).
 10.2      STERIS Corporation 1994 Equity Compensation Plan (filed as
           Exhibit 99 to the Registration Statement on Form S-8 filed
           April 21, 1995, and incorporated herein by reference).
 10.3      STERIS Corporation 1994 Nonemployee Directors Equity
           Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference). (A management contract or compensatory plan or arrangement required to be filed as an exhibit
           hereto).
 10.4      Amsco International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement of
           Amsco International, Inc. on Form S-8, Registration No.
           33-79566, filed on June 2, 1994).

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
  10.5     Form of grant of Incentive Stock Option under Amsco
           International, Inc. Stock Option Plan (filed as Exhibit 10.6 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).
  10.6     Form of grant of Non-Qualified Stock Option under the Amsco
           International, Inc. Stock Option Plan (filed as Exhibit 10.7 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).
  10.7     STERIS Corporation 1997 Stock Option Plan (filed as Exhibit
           10.14 to Form 10-K filed for the fiscal year ended March 31,
           1998, and incorporated herein by reference).
  10.8     STERIS Corporation 1998 Long-Term Incentive Stock Plan.
  10.9     Credit Agreement, dated January 26, 1999, among STERIS
           Corporation, various financial institutions and KeyBank
           National Association, as Agent (filed as Exhibit 10.1 to
           Form 10-Q filed for the quarter ended December 31, 1998, and incorporated herein by reference).
  10.10    Management Incentive Compensation Plan FY 1999.
  10.11    Senior Executive Management Incentive Compensation Plan.
  10.12    Promissory Note (filed as Exhibit 10.12 to Form 10-K filed for the fiscal year ended March 31, 1998, and incorporated herein by reference).
  10.13    The Agreement and Plan of Merger, dated August 12, 1997, by and among Isomedix Inc., STERIS Corporation, and STERIS
           Acquisition Corporation (filed as Exhibit (c)(1) to the
           Tender Offer Statement on Schedule 14D-1 filed by STERIS
           Corporation and STERIS Acquisition Corporation on August 18,
           1997, and incorporated herein by reference).
  21.1     Subsidiaries of STERIS Corporation.
  23.1     Consent of Independent Auditors.
  24       Power of Attorney.
  27       Financial Data Schedules.

     STERIS or its subsidiaries are parties to several indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K
    --------------------------

     No Current Reports on Form 8-K were filed by STERIS during the fourth quarter of fiscal 1999.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                                          STERIS Corporation
                                          (Registrant)

                                          /s/ JANET L. KAPOSTASY
                                          --------------------------------------
                                          Janet L. Kapostasy
                                          Controller and Principal Accounting
                                          Officer
                                          June 18, 1999

                                          /s/ MARK L. FAGERHOLM
                                          --------------------------------------
                                          Mark L. Fagerholm
                                          Vice President Finance and
                                          Principal Financial Officer
                                          June 18, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

BILL R. SANFORD, Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer); JANET L. KAPOSTASY, Controller (Principal Accounting Officer); MARK L. FAGERHOLM, Vice President Finance (Principal Financial Officer); RAYMOND A. LANCASTER, Director; THOMAS J. MAGULSKI, Director; J.B. RICHEY, Director; JERRY E. ROBERTSON, Director; FRANK
E. SAMUEL, JR., Director; and LOYAL W. WILSON, Director.

                                          STERIS Corporation
                                          (Registrant)

                                          /s/ MICHAEL A. KERESMAN, III
                                          --------------------------------------
                                          Michael A. Keresman, III
                                          Attorney-in-Fact
                                          June 18, 1999

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
  3.1(a)   1992 Amended Articles of Incorporation of STERIS
           Corporation, as amended on May 14, 1996 (filed as Exhibit
           4.2 to the Registration Statement on Form S-3 filed June 21,
           1996, and incorporated herein by reference).
  3.1(b)   Amendments to the 1992 Amended Articles of Incorporation of
           STERIS Corporation on November 6, 1996 and August 6, 1998.
  3.2      1992 Amended Regulations of STERIS Corporation. (filed as
           Exhibit 3.2 to Form 10-K filed for the fiscal year ended
           March 31, 1998, and incorporated herein by reference).
  4.1      Specimen Form of Common Stock Certificate.
  4.2      Amended and Restated Rights Agreement, dated as of January
           21, 1999, between STERIS Corporation and Harris Trust and
           Savings Bank, Rights Agent (filed as Exhibit 4.2 to the
           Registration Statement on Form 8-A filed April 16, 1999, and incorporated herein by reference).
 10.1      Amended Non-Qualified Stock Option Plan (filed as Exhibit
           10.4 to Amendment No. 1 to the Registration Statement on
           Form S-1 filed April 23, 1992, and incorporated herein by
           reference).
 10.2      STERIS Corporation 1994 Equity Compensation Plan (filed as
           Exhibit 99 to the Registration Statement on Form S-8 filed
           April 21, 1995, and incorporated herein by reference).
 10.3      STERIS Corporation 1994 Nonemployee Directors Equity
           Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference). (A management contract or compensatory plan or arrangement required to be filed as an exhibit
           hereto).
 10.4      Amsco International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement of
           Amsco International, Inc. on Form S-8, Registration No.
           33-79566, filed on June 2, 1994).
 10.5      Form of grant of Incentive Stock Option under Amsco
           International, Inc. Stock Option Plan (filed as Exhibit 10.6 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).
 10.6      Form of grant of Non-Qualified Stock Option under the Amsco
           International, Inc. Stock Option Plan (filed as Exhibit 10.7 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).
 10.7      STERIS Corporation 1997 Stock Option Plan (filed as Exhibit
           10.14 to Form 10-K filed for the fiscal year ended March 31,
           1998, and incorporated herein by reference).
 10.8      STERIS Corporation 1998 Long-Term Incentive Stock Plan.
 10.9      Credit Agreement, dated January 26, 1999, among STERIS
           Corporation, various financial institutions and KeyBank
           National Association, as Agent (filed as Exhibit 10.1 to
           Form 10-Q filed for the quarter ended December 31, 1998, and incorporated herein by reference).
 10.10     Management Incentive Compensation Plan FY 1999.
 10.11     Senior Executive Management Incentive Compensation Plan.
 10.12     Promissory Note (filed as Exhibit 10.12 to Form 10-K filed for the fiscal year ended March 31, 1998, and incorporated herein by reference).
 10.13     The Agreement and Plan of Merger, dated August 12, 1997, by and among Isomedix Inc., STERIS Corporation, and STERIS
           Acquisition Corporation (filed as Exhibit (c)(1) to the
           Tender Offer Statement on Schedule 14D-1 filed by STERIS
           Corporation and STERIS Acquisition Corporation on August 18,
           1997, and incorporated herein by reference).

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION
-------                        -------------------
 21.1      Subsidiaries of STERIS Corporation.
 23.1      Consent of Independent Auditors.
 24        Power of Attorney.
 27        Financial Data Schedules.

     STERIS or its subsidiaries are parties to several indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the Securities and Exchange Commission upon request.