Form 10-Q
period 1999-06-30
STERIS CORP
filed 1999-08-16
CIK 815065

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1999

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

Yes [ X ] No [ ].

The number of Common Shares outstanding as of June 30, 1999: 67,333,468


================================================================================

PART I    FINANCIAL INFORMATION

                               STERIS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                           (IN THOUSANDS) (UNAUDITED)
================================================================================

                                                                                   JUNE 30,            MARCH 31,
                                                                                     1999                1999
                                                                                   ---------           ---------
ASSETS
Current assets:
    Cash and cash equivalents                                                      $  17,640           $  23,680
    Accounts receivable                                                              210,837             230,346
    Inventories                                                                      121,953              99,279
    Current portion of deferred income taxes                                          21,910              21,910
    Prepaid expenses and other assets                                                 15,828              18,182
                                                                                   ---------           ---------
TOTAL CURRENT ASSETS                                                                 388,168             393,397
Property, plant, and equipment                                                       387,185             372,386
Accumulated depreciation                                                            (119,201)           (111,105)
                                                                                   ---------           ---------
    Net property, plant, and equipment                                               267,984             261,281
Intangibles                                                                          280,570             280,750
Accumulated amortization                                                             (74,094)            (72,499)
                                                                                   ---------           ---------
    Net intangibles                                                                  206,476             208,251
Other assets                                                                           3,170               3,067
                                                                                   ---------           ---------
TOTAL ASSETS                                                                       $ 865,798           $ 865,996
                                                                                   =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Current portion of long-term indebtedness                                      $   2,200           $   2,200
    Accounts payable                                                                  32,812              47,431
    Accrued expenses and other                                                        99,387             107,506
                                                                                   ---------           ---------
TOTAL CURRENT LIABILITIES                                                            134,399             157,137
Long-term indebtedness                                                               256,475             221,500
Deferred income taxes                                                                  2,810               2,810
Other long-term liabilities                                                           48,617              48,612
                                                                                   ---------           ---------
TOTAL LIABILITIES                                                                    442,301             430,059
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized; no shares outstanding
Common Shares, without par value, 300,000 shares authorized; issued and outstanding shares of 67,333 at June 30, 1999, and 67,956 at
    March 31, 1999, excluding 1,145 and 523 treasury shares, respectively            201,593             222,946
Retained earnings                                                                    229,198             219,863
Cumulative translation adjustment                                                     (7,294)             (6,872)
                                                                                   ---------           ---------
TOTAL SHAREHOLDERS' EQUITY                                                           423,497             435,937
                                                                                   ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 865,798           $ 865,996
                                                                                   =========           =========

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
================================================================================

                                                            THREE MONTHS ENDED
                                                                 JUNE 30
                                                      -----------------------------
                                                         1999                1998
                                                      ---------           ---------
Net revenues                                          $ 176,813           $ 173,775
Cost of goods and services sold                          94,801              92,461
                                                      ---------           ---------
Gross profit                                             82,012              81,314

Costs and expenses:
  Selling, informational, and administrative             57,651              49,531
  Research and development                                6,208               6,029
                                                      ---------           ---------
                                                         63,859              55,560
                                                      ---------           ---------
Income from operations                                   18,153              25,754
Interest expense                                         (3,493)             (2,394)
Interest income and other                                   396                 155
                                                      ---------           ---------
Income before income taxes                               15,056              23,515
Income tax expense                                        5,721               9,170
                                                      ---------           ---------
Net income                                            $   9,335           $  14,345
                                                      =========           =========
Net income per share - basic                          $    0.14           $    0.21
                                                      =========           =========
Net income per share - diluted                        $    0.14           $    0.20
                                                      =========           =========

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

================================================================================

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30
                                                                  ---------------------------
                                                                    1999               1998
                                                                  --------           --------
  OPERATING ACTIVITIES
  Net income                                                      $  9,335           $ 14,345
  Adjustments to reconcile net income to
    net cash (used in) provided by operating activities:
    Depreciation and amortization                                    9,878              7,145
    Deferred income taxes                                                0                 55
    Other items                                                       (614)                48
    Changes in operating assets and liabilities:
        Accounts receivable                                         19,509             16,481
        Inventories                                                (22,674)           (18,801)
        Other assets                                                 2,354               (252)
        Accounts payable and accruals                              (22,738)            (5,869)
                                                                  --------           --------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (4,950)            13,152

  INVESTING ACTIVITIES
  Purchases of property, plant, equipment, and patents             (14,290)           (11,731)
                                                                  --------           --------
  NET CASH USED IN INVESTING ACTIVITIES                            (14,290)           (11,731)

  FINANCING ACTIVITIES
  Payments on long-term obligations                                    (25)               (25)
  Borrowing under credit facility                                   35,000                  0
  Purchase of treasury shares                                      (28,712)                 0
  Stock option and other equity transactions                         7,359              3,919
                                                                  --------           --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                         13,622              3,894
  Effect of exchange rate changes on cash and cash
   equivalents                                                        (422)              (662)
                                                                  --------           --------
  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (6,040)             4,653
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  23,680             17,172
                                                                  --------           --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 17,640           $ 21,825
                                                                  ========           ========

  See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


   PERIODS ENDED JUNE 30, 1999 AND 1998

   A. - Reporting Entity

   STERIS Corporation (the "Company" or "STERIS") develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and surgical support systems, products, services, and technologies for healthcare, scientific, research, food, and industrial Customers throughout the world. The Company has over 4,700 Associates (employees) worldwide, including more than 1,900 direct sales, service, field, and Customer support personnel. Customer Support facilities are located in major global market centers with production operations in the United States, Australia, Canada, Germany, Finland, and Sweden. STERIS operates in a single business segment.

   B. - BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Accordingly, the reader of these financial statements should refer to the audited consolidated financial statements of STERIS filed with the Securities and Exchange Commission as part of STERIS's Form 10-K for the year ended March 31, 1999.

   The accompanying consolidated condensed financial statements have been prepared in accordance with STERIS's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and all such adjustments are of a normal and recurring nature. The interim results reported are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2000.

   The balance sheet at March 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

   C. - EARNINGS PER SHARE

   Following is a summary, in thousands, of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

                                                                            THREE MONTHS ENDED
                                                                                  JUNE 30
                                                                      ------------------------------
                                                                       1999                    1998
                                                                      ------                  ------
        Weighted average Common Shares
        outstanding - basic                                           67,501                  68,118
        Dilutive effect of stock options                               1,555                   2,564
                                                                      ------                  ------
        Weighted average Common Shares
        and equivalents - diluted                                     69,056                  70,682
                                                                      ======                  ======


   D. - COMPREHENSIVE INCOME

   Comprehensive income amounted to $8,913 and $13,683, net of tax, for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 34.9%. The entire difference between net income and comprehensive income for the periods presented result from changes in the cumulative translation adjustment.

   E. - INVENTORIES

   Inventories were as follows:

                                                                      JUNE 30,              MARCH 31,
                                                                        1999                  1999
                                                                      --------              ---------
   Raw material                                                       $39,771                $36,878
   Work in process                                                     22,866                 19,585
   Finished goods                                                      59,316                 42,816
                                                                      --------               --------
                                                                      $121,953               $99,279
                                                                      ========               =======

   The increase in inventories during the period was due to an increase in costs to support product sales and anticipated future product sales.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

   F. - FINANCING

   On January 26, 1999, STERIS entered into a $400,000 Credit Facility. The Credit Facility includes an unsecured revolver of $250,000 which expires January 26, 2002. The remaining $150,000 is an unsecured 364 day facility expiring on January 25, 2000, which can be extended annually for 364 days. The $400,000 Credit Facility may be used for general corporate purposes and will bear interest at either KeyBank National Association's prime rate or at LIBOR plus a margin. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. At June 30, 1999, the outstanding borrowings under the existing Credit Facility were $250,000.

   The Company has now purchased 3.7 million Common Shares as a part of its previously announced open market buy-back program, of which 1.54 million Common Shares were purchased in the latest quarter, at an average per share price of $18.65.

   G. - CONTINGENCIES

   There are various pending lawsuits and claims arising out of the conduct of STERIS's business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS's consolidated financial position or results of operations. STERIS believes it presently maintains a prudent amount of product liability insurance coverage and associated deductible levels.

   H. - ACQUISITIONS

   Early in the second quarter fiscal 2000, the Company acquired the assets of Quality Sterilization Systems (QSS), a contract sterilization business located near Minneapolis, Minnesota. QSS primarily provides contract sterilization services for medical device manufacturers in the upper Midwest. Also, during the second quarter fiscal 2000, the Company completed the acquisition of privately held FoodLabs, Inc. FoodLabs, Inc., located in Manhattan, Kansas, provides analytical, product development, and consulting services to the food and agricultural industries, with a particular focus on food safety. These acquisitions will be accounted for as purchase transactions.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

   Board of Directors and Shareholders
   STERIS Corporation

   We have reviewed the accompanying consolidated condensed balance sheet of STERIS Corporation and subsidiaries as of June 30, 1999, and the related consolidated condensed statements of income and cash flows for the three months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly we do not express such an opinion.

   Based upon our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended, not presented herein, and in our report dated April 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it is derived.

                                                 Ernst & Young LLP

   Cleveland, Ohio
   July 26, 1999

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

   Net revenue increased by 1.7% to $176.8 million in the first quarter fiscal 2000 from $173.8 million in the first quarter fiscal 1999. Health Care Group revenues in the fiscal first quarter increased 0.3% from the prior year period to $131.1 million, or 74.2% of total Company revenues. Scientific and Industrial Group revenues were $45.7 million in the first quarter, an increase of 6.3% from the prior year period. Revenues from consumables and services were 58.0% of sales for the quarter, up from 56.4% in last year's first quarter.

   The costs of products and services sold increased by 2.5% to $94.8 million in the first quarter fiscal 2000 from $92.5 million in the first quarter fiscal 1999. The cost of products and services sold as a percentage of net revenue was 53.6% for the first quarter fiscal 2000 compared to 53.2% for the same period in fiscal 1999. The increase in the cost of products and services sold as a percentage of net revenue in the first quarter fiscal 2000 reflected the addition of production facilities which were acquired as a result of business combinations.

   Selling, informational, and administrative expenses increased by 16.4% to $57.7 million in the first quarter fiscal 2000 from $49.5 million in the first quarter fiscal 1999. The increase in expenses reflected higher selling expenses as well as the addition of production facilities which were acquired as a result of business combinations. The expenses as a percentage of net revenue increased to 32.6% in the first quarter fiscal 2000 from 28.5% in the first quarter fiscal 1999.

   Research and development expenses increased by 3.0% to $6.2 million in the first quarter fiscal 2000 from $6.0 million in the first quarter fiscal 1999.

   Interest expense increased by 45.9% to $3.5 million in the first quarter fiscal 2000 from $2.4 million in the first quarter fiscal 1999. The increase was due to the additional borrowing under the Credit Facility principally for the purchase of acquired companies.

   Net income for the first quarter of fiscal 2000 decreased by 34.9% to $9.3 million ($.14 per share) from $14.3 million ($.20 per share) in the same period fiscal 1999.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company had $17.6 million in cash and cash equivalents as of June 30, 1999, compared to $23.7 million of the same at March 31, 1999. The decrease was primarily attributable to the purchases of property, plant, and equipment and repurchase of common shares offset by cash received from borrowings, and the exercise of stock options.

   Accounts receivable decreased by 8.5% to $210.8 million as of June 30, 1999, compared to $230.3 million at March 31, 1999. The decrease reflected changes in revenues.

   Inventory increased by 22.8% to $122.0 million as of June 30, 1999, compared to $99.3 million at March 31, 1999. The increase in inventories during the period was due to an increase in costs to support product sales and anticipated future product sales.

   Prepaid expenses and other assets decreased by 12.9% to $15.8 million as of June 30, 1999, compared to $18.2 million at March 31, 1999.

   Property, plant, and equipment increased by 4.0% to $387.2 million as of June 30, 1999, compared to $372.4 million at March 31, 1999. The increase was due to investments in informational technology systems, manufacturing equipment, and distribution systems.

   Intangibles decreased by 0.1% to $280.6 million as of June 30, 1999, compared to $280.8 million at March 31, 1999.

   Current liabilities decreased by 14.5% to $134.4 as of June 30, 1999, compared to $157.1 million at March 31, 1999.

   Long-term indebtedness increased by 15.8% to $256.5 million as of June 30, 1999, compared to $221.5 at March 31, 1999. The increase was due primarily to fund the purchase of Common Shares.

   Other long-term liabilities were constant at $48.6 million as of June 30, 1999 and March 31, 1999.

   On January 26, 1999, STERIS entered into a $400 million Credit Facility. The Credit Facility includes an unsecured revolver of $250 million which expires January 26, 2002. The remaining $150 million is an unsecured 364 day facility expiring on January 25, 2000, which can be extended annually for 364 days. The $400 million Credit Facility may be used for general corporate purposes and will bear interest at either KeyBank National Association's prime rate or at LIBOR plus a margin. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. At June 30, 1999, the outstanding borrowings under the existing Credit Facility were $250 million.

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

   The Company's year 2000 program activities include the identification of affected hardware and software, the development of a plan for remediating those systems in the most effective manner, the execution of that plan, which includes continuous testing, and the monitoring of the program's success. Although various locations are at differing stages of readiness with respect to the various focus areas, the identification and plan development phases of the project are substantially completed. The Company has completed the majority of the program, although certain applications will be completed throughout the second half of calendar 1999. Continuous review and testing are being conducted throughout all phases of the program to help ensure that compliance is achieved and maintained as the year 2000 approaches.

   The Company has implemented year 2000 compliant systems in a number of areas, including order entry systems. In a number of instances, the Company has replaced non-compliant systems with newer systems which will significantly improve functionality as well as appropriately interpret the calendar year 2000 and beyond. Although the timing of these actions may have been influenced by the year 2000 issue, in virtually all instances they involved capital expenditures that would have occurred in the normal course of business. While the Company is implementing a year 2000 vendor compliance program, the Company has little direct control over whether its suppliers will make the appropriate modifications to their systems and applications on a timely basis.

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

   The Company has established plans to review strategic and tactical areas arising from the Euro conversion. Over the past several periods, these plans have focused on aspects of the Euro conversion that required adjustment or compliance by January 1, 1999, and for conducting Euro-denominated business during 1999. These aspects included transacting business in the Euro, the competitive impact on product pricing, and adjustments to billing systems to handle parallel currencies. The Company has determined that these systems have the capability to handle Euro transactions and is currently in a position to transact business in Euros. Continuing analysis and development efforts will help ensure that the implementation of the Euro meets the timetable and regulations established by the EMU.

   Based on current estimates, the Company does not expect the costs incurred to address the Euro will have a material impact on its financial condition or results of operations.

   FORWARD-LOOKING INFORMATION

   This Form 10-Q contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potentially negative factors that could cause actual results to differ materially from those in the forward-looking statements include (a) the possibility that the continuing integration of acquired businesses will take longer than anticipated, (b) the potential for increased pressure on pricing that leads to erosion in profit margins, (c) the possibility that market demand will not develop for new technologies, products, and applications, (d) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, and (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products.

   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   A discussion of market risk exposures is included in Part II, Item 7a, "Quantitative and Qualitative Disclosure about Market Risk," of the Company's 1999 Annual Report and Form 10- K. There were no material changes during the three months ended June 30, 1999.

   PART II       OTHER INFORMATION

   ITEM 1        LEGAL PROCEEDINGS

   Reference is made to Part I, Item 1., Note G of this Report on Form 10-Q, which is incorporated herein by reference.

   ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The company held its Annual Meeting of Shareholders on July 22, 1999, at 5960 Heisley Road, Mentor, Ohio. At the Annual Meeting, shareholders re-elected two Class I directors to serve with a term expiring at the Annual Meeting of Shareholders in 2001. Results of the voting on directors were: Raymond A. Lancaster 57,002,066 votes for, 911,208 withheld, J. B. Richey 57,006,234 votes for, 907,040 withheld.

   ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

   (a)           Exhibits

     EXHIBIT NUMBER                EXHIBIT DESCRIPTION

        10.1 Change of Control Agreement between STERIS Corporation and Mr. Sanford.

        10.2 Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Mr. Sanford

        15.1                       Letter RE: Unaudited Interim Financial
                                   Information

        27.1                       Financial Data Schedule

    (b) Reports on Form 8-K

        None

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STERIS Corporation
                                           (Registrant)

                                           /s/ Les C. Vinney
                                           -------------------------------
                                           Les C. Vinney
                                           Senior Vice President and
                                           Chief Financial Officer
                                           August 16, 1999

                                           /s/ Mark L. Fagerholm
                                           -------------------------------
                                           Mark L. Fagerholm
                                           Vice President Finance
                                           (Principal Financial Officer)
                                           August 16, 1999