Form 10-Q
period 1999-09-30
STERIS CORP
filed 1999-11-15
CIK 815065

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


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


The number of Common Shares outstanding as of September 30, 1999: 67,497,700


================================================================================

PART I         FINANCIAL INFORMATION


                               STERIS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                           (IN THOUSANDS) (UNAUDITED)

================================================================================

                                                                            SEPTEMBER 30,        MARCH 31,
                                                                                1999               1999
                                                                            --------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $  32,310         $  23,680
  Accounts receivable                                                            219,389           230,346
  Inventories                                                                    124,597            99,279
  Current portion of deferred income taxes                                        21,910            21,910
  Prepaid expenses and other assets                                               16,770            18,182
                                                                               ---------         ---------
TOTAL CURRENT ASSETS                                                             414,976           393,397
Property, plant, and equipment                                                   408,037           372,386
Accumulated depreciation                                                        (127,698)         (111,105)
                                                                               ---------         ---------
  Net property, plant, and equipment                                             280,339           261,281
Intangibles                                                                      282,634           280,750
Accumulated amortization                                                         (75,933)          (72,499)
                                                                               ---------         ---------
  Net intangibles                                                                206,701           208,251
Other assets                                                                       3,400             3,067
                                                                               ---------         ---------
TOTAL ASSETS                                                                   $ 905,416         $ 865,996
                                                                               =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Current portion of long-term indebtedness                                    $   1,816         $   2,200
  Accounts payable                                                                39,739            47,431
  Accrued expenses and other                                                     104,669           107,506
                                                                               ---------         ---------
TOTAL CURRENT LIABILITIES                                                        146,224           157,137
Long-term indebtedness                                                           266,450           221,500
Deferred income taxes                                                              2,810             2,810
Other long-term liabilities                                                       48,845            48,612
                                                                               ---------         ---------
TOTAL LIABILITIES                                                                464,329           430,059
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized; no shares outstanding
Common Shares, without par value, 300,000 shares authorized; issued and outstanding shares of 67,498 at September 30, 1999, and 67,956 at
  March 31, 1999, excluding 1,081 and 523 treasury shares, respectively          204,304           222,946
Retained earnings                                                                243,606           219,863
Cumulative translation adjustment                                                 (6,823)           (6,872)
                                                                               ---------         ---------
TOTAL SHAREHOLDERS' EQUITY                                                       441,087           435,937
                                                                               ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 905,416         $ 865,996
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

                               STERIS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

================================================================================

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            SEPTEMBER 30                        SEPTEMBER 30
                                                    ---------------------------------------------------------------
                                                       1999             1998               1999             1998
                                                    ---------         ---------         ---------         ---------

Net revenues                                        $ 198,602         $ 191,125         $ 375,415         $ 364,900
Cost of goods and services sold                       108,001           101,621           202,802           194,082
                                                    ---------         ---------         ---------         ---------
Gross profit                                           90,601            89,504           172,613           170,818

Costs and expenses:
  Selling, informational, and administrative           58,634            50,693           116,285           100,224
  Research and development                              5,715             6,074            11,923            12,103
                                                    ---------         ---------         ---------         ---------
                                                       64,349            56,767           128,208           112,327
                                                    ---------         ---------         ---------         ---------

Income from operations                                 26,252            32,737            44,405            58,491
Interest expense                                       (3,903)           (2,325)           (7,396)           (4,719)
Interest income and other                                 852               360             1,248               515
                                                    ---------         ---------         ---------         ---------
Income before income taxes                             23,201            30,772            38,257            54,287
Income tax expense                                      8,793            12,001            14,514            21,171
                                                    ---------         ---------         ---------         ---------
Net income                                          $  14,408         $  18,771         $  23,743         $  33,116
                                                    =========         =========         =========         =========

Net income per share - basic                        $    0.21         $    0.27         $    0.35         $    0.49
                                                    =========         =========         =========         =========
Net income per share - diluted                      $    0.21         $    0.27         $    0.35         $    0.47
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

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

================================================================================

                                                                        SIX MONTHS ENDED
                                                                          SEPTEMBER 30
                                                                 ------------------------------
                                                                      1999             1998
                                                                 --------------  --------------
OPERATING ACTIVITIES
Net income                                                          $ 23,743         $ 33,116
Adjustments to reconcile net income to
   net cash (used in) provided by operating activities:
   Depreciation and amortization                                      20,027           15,225
   Deferred income taxes                                                   0           (7,761)
   Other items                                                          (403)          (1,776)
   Changes in operating assets and liabilities:
       Accounts receivable                                            11,521           12,037
       Inventories                                                   (25,318)         (20,329)
       Other assets                                                    5,872           (2,135)
       Accounts payable and accruals                                 (10,861)          (1,533)
                                                                    --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             24,581           26,844

INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents                 (33,524)         (31,458)
Investment in businesses                                              (6,259)         (39,992)
                                                                    --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                (39,783)         (71,450)

FINANCING ACTIVITIES
Payments on long-term obligations                                     (1,134)            (589)
Borrowing under credit facility                                       45,000           50,000
Purchase of treasury shares                                          (28,712)          (2,495)
Stock option and other equity transactions                             8,241            5,594
                                                                    --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             23,395           52,510
Effect of exchange rate changes on cash and cash equivalents             437                1
                                                                    --------         --------
INCREASE IN CASH AND CASH EQUIVALENTS                                  8,630            7,905
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      23,680           17,172
                                                                    ========         ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 32,310         $ 25,077
                                                                    ========         ========

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

A. - REPORTING ENTITY

STERIS Corporation (the "Company" or "STERIS") develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and therapy support systems, products, services, and technologies for healthcare, scientific, research, food, and industrial Customers throughout the world. The Company has over 4,700 Associates (employees) worldwide, including more than 1,900 direct sales, service, field, and Customer support personnel. Customer Support facilities are located in major global market centers with production operations in the United States, Australia, Canada, Germany, Finland, and Sweden. STERIS operates in a single business segment.

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

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


C. - EARNINGS PER SHARE

Following is a summary, in thousands, of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           SEPTEMBER 30                       SEPTEMBER 30
                                                 ---------------------------------  ---------------------------------
                                                     1999               1998            1999               1998
                                                 --------------    ---------------  --------------     --------------
  Weighted average Common
  Shares outstanding - basic                            67,455             68,326          67,478             68,222

  Dilutive effect of stock options                       1,020              2,429           1,288              2,496
                                                 --------------    ---------------  -------------- --- --------------
  Weighted average Common Shares and
  equivalents - diluted                                 68,475             70,755          68,766             70,718
                                                 ==============    ===============  ==============     ==============

D. - COMPREHENSIVE INCOME

Comprehensive income amounted to $14,879 and $19,434, net of tax, for the quarters ended September 30, 1999 and 1998, respectively. Comprehensive income amounted to $23,792 and $33,117, net of tax, for the six months ended September 30, 1999 and 1998, respectively. The entire difference between net income and comprehensive income for the periods presented results from changes in the cumulative translation adjustment.

E. - INVENTORIES

Inventories were as follows:

                                                                   SEPTEMBER 30,               MARCH 31,
                                                                        1999                      1999
                                                                ---------------------     ---------------------
  Raw material                                                               $46,132                   $36,878
  Work in process                                                             24,406                    19,585
  Finished goods                                                              54,059                    42,816
                                                                ---------------------     ---------------------
                                                                            $124,597                   $99,279
                                                                =====================     =====================

The increase in inventories during the period was due to an increase in costs to support product sales and anticipated future product sales.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


F. - FINANCING

On January 26, 1999, STERIS entered into a $400,000 Credit Facility. The Credit Facility includes an unsecured revolver of $250,000 which expires January 26, 2002. The remaining $150,000 is an unsecured 364 day facility expiring on January 25, 2000, which can be extended annually for 364 days. The $400,000 Credit Facility may be used for general corporate purposes and will bear interest at either KeyBank National Association's prime rate or at LIBOR plus a margin. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. At September 30, 1999, the outstanding borrowings under the existing Credit Facility were $260,000.

The Company has now repurchased 3.7 million Common Shares as a part of its previously announced open market buy-back program. No Common Shares were repurchased in the latest quarter.

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

H. - ACQUISITIONS

Early in the second quarter fiscal 2000, the Company acquired the assets of Quality Sterilization Systems (QSS), a contract sterilization business located near Minneapolis, Minnesota. QSS primarily provides contract sterilization services for medical device manufacturers in the upper Midwest. Also, during the second quarter fiscal 2000, the Company completed the acquisition of privately held FoodLabs, Inc. FoodLabs, Inc., located in Manhattan, Kansas, provides analytical, product development, and consulting services to the food and agricultural industries, with a particular focus on food safety. These acquisitions have been accounted for as purchase transactions.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the accompanying consolidated condensed balance sheet of STERIS Corporation and subsidiaries as of September 30, 1999, and the related consolidated condensed statements of income for the three-month and six-month periods ended September 30, 1999 and 1998, and the consolidated condensed statements of cash flows for the six-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


                                                Ernst & Young LLP
Cleveland, Ohio
October 27, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net revenue increased by 3.9% to $198.6 million in the second quarter fiscal 2000 from $191.1 million in the second quarter fiscal 1999. Net revenue increased by 2.9% to $375.4 million in the first six months of fiscal 2000 from $364.9 million in the same period in fiscal 1999. Health Care Group revenues in the fiscal second quarter increased 3.5% from the prior year period to $148.1 million, or 74.6% of total Company revenues. Scientific and Industrial Group revenues were $50.5 million in the second quarter, an increase of 5.1% from the prior year period. Health Care Group revenues in the first six months of fiscal 2000 increased 2.0% from the prior year period to $279.3 million, or 74.4% of total Company revenues. Scientific and Industrial Group revenues were $96.1 million in the first six months of fiscal 2000, an increase of 5.6% from the prior year period. Revenues from consumables and services were 56.7% of sales for the quarter, up from 53.5% in last year's second quarter.

The costs of products and services sold increased by 6.3% to $108.0 million in the second quarter fiscal 2000 from $101.6 million in the second quarter fiscal 1999. The costs of products and services sold increased by 4.5% to $202.8 million for the first six months of fiscal 2000 from $194.1 million for the first six months of fiscal 1999. The cost of products and services sold as a percentage of net revenue was 54.4% for the second quarter fiscal 2000 compared to 53.2% for the same period in fiscal 1999. The increase in the cost of products and services sold as a percentage of net revenue reflects a change in the classification of certain service costs previously treated as general operating expenses. The change reduced gross margin by approximately 0.7% in the second quarter and 0.6% in the first half.

Selling, informational, and administrative expenses increased by 15.7% to $58.6 million in the second quarter fiscal 2000 from $50.7 million in the second quarter fiscal 1999. Selling, informational, and administrative expenses increased by 16.0% to $116.3 million in the first six months of fiscal 2000 from $100.2 million in the first six months of fiscal 1999. The increase in expenses reflected higher payroll and marketing costs primarily incurred to support the expansion and reorientation of the U.S. Health Care field organization, the addition of production facilities which were acquired as a result of business combinations, as well as the costs related to the termination of the proposed acquisition of Isotron plc, which resulted in a charge of $0.5 million in the second quarter. The expenses as a percentage of net revenue increased to 29.5% in the second quarter fiscal 2000 from 26.5% in the second quarter fiscal 1999.

Research and development expenses decreased by 5.9% to $5.7 million in the second quarter fiscal 2000 from $6.1 million in the second quarter fiscal 1999. Research and development expenses decreased by 1.5% to $11.9 million in the first six months fiscal 2000 from $12.1 million in the first six months fiscal 1999.

Interest expense increased by 67.9% to $3.9 million in the second quarter fiscal 2000 from $2.3 million in the second quarter fiscal 1999. Interest expense increased by 56.7% to $7.4 million in the first six months fiscal 2000 from $4.7 million in the first six months fiscal 1999. The increase was due to the additional borrowing under the Credit Facility principally for purchases of property, plant, and equipment, acquisition of businesses, and repurchase of Common Shares.

Net income for the second quarter of fiscal 2000 decreased by 23.2% to $14.4 million ($.21 per share) from $18.8 million ($.27 per share) in the same period fiscal 1999. Net income for the first six months of fiscal 2000 decreased by 28.3% to $23.7 million ($.35 per share) from $33.1 million ($.47 per share) in the same period fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had $32.3 million in cash and cash equivalents as of September 30, 1999, compared to $23.7 million of the same at March 31, 1999. The increase was primarily attributable to cash received from operating activities and borrowings, offset by purchases of property, plant, and equipment, acquisition of businesses, and repurchase of Common Shares.

Accounts receivable decreased by 4.8% to $219.4 million as of September 30, 1999, compared to $230.3 million at March 31, 1999. The decrease reflected seasonal changes in revenues and increased collections.

Inventory increased by 25.5% to $124.6 million as of September 30, 1999, compared to $99.3 million at March 31, 1999. The increase in inventories during the period was due to an increase in costs to support product sales and anticipated future product sales.

Prepaid expenses and other assets decreased by 7.8% to $16.8 million as of September 30, 1999, compared to $18.2 million at March 31, 1999.

Property, plant, and equipment increased by 9.6% to $408.0 million as of September 30, 1999, compared to $372.4 million at March 31, 1999. The increase was due to investments in manufacturing equipment, informational technology systems, and contract services operations.

Intangibles increased by 0.7% to $282.6 million as of September 30, 1999, compared to $280.8 million at March 31, 1999.

Current liabilities decreased by 7.0% to $146.2 as of September 30, 1999, compared to $157.1 million at March 31, 1999.

Long-term indebtedness increased by 20.3% to $266.5 million as of September 30, 1999, compared to $221.5 at March 31, 1999. The increase was due primarily to fund purchases of property, plant, and equipment, business acquisitions, and the repurchase of Common Shares.

Other long-term liabilities increased by 0.5% to $48.8 million as of September 30, 1999, compared to $48.6 million at March 31, 1999.

On January 26, 1999, STERIS entered into a $400 million Credit Facility. The Credit Facility includes an unsecured revolver of $250 million which expires January 26, 2002. The remaining $150 million is an unsecured 364 day facility expiring on January 25, 2000, which can be extended annually for 364 days. The $400 million Credit Facility may be used for general corporate purposes and will bear interest at either KeyBank National Association's prime rate or at LIBOR plus a margin. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. At September 30, 1999, the outstanding borrowings under the existing Credit Facility were $260 million.

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

SEASONALITY
------------

Historical data indicates that financial results were subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, Customer buying patterns of capital equipment, and international business practices. Sales and profitability of certain of the acquired and consolidated product lines have historically been disproportionately weighted toward the latter part of each quarter and each fiscal year. Various changes in business practices resulting from the integration of acquired businesses into STERIS may alter the historical patterns of the previously independent businesses.

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

The Company's year 2000 program activities include the identification of affected hardware and software, the development of a plan for remediating those systems in the most effective manner, the execution of that plan, which includes continuous testing, and the monitoring of the program's success. Although various locations are at differing stages of readiness with respect to the various focus areas, the identification and plan development phases of the project are completed. The Company has substantially completed the program, and continuous review and testing are being conducted to help ensure that compliance is achieved and maintained as the year 2000 approaches.

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

As part of the year 2000 program, contingency plans are being formalized as the target date for completion approaches. Business disruption scenarios have been identified and continue to be reviewed and appropriate strategies are being evaluated in the development of these various plans. The Company continues to develop contingency plans (e.g., the selection of alternative suppliers) to address the potential business disruption scenarios that are being identified.

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

EURO
----

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

FORWARD-LOOKING INFORMATION
---------------------------

This Form 10-Q contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potentially negative factors that could cause actual results to differ materially from those in the forward-looking statements include (a) the possibility that the continuing integration of acquired businesses will take longer than anticipated,
(b) the potential for increased pressure on pricing that leads to erosion in profit margins, (c) the possibility that market demand will not develop for new technologies, products, and applications, (d) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (e) the possibility that the Company's activities related to changes in its sales force will take longer or incur greater expense than anticipated and (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
---------------------------------------------------------

A discussion of market risk exposures is included in Part II, Item 7a, "Quantitative and Qualitative Disclosure about Market Risk," of the Company's 1999 Annual Report and Form 10-K. There were no material changes during the six months ended September 30, 1999.

PART II OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS
------    -----------------

Reference is made to Part I, Item 1., Note G of this Report on Form 10-Q, which is incorporated herein by reference.

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS
------    -----------------------------------------

On July 29, 1999, the Company issued 100,000 Common Shares, without par value, to the shareholders of FoodLabs, Inc. in exchange for all of the issued and outstanding capital stock of FoodLabs, Inc. The Company issued its Common Shares in reliance on the exemption from registration provided by Rule 505 promulgated under the Securities Act of 1933, as amended (the "1933 Act"). The offering of the Common Shares satisfied the terms and conditions of Rules 501 and 502 under the 1933 Act, and the Common Shares had an aggregate offering price not exceeding $5 million and were issued to 35 or fewer purchasers.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

(a)       Exhibits
          --------

  EXHIBIT NUMBER       EXHIBIT DESCRIPTION
  --------------       -------------------

      15.1             Letter Re: Unaudited Interim Financial Information

      27.1             Financial Data Schedule

(b)                    Reports on Form 8-K

Current report on form 8-K, filed August 31, 1999, in connection with the announcement by the Company that it had allowed its recommended cash offer to purchase Isotron plc to lapse.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STERIS Corporation

                                             (Registrant)



                                             /s/ Les C. Vinney
                                             -----------------

                                             Les C. Vinney

                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)
                                             November 12, 1999