Form 10-Q
period 1999-12-31
STERIS CORP
filed 2000-02-14
CIK 815065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED DECEMBER 31, 1999


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


The number of Common Shares outstanding as of December 31, 1999: 67,495,079

================================================================================

PART I         FINANCIAL INFORMATION



                               STERIS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (IN THOUSANDS) (UNAUDITED)

================================================================================

                                                                                 DECEMBER 31,        MARCH 31,
                                                                                    1999                1999
                                                                                 ---------           ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $  28,580           $  23,680
  Accounts receivable                                                              224,400             230,346
  Inventories                                                                      130,225              99,279
  Current portion of deferred income taxes                                          21,910              21,910
  Prepaid expenses and other assets                                                 18,127              18,182
                                                                                 ---------           ---------
TOTAL CURRENT ASSETS                                                               423,242             393,397
Property, plant, and equipment                                                     422,264             372,386
Accumulated depreciation                                                          (134,742)           (111,105)
                                                                                 ---------           ---------
  Net property, plant, and equipment                                               287,522             261,281
Intangibles                                                                        283,336             280,750
Accumulated amortization                                                           (77,598)            (72,499)
                                                                                 ---------           ---------
  Net intangibles                                                                  205,738             208,251
Other assets                                                                         3,444               3,067
                                                                                 ---------           ---------
TOTAL ASSETS                                                                     $ 919,946           $ 865,996
                                                                                 =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term indebtedness                                      $   1,816           $   2,200
  Accounts payable                                                                  48,695              47,431
  Accrued expenses and other                                                       100,424             107,506
                                                                                 ---------           ---------
TOTAL CURRENT LIABILITIES                                                          150,935             157,137
Long-term indebtedness                                                             265,925             221,500
Deferred income taxes                                                                2,810               2,810
Other long-term liabilities                                                         48,997              48,612
                                                                                 ---------           ---------
TOTAL LIABILITIES                                                                  468,667             430,059
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized; no shares outstanding
Common Shares, without par value, 300,000 shares authorized; issued and outstanding shares of 67,495 at December 31, 1999, and 67,956 at
  March 31, 1999, excluding 1,081 and 523 treasury shares, respectively            204,256             222,946
Retained earnings                                                                  254,541             219,863
Cumulative translation adjustment                                                   (7,518)             (6,872)
                                                                                 ---------           ---------
TOTAL SHAREHOLDERS' EQUITY                                                         451,279             435,937
                                                                                 ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 919,946           $ 865,996
                                                                                 =========           =========

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

================================================================================

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         DECEMBER 31                      DECEMBER 31
                                                 -------------------------       -------------------------
                                                   1999            1998            1999            1998
                                                 ---------       ---------       ---------       ---------

Net revenues                                     $ 195,119       $ 205,794       $ 570,534       $ 570,694
Cost of goods and services sold                    108,038         109,260         310,840         303,342
                                                 ---------       ---------       ---------       ---------
Gross profit                                        87,081          96,534         259,694         267,352

Costs and expenses:
 Selling, informational, and administrative         61,054          49,793         177,339         150,017
 Research and development                            5,812           6,150          17,735          18,253
                                                 ---------       ---------       ---------       ---------
                                                    66,866          55,943         195,074         168,270
                                                 ---------       ---------       ---------       ---------

Income from operations                              20,215          40,591          64,620          99,082
Interest expense                                    (4,086)         (3,097)        (11,482)         (7,816)
Interest income and other                            1,507             170           2,755             685
                                                 ---------       ---------       ---------       ---------
Income before income taxes                          17,636          37,664          55,893          91,951
Income tax expense                                   6,701          14,689          21,215          35,860
                                                 ---------       ---------       ---------       ---------
Net income                                       $  10,935       $  22,975       $  34,678       $  56,091
                                                 =========       =========       =========       =========

Net income per share - basic                     $    0.16       $    0.34       $    0.51       $    0.82
                                                 =========       =========       =========       =========
Net income per share - diluted                   $    0.16       $    0.33       $    0.51       $    0.79
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

                               STERIS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

================================================================================

                                                                       NINE MONTHS ENDED
                                                                           DECEMBER 31
                                                                  --------------------------
                                                                     1999            1998
                                                                  ---------       ---------
OPERATING ACTIVITIES
Net income                                                        $  34,678       $  56,091
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Depreciation and amortization                                       30,107          22,882
 Deferred income taxes                                                    0          (7,358)
 Other items                                                           (748)           (270)
 Changes in operating assets and liabilities:
   Accounts receivable                                                6,510          (1,033)
   Inventories                                                      (30,946)        (22,809)
   Other assets                                                       4,515          (3,493)
   Accounts payable and accruals                                     (6,150)         (5,365)
                                                                  ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            37,966          38,645

INVESTING ACTIVITIES
Purchases of property, plant, equipment, and patents                (49,828)        (52,014)
Investment in businesses                                             (6,259)        (48,452)
                                                                  ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                               (56,087)       (100,466)

FINANCING ACTIVITIES
Payments on long-term obligations                                    (1,659)         (1,114)
Borrowing under credit facility                                      45,000          60,000
Purchase of treasury shares                                         (28,712)         (6,746)
Stock option and other equity transactions                            8,193           7,003
                                                                  ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            22,822          59,143
Effect of exchange rate changes on cash and cash equivalents            199             519
                                                                  ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      4,900          (2,159)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     23,680          17,172
                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  28,580       $  15,013
                                                                  =========       =========

See notes to consolidated condensed financial statements.

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


 PERIODS ENDED DECEMBER 31, 1999 AND 1998

  A. - REPORTING ENTITY

  STERIS Corporation (the "Company" or "STERIS") develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and therapy support systems, products, services, and technologies for health care, scientific, research, food, and industrial Customers throughout the world. The Company has over 4,700 Associates (employees) worldwide, including more than 1,900 direct sales, service, field, and Customer support personnel. Customer Support facilities are located in major global market centers with production operations in the United States, Australia, Canada, Germany, Finland, and Sweden. STERIS operates in a single business segment.

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

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

  C. - EARNINGS PER SHARE

  Following is a summary, in thousands, of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:


                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                             DECEMBER 31                              DECEMBER 31
                                               -------------------------------------    -------------------------------------
                                                     1999                  1998               1999                  1998
                                               ---------------       ---------------    ---------------       ---------------
    Weighted average Common
    Shares outstanding - basic                          67,495                68,174             67,484                68,203
    Dilutive effect of stock options                       893                 2,204              1,156                 2,398
                                               ---------------       ---------------    ---------------       ---------------
    Weighted average Common
    Shares and equivalents - diluted                    68,388                70,378             68,640                70,601
                                               ===============       ===============    ===============       ===============


  D. - COMPREHENSIVE INCOME

  Comprehensive income amounted to $10,240 and $23,493, net of tax, for the quarters ended December 31, 1999 and 1998, respectively. Comprehensive income amounted to $34,032 and $56,610, net of tax, for the nine months ended December 31, 1999 and 1998, respectively. The entire difference between net income and comprehensive income for the periods presented results from changes in the cumulative translation adjustment.

  E. - INVENTORIES

  Inventories were as follows:


                                                                    DECEMBER 31,                  MARCH 31,
                                                                        1999                         1999
                                                              -----------------------      ----------------------
  Raw material                                                                $41,080                     $36,878
  Work in process                                                              31,905                      19,585
  Finished goods                                                               57,240                      42,816
                                                              -----------------------      ----------------------
                                                                             $130,225                     $99,279
                                                              =======================      ======================

                               STERIS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

  F. - FINANCING


  On January 26, 1999, STERIS entered into a $400,000 Credit Facility. The Credit Facility includes an unsecured revolver of $250,000 which expires January 26, 2002. The remaining $150,000 is an unsecured 364 day facility originally expiring on January 25, 2000, which has been extended and will expire on January 23, 2001, subject to being further extended at maturity for an additional 364 days. The $400,000 Credit Facility may be used for general corporate purposes and will bear interest at either KeyBank National Association's prime rate or at LIBOR plus a margin. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. At December 31, 1999, the outstanding borrowings under the existing Credit Facility were $260,000.


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

  On December 15, 1999, STERIS Corporation received a warning letter from the Food and Drug Administration ("FDA") in connection with the FDA's recent inspection of STERIS's manufacturing facility in Mentor, Ohio. Since the inspection and receipt of the warning letter, STERIS has been working diligently with the FDA to resolve the FDA's concerns and will continue to cooperate with the FDA to reach a final resolution of all concerns. Although no assurance can be given as to the timing of any such resolution, management believes this matter will not have a material adverse effect on STERIS's financial condition, results of operations, or cash flows.

  H. - ACQUISITION

  During the fourth quarter fiscal 2000, the Company purchased a minority equity interest in SterilTek, a provider of sterilization management and outsourcing services for health care facilities.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

  Board of Directors and Shareholders
  STERIS Corporation

  We have reviewed the accompanying consolidated condensed balance sheet of STERIS Corporation and subsidiaries as of December 31, 1999, and the related consolidated condensed statements of income for the three-month and nine-month periods ended December 31, 1999 and 1998, and the consolidated condensed statements of cash flows for the nine-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly we do not express such an opinion.

  Based upon our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

  We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended, not presented herein, and in our report dated April 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of March 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it is derived.

                                                     Ernst & Young LLP

  Cleveland, Ohio
  January 24, 2000

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS



  RESULTS OF OPERATIONS
  ---------------------

  Net revenue decreased by 5.2% to $195.1 million in the third quarter fiscal 2000 from $205.8 million in the third quarter fiscal 1999. The decline in revenues appeared to be largely attributable to delays in capital equipment purchases because of concerns over Y2K, the Balanced Budget Act of 1997 which reduced Medicare reimbursements and caused many hospitals to slow capital purchases, and the recent and pending global consolidations of companies in the biopharmaceutical industry. Net revenue decreased to $570.5 million in the first nine months of fiscal 2000 from $570.7 million in the same period in fiscal 1999. Health Care Group revenues in the fiscal third quarter decreased 3.5% from the prior year period to $145.2 million, or 74.4% of total Company revenues. Scientific and Industrial Group revenues were $49.9 million in the third quarter, a decrease of 9.8% from the prior year period. Health Care Group revenues in the first nine months of fiscal 2000 increased from the prior year period to $424.4 million, or 74.4% of total Company revenues. Scientific and Industrial Group revenues were $146.1 million in the first nine months of fiscal 2000, a decrease of 0.2% from the prior year period. Revenues from consumable products, accessories, and services were 58.8% of net revenue for the quarter.

  The costs of products and services sold decreased by 1.1% to $108.0 million in the third quarter fiscal 2000 from $109.3 million in the third quarter fiscal 1999. The costs of products and services sold increased by 2.5% to $310.8 million for the first nine months of fiscal 2000 from $303.3 million for the first nine months of fiscal 1999. The cost of products and services sold as a percentage of net revenue was 55.4% for the third quarter fiscal 2000 compared to 53.1% for the same period in fiscal 1999. The increase in the cost of products and services sold as a percentage of net revenue reflects the impact of lower capital equipment sales for the period upon the absorption of fixed overhead. The Company has engaged an outside firm to assist with a focused project aimed at improving the efficiency and profitability of its major manufacturing operations.

  Selling, informational, and administrative expenses increased by 22.7% to $61.1 million in the third quarter fiscal 2000 from $49.8 million in the third quarter fiscal 1999. Selling, informational, and administrative expenses increased by 18.2% to $177.3 million in the first nine months of fiscal 2000 from $150.0 million in the first nine months of fiscal 1999. The increase in expenses during the quarter reflected higher payroll and marketing costs primarily incurred to support the expansion and reorientation of the U.S. Health Care field organization, the addition of a production facility which was acquired as a result of a business combination, as well as a higher level of depreciation expense than the prior year. The expenses as a percentage of net revenue increased to 31.3% in the third quarter fiscal 2000 from 24.2% in the third quarter fiscal 1999.

  Research and development expenses decreased by 6.5% to $5.8 million in the third quarter fiscal 2000 from $6.2 million in the third quarter fiscal 1999. Research and development expenses decreased by 3.3% to $17.7 million in the first nine months fiscal 2000 from $18.3 million in the first nine months fiscal 1999 as a result of continued consolidation and rationalization of the research and development activities of acquired businesses.

  Interest expense increased by 32.3% to $4.1 million in the third quarter fiscal 2000 from $3.1 million in the third quarter fiscal 1999. Interest expense increased by 47.4% to $11.5 million in the first nine months fiscal 2000 from $7.8 million in the first nine months fiscal 1999. The increase was due to the additional borrowing under the Credit Facility principally for purchases of property, plant, and equipment, acquisition of businesses, and repurchase of Common Shares.

  Net income for the third quarter of fiscal 2000 decreased by 52.6% to $10.9 million ($.16 per share) from $23.0 million ($.33 per share) in the same period in fiscal 1999. Net income for the first nine months of fiscal 2000 decreased by 38.2% to $34.7 million ($.51 per share) from $56.1 million ($.79 per share) in the same period in fiscal 1999.

  LIQUIDITY AND CAPITAL RESOURCES
  -------------------------------

  The Company had $28.6 million in cash and cash equivalents as of December 31, 1999, compared to $23.7 million of the same at March 31, 1999. The increase was primarily attributable to cash received from operating activities and borrowings, offset by purchases of property, plant, and equipment, acquisition of businesses, and repurchase of Common Shares.

  Accounts receivable decreased by 2.6% to $224.4 million as of December 31, 1999, compared to $230.3 million at March 31, 1999. The decrease reflected seasonal changes in revenues and increased collections.

  Inventory increased by 31.1% to $130.2 million as of December 31, 1999, compared to $99.3 million at March 31, 1999. The increase in inventories during the period was due to an increase in costs to support product sales and anticipated future product sales.

  Prepaid expenses and other assets decreased by 0.6% to $18.1 million as of December 31, 1999, compared to $18.2 million at March 31, 1999.

  Property, plant, and equipment increased by 13.4% to $422.3 million as of December 31, 1999, compared to $372.4 million at March 31, 1999. The increase was due to investments in manufacturing equipment, informational technology systems, and contract services operations.

  Intangibles increased by 0.9% to $283.3 million as of December 31, 1999, compared to $280.8 million at March 31, 1999.

  Current liabilities decreased by 4.0% to $150.9 million as of December 31, 1999, compared to $157.1 million at March 31, 1999. The decrease resulted from reductions in the current portion of long-term indebtedness and accrued expenses.

  Long-term indebtedness increased by 20.1% to $265.9 million as of December 31, 1999, compared to $221.5 million at March 31, 1999. The increase was due primarily to fund purchases of property, plant, and equipment, business acquisitions, and the repurchase of Common Shares.

  Other long-term liabilities increased by 0.8% to $49.0 million as of December 31, 1999, compared to $48.6 million at March 31, 1999.

  On January 26, 1999, STERIS entered into a $400 million Credit Facility. The Credit Facility includes an unsecured revolver of $250 million which expires January 26, 2002. The remaining $150 million is an unsecured 364 day facility originally expiring on January 25, 2000, which has been extended and will expire on January 23, 2001, subject to being further extended at maturity for an additional 364 days. The $400 million Credit Facility may be used for general corporate purposes and will bear interest at either KeyBank National Association's prime rate or at LIBOR plus a margin. The Credit Facility contains customary covenants which include maintenance of certain financial ratios. At December 31, 1999, the outstanding borrowings under the existing Credit Facility were $260 million.

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

  YEAR 2000 DATE CONVERSION
  -------------------------

  An issue affecting many companies is how computer applications process date-sensitive information. Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. Without corrective actions, this could cause disruptions of operations.

  The Company completed all Year 2000 readiness work and has experienced no significant problems. The Y2K concerns that might have impacted Customer buying decisions have been addressed above.

  Operating expenses include costs incurred in preparing systems and applications for the year 2000. The Company incurred internal staff costs as well as outside services and other expenses related to the conversion and testing of the systems and applications. These costs were immaterial.

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

  The Company has several operations within the eleven participating countries that are using the Euro as their local currency. Additionally, the Company's operations in other European countries and elsewhere in the world will be conducting business transactions with Customers and suppliers that will be denominated in the Euro. Euro denominated bank accounts have been established to accommodate Euro transactions.

  The Company has established plans to review strategic and tactical issues arising from the Euro conversion. Over the past several periods, these plans have focused on aspects of the Euro conversion that required adjustment or compliance by January 1, 1999, and for conducting Euro-denominated business. These aspects included transacting business in the Euro, the competitive impact on product pricing, and adjustments to billing systems to handle parallel currencies. The Company has determined that these systems have the capability to handle Euro transactions and are currently in a position to transact business in Euros. Continuing analysis and development efforts will help ensure that the implementation of the Euro meets the timetable and regulations established by the EMU.

  Based on current estimates, the Company does not expect the costs incurred to address the Euro will have a material impact on its financial condition, results of operations, or cash flows.

  FORWARD-LOOKING INFORMATION
  ---------------------------

  This Form 10-Q contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as "may," "will," "expects," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," or "seeks" or the negative of such terms or other variations on such terms or comparable terminology. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potentially negative factors that could cause actual results to differ materially from those in the forward-looking statements include (a) the possibility that the continuing integration of acquired businesses will take longer than anticipated, (b) the potential for increased pressure on pricing that leads to erosion in profit margins, (c) the possibility that market demand will not develop for new technologies, products, and applications or that regulatory actions may affect market demand, (d) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (e) the possibility that the Company's activities related to changes in its sales force will take longer or incur greater expense than anticipated and (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services.

  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ---------------------------------------------------------

  A discussion of market risk exposures is included in Part II, Item 7a, "Quantitative and Qualitative Disclosure about Market Risk," of the Company's 1999 Annual Report and Form 10- K. There were no material changes during the nine months ended December 31, 1999.



  PART II      OTHER INFORMATION



  ITEM 1                    LEGAL PROCEEDINGS
  ------                    -----------------

  Reference is made to Part I, Item 1., Note G of this Report on Form 10-Q, which is incorporated herein by reference.

  ITEM 6               EXHIBITS AND REPORTS ON FORM 8-K
  ------               --------------------------------

  (a)                  Exhibits
                       --------

       EXHIBIT NUMBER         EXHIBIT DESCRIPTION
       --------------         -------------------
             10.1             First Amendment Agreement, dated January 25, 2000,
                              among STERIS Corporation, various financial
                              institutions and KeyBank National Association, as
                              Agent.
             10.2             Assignment and Acceptance Agreement, dated January 24, 2000, between The Bank of New York ("Assignor") and KeyBank National
                              Association ("Assignee").
             10.3             Tranche B Note, dated January 24, 2000, between
                              STERIS Corporation and KeyBank National
                              Association.
             15.1             Letter Re: Unaudited Interim Financial Information
             27.1             Financial Data Schedule


   (b)                 Reports on Form 8-K
                       -------------------

   None



                                    SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 STERIS Corporation

                                                 (Registrant)



                                                 /s/ Les C. Vinney
                                                 -----------------

                                                 Les C. Vinney
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)
                                                 February 11, 2000