Form 10-K405
period 2000-03-31
STERIS CORP
filed 2000-06-22
CIK 815065

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 2000

                        Commission file number 0-20165

                              STERIS Corporation
            (Exact name of registrant as specified in its charter)

                 Ohio                                34-1482024
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

           5960 Heisley Road                        440-354-2600
        Mentor, Ohio 44060-1834            (Registrant's telephone number
    (Address of principal executive             including area code)
               offices)

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class         Name of Exchange on Which Registered
      -------------------         ------------------------------------
Common Shares, without par value        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked prices of such stock as of May 31, 2000: $608,840,606.92

The number of Common Shares outstanding as of May 31, 2000: 67,527,075

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 2000 Annual Meeting -- Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

Description of Business

  STERIS Corporation, an Ohio corporation organized in 1987 (the "Company" or "STERIS"), develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and therapy support systems, products, services, and technologies for health care, scientific, research, food, and industrial Customers throughout the world. STERIS is focused on helping Customers address today's trends in the health care and scientific industries. The health care industry is changing rapidly due to the growth of minimally invasive surgical and diagnostic procedures; heightened public and professional awareness and concern for the increasing number of transmittable and antibiotic-resistant infectious diseases; the shifting of patient care from acute care hospital settings to alternate sites; and the overall need to reduce the cost of health care delivery. These trends have expanded the demand for rapid, safe, and efficient infection prevention systems for critical tasks such as the sterile processing of devices and the handling, decontamination, destruction, and disposal of potentially infectious biohazardous waste. In the scientific industry, the market is expanding as pharmaceutical, biotech, medical device, food, and other United States Food and Drug Administration ("FDA") regulated manufacturers are under increasing pressure to adhere to stricter guidelines for the validation and control of their antimicrobial processes, as well as the trend towards global standardization of protocols.

  The Company has 4,810 Associates (employees) worldwide, including 2,255 direct sales, service, field, and Customer Support personnel. Customer Support and Training facilities are located in major global market centers with production and manufacturing operations in the United States, Australia, Canada, Germany, Finland, and Sweden.

  The Company operates in a single business segment. See the accompanying consolidated financial statements on page 15 of this Form 10-K for financial information regarding the Company.

Principal Products and Services

  Through a consistent strategic plan, a focused research and development effort, and several business acquisitions, STERIS has emerged as a market leader in low temperature sterilization, high temperature sterilization, washing and decontamination systems, surgical tables, surgical lights, and related consumables. The Company has expanded from its original narrow product line to become a multi-faceted global organization that serves health care, scientific, research, food, and industrial markets. Revenues by principal market are as follows (in thousands):

                                                        Years Ended March 31
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Health Care...................................... $557,686 $597,146 $547,809
   Scientific and Industrial........................  202,940  200,465  171,847
                                                     -------- -------- --------
   Total............................................ $760,626 $797,611 $719,656
                                                     ======== ======== ========

  Health Care. Health Care systems, products, and services are used by Customers to significantly reduce or eliminate microbial contamination of surfaces with which human contact might occur. The Company provides complete infection prevention material processing systems and specialty chemical products, including those used for cleaning, decontaminating, disinfecting, sterilizing, drying, and aerating medical and surgical instruments, devices, and hard surfaces. Specialty chemical products are generally employed in the material processing systems or used for high risk and routine skin care, hard surface disinfection, and surgical preparation. STERIS infection prevention systems support cost containment, productivity increases, and risk reduction in a wide variety of health care settings through process standardization, automatic monitoring and documentation, processing site flexibility, and reduction in processing time.

  One of the Company's well known product lines is STERIS SYSTEM 1(R), a complete system for just-in-time sterile processing at or near the site of patient care. SYSTEM 1 enables health care professionals to safely, easily, and economically sterilize immersible surgical and diagnostic devices between patient procedures in less than thirty minutes. The use of SYSTEM 1 also eliminates time consuming transportation to and from central processing sites. Customers are able to use delicate, expensive, heat-sensitive devices and instrument sets many times per day without compromising sterilization standards.

  SYSTEM 1 consists of a tabletop microprocessor-controlled unit, a patented, proprietary, single-use sterilant, and multiple adapter trays and containers. Installation requirements are tap water, electricity, and a drain. STERIS 20(TM), the sterilant component of SYSTEM 1, combines a powerful chemical biocidal agent with a proprietary anti-corrosion formulation to provide low temperature destruction of microorganisms. The STERIS process significantly reduces processing time and safety concerns associated with conventional low temperature sterilization and disinfection systems. SYSTEM 1 has particular appeal in the increasingly decentralized delivery of therapeutic patient services where capitated costs and standardized outcomes are emphasized. Since commercially introducing SYSTEM 1 in November 1988, the Company has produced over 20,000 SYSTEM 1 units for thousands of health care facilities, including hospitals, medical centers, ambulatory facilities, and physician offices in major markets throughout the world. We estimate that our Customers have now safely processed approximately 250 million surgical and diagnostic devices in STERIS SYSTEM 1.

  The products and services of STERIS are sold under a variety of brand and product names. As acquired businesses have been integrated and consolidated, the STERIS name is increasingly visible on the product and service offerings.

  The fundamental technology of the original STERIS brand is the rapid, safe destruction of microorganisms on surfaces. STERIS's strategy is to employ this technology in commercial applications with a focus on sterile processing, biohazardous waste processing, and other surface safety applications in the health care industry. The technology also has applications in a wide variety of other settings where cleanliness and destruction of microorganisms is important.

  Recognized for years as the industry standard in large and medium scale, high quality hardware systems and related service, STERIS is the leading provider of infection prevention and surgical support. STERIS products include thermal and low temperature gaseous sterilization systems, cleaning and decontamination systems, accessories, and related consumables that are used to prevent the spread of infectious diseases and reduce microbial contamination.

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

  STERIS develops, manufactures, and distributes infection prevention consumables and supplies that are used to prevent the spread of infectious diseases and to monitor sterilization and decontamination processes. STERIS consumable products offer quality choices for infection and contamination prevention for: Instrument Cleaning and Decontamination Systems; High Risk and Routine Skin Care Products; Hard Surface Disinfectants;

and Surgical Scrubs. STERIS quality assurance products to monitor sterilization processes include over 300 sterility assurance and sterility maintenance products for the worldwide health care market, including:
Protective and Decontamination Packaging; Biological Monitoring Systems; Barrier Wraps; Integrator/Indicator Monitoring Systems; and Record Keeping Systems.

  The Company's Health Care product line also includes general and specialty surgical tables, surgical and examination lights, operating room ("OR") storage cabinets, fluid waste management systems, warming cabinets, scrub sinks, and other complementary products and accessories for hospital and other health care facilities. The Company's versatile surgical table product line includes powered and manual general surgical tables as well as an orthopedic specialty table. A wide variety of general and specialty surgical procedures are accommodated through the use of attachable accessories which increase the versatility of the tables. The Company produces and sells its own line of accessories, as well as accessories manufactured by outside sources.

  The Company's illumination and space management systems are designed for a wide variety of locations where diagnostic and therapeutic procedures are performed, including the emergency room, general surgery suite, OB/GYN suite, ICU/CCU suite, and ambulatory surgery suite. The lighting products combine optical performance with positioning flexibility that accommodate the surface and cavity illumination needs of virtually all types of surgical procedures. The Company's SurgiVision(TM) Surgical Lighting and Video System combines high quality illumination with a technically advanced video system to provide innovative and cost-effective systems for both acute care and non-acute care Customers. The Company's products range from major surgical lights to minor examination lights, and include the Orbiter(R) line of ceiling management products for the OR and critical care markets.

  During fiscal 2000, STERIS formed an alliance with SterilTek, Inc., a provider of sterilization management and outsourcing services for health care facilities. STERIS has purchased a minority equity interest in SterilTek, and STERIS has become the exclusive supplier of infection prevention systems, consumables, and services to SterilTek. SterilTek develops comprehensive solutions to meet the instrument reprocessing needs of hospitals and health care facilities located throughout North America, and is positioned to capitalize on the current hospital trend of outsourcing non-revenue generating operations such as central sterile processing.

  Scientific and Industrial. STERIS Scientific Division is a global provider of contamination prevention and control, systems, products, and services for the pharmaceutical, biotechnology, medical device, critical research, food, laboratory research, and industrial markets. These products and services assist Customers in following the stringent sterility assurance and microbial reduction processes that are demanded by the FDA, as well as worldwide regulatory and compliance agencies.

  STERIS Scientific offers a complete range of systems and products with several of the most trusted brand names in the scientific industry: Finn Aqua(R) and Amsco(R) sterilizers, Reliance(R) and Basil(R) washers, VHP(R) (Vapor Hydrogen Peroxide) biodecontamination systems, Finn Aqua high-purity water systems, Lyovac(R) freeze dryers, as well as an extensive line of consumable products for contamination prevention and sterility assurance. Additionally, STERIS offers added services such as facility planning, engineering support, process and cleaner evaluation, education, and preventative maintenance and repair services.

  STERIS Isomedix Services Division provides contract sterilization and microbial reduction services to manufacturers of pre-packaged health care and consumer products. As a result of external mergers -- beginning with STERIS's 1998 acquisition of Isomedix Inc., a leading North American provider of contract sterilization and microbial reduction services -- and internal expansion, STERIS now has a network of 16 contract sterilization facilities which utilize gamma irradiation, ethylene oxide, and electron beam processing technologies. STERIS Isomedix Services works closely with Customers to provide high-quality processing and optimum logistical support to minimize the time it takes to get a product from the factory to its final destination.

  STERIS's Food Safety Division helps Customers meet the growing consumer and regulatory demands for improved food safety. The Division's broad offering to the food industry encompasses systems, products, services, and technologies for monitoring, reducing, and/or preventing potential food contamination at all stages of the food production process. Specifically, STERIS offers a full line of cleaners, sanitizers, disinfectants and hand care products; environmental control systems and facility design services; analytical and process validation services; and irradiation pasteurization services. The increased emphasis on food safety, supported by the United States government's multiple food safety initiatives, presents new business opportunities for STERIS.

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

Foreign Operations

  The Company's foreign operations are subject to the usual risks that may affect such operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions, and foreign government-sponsored boycotts of the Company's products or services for noncommercial reasons. Most of the identifiable assets associated with the Company's foreign operations are located in countries where the Company believes such risks to be minimal. For certain financial information regarding the Company's international operations, see Note K -- Business Segment Information to the accompanying consolidated financial statements on page 28 of this Form 10-K.

Markets and Methods of Distribution

  STERIS has, as of March 31, 2000, over 1,000 direct field sales and service representatives in North America. The representatives reside in metropolitan market areas throughout the United States and Canada. Sales and service activities are supported by a staff of regionally based clinical specialists, systems planners, corporate account managers, and an in-house Customer service and field support department.

  Customer training is an important aspect of the STERIS business. In addition to training at Customer locations, STERIS provides a variety of courses for Customers at the Company's training and education centers. The programs enable Customer representatives to understand the science, technology, and operation of STERIS products. Many of the Operator Training Programs are approved by professional certifying organizations to offer contact hours for continuing education to eligible course participants. The first program was implemented in July 1991, and, as of March 31, 2000, approximately 17,000 Customer representatives, primarily nurses, department managers, and biomedical engineers, have received training at STERIS training and education centers.

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

  The Company believes that one of its strengths is its broad Customer base with no single Customer accounting for more than two percent of revenues during the fiscal year ended March 31, 2000. Customers who are part of a buying group generally make independent purchasing decisions and are invoiced directly by the Company.

Competition

  A number of methodologies and commercial products are available for general sterilization purposes. Getinge/Castle, Advanced Sterilization Products (Johnson & Johnson), and 3M Corporation are well-known United States companies offering products for general sterilization and disinfection. Skytron (division of KMW Group, Inc.), Getinge/Castle, Maquet, and Midmark are competitors in providing general surgical tables. Berchtold Corporation, ALM Surgical Equipment, Inc., Heraeus Surgical, Inc., Hill-Rom, and Skytron are competitors in major surgery OR light products. Competitors in sterility assurance products include Kimberly-Clark Corporation, 3M Health Care, and Allegiance (Cardinal Health). Competitors in environmental and instrument decontamination products include Getinge/Castle, Ecolab Inc., and Allegiance. The Company's high risk and routine skin care products compete against the products of Ecolab, Provon (Gojo), and SaniFresh (Kimberly-Clark). Allegiance, Becton Dickinson, Ecolab, and Purdue Frederick are competitors in providing surgical scrubs. Competitors in the OEM service business are local and in-hospital service groups. In contract sterilization, the Company primarily competes with Griffith Micro Science and SteriGenics International, Inc. (business units of Ion Beam Applications), and companies that sterilize products in-house. The primary competitor for the Company's Scientific and Industrial sterilization systems is Getinge/Castle.

  In the surgical support market, the FDA has reclassified certain products from a Device II (which require a 510(k) application) to a Device I classification which lessens the requirements for new products. The lower regulatory barriers could accelerate new product introductions for the Company as well as improve the ability of foreign competitors to introduce products into the United States market and as a result, increase competition.

  Competition in the product markets served by the Company is based upon product design and quality, product innovation, price, and product serviceability that results in the greatest overall value to the Customer. In addition, there is significant price competition among various instrument preparation processes and services.

  Several smaller, early-stage companies are believed to be working with a variety of technologies and sterilizing agents, including microwave, ozone, plasma, chlorine dioxide, peracids, and formaldehyde. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination.

  STERIS anticipates that it may face increased competition in the future as new infection prevention, sterile processing, contamination control, and surgical support products and services enter the market. There can be no assurance that new products or services developed by the Company's competitors will not be more commercially successful than those currently developed by STERIS or that may be developed by STERIS. In addition, some of STERIS's existing or potential competitors have greater financial, technical, and human resources than the Company. Accordingly, the Company's competitors may succeed in developing and commercializing products more rapidly than the Company.

Government Regulation

  Many of the Company's products and manufacturing processes are subject to regulation by the FDA, the United States Environmental Protection Agency ("EPA"), the United States Nuclear Regulatory Commission ("NRC"), and other governmental authorities. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures. Many products offered for sale in Europe must meet CE Mark requirements, and must be manufactured in accordance with ISO 9001 and EN 46001 certification requirements. The Company's products are also subject to review or certification by various non-governmental certification authorities, including Underwriter's Laboratories, Canadian Standards Association, British Standards Institute, and TUV/VDE (Europe). Compliance with the regulations and certification requirements of domestic and foreign government regulatory and certification authorities may delay or prevent product introductions, require additional studies or tests prior to product introduction, require product modifications, recalls, or mandate cessation of production and marketing of existing products. The cost of compliance with applicable regulations represents a considerable expense, and significant changes in such regulations or their interpretation could have a material adverse impact.

  In the United States, the FDA regulates the introduction, manufacturing, labeling, and record keeping requirements for medical devices and drugs. The FDA regulates the majority of products manufactured by the Company, through marketing clearance, pre-market approvals, new drug approvals, or compliance with established monographs. The process of obtaining marketing clearance from the FDA for new products, new applications for existing products, and changes to existing products can be time-consuming and expensive. In addition, whether separate marketing clearance is required under applicable regulations for any particular product is often a matter of interpretation and judgment. There is no assurance that marketing clearances will be granted, that the FDA will agree or continue to agree with all judgments made from time to time by the Company with respect to whether or not marketing clearance is required for any particular new or existing product, or that the FDA review will not involve delays that would adversely affect the Company's ability to commercialize additional products or applications for existing products. Similar approvals by comparable agencies are required in most countries. Foreign regulatory requirements may vary widely from country to country. The time required to obtain market clearance from a foreign country may be longer or shorter than that required by the FDA or other agencies, and clearance or approval or other product requirements may differ.

  Even if regulatory clearances to market a product are obtained from the FDA or comparable foreign agencies, these clearances may entail limitations on the indicated uses of the product. Product clearances granted by the FDA or comparable foreign agencies can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company's products and has the authority to require the recall of such products. FDA regulations depend heavily on administrative interpretation and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. Further, additional government regulation may be established that could prevent, delay, or result in the rejection of regulatory clearance of the Company's products. The effect of government regulation that may arise from future legislation or administrative action cannot be predicted.

  The FDA, various state agencies, and foreign regulatory agencies also have the right to inspect the Company's facilities from time to time to determine, among other things, whether the Company is in compliance with various subparts relating to the Quality System Regulation ("QSR"). In complying with QSR, manufacturers must continue to expend time, money, and effort in the areas of production and quality control in order to ensure full regulatory compliance.

  Failure to comply with any applicable regulatory requirements could result in sanctions being imposed on the Company, including warning letters, injunctions, civil money penalties, failure of the FDA or comparable foreign agencies to grant pre-market clearance or pre-market approval of medical devices, product recalls, operating restrictions, and, in extreme cases, criminal sanctions.

  In December 1999, STERIS received a warning letter from the FDA in connection with the FDA's inspection of STERIS's manufacturing facility in Mentor, Ohio. Since the inspection and receipt of the warning letter, STERIS has been working diligently to resolve the FDA's concerns. STERIS submitted a timely formal response to the warning letter and has continued to communicate with the FDA both in writing and orally with respect to this matter. The Company will continue to cooperate with the FDA to reach a final resolution of all concerns. Although no assurance can be given regarding further actions by the FDA or the timing of any such final resolution, management believes this matter will not have a material adverse effect on STERIS's financial condition, results of operations, or cash flow.

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

Employees

  As of March 31, 2000, the Company employed 4,810 Associates (employees). Management considers its relations with its Associates to be good.

Intellectual Property and Research and Development

  The Company protects its technology and products by, among other means, filing United States and foreign patent applications that it considers important to its business. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service, or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. The Company also relies upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain its competitive position.

  Research activities are important to the Company's business. The costs of the Company's research activities relating to the discovery and development of new products and the improvement of existing products amounted to $24.2 million, $24.8 million, and $23.9 million in fiscal years 2000, 1999, and 1998, respectively. These costs are charged directly to income in the year in which incurred.

  As of March 31, 2000, the Company held 213 United States patents and 321 foreign patents with expiration dates ranging from 2000 to the year 2018. In addition, the Company, as of March 31, 2000, had 53 United States patents and 138 foreign patents pending.

  The Company also considers its various trademarks to be valuable in the marketing of its products. The Company has a total of 747 trademark registrations in the United States and in various foreign countries in which the Company does business.

ITEM 2. PROPERTIES

  At March 31, 2000, the Company operated 26 manufacturing, distribution, and engineering facilities comprising approximately 2.5 million square feet. Substantially all such facilities are owned. Twenty of these sites are located in the United States, with the others located in Australia, Canada, Finland, Germany, and Sweden. Management believes that its facilities are adequate for operations and are maintained in good condition. At March 31, 2000, the Company leased or owned sales, service, and support offices in 18 countries. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

  Reference is made to Note J -- Contingencies to the accompanying consolidated financial statements on page 27 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2000 fiscal year.

Executive Officers of the Registrant

  The following table sets forth certain information regarding the executive officers of the Company.

      Name                  Age                                Position
      ----                  ---                                --------
   Bill R. Sanford.........  56 Chairman of the Board of Directors and Chief Executive Officer
   Les C. Vinney...........  51 President, Chief Operating Officer, and Director
   Laurie Brlas............  42 Senior Vice President and Chief Financial Officer
   David C. Dvorak.........  36 Senior Vice President, General Counsel, and Secretary
   Gerard J. Reis..........  48 Senior Vice President, Associate and Business Relations
   Joseph C. McDonald......  46 Corporate Vice President and Group President, Scientific and Industrial
   William A. O'Riordan....  41 Corporate Vice President and Group President, Health Care

  The following is a brief account of the business experience during the past five years of each such executive officer:

  Bill R. Sanford served as Chairman of the Board of Directors, President, and Chief Executive Officer of the Company from April 1987 until March 2000 when the Board appointed Les C. Vinney President and Chief Operating Officer of the Company. Mr. Sanford continues as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Sanford is also currently a member of the Board of Directors of KeyCorp, a financial services company.

  Les C. Vinney serves as President, Chief Operating Officer, and Director. Mr. Vinney joined the Company's Board of Directors in March 2000 at the same time as he was appointed as the Company's President and Chief Operating Officer, a new position. Mr. Vinney became Senior Vice President and Chief Financial Officer of STERIS in August 1999. He became Senior Vice President Finance and Operations, while continuing as Chief Financial Officer, in October 1999. Immediately prior to Mr. Vinney's employment with STERIS, he most recently served as Senior Vice President and Chief Financial Officer at The BF Goodrich Company, a Fortune 500 manufacturer of advanced aerospace systems, performance materials, and engineered industrial products. During his eight year career with BF Goodrich he held a variety of senior operating and financial management positions, including Vice President and Treasurer, President and CEO of the former Tremco subsidiary, and Senior Vice President, Finance and Administration of BF Goodrich Specialty Chemicals.

  Laurie Brlas serves as a Senior Vice President and Chief Financial Officer. She joined the Company in April 2000. Prior to joining STERIS, Ms. Brlas was employed by OfficeMax, Inc., a Fortune 500 retailer, from September 1995 through April 2000, serving most recently as Senior Vice President and Corporate Controller. She was employed by Corning Clinical Labs, the laboratory testing division of Corning, Inc., from June 1994 through September 1995 serving most recently as Divisional Controller.

  David C. Dvorak serves as Senior Vice President, General Counsel, and Secretary. He joined the Company in June 1996. Prior to joining the Company, Mr. Dvorak served as an attorney with the law firm of Thompson Hine & Flory LLP from June 1994 to June 1996.

  Gerard J. Reis serves as Senior Vice President, Associate and Business Relations. He joined the Company in July 1994 as Vice President,
Administration. Mr. Reis has held positions as Vice President, Business and Professional Relations and Vice President, Associate and Business Relations. He became Senior Vice President in October 1999.

  Joseph C. McDonald serves as Corporate Vice President and Group President of the Scientific and Industrial Group. He joined the Company in May 1989 as Scientific Zone Manager, and has held positions as Vice President of Marketing, General Manager of European Health Care and Scientific
Distribution, and President of the Company's Scientific Division. He became Group President in April 2000.

  William A. O'Riordan serves as Corporate Vice President and Group President of the Health Care Group. He joined the Company in June 1991 as Division Vice President -- Customer Support, and has held positions as Vice President --
 Operations, Group Vice President -- Customer Support, and Corporate Vice President -- Global Operations. He became Group President in April 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information and Dividends

  The Company's Common Shares are traded on the New York Stock Exchange under the symbol "STE." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Shares.

                                                     Quarters Ended
                                        ----------------------------------------
                                                                           June
                                        March 31 December 31 September 30   30
                                        -------- ----------- ------------ ------
   Fiscal 2000
    High...............................  $12.13    $15.00       $20.13    $28.44
    Low................................    9.13      9.44        11.50     15.13

   Fiscal 1999
    High...............................  $35.06    $29.00       $35.94    $33.50
    Low................................   25.00     18.50        22.59     25.44

  The Company has not paid any cash dividends on its Common Shares since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company has entered into a credit agreement which includes operational conditions and financial ratio covenants that, in certain circumstances, could limit the Company's ability to pay dividends. The Company currently intends to retain all of its earnings for the operation and expansion of its businesses. At June 9, 2000, there were approximately 2,085 shareholders of record of the Company's Common Shares.

ITEM 6. SELECTED FINANCIAL DATA

                                             Years Ended March 31
                                -----------------------------------------------
                                2000(1)(2) 1999(1)  1998(1)  1997(3)   1996(3)
                                ---------- -------- -------- --------  --------
                                    (In thousands, except per share data)
Statement of Operational Data:
 Net revenues..................  $760,626  $797,611 $719,656 $587,852  $534,612
 Gross profit..................   315,425   368,591  324,558  231,845   202,701
 Non-recurring expenses........                                90,831
 Income (loss) from
  operations...................    29,706   136,379  112,614   (6,487)   69,731
 Net income (loss).............    10,485    84,854   65,496  (30,606)   40,790
 Net income (loss) per Common
  Share -- basic...............  $   0.16  $   1.24 $   0.96 $  (0.45) $   0.63
 Shares used in computing net
  income (loss) per share --
   basic.......................    67,489    68,200   67,898   67,356    65,022
 Net income (loss) per Common
  Share -- diluted.............  $   0.15  $   1.20 $   0.93 $  (0.45) $   0.59
 Shares used in computing net
  income (loss) per share --
   diluted.....................    68,567    70,592   70,224   67,356    69,714
Balance Sheet Data:
 Working Capital...............  $233,217  $236,260 $174,678 $143,734  $231,996
 Total assets..................   903,574   865,996  728,069  539,455   592,697
 Long-term debt................   268,700   221,500  152,879   35,879   102,631
 Total liabilities.............   482,480   430,059  369,117  244,739   288,638
 Total shareholders' equity....   421,094   435,937  358,952  294,716   304,059

(1) See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(2) Earnings for fiscal 2000 include a pre-tax special charge of $39,722, primarily related to plans for manufacturing consolidations, productivity improvements and associated workforce reductions. Of the $39,722 charge, $24,808 was charged to cost of sales and $14,914 was charged to selling, informational, and administration expenses in the consolidated statement of operations.
(3) Fiscal 1996 includes the combined results of the STERIS merger with Amsco International, Inc. in a tax free, stock-for-stock transaction. The Amsco merger has been accounted for using the pooling-of-interests method. Fiscal 1997 Non-recurring expenses relate to the Amsco merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year 2000 Compared to Fiscal Year 1999

  Net revenues decreased by 4.6% to $760.6 million in fiscal 2000 from $797.6 million in fiscal 1999. Health Care Group revenues decreased by 6.6% to $557.7 million in fiscal 2000 from $597.1 million in fiscal 1999. Scientific and Industrial Group revenues increased 1.2% to $202.9 million in fiscal 2000 from $200.5 million in fiscal 1999. North America revenues for fiscal 2000 were $659.8 million, or 86.7% of total revenues, with $100.8 million, or 13.3%, from International markets. North America revenues for fiscal 1999 were $701.1 million, or 87.9% of total revenues, with $96.5 million, or 12.1%, from International markets. Revenues from consumables and services contributed $443.5 million, or 58.3%, of total revenues for fiscal 2000 compared to $429.3 million, or 53.8% in the prior year. The decrease in net revenues was due principally to softness in United States hospital spending, particularly for capital equipment, and delays in scientific and pharmaceutical projects.

  Non-recurring charges of $39.7 million ($24.6 million net of tax, or $.36 per share) were recorded in the fiscal 2000 fourth quarter after the Company completed a review of certain manufacturing and support functions. This charge primarily related to plans for manufacturing consolidations, productivity improvements, and associated workforce reductions. The charge to cost of sales includes $19.3 million for inventory write-downs and disposals relating to the restructuring of the Company's remanufactured equipment business as well as improvements to production flows and facility restructurings to align with revised strategic plans. The charge to cost of sales also includes $5.5 million for closing the Company's sterility assurance production operations in North Carolina, which will be consolidated into a dedicated facility in Mentor, Ohio. Costs to close the facility include write-downs in inventory, lease termination costs, severance, property abandonment, and other miscellaneous costs. The Company expects to be completed with the consolidation by July 31, 2000. The charge to selling, informational, and administrative expenses includes $10.4 million related to plans for implementing specific improvements to manufacturing and administrative support functions, primarily related to severance costs. The remaining $4.5 million of charges relates to accounts receivable management initiatives including implementation of a new program to enhance the collection of receivables and the write-off of certain aged smaller balance accounts.

  The cost of products and services sold increased by 3.8% to $445.2 million in fiscal 2000, including the effect of the fourth quarter charge, from $429.0 million in fiscal 1999. Excluding the charge, the cost of products and services sold decreased by 2.0% to $420.4 million. The cost of products and services sold as a percentage of net revenues was 55.3% in fiscal 2000 excluding the fourth quarter charge, compared to 53.8% in fiscal 1999. The increase in the cost of products and services sold as a percentage of net revenue for fiscal 2000 resulted primarily from decreased overhead absorption from lower volumes.

  Selling, informational, and administrative expenses increased in fiscal 2000 by 26.1% to $261.6 million, including the effect of the fourth quarter charge, from $207.4 million in fiscal 1999. Excluding the charge, selling, informational, and administrative expenses increased in fiscal 2000 by 18.9% to $246.6 million. The increase in expenses was primarily attributable to the higher payroll and marketing costs incurred to support the reorientation and expansion of the field organization. The expenses as a percentage of net revenue excluding the charge increased to 32.4% in fiscal 2000 from 26.0% in fiscal 1999.

  Research and development expenses decreased by 2.7% to $24.2 million in fiscal 2000 from $24.8 million in fiscal 1999. Research and development expenses as a percentage of net revenues were 3.2% in fiscal 2000 compared to 3.1% in fiscal 1999.

  Interest expense increased by 50.6% to $16.2 million in fiscal 2000 from $10.7 million in fiscal 1999. The increase was due to additional borrowing, principally for funding the Company's share repurchase plan and the purchase of acquired businesses, as well as the effects of higher interest rates.

  Income tax expense was 38.0% of pretax income in fiscal 2000, including a $2.0 million accrual reduction. In fiscal 1999, the income tax rate was 38.0% before a reduction in the income tax accruals of approximately $6.0 million, which reduced the effective rate to 33.3%. These accrual reductions were due to benefits from the Company's global tax strategies and active tax management programs and the overall effect of the fourth quarter charge in fiscal 2000.

  Net income for fiscal 2000 decreased by 87.6% to $10.5 million ($.15 per diluted share), including the effect of the fourth quarter charge, from $84.9 million ($1.20 per diluted share) in fiscal 1999. Excluding the fourth quarter charge, net income decreased by 58.6% to $35.1 million ($.51 per diluted share).

Fiscal Year 1999 Compared to Fiscal Year 1998

  Net revenues increased by 10.8% to $797.6 million in fiscal 1999 from $719.7 million in fiscal 1998. Health Care Group revenues increased by 9.0% to $597.1 million in fiscal 1999 from $547.8 million in fiscal 1998. Scientific and Industrial Group revenues increased 16.7% to $200.5 million in fiscal 1999 from $171.8 million in fiscal 1998. North America revenues for fiscal 1999 were $701.1 million, or 87.9% of total revenues, with $96.5 million, or 12.1%, from International markets. North America revenues for fiscal 1998 were $633.3 million, or 88.0% of total revenues, with $86.4 million, 12.0% from International markets. Revenues from consumables and services contributed $429.3 million, or 53.8%, of total revenues for fiscal 1999 compared to $359.6 million, or 50.0% in the prior year. The increase in net revenues was due principally to higher sales of capital equipment, consumable products, and services.

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

  Interest expense increased by 72.1% to $10.7 million in fiscal 1999 from $6.2 million in the fiscal 1998. The increase was due to the additional borrowing, principally for the purchase of acquired companies and funding the Company's share repurchase plan.

  Income tax expense decreased to 33.3% of pretax income in fiscal 1999 from 39.0% of pretax income in fiscal 1998. The decrease was due to events which enabled STERIS to capitalize on its previously implemented tax planning strategies and the effective integration of its previously acquired businesses. A significant component of the decrease was a $6.0 million reduction in the income tax accruals. Excluding this reduction, the effective income tax rate decreased to 38.0% of pretax income in fiscal 1999 from 39.0% of pretax income in fiscal 1998.

  Net income for fiscal 1999 increased by 29.6% to $84.9 million ($1.20 per diluted share) from $65.5 million ($.93 per diluted share) in fiscal 1998.

Liquidity and Capital Resources

  At March 31, 2000, the Company had $35.5 million in cash and cash equivalents, compared to $23.7 million of cash and cash equivalents at March 31, 1999. The increase was a result of net cash provided by operating and financing activities, offset by net cash used in investing activities.

  At March 31, 2000, the Company had accounts receivable of $206.3 million, compared to $230.3 million at March 31, 1999. The decrease was primarily attributed to decreased revenues in the fourth quarter fiscal 2000 compared to the fourth quarter fiscal 1999.

  At March 31, 2000, the Company had inventory of $107.7 million, compared to $99.3 million at March 31, 1999. The increase was primarily attributed to decreased revenues in the fourth quarter fiscal 2000 compared to the fourth quarter fiscal 1999.

  Property, plant, and equipment increased by 19.1% to $443.6 million as of March 31, 2000, compared to $372.4 million at March 31, 1999. The increase was due primarily to the increases resulting from the investment in information systems, plant and equipment, facility renovations, and acquired businesses that were accounted for using the purchase method of accounting.

  Intangibles increased by 0.7% to $282.6 million as of March 31, 2000, compared to $280.8 million at March 31, 1999. Goodwill and other intangible assets represented 22.6% and 24.1% of total assets at March 31, 2000 and 1999, respectively.

  Net deferred income tax assets decreased by 21.2% to $15.0 million as of March 31, 2000, compared to $19.1 million at March 31, 1999. The decrease was due primarily to the recognition of amounts for tax purposes during fiscal 2000 that were previously recognized for financial reporting purposes.

  Current liabilities decreased by 0.8% to $155.9 million as of March 31, 2000, compared to $157.1 million at March 31, 1999.

  Other liabilities were $49.0 million as of March 31, 2000, compared to $48.6 million of the same at March 31, 1999.

  On June 19, 2000, STERIS entered into a $325 million Revolving Credit Facility (the "Revolving Credit Facility"), which replaced the prior credit facility (see Note E to the consolidated financial statements). The Revolving Credit Facility matures June 29, 2003 and provides financial covenants and borrowing alternatives which are more appropriate for the Company's strategic objectives. The Revolving Credit Facility may be used to refinance existing indebtedness, as well as for general corporate purposes. The Revolving Credit Facility will bear interest at LIBOR plus 1.25% to 2.25% or KeyBank National Association's prime rate. The Revolving Credit Facility contains customary covenants which include maintenance of certain financial ratios such as a fixed charge covenant and consolidated leverage ratios. The Revolving Credit Facility also places restrictions on the Company's ability to pay dividends.

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

  The overall effects of foreign currency exchange rates on the Company's business during the periods discussed have not been significant. Movements in foreign currency exchange rates create a degree of risk to the Company's operations. These movements affect the United States dollar value of sales made in foreign currencies, and the United States dollar value of costs incurred in foreign currencies. Changing currency exchange rates also affect the company's competitive position, as exchange rate changes may affect profitability and business and/or pricing strategies of non-United States based competitors.

Contingencies

  For a discussion of contingencies, see Note J to the consolidated financial statements.

Seasonality

  Historical data indicates that financial results were subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, Customer buying patterns of capital equipment, and international business practices. Sales and profitability of certain of the acquired and consolidated product lines have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year. Various changes in business practices resulting from the integration of acquired businesses into STERIS may alter the historical patterns of the previously independent businesses.

Euro

  On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union (EMU) began a three-year transition phase during which a common currency called the Euro was adopted. The Euro trades on currency exchanges and is available for non-cash transactions. During the transition period, parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. The conversion rates between the existing legacy currencies and the Euro were fixed on

January 1, 1999. The legacy currencies will remain legal tender for cash transactions until January 1, 2002, at which time all legacy currencies will be withdrawn from circulation and the new Euro denominated bills and coins will be used for cash transactions.

  The Company has several operations within the eleven participating countries that are utilizing the Euro. Additionally, the Company's operations in other countries conducting business transactions with Customers and suppliers that will be denominated in the Euro. Euro denominated bank accounts have been established to accommodate Euro transactions.

  The Company has established and implemented certain plans to review strategic and tactical areas arising from the Euro conversion. Initial efforts were focused on aspects of the Euro conversion that required adjustment or compliance by January 1, 1999, and for conducting Euro-denominated business. These aspects included transacting business in the Euro, the competitive impact on product pricing, and adjustments to billing systems to handle parallel currencies. The Company has determined that these systems have the capability to handle Euro transactions and is currently in a position to transact business in Euros. Continuing analysis and development efforts will help ensure that the implementation of the Euro meets the timetable and regulations established by the EMU. Based on current estimates, the Company does not expect the costs incurred to address the Euro will have a material impact on its financial condition or results of operations.

Forward-Looking Statements

  This discussion contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as "may," "will," "expects," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," or "seeks" or the negative of such terms or other variations on such terms or comparable terminology. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potentially negative factors that could cause actual results to differ materially from those in the forward-looking statements include (a) the possibility that the continuing integration of acquired businesses will take longer than anticipated, (b) the potential for increased pressure on pricing that leads to erosion of profit margins, (c) the possibility that market demand will not develop for new technologies, products, and applications, (d) the possibility that compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of existing products, (e) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (f) the possibility that the Company's activities related to changes in its sales force will take longer or incur greater expense than anticipated, and (g) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Consistent with the prior year, the Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Based on March 31, 2000 debt levels, a 1% change in interest rates would impact interest expense by approximately $2.2 million annually. Additionally, the Company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. The Company does not consider the market risk associated with its international operations to be material. The Company does not use derivative financial instruments for hedging or speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
STERIS Corporation

  We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
April 20, 2000,
except for Note E, as to which the date is June 19, 2000

                      STERIS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               March 31
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
Assets
Current assets:
 Cash and cash equivalents............................... $  35,476  $  23,680
 Accounts receivable (net of allowances of $6,047 and
  $6,000, respectively)..................................   206,344    230,346
 Inventories.............................................   107,728     99,279
 Deferred income taxes...................................    23,923     21,910
 Prepaid expenses and other assets.......................    15,648     18,182
                                                          ---------  ---------
Total current assets.....................................   389,119    393,397
Property, plant, and equipment...........................   443,608    372,386
Accumulated depreciation.................................  (138,603)  (111,105)
                                                          ---------  ---------
 Net property, plant, and equipment......................   305,005    261,281
Intangibles..............................................   282,639    280,750
Accumulated amortization.................................   (78,300)   (72,499)
                                                          ---------  ---------
 Net intangibles.........................................   204,339    208,251
Other assets.............................................     5,111      3,067
                                                          ---------  ---------
Total assets............................................. $ 903,574  $ 865,996
                                                          =========  =========
Liabilities and shareholders' equity
Current liabilities:
 Current portion of long-term indebtedness............... $   1,816  $   2,200
 Accounts payable........................................    51,374     47,431
 Accrued expenses and other..............................   102,712    107,506
                                                          ---------  ---------
Total current liabilities................................   155,902    157,137
Long-term indebtedness...................................   268,700    221,500
Deferred income taxes....................................     8,880      2,810
Other liabilities........................................    48,998     48,612
                                                          ---------  ---------
Total liabilities........................................   482,480    430,059
Shareholders' equity:
 Serial preferred shares, without par value, 3,000 shares
  authorized; no shares issued or outstanding............
 Common Shares, without par value, 300,000 shares
  authorized; issued and outstanding shares of 67,517 at
  March 31, 2000 and 67,956 at March 31, 1999, excluding
  1,052 and 523 treasury shares, respectively............   198,253    222,946
Retained earnings........................................   230,348    219,863
Cumulative translation adjustment........................    (7,507)    (6,872)
                                                          ---------  ---------
Total shareholders' equity...............................   421,094    435,937
                                                          ---------  ---------
Total liabilities and shareholders' equity............... $ 903,574  $ 865,996
                                                          =========  =========

See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                      Years Ended March 31
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Net revenues...................................... $760,626  $797,611  $719,656
Cost of products sold.............................  445,201   429,020   395,098
                                                   --------  --------  --------
Gross profit......................................  315,425   368,591   324,558
Cost and expenses:
 Selling, informational, and administrative.......  261,550   207,375   188,030
 Research and development.........................   24,169    24,837    23,914
                                                   --------  --------  --------
                                                    285,719   232,212   211,944
                                                   --------  --------  --------
Income from operations............................   29,706   136,379   112,614
Interest expense..................................  (16,166)  (10,736)   (6,239)
Interest income and other.........................    3,372     1,553       980
                                                   --------  --------  --------
Income before income taxes........................   16,912   127,196   107,355
Income taxes......................................    6,427    42,342    41,859
                                                   --------  --------  --------
Net income........................................ $ 10,485  $ 84,854  $ 65,496
                                                   ========  ========  ========
Net income per share -- basic..................... $   0.16  $   1.24  $   0.96
                                                   ========  ========  ========
Net income per share -- diluted................... $   0.15  $   1.20  $   0.93
                                                   ========  ========  ========

See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended March 31
                                                ------------------------------
                                                  2000      1999       1998
                                                --------  ---------  ---------
Operating activities
Net income....................................  $ 10,485  $  84,854  $  65,496
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization................    39,672     33,279     24,202
 Deferred income taxes........................     4,057     14,000      7,446
 Other items..................................     1,115     (1,252)    (5,577)
 Changes in operating assets and liabilities:
  Accounts receivable.........................    24,566    (22,654)   (31,945)
  Inventories.................................    (8,449)   (12,998)   (11,311)
  Other assets................................     6,994     (5,229)       368
  Accounts payable and accruals...............    (7,333)   (25,541)   (36,686)
                                                --------  ---------  ---------
Net cash provided by operating activities.....    71,107     64,459     11,993
Investing activities
Purchases of property, plant, equipment, and
 patents......................................   (77,131)   (77,286)   (39,181)
Proceeds from sales of assets.................                          43,084
Investment in businesses, net of cash
 acquired.....................................    (8,134)   (41,457)  (126,505)
Proceeds from sales of marketable securities..                           2,977
                                                --------  ---------  ---------
Net cash used in investing activities.........   (85,265)  (118,743)  (119,625)
Financing activities
Payments on long-term obligations.............    (8,884)  (206,339)    (4,512)
Borrowings under line of credit...............    55,000    275,000    110,000
Purchase of treasury shares...................   (28,712)   (17,697)   (10,051)
Stock option and other equity transactions....     8,340     10,166      9,250
                                                --------  ---------  ---------
Net cash provided by financing activities.....    25,744     61,130    104,687
Effect of exchange rate changes on cash and
 cash equivalents.............................       210       (338)      (459)
                                                --------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents..................................    11,796      6,508     (3,404)
Cash and cash equivalents at beginning of
 period.......................................    23,680     17,172     20,576
                                                --------  ---------  ---------
Cash and cash equivalents at end of period....  $ 35,476  $  23,680  $  17,172
                                                ========  =========  =========

See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                             Common Shares                            Total
                            ----------------  Retained Cumulative  Shareholders
                            Number   Amount   Earnings Translation    Equity
                            ------  --------  -------- ----------- ------------
Balance at April 1, 1997..  67,969  $231,278  $ 69,513   $(6,075)    $294,716
Net income................                      65,496                 65,496
Foreign currency
 translation adjustment
 (including taxes of
 $247)....................                                  (459)        (459)
                                                                     --------
Comprehensive income......                                             65,037
Stock options exercised...     652     6,584                            6,584
Tax benefit of stock
 options exercised........             2,666                            2,666
Treasury shares
 purchased................    (600)  (10,051)                         (10,051)
                            ------  --------  --------   -------     --------
Balance at March 31,
 1998.....................  68,021   230,477   135,009    (6,534)     358,952
Net income................                      84,854                 84,854
Foreign currency
 translation adjustment
 (including taxes of
 $207)....................                                  (338)        (338)
                                                                     --------
Comprehensive income......                                             84,516
Stock options exercised...     631     5,489                            5,489
Other equity
 transactions.............       4       109                              109
Tax benefit of stock
 options exercised........             4,568                            4,568
Treasury shares
 purchased................    (700)  (17,697)                         (17,697)
                            ------  --------  --------   -------     --------
Balance at March 31,
 1999.....................  67,956   222,946   219,863    (6,872)     435,937
Net income................                      10,485                 10,485
Foreign currency
 translation adjustment
 (including taxes of
 $393)....................                                  (635)        (635)
                                                                     --------
Comprehensive income......                                              9,850
Stock options exercised...   1,010     4,253                            4,253
Tax benefit of stock
 options exercised........             4,232                            4,232
Treasury shares
 purchased................  (1,540)  (28,712)                         (28,712)
Other equity
 transactions.............      91    (4,466)                          (4,466)
                            ------  --------  --------   -------     --------
Balance at March 31,
 2000.....................  67,517  $198,253  $230,348   $(7,507)    $421,094
                            ======  ========  ========   =======     ========

See notes to consolidated financial statements.

                      STERIS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (dollars in thousands, except per share amounts)

Years Ended March 31, 2000 and 1999

A. Accounting Policies

  STERIS Corporation (the "Company" or "STERIS") develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and surgical support systems, products, services, and technologies for health care, scientific, research, food, and industrial Customers throughout the world.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the Company's prior year financial statements to agree with current year classifications.

  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of any long-lived or intangible asset may warrant revision or that the remaining balance of the asset may not be recoverable. When factors indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related operation's cash flow from operations over the remaining life to determine recoverability; the measurement of the impairment would be based on a market valuation.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

  The accounts of the Company's foreign subsidiaries are recorded in the currency of the country in which they operate. All balance sheet accounts except shareholders' equity are translated at current exchange rates, and revenue and expense items are translated at rates of exchange prevailing during the year. Gains and losses resulting from the translation of foreign currency financial statements, which amounted to $7,507 and $6,872 as of March 31, 2000 and 1999, respectively, represent other comprehensive income and are reflected in the cumulative translation adjustment component of shareholders' equity.

Business Combinations

  During the second quarter fiscal 2000, the Company completed two acquisitions to extend the capabilities of STERIS's Scientific and Industrial Group in areas targeted as future growth markets. The assets of Quality Sterilization Services, a contract sterilization business located near Minneapolis, Minnesota, were acquired to expand STERIS's network of contract sterilization and microbial reduction services in North America. The acquisition resulted in an increase in goodwill of $6,408. FoodLabs, Inc., based in Manhattan, Kansas, was also acquired. FoodLabs is a provider of analytical, product development, and consulting services to the food and agricultural industries, with a particular focus on food safety. These acquisitions were accounted for as purchase transactions and did not have a material effect on the operations of the Company.

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

                      STERIS CORPORATION AND SUBSIDIARIES

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

Cash Equivalents and Supplemental Cash Flow Information

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of interest-bearing savings accounts and United States government securities.

  Supplemental disclosure of cash flow information follows:

                                                         Years Ended March 31
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Cash paid during the year for:
    Interest........................................... $17,280 $ 8,942 $ 5,885
    Income taxes....................................... $ 9,114 $20,042 $27,193

Revenues

  The Company's net revenues include revenues earned on product sales and related after-sales, third-party service contracts, and long-term construction contracts. The Company recognizes product revenues upon shipment to a location designated by the Customer. After-sales and third-party service contract revenues are recognized upon completion of the work. Advance billings for products or service work are recorded as deferred revenue until earned. Revenue on long-term construction contracts is recognized under the cost-to-cost type of percentage-of-completion method, resulting in revenue being recorded as costs are incurred.

  The Company performs periodic credit evaluations of its Customers' financial condition and generally does not require collateral on sales. The Company principally sells to health care, scientific, and industrial institutions and companies with no single Customer accounting for more than two percent of revenues during the year ended March 31, 2000.

  In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101. "Revenue Recognition", which explains how the SEC staff believes existing revenue recognition rules should be applied. It is anticipated that the SEC will issue SAB No. 101 interpretive guidance by the end of the second calendar quarter of 2000. The Company is currently studying the provisions of SAB No. 101 and plans to utilize this interpretive guidance to determine if any change is required to ensure compliance with this SAB.

B. Inventories

  Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing LIFO represent approximately 59% and 57% of the inventory at March 31, 2000 and 1999, respectively. Inventory costs include material, labor, and overhead. If

                      STERIS CORPORATION AND SUBSIDIARIES
the FIFO method of inventory costing had been used exclusively, inventories would have been $10,552 and $11,025 higher than those reported at March 31, 2000 and 1999, respectively. Inventories were as follows:

                                                                    March 31
                                                                ----------------
                                                                  2000    1999
                                                                -------- -------
   Raw material................................................ $ 29,346 $36,878
   Work in process.............................................   24,743  19,585
   Finished goods..............................................   53,639  42,816
                                                                -------- -------
   Total Inventories........................................... $107,728 $99,279
                                                                ======== =======

C. Property, Plant, and Equipment

  Property, plant, and equipment are stated at cost, less accumulated depreciation. Property, plant, and equipment costs include capitalized labor, overhead, and interest costs. As a result of a capital improvements campaign to add significant manufacturing assets at several locations, labor and overhead capitalized in fiscal 2000 totaled $7,490 and $4,850 in fiscal 1999.

  The Company provides for depreciation of the net carrying cost less anticipated salvage value over the estimated remaining useful lives of property, plant, and equipment, principally by using the straight-line method. Depreciation of radioisotope is determined by use of the annual decay factor inherent in the material, which is similar to the sum-of-the-years-digits method. Depreciation expense was $32,865, $27,367, and $18,929 for the years ended March 31, 2000, 1999, and 1998, respectively. Expenditures that increase the value or productive capacity of assets, including information systems, are capitalized. Capitalized internal costs associated with information systems implementation amounted to $2,446 in fiscal 2000 and $1,263 in fiscal 1999. Property, plant, and equipment consisted of the following:

                                                                  March 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Asset (asset lives)
   Land and land improvements (12 years)..................... $ 21,422 $ 18,300
   Buildings and leasehold improvements (7-50 years).........  126,572  115,678
   Machinery and equipment (3-15 years)......................  239,786  195,191
   Radioisotope (20 years)...................................   55,828   43,217
                                                              -------- --------
   Total.....................................................  443,608  372,386
   Less: accumulated depreciation............................  138,603  111,105
                                                              -------- --------
   Property, plant, and equipment, net....................... $305,005 $261,281
                                                              ======== ========

  Rental expense for leases was approximately $11,052, $10,617, and $10,383 for the years ended March 31, 2000, 1999, and 1998, respectively. Operating leases relate principally to warehouse and office space, service facilities, vehicles, equipment, and communication systems. Future minimum annual rentals payable under noncancelable leases in fiscal 2001, 2002, 2003, 2004, and 2005 and thereafter are $10,410, $8,981, $6,927, $4,425, $2,959, and $11,584,
respectively.

D. Intangible Assets

  Costs incurred to obtain product technology rights, including patents, have been capitalized and are being amortized over their estimated useful lives of five to seventeen years using the straight-line method. The

                      STERIS CORPORATION AND SUBSIDIARIES

Company currently provides for the amortization of intangible assets, including goodwill, over lives ranging from 17-40 years. Intangible assets consisted of the following:

                                                                  March 31
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Assets (amortization period)
   Goodwill, net of accumulated amortization of $29,866 and
    $24,420, respectively (35-40 years)...................... $193,066 $196,831
   Patents, trademarks, and other intangible assets, net of
    accumulated amortization of $48,434 and $48,079,
    respectively (17 years)..................................   11,273   11,420
                                                              -------- --------
   Total..................................................... $204,339 $208,251
                                                              ======== ========

E. Financial Instruments

  Long-term indebtedness was as follows:

                                                                   March 31
                                                               -----------------
                                                                 2000     1999
                                                               -------- --------
   Credit Facility............................................ $263,000 $215,000
   Other debt.................................................    7,516    8,700
                                                               -------- --------
   Total......................................................  270,516  223,700
   Less current portion.......................................    1,816    2,200
                                                               -------- --------
   Long-term portion.......................................... $268,700 $221,500
                                                               ======== ========

  As of March 31, 2000, STERIS maintained an unsecured credit facility of $250,000 maturing on January 26, 2002. The Company also maintained a $150,000 unsecured 364 day facility maturing on January 25, 2001. The $400,000 could be used for general corporate purposes and bore interest at either LIBOR plus
 .325 to .700 percent, which amounted to 6.7 and 5.4 percent at March 31, 2000 and 1999, respectively, or KeyBank National Association's prime rate.

  On June 19, 2000, STERIS entered into a $325,000 Revolving Credit Facility (the "Revolving Credit Facility"), which replaced the prior credit facility. The Revolving Credit Facility matures June 29, 2003 and provides financial covenants and borrowing alternatives which are more appropriate for the Company's strategic objectives. The Revolving Credit Facility may be used to refinance existing indebtedness, as well as for general corporate purposes. The Revolving Credit Facility will bear interest at LIBOR plus 1.25 to 2.25 percent or KeyBank National Association's prime rate. The Revolving Credit Facility contains customary covenants which include maintenance of certain financial ratios such as a fixed charge covenant and consolidated leverage ratios. The Revolving Credit Facility also places restrictions on the Company's ability to pay dividends. As of March 31, 2000, no dividend distributions could be made under these provisions.

  Other debt consisted mainly of industrial development revenue bonds which bear interest at a variable rate based on the bank/marketing agent's demand note index. These bond agreements contain various covenants relating to minimum capitalization, net worth, and working capital. At March 31, 2000, outstanding obligations under the industrial development revenue bonds were $6,400, with a weighted average interest rate of 3.2 percent.

  Amounts payable for borrowings in fiscal 2001, 2002, 2003, 2004, and 2005 and thereafter are $1,816, $700, $700, $263,700, and $2,900, respectively.

                      STERIS CORPORATION AND SUBSIDIARIES

  As of March 31, 2000 and 1999, the Company was contingently liable in the amount of $20,770 and $21,066, respectively, under standby letters of credit and guarantees. Approximately $12,300 of the totals at March 31, 2000 and 1999 relate to letters of credit required as security under the Company's self-insured risk retention policies. The remaining balance in each year relates to performance bonds on long-term contracts.

  The recorded value of the Company's financial instruments, which includes cash, cash equivalents and the revolving credit facility, approximates fair value. Financial instruments which potentially subject the Company to concentration of credit risk, consists principally of cash investments. The Company invests its excess cash in high-quality securities placed with major banks and financial institutions. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity.

F. Accrued Expenses and Other

  Accrued expenses and other consisted of the following:

                                                                 March 31
                                                             -----------------
                                                               2000     1999
                                                             -------- --------
   Associate compensation................................... $ 33,903 $ 15,374
   Self insured retention...................................    6,504    8,000
   Taxes....................................................   27,481   42,879
   Warranty.................................................    4,460    5,490
   Other....................................................   30,364   35,763
                                                             -------- --------
   Total.................................................... $102,712 $107,506
                                                             ======== ========

G. Income Taxes

  The Company records the effect of income taxes using the liability method. Income (loss) from continuing operations before income taxes was as follows:

                                                        Years Ended March 31
                                                      -------------------------
                                                       2000     1999     1998
                                                      ------- -------- --------
   United States operations.......................... $13,916 $112,889 $110,755
   Non-United States operations......................   2,996   14,307   (3,400)
                                                      ------- -------- --------
                                                      $16,912 $127,196 $107,355
                                                      ======= ======== ========

  The components of the provision for income taxes consisted of the following:

                                                        Years Ended March 31
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------- -------
   Current provision:
    United States federal............................. $(2,020) $23,899 $27,211
    United States state and local.....................   2,493    3,218   4,465
    Non-United States.................................   1,898    3,176   2,742
                                                       -------  ------- -------
   Total current provision............................   2,371   30,293  34,418
   Deferred expense...................................   4,056   12,049   7,441
                                                       -------  ------- -------
   Total provision for income taxes................... $ 6,427  $42,342 $41,859
                                                       =======  ======= =======

                      STERIS CORPORATION AND SUBSIDIARIES

  The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory rate as follows:

                                                      Years Ended March 31
                                                     ------------------------
                                                      2000    1999     1998
                                                     ------  -------  -------
   Tax computed at the United States federal
    statutory tax rate.............................. $5,919  $44,518  $37,574
   Reduction of income tax accruals................. (2,081)  (6,000)
   State and local taxes, net of federal income tax
    benefit.........................................  1,024    2,092    2,902
   Amortization of excess cost over net assets
    acquired........................................  1,041      629      530
   Difference in non-United States tax rates........    526    1,046      532
   All other, net...................................     (2)      57      321
                                                     ------  -------  -------
   Total provision for income taxes................. $6,427  $42,342  $41,859
                                                     ======  =======  =======

  The significant components of the deferred tax assets and liabilities recorded in the accompanying balance sheets at March 31, 2000 and 1999, were as follows:

                                                                March 31
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Deferred Tax Assets
    Post-retirement benefit accrual........................ $ 16,869  $ 16,768
    Net operating loss carryforwards.......................      940     1,929
    Inventory..............................................    1,566     1,559
    Accrued expenses and other.............................   23,035    21,247
                                                            --------  --------
   Gross deferred tax assets...............................   42,410    41,503
   Valuation allowance.....................................     (940)   (1,929)
                                                            --------  --------
   Total deferred tax assets............................... $ 41,470  $ 39,574
                                                            ========  ========
   Deferred Tax Liabilities
    Plant and equipment.................................... $(21,905) $(16,669)
    Intangibles............................................   (4,500)   (3,236)
    Other..................................................      (22)     (569)
                                                            --------  --------
   Total deferred tax (liabilities)........................ $(26,427) $(20,474)
                                                            ========  ========

  For tax return purposes, certain subsidiaries, both United States and non-United States, had operating loss carryforwards of $940 which expire at various dates from 2001 through 2011. The valuation allowance applies to net operating loss carryforwards that may expire before the Company can utilize them. The net change in deferred tax assets related to carryforwards and the valuation allowance for the year ended March 31, 2000 was a decrease of $989, primarily due to the decrease in foreign operating loss carryforwards.

  At March 31, 2000, undistributed earnings of non-United States subsidiaries included in consolidated retained earnings amounted to $35,518. These earnings are indefinitely reinvested in non-United States operations. Accordingly, no provision has been made for withholding taxes related to such earnings, nor is it practicable to determine the amount of this liability.

                      STERIS CORPORATION AND SUBSIDIARIES

H. Benefit Plans

  The following table sets forth the funded status and amounts recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans:

                                                              Other Post-
                                             Pension          Retirement
                                            Benefits           Benefits
                                         ----------------  ------------------
                                          2000     1999      2000      1999
                                         -------  -------  --------  --------
   Benefit obligation
   Balance at beginning of measurement
    period.............................. $42,622  $41,638  $ 53,585  $ 47,704
   Service cost.........................     968    1,081       487       399
   Interest cost........................   2,708    2,768     3,476     3,187
   Actuarial (gains) loss...............  (1,438)     202     3,869     5,689
   Benefits paid........................  (2,384)  (2,616)   (3,971)   (3,394)
   Plan curtailments (gain).............       0     (451)        0         0
   Settlements..........................    (780)       0         0         0
   Balance at end of measurement
    period..............................  41,696   42,622    57,446    53,585
   Fair value of plan assets
   Balance at beginning of measurement
    period..............................  45,286   43,966         0         0
   Actual return on plan assets.........   4,512    4,044         0         0
   Employer contribution................       0      103     3,971     3,394
   Benefits paid........................  (2,341)  (2,575)   (3,971)   (3,394)
   Settlement...........................    (780)       0         0         0
                                         -------  -------  --------  --------
   Balance at end of measurement
    period..............................  46,677   45,538         0         0
                                         -------  -------  --------  --------

   Funded status........................   4,981    2,916   (57,446)  (53,585)
   Unamortized transition amount........  (1,067)  (1,180)        0         0
   Unamortized prior service cost.......   2,761    3,052      (556)     (752)
   Unamortized (gain) loss..............  (8,036)  (6,814)    9,100     5,725
                                         -------  -------  --------  --------
   (Accrued) benefit cost............... $(1,361) $(2,026) $(48,902) $(48,612)
                                         =======  =======  ========  ========

  Net periodic cost of the Company's defined benefit plans includes the following components:

                                                             Other Post-
                                                              Retirement
                                 Pension Benefits              Benefits
                              -------------------------  ---------------------
                               2000     1999     1998     2000   1999    1998
                              -------  -------  -------  ------ ------  ------
   Service cost.............. $   968  $ 1,081  $   989  $  487 $  399  $  399
   Interest cost.............   2,708    2,768    2,701   3,476  3,187   3,529
   Expected return on plan
    assets...................  (3,478)  (3,423)  (2,963)      0      0       0
   Effect of settlement......    (131)       0        0       0      0       0
   Net amortization and
    deferral.................    (731)    (576)     351     297   (233)      0
                              -------  -------  -------  ------ ------  ------
   Net periodic (benefit)
    cost..................... $  (664) $  (150) $ 1,078  $4,260 $3,353  $3,928
                              =======  =======  =======  ====== ======  ======

  A weighted average discount rate of 7.0%, 6.75%, and 7.0% was used in determining the actuarial present value of the projected benefit obligations at March 31, 2000, 1999, and 1998, respectively. The expected long-term rates of return on assets at the respective measurement dates were 8.0% at March 31, 2000, 1999, and 1998. Unrecognized gains and losses and the initial net pension asset are amortized over a fifteen-year period.

  Future benefit costs for other post-retirement benefit plans were estimated assuming medical costs would increase at approximately a 9.0% annual rate (6.5% in fiscal 1999 and 1998), decreasing to approximately a 5%

                      STERIS CORPORATION AND SUBSIDIARIES
annual growth rate ratably over an eight-year period and then remaining at that rate. A 1% change in the annual trend rate would have changed the accumulated postretirement benefit obligation at March 31, 2000, by $5,400 and changed the fiscal 2000 postretirement benefit expense by $428.

  The Company's contributions to defined contribution plans were $3,818, $3,231, and $2,936 for fiscal 2000, 1999, and 1998, respectively.

I. Non-recurring Transactions

Fiscal 2000 Charge

  The Company completed a review of certain manufacturing and support functions during the fourth quarter of fiscal 2000. The review of manufacturing operations included an outside consultant's study and evaluation of manufacturing practices at several manufacturing plants. As a result of the review and study performed and the related plan to initiate improvements in these and other functions, a special charge of $39,722 ($24,628 net of tax, or $0.36 per share) was recorded in the fourth quarter. This charge primarily related to plans for manufacturing consolidations, productivity improvements in both manufacturing and support functions, restructuring of the remanufactured equipment business, and associated workforce reductions. The implementation of these actions will result in a reduction of approximately 200 Associates (employees) in the manufacturing and support functions beginning in early fiscal 2001. Of the $39,722 charge, $24,808 was charged to cost of sales and $14,914 was charged to selling, informational, and administrative expenses in the consolidated statement of income.

  The charge to cost of sales includes $19,349 for inventory write-downs and disposals relating to the restructuring of the Company's remanufactured equipment business as well as improvements to production flows and facility restructurings to align with revised strategic plans. The charge to cost of sales also includes $5,459 for closing the Company's sterility assurance production operations in North Carolina, which will be consolidated into a dedicated facility in Mentor, Ohio. Costs to close the facility include write-downs in inventory, lease termination costs, severance, property abandonment and other miscellaneous costs. The Company expects to complete the consolidation by July 31, 2000.

  The charge to selling, informational and administrative expenses includes $10,373 related to plans for implementing specific improvements to manufacturing and administrative support functions, primarily related to severance costs. The remaining $4,540 of charges relates to accounts receivable management initiatives including implementation of a new program to enhance the collection of receivables and the write-off of certain aged smaller balance accounts.

Fiscal 1998 Sale of Assets

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

                      STERIS CORPORATION AND SUBSIDIARIES

  In December 1999, STERIS received a warning letter from the FDA in connection with the FDA's inspection of STERIS's manufacturing facility in Mentor, Ohio. Since the inspection and receipt of the warning letter, STERIS has been working diligently to resolve the FDA's concerns. STERIS submitted a timely formal response to the warning letter and has continued to communicate with the FDA both in writing and orally with respect to this matter. The Company will continue to cooperate with the FDA to reach a final resolution of all concerns. Although no assurance can be given regarding further actions by the FDA or the timing of any such final resolution, management believes this matter will not have a material adverse effect on STERIS's financial condition, results of operations, or cash flow.

K. Business Segment Information

  The Company operates in a single business segment. The following is information about the Company's operations by geographic area:

                                                        Years Ended March 31
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Net revenues
    United States................................... $633,295 $649,990 $582,644
    Non-United States...............................  127,331  147,621  137,012
                                                     -------- -------- --------
   Consolidated net revenues........................ $760,626 $797,611 $719,656
                                                     ======== ======== ========
   Long-lived assets
    United States................................... $289,091 $245,447 $192,538
    Non-United States...............................   21,025   18,901   15,773
                                                     -------- -------- --------
   Consolidated long-lived assets................... $310,116 $264,348 $208,311
                                                     ======== ======== ========

  Long-lived assets are those assets that are identified with the operations in each geographic area. Revenues are based on the location of these operations and their Customers. Revenues to a single Customer did not aggregate 2 percent or more of total revenues. Revenues by principal market are as follows:

                                                        Years Ended March 31
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Health Care...................................... $557,686 $597,146 $547,809
   Scientific and Industrial........................  202,940  200,465  171,847
                                                     -------- -------- --------
   Total............................................ $760,626 $797,611 $719,656
                                                     ======== ======== ========

L. Common Shares

  Basic earnings per share is based on average Common Shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. Incremental Common Share equivalents are calculated for each measurement using the treasury stock method. The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

                                                          Years Ended March 31
                                                          --------------------
                                                             (in thousands)
                                                           2000   1999   1998
                                                          ------ ------ ------
   Weighted average Common Shares outstanding -- basic... 67,489 68,200 67,898
   Dilutive effect of stock options......................  1,078  2,392  2,326
                                                          ------ ------ ------
   Weighted average Common Shares and equivalents --
     diluted............................................. 68,567 70,592 70,224
                                                          ====== ====== ======

                      STERIS CORPORATION AND SUBSIDIARIES

  The Company has granted nonqualified stock options to certain Associates to purchase the Company's Common Shares at the market price on the date of grant. Stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

  Following is a summary of option share information.

                           Beginning
                            of year   Granted  Exercised   Canceled  End of year
                           --------- --------- ----------  --------  -----------
Fiscal 2000
 Option Shares............ 6,573,104 1,494,920 (1,010,273) (443,403)  6,614,348
 Average Price............    $13.07    $11.49      $4.21    $25.15      $13.25
 Fair Value...............               $6.17

Fiscal 1999
 Option Shares............ 6,228,596 1,162,604   (630,937) (187,159)  6,573,104
 Average Price............     $9.52    $30.40      $8.70    $16.96      $13.07
 Fair Value...............              $14.24

Fiscal 1998
 Option Shares............ 5,922,772 1,196,404   (652,242) (238,338)  6,228,596
 Average Price............     $8.31    $19.06     $10.10    $25.47       $9.52
 Fair Value...............               $9.14

  An executive officer of the Company has an outstanding balance on a loan originally made during fiscal year 1997 in connection with the exercise of 373,000 options by the executive officer. As of March 31, 2000 and 1999, the outstanding balance was $2,644 and $2,501, respectively. The loan is evidenced by a full recourse promissory note which bears interest at the rate of 5.7% per annum, and is repayable in a lump sum on or before February 28, 2002. The executive officer subsequently entered into an employment agreement with the Company which provides, among other things, that if the executive officer observes all obligations thereunder through February 28, 2002, the loan and all accrued interest thereon will be forgiven by the Company. In addition, the employment agreement provides the executive officer with the right to put up to 600,000 of the Company's common shares to the Company at any time between July 21, 2001 and February 28, 2002 at a purchase price of $15.00 per share in cash. Compensation expense of $2,850 was recognized based on market value as of March 31, 2000.

  Shares available for future grants were 3,762,146 at March 31, 2000. At March 31, 2000, the range and weighted average per share exercise prices of options outstanding and exercisable, and the weighted average remaining contractual life (years), was as follows:

                                        Outstanding            Exercisable
                                --------------------------- ------------------
                                          Weighted                    Weighted
                                          Average  Contract           Average
                                 Option   Exercise   Life    Option   Exercise
   Range of Exercise Prices      Shares    Price   (Years)   Shares    Price
   ------------------------     --------- -------- -------- --------- --------
   $ 0.48 - $ 5.49............. 1,668,015  $ 2.80    2.4    1,668,015  $ 2.80
   $ 5.50 - $10.99............. 1,640,638    9.46    8.5      408,634    8.78
   $11.00 - $17.99............. 1,359,578   13.56    6.5      997,078   13.57
   $18.00 - $30.66............. 1,946,117   25.18    7.6      905,116   23.61
                                ---------  ------    ---    ---------  ------
                                6,614,348  $13.25    6.3    3,978,843  $10.85
                                =========  ======    ===    =========  ======

                      STERIS CORPORATION AND SUBSIDIARIES

  At March 31, 1999, options with an average exercise price of $7.46 were exercisable on 4,107,099 shares; at March 31, 1998, options with an average exercise price of $5.90 were exercisable on 3,761,000 shares.

  Had the compensation cost for the stock options granted in fiscal 2000, 1999, and 1998 been determined based on the value at the grant date consistent with the Financial Accounting Standards Board's fair value method, the Company's net earnings and earnings per share would have been reduced by $4,629 ($.07 per share) in fiscal 2000, $5,104 ($.07 per share) in fiscal 1999, and $3,197 ($.05 per share) in fiscal 1998. Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for fiscal 2000, 1999, and 1998: risk-free interest rate of 6.1%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

  On January 30, 1997, the Company announced that its Board of Directors had authorized the periodic repurchase of up to six million STERIS Common Shares in the open market. As of March 31, 2000, the Company had repurchased 3,740,100 STERIS Common Shares.

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

M. Quarterly Data (Unaudited)

                                                 Quarters Ended
                                   -------------------------------------------
                                   March 31  December 31 September 30 June 30
                                   --------  ----------- ------------ --------
Fiscal 2000
Net revenues.....................  $190,092   $195,119     $198,602   $176,813
Gross profit.....................    55,731     87,081       90,601     82,012
Percentage of revenues...........        29%        45%          46%        46%
Net income (loss)................  $(24,193)  $ 10,935     $ 14,408   $  9,335
                                   ========   ========     ========   ========
Net income (loss) per share --
  basic..........................  $  (0.36)  $   0.16     $   0.21   $   0.14
                                   ========   ========     ========   ========
Net income (loss) per share --
  diluted........................  $  (0.36)  $   0.16     $   0.21   $   0.14
                                   ========   ========     ========   ========
Fiscal 1999
Net revenues.....................  $226,917   $205,794     $191,125   $173,775
Gross profit.....................   101,239     96,534       89,504     81,314
Percentage of revenues...........        45%        47%          47%        47%
Net income.......................  $ 28,763   $ 22,975     $ 18,771   $ 14,345
                                   ========   ========     ========   ========
Net income per share -- basic....  $   0.42   $   0.34     $   0.27   $   0.21
                                   ========   ========     ========   ========
Net income per share -- diluted..  $   0.41   $   0.33     $   0.27   $   0.20
                                   ========   ========     ========   ========

  Refer to Note I regarding a fourth-quarter fiscal 2000 charge.

  Refer to Note G regarding a reduction of income tax accruals.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                (in thousands)

           COL. A             COL. B    COL. C   COL. D    COL. E     COL. F
---------------------------- --------- -------- -------- ---------- ----------
                                           Additions
                                       -----------------
                                       Charges
                                       to Costs Charges             Balance at
                             Beginning   and    to Other Deductions   End of
        Description          of Period Expenses Accounts    (1)       Period
        -----------          --------- -------- -------- ---------- ----------
Year ended March 31, 2000
 Deducted from asset
  accounts:
  Allowance for doubtful
  accounts..................  $6,000    $3,034    $  0     $2,987     $6,047
                              ======    ======    ====     ======     ======
Year ended March 31, 1999
 Deducted from asset
  accounts:
  Allowance for doubtful
  accounts..................  $6,780    $  379    $500     $1,659     $6,000
                              ======    ======    ====     ======     ======
Year ended March 31, 1998
 Deducted from asset
  accounts:
  Allowance for doubtful
  accounts..................  $3,810    $3,561    $  0     $  591     $6,780
                              ======    ======    ====     ======     ======

--------
(1) Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company incorporates herein by reference the information appearing under the captions "Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 2000.

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

ITEM 11. EXECUTIVE COMPENSATION

  The Company incorporates herein by reference the information appearing under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Company incorporates herein by reference the information appearing under the caption "Ownership of Voting Securities" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company incorporates herein by reference the information appearing under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                 LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

  (a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

    Consolidated Balance Sheets -- March 31, 2000 and 1999.

    Consolidated Statements of Income -- Years ended March 31, 2000, 1999, and 1998.

    Consolidated Statements of Cash Flows -- Years ended March 31, 2000, 1999, and 1998.

    Consolidated Statements of Shareholders' Equity -- Years ended March 31, 2000, 1999, and 1998.

    Notes to Consolidated Financial Statements -- Years Ended March 31, 2000 and 1999.
  (a) (2) The following consolidated financial statement schedule of STERIS Corporation and subsidiaries is included in Item 8:

    Schedule II -- Valuation and Qualifying Accounts

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

  (a) (3) Exhibits

 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
  3.1    1992 Amended Articles of Incorporation of STERIS Corporation, as
         amended on May 14, 1996, November 6, 1996, and August 6, 1998.

  3.2 1992 Amended Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-K filed for the fiscal year ended March 31, 1998, and incorporated herein by reference).

  4.1    Specimen Form of Common Stock Certificate.

  4.2 Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights
         Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999, and incorporated herein by reference).

 10.1    Amended Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to
         Amendment No. 1 to the Registration Statement on Form S-1 filed April
         23, 1992, and incorporated herein by reference).*

 10.2 STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 99 to the Registration Statement on Form S-8 filed April 21, 1995, and incorporated herein by reference).*

 10.3    STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan
         (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended
         March 31, 1997, and incorporated herein by reference).*

 10.4 Amsco International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement of Amsco International,
         Inc. on Form S-8, Registration No. 33-79566, filed on June 2, 1994).*

 10.5    Form of grant of Incentive Stock Option under Amsco International,
         Inc. Stock Option Plan (filed as Exhibit 10.6 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).*


 Exhibit
 Number                            Exhibit Description
 -------                           -------------------
 10.6    Form of grant of Non-Qualified Stock Option under the Amsco
         International, Inc. Stock Option Plan (filed as Exhibit 10.7 to Form
         10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).*

 10.7    STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.14 to
         Form 10-K filed for the fiscal year ended March 31, 1998, and incorporated herein by reference).*

 10.8    STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as
         Exhibit 10.8 to Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference).*

 10.9 Credit Agreement, dated January 26, 1999, among STERIS Corporation, various financial institutions and KeyBank National Association, as Agent (filed as Exhibit 10.1 to Form 10-Q filed for the quarter ended
         December 31, 1998, and incorporated herein by reference).

 10.10   First Amendment Agreement, dated January 25, 2000, among STERIS
         Corporation, various financial institutions and KeyBank National
         Association, as Agent (filed as Exhibit 10.1 to Form 10-Q filed for the quarter ended December 31, 1999, and incorporated herein by reference).

 10.11   Assignment and Acceptance Agreement, dated January 24, 2000, between
         The Bank of New York, as Assignor, and KeyBank National Association, as Assignee (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended December 31, 1999, and incorporated herein by reference).

 10.12   Tranche B Note, dated January 24, 2000, between STERIS Corporation and
         KeyBank National Association (filed as Exhibit 10.3 to Form 10-Q filed for the quarter ended December 31, 1999, and incorporated herein by reference).

 10.13   Management Incentive Compensation Plan FY 2000.*

 10.14   Management Incentive Compensation Plan (first effective in fiscal year
         2001).*

 10.15   Senior Executive Management Incentive Compensation Plan (filed as
         Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference).*

 10.16 Promissory Note (filed as Exhibit 10.12 to Form 10-K filed for the fiscal year ended March 31, 1998, and incorporated herein by reference).

 10.17   Change of Control Agreement between STERIS Corporation and Mr. Sanford
         (filed as Exhibit 10.1 to Form 10-Q filed for the quarter ended June
         30, 1999, and incorporated herein by reference).*

 10.18   Change of Control Agreement between STERIS Corporation and Mr.
         Vinney.*

 10.19 Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Messrs. Sanford and Vinney (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999, and incorporated herein by reference).*

 10.20   Employment Agreement between STERIS Corporation and Mr. Sanford.*

 10.21   Employment Agreement between STERIS Corporation and Mr. Vinney.*

 10.22   Letter Agreement between STERIS Corporation and Mr. Keresman.*

 10.23   Letter Agreement between STERIS Corporation and Mr. Magulski.*

 10.24 Credit Agreement, dated June 19, 2000, among STERIS Corporation, various financial institutions and KeyBank National Association, as Agent.

 21.1    Subsidiaries of STERIS Corporation.

 23.1    Consent of Independent Auditors.

 24.1    Power of Attorney.

 27.1    Financial Data Schedules.

--------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  STERIS or its subsidiaries are parties to several indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the Securities and Exchange Commission upon request.

  (b) Reports on Form 8-K

  No Current Reports on Form 8-K were filed by STERIS during the fourth quarter of fiscal 2000.

  (c) Exhibits

  The response to this portion of item 14 is submitted as a separate section of this report.

  (d) Financial Statement schedules

  The response to this portion of item 14 is submitted as a separate section of this report.

                                  SIGNATURES

  Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                                          STERIS Corporation
                                          (Registrant)

                                          /s/ Laurie Brlas
                                          _____________________________________
                                          Laurie Brlas
                                          Senior Vice President and
                                          Chief Financial Officer
                                          June 22, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

  BILL R. SANFORD, Chairman of the Board of Directors and Chief Executive Officer; LES C. VINNEY, President, Chief Operating Officer, and Director; LAURIE BRLAS, Senior Vice President and Chief Financial Officer; RAYMOND A. LANCASTER, Director; J.B. RICHEY, Director; JERRY E. ROBERTSON, Director; FRANK E. SAMUEL, JR., Director; and LOYAL W. WILSON, Director.

                                          STERIS Corporation
                                          (Registrant)

                                          /s/ David C. Dvorak
                                          _____________________________________
                                          David C. Dvorak
                                          Attorney-in-Fact
                                          June 22, 2000