Form 10-Q
period 2000-06-30
STERIS CORP
filed 2000-08-14
CIK 815065

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 2000


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

The number of Common Shares outstanding as of July 31, 2000: 67,459,548


================================================================================

                               STERIS Corporation

                                     Index



Part I - Financial Information                                             Page
------------------------------

        Item 1.    Financial Statements                                    3-9

        Item 2.    Management's Discussion and Analysis of                 10-12
                   Financial Condition and Results of
                   Operations

        Item 3.    Quantitative and Qualitative Disclosures                13
                   About Market Risk


Part II - Other Financial Information
-------------------------------------

        Item 1.    Legal Proceedings                                       14

        Item 4.    Submission of Matters to a Vote of Security             14
                   Holders

        Item 6.    Exhibits and Reports on Form 8-K                        14

                   Signature                                               15

                        PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              STERIS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
================================================================================

                                                                                                          June 30,      March 31,
                                                                                                           2000           2000
                                                                                                        -----------    -----------
                                                                                                        (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                                              $  25,853      $  35,476
   Accounts receivable (net of allowances of $5,646 and $6,047, respectively)                               195,684        209,448
   Inventories                                                                                               93,678        104,624
   Current portion of deferred income taxes                                                                  21,950         23,923
   Prepaid expenses and other assets                                                                         15,989         15,648
                                                                                                        -----------    -----------
Total current assets                                                                                        353,154        389,119

Property, plant, and equipment                                                                              458,712        443,608
Accumulated depreciation                                                                                   (147,687)      (138,603)
                                                                                                        -----------    -----------
   Net property, plant, and equipment                                                                       311,025        305,005
Intangibles                                                                                                 282,828        282,639
Accumulated amortization                                                                                    (80,098)       (78,300)
                                                                                                        -----------    -----------
   Net intangibles                                                                                          202,730        204,339
Other assets                                                                                                  5,348          5,111
                                                                                                        -----------    -----------
Total assets                                                                                            $   872,257    $   903,574
                                                                                                        ===========    ===========

Liabilities and shareholders' equity
Current liabilities:
   Current portion of long-term indebtedness                                                              $   1,816      $   1,816
   Accounts payable                                                                                          32,625         51,374
   Accrued expenses and other                                                                               102,614        102,712
                                                                                                        -----------    -----------
Total current liabilities                                                                                   137,055        155,902
Long-term indebtedness                                                                                      255,700        268,700
Deferred income taxes                                                                                         8,880          8,880
Other long-term liabilities                                                                                  49,067         48,998
                                                                                                        -----------    -----------
Total liabilities                                                                                           450,702        482,480
Shareholders' equity:
Serial preferred shares, without par value, 3,000,000 shares authorized; no shares outstanding
Common Shares, without par value; 300,000,000 shares authorized;
   68,285,740 and 68,567,146 shares issued and outstanding, respectively                                    197,829        198,253
Retained earnings                                                                                           231,176        230,348
Cumulative translation adjustment                                                                            (7,450)        (7,507)
                                                                                                        -----------    -----------
Total shareholders' equity                                                                                  421,555        421,094
                                                                                                        -----------    -----------
Total liabilities and shareholders' equity                                                              $   872,257    $   903,574
                                                                                                        ===========    ===========

See notes to consolidated financial statements.

                              STERIS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)
================================================================================

                                                              3 Months Ended
                                                                 June 30
                                                           --------------------
                                                              2000      1999
                                                           ---------  ---------

Net revenues                                                $183,813   $176,813
Cost of goods and services sold                              105,604     94,801
                                                           ---------  ---------
Gross profit                                                  78,209     82,012

Costs and expenses:
General and administrative expenses                           66,782     57,651
Research and development                                       5,821      6,208
                                                           ---------  ---------
                                                              72,603     63,859
                                                           ---------  ---------

Income from operations                                         5,606     18,153
Interest expense, net                                         (4,271)    (3,097)
                                                           ---------  ---------
Income before income taxes                                     1,335     15,056
Income tax expense                                               507      5,721
                                                           ---------  ---------
Net income                                                  $    828   $  9,335
                                                           =========  =========
Net income per share - basic                                   $0.01      $0.14
                                                           =========  =========
Net income per share - diluted                                 $0.01      $0.14
                                                           =========  =========

See notes to consolidated financial statements.

                              STERIS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)
================================================================================
                                                              3 Months Ended
                                                                  June 30
                                                           --------------------
                                                                2000       1999
                                                           ---------  ---------
Operating activities
   Net income                                               $    828   $  9,335
   Adjustments to reconcile net income to
    net cash (used in) provided by operating activities:
     Depreciation and amortization                            11,012      9,878
     Deferred income taxes                                     1,973          0
     Other items                                                 168       (614)
Changes in operating assets and liabilities:
    Accounts receivable                                       13,764     18,987
    Inventories                                               10,946    (22,152)
    Other assets                                                (340)     2,354
    Accounts payable and accruals                            (18,848)   (22,738)
                                                           ---------  ---------
Net cash (used in) provided by operating activities           19,503     (4,950)

Investing activities
Purchases of property, plant, equipment, and patents         (15,803)   (14,290)
Proceeds from sales of assets                                     44          0
                                                           ---------  ---------
Net cash used in investing activities                        (15,759)   (14,290)

Financing activities
Payments on long-term obligations                                  0        (25)
Borrowing (payments) under credit facility                   (13,000)    35,000
Purchase of treasury shares                                        0    (28,712)
Stock option and other equity transactions                      (424)     7,359
                                                           ---------  ---------
Net cash (used in) provided by financing activities          (13,424)    13,622
Effect of exchange rate changes on cash and cash                  57       (422)
 equivalents
                                                           ---------  ---------
(Decrease) in cash and cash equivalents                       (9,623)    (6,040)
Cash and cash equivalents at beginning of period              35,476     23,680
                                                           ---------  ---------
Cash and cash equivalents at end of period                  $ 25,853   $ 17,640
                                                           =========  =========

See notes to consolidated financial statements.

                              STERIS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                            For the 3 Months Ended
                            June 30, 2000 and 1999


Significant Accounting and Reporting Policies
---------------------------------------------

1.  Reporting Entity

STERIS Corporation (the "Company" or "STERIS") develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and therapy support systems, products, services, and technologies for health care, scientific, research, food, and industrial Customers throughout the world. The Company has over 4,500 employees worldwide, including more than 2,200 direct sales, service, field, and Customer Support personnel. Customer Support facilities are located in major global market centers with production and manufacturing operations in the United States, Australia, Canada, Germany, Finland, and Sweden. STERIS operates in a single business segment.

2.  Basis of Presentation

The Company's unaudited consolidated financial statements for the 3 months ended June 30, 2000 and June 30, 1999 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2000 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 22, 2000, and in management's opinion contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3.  Earnings per Share

Following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share (in thousands):

                                        Three Months Ended

                                             June 30
                                        ------------------
                                           2000     1999
                                        --------  --------
Weighted average Common Shares            67,517    67,501
 outstanding - basic
Dilutive effect of stock options             769     1,555
                                        --------  --------
Weighted average Common Shares and
 equivalents - diluted                    68,286    69,056
                                        ========  ========

                              STERIS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                            For the 3 Months Ended
                            June 30, 2000 and 1999

4.  Comprehensive Income

Comprehensive income amounted to $885,000 and $8,913,000, net of tax, for the quarters ended June 30, 2000 and 1999, respectively. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative translation adjustment.

5.  Inventories

Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventory costs include material, labor, and overhead. Inventories were as follows (in thousands):

                                            June 30,     March 31,

                                              2000         2000
                                           ----------   ----------
Raw material                                  $27,603     $ 29,346

Work in process                                26,908       24,743

Finished goods                                 39,167       50,535
                                           ----------   ----------
Total Inventories                             $93,678     $104,624
                                           ==========   ==========

6.  Financing

On June 19, 2000, the Company entered into a $325,000,000 Revolving Credit Facility (the "Facility") which replaced the prior credit facility. The Facility matures on June 29, 2003 and provides financial covenants and borrowing alternatives which are more appropriate for the Company's strategic objectives. The Facility may be used to refinance existing indebtedness, as well as for general corporate purposes. The Facility bears interest at LIBOR plus 1.25 to
2.25 percent or KeyBank National Association's prime rate. The Facility contains customary covenants which include maintenance of certain financial ratios such as a fixed charge covenant and consolidated leverage ratios. The Facility also places restrictions on the Company's ability to pay dividends.

7.  Contingencies

In December 1999, STERIS received a warning letter from the United States Food and Drug Administration ("FDA") in connection with the FDA's inspection of STERIS's manufacturing facility in Mentor, Ohio. Since the inspection and receipt of the warning letter, STERIS has been working diligently to resolve the FDA's concerns. STERIS submitted a timely formal response to the warning letter and has continued to communicate with the FDA both in writing and orally with respect to this matter. The Company will continue to cooperate with the FDA to reach a final resolution of all concerns. Although no assurance can be given regarding further actions by the FDA or the timing of any such final resolution, management believes this matter will not have a material adverse effect on STERIS's financial condition, results of operations, or cash flow.

There are various pending lawsuits and claims arising out of the conduct of STERIS's business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS's consolidated financial position or results of operations. STERIS presently maintains

                              STERIS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                            For the 3 Months Ended
                            June 30, 2000 and 1999

product liability insurance coverage in amounts and with deductibles that it believes are prudent.

8.  Revenues

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition", which explains how the SEC staff believes existing revenue recognition rules should be applied. It is anticipated that the SEC will issue SAB No. 101 interpretive guidance by the end of the third calendar quarter of 2000. The Company is currently studying the provisions of SAB No. 101 and plans to utilize this interpretive guidance to determine if any change is required to ensure compliance with this SAB.

9.  Non-recurring Transactions

During the fourth quarter of fiscal 2000 the Company recorded a special charge of $39,722,000. This charge related to plans for manufacturing consolidations, productivity improvements in both manufacturing and support functions, restructuring of the remanufactured equipment business, and associated workforce reductions in the manufacturing and support functions (approximately 200 employees). At June 30, 2000, these plans have been or are in the process of being implemented with a remaining accrued balance of approximately $20,637,000.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of June 30, 2000, and the related consolidated statements of income and cash flows for the three months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2000 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, not presented herein, and in our report dated April 20, 2000, except for Note E, as to which the date is June 19, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                            /s/   Ernst & Young LLP


Cleveland, Ohio
July 17, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------


Results of Operations
---------------------

Net revenue for the 3 months ended June 30, 2000 increased 4% to $183,813,000 from $176,813,000 for the comparable period last year. The increase in net revenues was attributable to an 11.5% growth in overall revenues from consumables and service, offset by a decline in capital revenues of 6.5%. The Scientific and Industrial Group net revenues increased 17.7% to $53,740,000 for the 3 months ended June 30, 2000 as compared to $45,658,000 for the 3 months ended June 30, 1999. Health Care Group net revenues decreased 0.8% to $130,073,000 from $131,155,000 in the prior year first quarter.

The costs of products and services sold increased to $105,604,000 in the first quarter fiscal 2001 from $94,801,000 in the first quarter fiscal 2000. The cost of products and services sold as a percentage of net revenue was 57.5% for the 3 months ended June 30, 2000 compared to 53.6% for the comparable period last year. The increase in the cost of products and services sold as a percentage of net revenue in the first quarter fiscal 2001 was primarily due to the Company's initiative to improve the efficiency and productivity of its manufacturing operations. As part of this efficiency improvement program, first quarter inventories were reduced by $10,946,000 as compared to year-end March 31, 2000. This inventory decline led to higher plant overhead expense recognition of $4,070,000 for the 3 months ended June 30, 2000.

General and administrative expenses were $66,782,000 or 36.3% of net revenue for the 3 months ended June 30, 2000 compared to $57,651,000 or 32.6% for the 3 months ended June 30, 1999. This increase reflects the Company's efforts to implement programs which are targeted at improving the sales and operating planning process as well as improving the efficiency and productivity of its major manufacturing operations.

Research and development expenses decreased by 6.2% to $5,821,000 in the first quarter fiscal 2001 from $6,208,000 in the first quarter fiscal 2000.

Interest expense, net increased by 37.9% to $4,271,000 in the first quarter fiscal 2001 from $3,097,000 in the first quarter fiscal 2000. The increase was due to higher average outstanding borrowings under the Facility as well as the effects of higher interest rates.

Net income, as a result of the foregoing factors, was $828,000 for the 3 months ended June 30, 2000, as compared to $9,335,000 for the comparable prior year period.

Liquidity and Capital Resources
-------------------------------

The Company's operating activities generated $19,503,000 of cash during the 3 months ended June 30, 2000, which was an increase of $24,453,000 over the comparable period last year. Decreases in accounts receivable and inventory were the primary source of the year-over-year increase. Accounts receivable decreased $13,764,000 or 6.6% and inventory decreased $10,946,000 or 10.5% since the year ended March 31, 2000. The decrease in inventory was due to the enhancement of the sales and operating planning process, coupled with the Company's manufacturing initiatives described above. Major uses of working capital included accounts payable and accrued expenses, which decreased $18,848,000 or 12.1%.

Net cash used for investing activities was $15,759,000 for the 3 months ended June 30, 2000 versus $14,290,000 in the comparable prior year period. The increase was due primarily to the investment in the Company's new Isomedix facility located in Ontario, California.

Net cash used for financing activities was $13,424,000 for the 3 months ended June 30, 2000. Current year financing activities primarily represent the repayment of $13,000,000 to reduce the outstanding balance of the Facility. Net cash provided by financing in the comparable prior year period primarily represented borrowings under the Company's prior credit facility and the payment of $28,712,000 for the purchase of treasury shares.

On June 19, 2000, the Company entered into a $325,000,000 Facility which replaced the prior credit facility. The Facility matures on June 29, 2003 and provides financial covenants and borrowing alternatives which are more appropriate for the Company's strategic objectives. The Facility may be used to refinance existing indebtedness, as well as for general corporate purposes. The Facility bears interest at LIBOR plus 1.25 to 2.25 percent or KeyBank National Association's prime rate. The Facility contains customary covenants which include maintenance of certain financial ratios such as a fixed charge covenant and consolidated leverage ratios. The Facility also places restrictions on the Company's ability to pay dividends. As of June 30, 2000, the Company had outstanding borrowings of $250,000,000 under its Facility at an average weighted interest rate of 6.7%.

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

Contingencies
-------------

For a discussion of contingencies, see Note 7 to the consolidated financial statements.

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

The Company has several operations within the eleven participating countries that are utilizing the Euro. Additionally, the Company's operations in other countries will be conducting business transactions with Customers and suppliers that will be denominated in the Euro. Euro denominated bank accounts have been established to accommodate Euro transactions.

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

Cautionary Statements Regarding Forward-Looking Statements
----------------------------------------------------------

This discussion contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," or "seeks" or the negative of such terms or other variations on such terms or comparable terminology. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potentially negative factors that could cause actual results to differ materially from those in the forward-looking statements include (a) the possibility that the continuing integration of acquired businesses will take longer than anticipated, (b) the potential for increased pressure on pricing that leads to erosion of profit margins, (c) the possibility that market demand will not develop for new technologies, products, and applications, (d) the possibility that compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of existing products, (e) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (f) the possibility that the Company's activities related to changes in its sales force will take longer or incur greater expense than anticipated, and (g) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

A discussion of market risk exposures is included in Part II, Item 7a, "Quantitative and Qualitative Disclosure about Market Risk," of the Company's 2000 Annual Report and Form 10-K. There were no material changes during the three months ended June 30, 2000.

                                PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
--------------------------

Reference is made to Part I, Item 1., Note 7 of this Report on Form 10-Q, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on July 21, 2000, at the Radisson Hotel & Conference Center, 35000 Curtis Boulevard, Eastlake, Ohio. At the Annual Meeting, shareholders re-elected two Class II directors and elected one new Class II director to serve for terms expiring at the Annual Meeting of Shareholders in 2002. Results of the voting for the re-elected directors were:
Jerry E. Robertson 56,465,377 votes for, 3,769,292 withheld, Loyal W. Wilson 56,475,562 votes for, 3,759,107 withheld. Results of the voting for the newly elected director were: Kevin M. McMullen 57,792,953 votes for, 2,441,716 withheld.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

Exhibit Number  Exhibit Description
--------------  -------------------
     15.1       Letter RE: Unaudited Interim Financial Information

     27.1       Financial Data Schedule


(b)  Reports on Form 8-K:   None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       STERIS Corporation

                                       (Registrant)



                                       /s/ Laurie Brlas
                                       --------------------------

                                       Laurie Brlas
                                       Senior Vice President and
                                       Chief Financial Officer
                                       August 11, 2000