Form 10-Q
period 2000-09-30
STERIS CORP
filed 2000-11-14
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2000

Commission file number 0-20165

STERIS Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1482024
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5960 Heisley Road,	440-354-2600
Mentor, Ohio 44060-1834	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

The number of Common Shares outstanding as of October 31, 2000: 67,873,435

STERIS Corporation

Index

Part I - Financial Information		Page

Item 1.	Financial Statements	3-9

Item 2.	Management’s Discussion and Analysis of	10-12
	Financial Condition and Results of
	Operations

Item 3.	Quantitative and Qualitative Disclosures	13
	About Market Risk

Part II - Other Financial Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

	Signature	15

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	March 31,
	2000	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,047	$35,476
Accounts receivable (net of allowances of $6,234 and $6,047, respectively)	203,648	209,448
Inventories	85,661	104,624
Current portion of deferred income taxes	23,923	23,923
Prepaid expenses and other assets	17,791	15,648

Total current assets	360,070	389,119

Property, plant, and equipment	467,400	443,608
Accumulated depreciation	(155,821)	(138,603)

Net property, plant, and equipment	311,579	305,005
Intangibles	282,951	282,639
Accumulated amortization	(81,870)	(78,300)

Net intangibles	201,081	204,339
Other assets	5,416	5,111

Total assets	$878,146	$903,574

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term in debtedness	$700	$1,816
Accounts payable	37,333	51,374
Accrued expenses and other	100,202	102,712

Total current liabilities	138,235	155,902
Long-term indebtedness	255,700	268,700
Deferred income taxes	8,880	8,880
Other long-term liabilities	49,138	48,998

Total liabilities	451,953	482,480
Shareholders' equity:
Serial preferred shares, without par value, 3,000,000 shares authorized; no shares outstanding
Common Shares, without par value; 300,000,000 shares authorized;
issued and outstanding shares of 67,682,425 at September 30, 2000 and 67,517,075 at March 31, 2000, excluding 796,521 and 1,052,419
treasury shares, respectively	197,514	198,253
Retained earnings	237,900	230,348
Cumulative translation adjustment	(9,221)	(7,507)

Total shareholders' equity	426,193	421,094

Total liabilities and shareholders' equity	$878,146	$903,574

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	3 Months Ended		6 Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Net revenues	$193,178	$198,602	$376,991	$375,415
Cost of goods and services sold	108,043	108,001	213,647	202,802

Gross profit	85,135	90,601	163,344	172,613

Costs and expenses:
General and administrative expenses	63,717	58,634	130,499	116,285
Research and development	5,479	5,715	11,300	11,923

	69,196	64,349	141,799	128,208

Income from operations	15,939	26,252	21,545	44,405
Interest expense, net	(5,191)	(3,051)	(9,462)	(6,148)

Income before income taxes	10,748	23,201	12,083	38,257
Income tax expense	4,024	8,793	4,531	14,514

Net income	$6,724	$14,408	$7,552	$23,743

Net income per share - basic	$0.10	$0.21	$0.11	$0.35

Net income per share - diluted	$0.10	$0.21	$0.11	$0.35

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	6 Months Ended
	September 30,

	2000	1999

Operating activities
Net income	$7,552	$23,743
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	22,199	20,027
Other items	525	(403)
Changes in operating assets and liabilities:
Accounts receivable	5,800	11,521
Inventories	18,963	(25,318)
Other assets	(2,143)	5,872
Accounts payable and accruals	(16,551)	(10,861)

Net cash provided by operating activities	36,345	24,581

Investing activities
Purchases of property, plant, equipment, and patents	(26,295)	(33,524)
Proceeds from sales of assets	90	0
Investment in businesses	0	(6,259)

Net cash used in investing activities	(26,205)	(39,783)

Financing activities
Payments on long-term obligations	(1,116)	(1,134)
Borrowing (payments) under credit facility	(13,000)	45,000
Purchase of treasury shares	0	(28,712)
Stock option and other equity transactions	(739)	8,241

Net cash (used in) provided by financing activities	(14,855)	23,395
Effect of exchange rate changes on cash and cash	(1,714)	437
equivalents
Increase (decrease) in cash and cash equivalents	(6,429)	8,630
Cash and cash equivalents at beginning of period	35,476	23,680

Cash and cash equivalents at end of period	$29,047	$32,310

See notes to consolidated financial statements.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended
September 30, 2000 and 1999

Significant Accounting and Reporting Policies

1. Reporting Entity

STERIS Corporation (the “Company” or "STERIS") develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and therapy support systems, products, services, and technologies for health care, scientific, research, food, and industrial customers throughout the world. The Company has over 4,500 employees worldwide, including nearly 2,200 direct sales, service, field, and Customer Support personnel. Customer Support facilities are located in several major global market centers with production and manufacturing operations in the United States, Australia, Canada, Germany, Finland, and Sweden. STERIS operates in a single business segment.

2. Basis of Presentation

The Company’s unaudited consolidated financial statements for the three and six months ended September 30, 2000 and September 30, 1999 included in this Quarterly Report on Form 10-Q, have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2000 which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 22, 2000, and in management’s opinion contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. Earnings per Share

Following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,

	2000	1999	2000	1999

Weighted average Common Shares
outstanding - basic	67,509	67,455	67,513	67,478

Dilutive effect of stock options	821	1,020	795	1,288

Weighted average Common Shares
and equivalents - diluted	68,330	68,475	68,308	68,766

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended
September 30, 2000 and 1999

4. Comprehensive Income

Comprehensive income amounted to $4,953,000 and $14,879,000, net of tax, for the quarters ended September 30, 2000 and 1999, respectively. Comprehensive income amounted to $5,838,000 and $23,792,000, net of tax, for the six months ended September 30, 2000 and 1999, respectively. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative translation adjustment.

5. Inventories

Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventory costs include material, labor, and overhead. Inventories were as follows (in thousands):

	September 30,	March 31,
	2000	2000

Raw material	$22,868	$29,346

Work in process	23,661	24,743

Finished goods	39,132	50,535

Total Inventories	$85,661	$104,624

6. Financing

On June 19, 2000, the Company entered into a $325,000,000 Revolving Credit Facility (the “Facility”) which replaced the prior credit facility. The Facility matures on June 29, 2003 and provides financial covenants and borrowing alternatives which are more appropriate for the Company’s strategic objectives. The Facility may be used to refinance existing indebtedness, as well as for general corporate purposes. The Facility bears interest at LIBOR plus 1.25 to 2.25 percent or KeyBank National Association’s prime rate. The Facility contains customary covenants which include maintenance of certain financial ratios such as a fixed charge covenant and consolidated leverage ratios. The Facility also places restrictions on the Company’s ability to pay dividends.

7. Contingencies

In December 1999, STERIS received a warning letter from the United States Food and Drug Administration ("FDA") in connection with the FDA's inspection of STERIS's manufacturing facility in Mentor, Ohio. From August 28 through September 15, 2000, the FDA conducted a follow-up inspection of this facility to assess STERIS's response to the concerns identified by the FDA in the warning letter. On October 5, 2000, the FDA issued a letter to the Company which stated that the FDA's observations from this inspection "do not appear to warrant consideration of regulatory follow-up at this time." Based on the FDA's findings, the agency stated that it will endorse applicable pending premarket (PMA) submissions or Export Certificates for products manufactured at the Mentor facility. The FDA subsequently reiterated that the Company has addressed the concerns identified in the warning letter, and therefore is no longer subject to warning letter conditions. As is its practice, the Company will continue to cooperate with the FDA to ensure effective compliance with applicable FDA laws and regulations.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended
September 30, 2000 and 1999

8. Derivatives

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which is required to be adopted in fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

9. Revenues

In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition”, which explains how the SEC staff believes existing revenue recognition rules should be applied. The Company is currently studying the provisions of SAB No. 101 and the SEC interpretive guidance to determine if any change is required to ensure compliance with SAB No. 101.

10. Non-recurring Transactions

During the fourth quarter of fiscal 2000 the Company recorded a special charge of $39,722,000. This charge related to plans for manufacturing consolidations, productivity improvements in both manufacturing and support functions, restructuring of the remanufactured equipment business, and associated workforce reductions in the manufacturing and support functions. The implementation of these actions has resulted in the elimination of over 150 positions. The total termination benefits paid and charged against the restructure reserve amounted to approximately $5,800,000. The Company has also completed the closing of its sterility assurance production operations in North Carolina, which has been consolidated into a dedicated facility in Mentor, Ohio. As of September 30, 2000, the Company has a remaining restructure reserve balance of approximately $4,409,000.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of September 30, 2000, and the related consolidated statements of income and cash flows for the three and six months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2000 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated April 20, 2000, except for Note E, as to which the date is June 19, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
October 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations

Net revenue decreased by 2.7% to $193,178,000 in the second quarter of fiscal 2001 from $198,602,000 in the second quarter of fiscal 2000. The decline in revenues was primarily attributable to lower levels of capital equipment purchases by hospitals in the United States. Net revenue for the first six months increased by 0.4% to $376,991,000 from $375,415,000 in the comparable period last year. Health Care Group revenues in the second quarter decreased 6.1% to $139,096,000 from $148,108,000 in the prior year period. Scientific and Industrial Group revenues increased 7.1% to $54,082,000 in the second quarter as compared to $50,494,000 in the prior year period. Health Care Group revenues in the first six months of fiscal 2001 were $269,169,000 as compared to $279,263,000 for the prior year period, a decrease of 3.6%. Scientific and Industrial Group revenues were $107,822,000 in the first six months of fiscal 2001, an increase of 12.1% from $96,152,000 in the first six months of fiscal 2000.

The costs of products and services sold for the 3 and 6 months ended September 30, 2000 increased to $108,043,000 and $213,647,000, respectively, from $108,001,000 and $202,802,000 for the comparable periods last year. The cost of products and services sold as a percentage of net revenues was 55.9% and 56.7% for the 3 and 6 months ended September 30, 2000, respectively, as compared to 54.4% and 54.0% for the comparable periods last year. The increase in the cost of products and services sold as a percentage of net revenues was primarily due to the Company’s initiative to improve the efficiency and productivity of its manufacturing operations. As part of this efficiency improvement program, inventories were reduced by $18,963,000 as compared to year-end March 31, 2000. This inventory decline led to higher plant overhead expense recognition of $6,470,000 for the 6 months ended September 30, 2000.

General and administrative expenses were $63,717,000 or 32.9% and $130,499,000 or 34.6% of net revenues for the 3 and 6 months ended September 30, 2000, respectively, as compared to $58,634,000 or 29.5% and $116,285,000 or 30.9% for the 3 and 6 months ended September 30, 1999, respectively. This increase reflects the Company’s continued efforts to implement programs which are targeted at improving the sales and operating planning process, improving the efficiency and productivity of its major manufacturing operations and investments in future growth opportunities such as sales and marketing activities and system upgrades.

Research and development expenses for the 3 months ended September 30, 2000 decreased by 4.1% to $5,479,000 in the second quarter of fiscal 2001 from $5,715,000 in the second quarter of fiscal 2000. Research and development expenses decreased by 5.2% to $11,300,000 in the first 6 months of fiscal 2001 from $11,923,000 in the first 6 months of fiscal 2000.

Interest expense, net, increased by 70.1% to $5,191,000 in the second quarter of fiscal 2001 from $3,051,000 in the second quarter of fiscal 2000. Interest expense, net, increased by 53.9% to $9,462,000 in the first 6 months of fiscal 2001 from $6,148,000 in the first six months of fiscal 2000. The increase was primarily due to the effect of higher interest rates.

Net income, as a result of the foregoing factors, was $6,724,000 for the second quarter of fiscal 2001 as compared to $14,408,000 for the second quarter of fiscal 2000. Net income in the first 6 months of fiscal 2001 was $7,552,000 as compared to $23,743,000 in the first 6 months of fiscal 2000.

Liquidity and Capital Resources

The Company’s operating activities generated $36,345,000 of cash during the 6 months ended September 30, 2000, which was an increase of $11,764,000 over the comparable period last year. Decreases in accounts receivable and inventory were the primary source of the year-over-year increase. Accounts receivable decreased $5,800,000 or 2.8% and inventory decreased $18,963,000 or 18.1% since the year ended March 31, 2000. The decrease in inventory was due to the enhancement of the sales and operating planning process, coupled with the Company’s manufacturing initiatives described above. Major uses of working capital included accounts payable and accrued expenses, which decreased in the aggregate by $16,551,000 or 10.7%.

Net cash used for investing activities was $26,205,000 for the 6 months ended September 30,2000 versus $39,783,000 in the comparable prior year period. The decrease was primarily due to the acquisition of businesses in fiscal 2000.

Net cash used for financing activities was $14,855,000 for the 6 months ended September 30, 2000. Current year financing activities primarily represent the repayment of $13,000,000 to reduce the outstanding balance of the Facility. Net cash provided by financing in the comparable prior year period primarily represented borrowings under the Company’s prior credit facility and the payment of $28,712,000 for the purchase of treasury shares.

The Company has no material commitments for capital expenditures. The Company believes that its cash requirements will increase due to increased sales requiring more working capital, accelerated research and development, and potential acquisitions or investments in complementary businesses. However, the Company believes that its available cash, cash flow from operations, and sources of credit will be adequate to satisfy its capital needs for the foreseeable future. The Company has a $325,000,000 Facility available through June 2003. As of September 30, 2000, the Company has outstanding borrowings of $250,000,000 under its Facility at a weighted average interest rate of 7.6%.

Contingencies

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

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded “ forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “ believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” or “seeks” or the negative of such terms or other variations on such terms or comparable terminology. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS’s control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company’s expectations. No assurance can be provided as to any future financial results. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include (a) the possibility that the continuing integration of acquired businesses will take longer than anticipated, (b) the potential for increased pressure on pricing that leads to erosion of profit margins, (c) the possibility that market demand will not develop for new technologies, products, and applications, (d) the possibility that compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of existing products, (e) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (f) the possibility that the Company’s activities related to changes in its sales force will take longer or incur greater expense than anticipated, (g) the possibility that implementation of the Company’s previously announced business improvement initiatives will take longer than anticipated, and (h) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure about Market Risk,” of the Company’s 2000 Annual Report and Form 10-K. There were no material changes during the six months ended September 30, 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 1., Note 7 of this Report on Form 10-Q, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Description

15.1	Letter RE: Unaudited Interim Financial Information

27.1	Financial Data Schedule

(b) Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation
(Registrant)

/s/ Laurie Brlas

Laurie Brlas
Senior Vice President and
Chief Financial Officer
November 09, 2000