Form 10-Q
period 2000-12-31
STERIS CORP
filed 2001-02-14
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2000

Commission file number 0-20165

STERIS Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1482024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5960 Heisley Road Mentor, Ohio 44060-1834 (Address of principal executive offices)	440-354-2600 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐.

The number of Common Shares outstanding as of January 31, 2001: 68,601,073

STERIS Corporation

Index

Part I - Financial Information		Page

Item 1.	Financial Statements	3-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Part II - Other Financial Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

	Signature	15

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

STERIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2000	March 31, 2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,500	$35,476
Accounts receivable (net of allowances of $5,756 and $6,047, respectively)	203,928	209,448
Inventories	80,198	104,624
Current portion of deferred income taxes	23,923	23,923
Prepaid expenses and other assets	20,013	15,648

Total current assets	349,562	389,119

Property, plant, and equipment	446,750	443,608
Accumulated depreciation	(134,389)	(138,603)

Net property, plant, and equipment	312,361	305,005
Intangibles	283,257	282,639
Accumulated amortization	(83,689)	(78,300)

Net intangibles	199,568	204,339
Other assets	2,704	5,111

Total assets	$864,195	$903,574

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term indebtedness	$700	$1,816
Accounts payable	44,319	51,374
Accrued expenses and other	100,410	102,712

Total current liabilities	145,429	155,902
Long-term indebtedness	220,200	268,700
Deferred income taxes	8,880	8,880
Other long-term liabilities	49,181	48,998

Total liabilities	423,690	482,480
Shareholders' equity:
Serial preferred shares, without par value, 3,000,000 shares authorized; no shares outstanding
Common Shares, without par value; 300,000,000 shares authorized;
issued and outstanding shares of 68,498,389 at December 31, 2000 and 67,517,075 at March 31, 2000, excluding none and 1,052,419 treasury shares, respectively	201,873	198,253
Retained earnings	248,291	230,348
Cumulative translation adjustment	(9,659)	(7,507)

Total shareholders' equity	440,505	421,094

Total liabilities and shareholders' equity	$864,195	$903,574

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	3 Months Ended December 31,		9 Months Ended December 31,
	2000	1999	2000	1999

Net revenues	$204,465	$195,119	$581,456	$570,534
Cost of goods and services sold	113,958	108,038	327,605	310,840

Gross profit	90,507	87,081	253,851	259,694
Costs and expenses:
General and administrative expenses	63,447	61,054	193,946	177,339
Research and development	5,752	5,812	17,052	17,735

	69,199	66,866	210,998	195,074

Income from operations	21,308	20,215	42,853	64,620
Interest expense, net	(4,682)	(2,579)	(14,144)	(8,727)

Income before income taxes	16,626	17,636	28,709	55,893
Income tax expense	6,235	6,701	10,766	21,215

Net income	$10,391	$10,935	$17,943	$34,678

Net income per share - basic	$0.15	$0.16	$0.26	$0.51

Net income per share - diluted	$0.15	$0.16	$0.26	$0.51

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	9 Months Ended December 31,
	2000	1999

Operating activities
Net income	$17,943	$34,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,968	30,107
Other items	426	(748)
Changes in working capital:
Accounts receivable	5,520	6,510
Inventories	24,426	(30,946)
Other current assets	(4,365)	4,515
Accounts payable and accruals	(9,357)	(6,150)

Net cash provided by operating activities	68,561	37,966

Investing activities
Purchases of property, plant, equipment, and patents	(37,329)	(49,828)
Proceeds from sales of assets	90	—
Investment in businesses	—	(6,259)

Net cash used in investing activities	(37,239)	(56,087)

Financing activities
Payments on long-term obligations	(1,616)	(1,659)
(Payments) borrowing under credit facility	(48,000)	45,000
Purchase of treasury shares	—	(28,712)
Stock option and other equity transactions	6,470	8,193

Net cash (used in) provided by financing activities	(43,146)	22,822
Effect of exchange rate changes on cash and cash equivalents	(2,152)	199

(Decrease) increase in cash and cash equivalents	(13,976)	4,900
Cash and cash equivalents at beginning of period	35,476	23,680

Cash and cash equivalents at end of period	$21,500	$28,580

See notes to consolidated financial statements.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months and Nine Months Ended
December 31, 2000 and 1999

Significant Accounting and Reporting Policies

1. Reporting Entity

STERIS Corporation (the "Company" or "STERIS") develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and therapy support systems, products, services, and technologies for health care, scientific, research, food, and industrial customers throughout the world. The Company has over 4,500 employees worldwide, including over 2,200 direct sales, service, field, and Customer Support personnel. Customer Support facilities are located in several major global market centers with production and manufacturing operations in the United States, Australia, Canada, Germany, Finland, and Sweden. STERIS operates in a single business segment.

2. Basis of Presentation

The Company's unaudited consolidated financial statements for the three and nine months ended December 31, 2000 and December 31, 1999 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2000 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 22, 2000, and in management's opinion contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K referred to above. The balance sheet at March 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

3. Earnings per Share

Following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2000	1999	2000	1999
Weighted average Common Shares outstanding - basic	68,118	67,495	67,730	67,484
Dilutive effect of stock options	1,311	893	967	1,156

Weighted average Common Shares and equivalents - diluted	69,429	68,388	68,697	68,640

4. Comprehensive Income

Comprehensive income amounted to $9,953,000 and $10,240,000, net of tax, for the quarters ended December 31, 2000 and 1999, respectively. Comprehensive income amounted to $15,791,000 and $34,032,000, net of tax, for the nine months ended December 31, 2000 and 1999, respectively. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative translation adjustment.

5. Inventories

Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventory costs include material, labor, and overhead. Inventories were as follows (in thousands):

	December 31, 2000	March 31, 2000
Raw material	$22,043	$29,346

Work in process	25,149	24,743

Finished goods	33,006	50,535

Total Inventories	$80,198	$104,624

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

8. Derivatives

Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statements No. 137 and No. 138, is required to be adopted in fiscal years beginning after June 15, 2000. The Company will be adopting FASB No. 133, as amended, in the next fiscal year and does not expect its adoption to have a significant impact on the Company's financial position or results of operations.

9. Revenues

Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," explains how the SEC staff believes existing revenue recognition rules should be applied. The Company is currently studying the provisions of SAB No. 101 and the SEC interpretive guidance to determine if any change is required to ensure compliance with SAB No. 101. The Company will be implementing SAB No. 101 in the fourth quarter of fiscal year 2001 and does not expect its implementation to have a significant impact on the Company's financial position or results of operations.

10. Non-recurring Transactions

During the fourth quarter of fiscal 2000, the Company recorded a special charge of $39,722,000. This charge related to plans for manufacturing consolidations, productivity improvements in both manufacturing and support functions, restructuring of the remanufactured equipment business, and associated workforce reductions in the manufacturing and support functions. The implementation of these actions has resulted in the elimination of over 150 positions. At December 31, 2000, the total termination benefits paid and charged against the restructure reserve amounted to approximately $6,423,000. The Company has also completed the closing of its sterility assurance production operations in North Carolina, which has been consolidated into a dedicated facility in Mentor, Ohio. As of December 31, 2000, the Company has a remaining restructure reserve balance of approximately $779,000.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income and cash flows for the three and nine months ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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
January 22, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net revenue increased by 4.8% to $204,465,000 in the third quarter of fiscal 2001 from $195,119,000 in the third quarter of fiscal 2000. The increase in revenues was primarily attributable to significant growth in Scientific and Industrial Group products offset by lower levels of capital equipment purchases by hospitals in the United States. Health Care Group revenues in the third quarter decreased 1.9% to $142,415,000 from $145,181,000 in the prior year period. Scientific and Industrial Group revenues increased 24.3% to $62,050,000 in the third quarter as compared to $49,938,000 in the prior year period. Net revenue for the first nine months increased by 1.9% to $581,456,000 from $570,534,000 in the comparable period last year. Health Care Group revenues in the first nine months of fiscal 2001 were $411,584,000 as compared to $424,444,000 for the prior year period, a decrease of 3.0%. Scientific and Industrial Group revenues were $169,872,000 in the first nine months of fiscal 2001, an increase of 16.3% from $146,090,000 in the first nine months of fiscal 2000.

The costs of products and services sold for the 3 and 9 months ended December 31, 2000 increased to $113,958,000 and $327,605,000, respectively, from $108,038,000 and $310,840,000 for the comparable periods last year. The cost of products and services sold as a percentage of net revenues was 55.7% and 56.3% for the 3 and 9 months ended December 31, 2000, respectively, as compared to 55.4% and 54.5% for the comparable periods last year. The third quarter increase in costs of products and services sold was primarily a result of the significant growth in Scientific and Industrial Group capital sales. The average margin on these capital products is lower than most of the Company's product groups and the mix change resulted in the negative margin impact. Year to date margins were also impacted by this mix change but were lower primarily due to a $6,470,000 overhead expense recognition related to finished goods inventory reduction. This inventory reduction resulted from the Company's on-going efficiency improvement programs.

General and administrative expenses were $63,447,000 or 31.0% and $193,946,000 or 33.4% of net revenues for the 3 and 9 months ended December 31, 2000, respectively, as compared to $61,054,000 or 31.3% and $177,339,000 or 31.1% of net revenues for the 3 and 9 months ended December 31, 1999, respectively. The Company continued efforts to implement programs which are targeted at improving the sales and operating planning process, improving the efficiency and productivity of its operations, and investing in future growth opportunities through sales and marketing activities and system upgrades.

Research and development expenses for the 3 months ended December 31, 2000 decreased by 1.0% to $5,752,000 in the third quarter of fiscal 2001 from $5,812,000 in the third quarter of fiscal 2000. Research and development expenses decreased by 3.9% to $17,052,000 in the first 9 months of fiscal 2001 from $17,735,000 in the first 9 months of fiscal 2000.

Interest expense, net, increased by 81.5% to $4,682,000 in the third quarter of fiscal 2001 from $2,579,000 in the third quarter of fiscal 2000. Interest expense, net, increased by 62.1% to $14,144,000 in the first 9 months of fiscal 2001 from $8,727,000 in the first nine months of fiscal 2000. The increase relates primarily to the effect of higher interest rates in the current year and interest income on a settlement amount that offset interest expense in the prior year.

Net income, as a result of the foregoing factors, was $10,391,000 for the third quarter of fiscal 2001 as compared to $10,935,000 for the third quarter of fiscal 2000. Net income in the first 9 months of fiscal 2001 was $17,943,000 as compared to $34,678,000 in the first 9 months of fiscal 2000.

Liquidity and Capital Resources

The Company's operating activities generated $68,561,000 of cash during the 9 months ended December 31, 2000, which was an increase of $30,595,000 over the comparable period last year. A significant decrease in inventory, coupled with a moderate decrease in accounts receivable, combined to more than offset the negative cashflow impact of decreased year-over-year net income. Accounts receivable decreased $5,520,000 or 2.6% and inventory decreased $24,426,000 or 23.3% since the year ended March 31, 2000. The decrease in inventory was due to the enhancement of the sales and operating planning process, coupled with the Company's on-going manufacturing improvement initiatives. The most significant use of working capital was in accounts payable and other accruals, which decreased in the aggregate by $9,357,000 or 6.1%.

Net cash used for investing activities was $37,239,000 for the 9 months ended December 31, 2000 versus $56,087,000 in the comparable prior year period. The decrease was primarily due to the acquisition of businesses in fiscal 2000 and a decrease in capital spending.

Net cash used for financing activities was $43,146,000 for the 9 months ended December 31, 2000. Current year financing activities primarily represent the repayment of $48,000,000 to reduce the outstanding balance of the credit facility. Net cash provided by financing in the comparable prior year period primarily represented borrowings under the Company's prior credit facility and the payment of $28,712,000 for the purchase of treasury shares.

The Company has no material commitments for capital expenditures. The Company believes that its cash requirements will increase due to increased sales requiring more working capital, accelerated research and development, and potential acquisitions or investments in complementary businesses. However, the Company believes that its available cash, cash flow from operations, and sources of credit will be adequate to satisfy its capital needs for the foreseeable future. The Company has a $325,000,000 credit facility available through June 2003. As of December 31, 2000, the Company has outstanding borrowings of $215,000,000 under its credit facility. The year to date weighted average interest rate on all borrowings was 7.9%. For a discussion of the facility, see Note 6 to the consolidated financial statements.

The Company is in the final stages of reviewing its processes, structure, and facilities, which has been ongoing during the past year. These efforts have identified opportunities for efficiency and productivity improvements beyond those initiated during the fourth quarter of fiscal year 2000. As a result of its current review, the Company expects that it will take a pre-tax charge of approximately $40 million in the fourth quarter of the current fiscal year ending March 31, 2001, to cover costs and asset write-downs related to the implementation of these business improvement activities. These initiatives will focus on the Company's service and distribution operations, utilization of facilities, and other organizational and support activity restructurings.

Contingencies

For a discussion of contingencies, see Note 7 to the consolidated financial statements.

Seasonality

Historical data indicates that financial results are subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, customer buying patterns of capital equipment, and international business practices. Sales and profitability of certain of the acquired and consolidated product lines have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year.

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

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as "may," "will," " expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," or "seeks" or the negative of such terms or other variations on such terms or comparable terminology. There are many important factors that could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products, and applications, (c) the possibility that compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of existing products, (d) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (e) the possibility that implementation of the Company's previously announced business improvement initiatives will take longer or produce lower benefits than anticipated, and (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of market risk exposures is included in Part II, Item 7a, "Quantitative and Qualitative Disclosure about Market Risk," of the Company's 2000 Annual Report and Form 10-K. There were no material changes during the nine months ended December 31, 2000.

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

STERIS Corporation (Registrant) /s/ Laurie Brlas Laurie Brlas Senior Vice President and Chief Financial Officer February 14, 2001