Form 10-K405
period 2001-03-31
STERIS CORP
filed 2001-06-22
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2001

Commission file number 0-20165

STERIS Corporation
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1482024 (IRS Employer Identification No.)

5960 Heisley Road Mentor, Ohio 44060-1834 (Address of principal executive offices)	440-354-2600 (Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on Which Registered
Common Shares, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask prices of such stock as of May 31, 2001: $1,185,931,088

The number of Common Shares outstanding as of May 31, 2001: 68,789,280

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting — Part III

PART I

ITEM 1.    BUSINESS

Description of Business

        STERIS Corporation, an Ohio corporation organized in 1987 (the “Company” or “STERIS”), develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and therapy support systems, products, services, and technologies for healthcare, scientific, research, food, and industrial customers throughout the world. STERIS is focused on helping customers address today’s trends in the healthcare and scientific industries. The healthcare industry is changing rapidly due to the growth of minimally invasive surgical and diagnostic procedures; heightened public and professional awareness and concern for the increasing number of transmittable and antibiotic-resistant infectious diseases; the shifting of patient care from acute care hospital settings to alternate sites; and the overall need to reduce the cost of healthcare delivery. These trends have expanded the demand for rapid, safe, and efficient infection prevention systems for critical tasks such as the sterile processing of devices and the handling, decontamination, destruction, and disposal of potentially infectious biohazardous waste. In the scientific industry, the market is expanding as pharmaceutical, biotech, medical device, food, and other manufacturers are under increasing pressure to adhere to stricter guidelines for the validation and control of their antimicrobial processes, as well as, the trend towards global standardization of protocols.

        As of March 31, 2001, the Company had 4,587 employees worldwide, with over half involved in direct sales, service, and field and customer support. Customer support and training facilities are located in major global market centers with production and manufacturing operations in the United States, Australia, Canada, Germany, Finland, and Sweden.

        The Company operates in a single business segment. See the accompanying consolidated financial statements beginning on page 19 of this Form 10-K for financial information regarding the Company.

Principal Products and Services

        Through a consistent strategic plan, a focused research and development effort, and several business acquisitions; STERIS has emerged as a market leader in low temperature sterilization, high temperature sterilization, washing and decontamination systems, surgical tables, surgical lights, and related consumables. The Company has expanded from its original narrow product line to become a multi-faceted global organization that serves healthcare, scientific, research, food, and industrial markets. Revenues by principal market are as follows (in thousands):

	Years Ended March 31
	2001	2000	1999
Healthcare	$566,567	$557,686	$597,146
Scientific and Industrial	233,520	202,940	200,465

Total	$800,087	$760,626	$797,611

        Healthcare.  Healthcare systems, products, and services are used by customers to significantly reduce or eliminate microbial contamination of surfaces with which human contact might occur. The Company provides complete infection prevention material processing systems and specialty chemical products, including those used for cleaning, decontaminating, disinfecting, sterilizing, drying, and aerating medical and surgical instruments, devices, and hard surfaces. Specialty chemical products are generally employed in the material processing systems or used for high risk and routine skin care, hard surface disinfection, and surgical preparation. STERIS infection prevention systems support cost containment, productivity increases, and risk reduction in a wide variety of healthcare settings through process standardization, automatic monitoring and documentation, processing site flexibility, and reduction in processing time.

        The fundamental technology of the original STERIS brand is the rapid, safe destruction of microorganisms on surfaces. STERIS’s strategy is to employ this technology in commercial applications with a focus on sterile processing, biohazardous waste processing, and other surface safety applications in the healthcare industry. The technology also has applications in a wide variety of other settings where cleanliness and destruction of microorganisms is important.

        STERIS has been recognized for years as a leading provider in the industry of large and medium scale, high quality hardware systems and related service, in the areas of infection prevention and surgical support. One of the Company’s well known product lines is STERIS SYSTEM 1® (“SYSTEM 1”), a complete system for just-in-time sterile processing at or near the site of patient care. SYSTEM 1 enables healthcare professionals to safely, easily, and economically sterilize immersible surgical and diagnostic devices between patient procedures in less than thirty minutes. The use of SYSTEM 1 also eliminates time-consuming transportation to and from central processing sites. Customers are able to use delicate, expensive, heat-sensitive devices and instrument sets many times per day without compromising sterilization standards.

        The Company’s thermal sterilization systems use saturated steam to sterilize items through a combination of heat, moisture, and pressure. Thermal sterilizers are offered in a number of sizes based on customer throughput requirements and are designed for use in centralized and decentralized processing environments. The product line includes a versatile microprocessor-based control system which is designed to monitor each phase of the sterilization cycle and provide the customer a permanent record of important cycle information, including type and parameters of sterilization cycle, temperature, pressure, vacuum, and total cycle time. The Company’s sterilizer chambers are made of highly durable nickel-clad carbon steel or 316L stainless steel.

        In addition to thermal sterilization systems, the Company manufactures low temperature ethylene oxide (EO) gas sterilizers, which provide customers the ability to sterilize heat sensitive medical devices in a safe, controlled processing environment. Each sterilization system includes an advanced microprocessor-based control system, which monitors cycle parameters and provides the customer a permanent record of each sterilization cycle. The Company’s most popular EO gas sterilization system, the Amsco® Eagle® 3017 100% EO Sterilizer, utilizes a proprietary, single-use sterilant cartridge and includes a built-in exhaust system.

        STERIS develops, manufactures, and distributes infection prevention consumables and supplies that are used to prevent the spread of infectious diseases and to monitor sterilization and decontamination processes. STERIS consumable products offer quality choices for infection and contamination prevention, including products used in instrument cleaning and decontamination systems, high risk and routine skin care products, hard surface disinfectants, and surgical scrubs. STERIS quality assurance products to monitor sterilization processes include over 300 sterility assurance and sterility maintenance products for the worldwide healthcare market, including biological monitoring systems, barrier wraps, integrator/indicator monitoring systems, and record-keeping systems.

        The Company’s Healthcare product line also includes general and specialty surgical tables, surgical and examination lights, operating room storage cabinets, fluid waste management systems, warming cabinets, scrub sinks, and other complementary products and accessories for hospital and other healthcare facilities. The Company’s versatile surgical table product line includes powered and manual general surgical tables, as well as, an orthopedic specialty table. A wide variety of general and specialty surgical procedures are accommodated through the use of attachable accessories, which increase the versatility of the tables. The Company produces and sells a line of accessories and sells accessories manufactured by outside sources.

        The Company’s illumination and space management systems are designed for a wide variety of locations where diagnostic and therapeutic procedures are performed, including the emergency room, general surgery suite, OB/GYN suite, ICU/CCU suite, and ambulatory surgery suite. The lighting products combine optical performance with positioning flexibility that accommodate the surface and cavity illumination needs of virtually all types of surgical procedures. The Company’s SurgiVision® Surgical Lighting and Video System combines high quality illumination with a technically advanced video system to provide innovative and cost-effective systems for both acute care and non-acute care customers. The Company’s products range from major surgical lights to minor examination lights, and include the Orbiter® line of ceiling management products for hospital operating room, emergency and critical care, and ambulatory surgery markets.

        During fiscal 2000, STERIS formed an alliance with SterilTek, Inc., a provider of sterilization management and outsourcing services for healthcare facilities. STERIS has purchased a minority equity interest in SterilTek, and STERIS has become the exclusive supplier of infection prevention systems, consumables, and services to SterilTek. SterilTek develops comprehensive solutions to meet the instrument reprocessing needs of hospitals and healthcare facilities located throughout North America, and is positioned to capitalize on the current hospital trend of outsourcing non-revenue generating operations such as central sterile processing.

        Scientific and Industrial.  The STERIS Scientific & Industrial Group is a global provider of contamination prevention and control, systems, products, and services for the pharmaceutical, biotechnology, medical device, critical research, food, laboratory research, and industrial markets. These products and services assist customers in following the stringent sterility assurance and microbial reduction processes that are demanded by the United States Food and Drug Administration (“FDA”), as well as, worldwide regulatory and compliance agencies.

        The Scientific offering is a complete range of systems and products with several of the most trusted brand names in the scientific industry: Finn-Aqua® and Amsco sterilizers, Reliance® and Basil® washers, Detach™ automated cage and bedding processing systems, VHP® (Vaporized Hydrogen Peroxide) biodecontamination systems, Finn-Aqua high-purity water systems, and Lyovac® freeze dryers, as well as, an extensive line of consumable products for contamination prevention, surface cleaning, and sterility assurance. Additionally, STERIS offers added services such as facility planning, engineering support, process and cleaner evaluation, education, and preventative maintenance and repair services.

        STERIS’s Isomedix Services operations provide contract sterilization and microbial reduction services to manufacturers of pre-packaged healthcare and consumer products. As a result of acquisitions  — beginning with STERIS’s 1998 purchase of Isomedix Inc., a leading North American provider of contract sterilization and microbial reduction services — and internal expansion, STERIS now has a network of 16 contract sterilization facilities which utilize gamma irradiation, ethylene oxide, and electron beam processing technologies. STERIS’s Isomedix Services works closely with customers to provide high-quality processing and optimum logistical support to minimize the time it takes to get a product from the factory to its final destination.

        STERIS’s Food Safety organization helps customers meet the growing consumer and regulatory demands for improved food safety. The broad offering to the food industry encompasses systems, products, services, and technologies for monitoring, reducing, and/or preventing potential food contamination at all stages of the food production process. Specifically, STERIS offers a full line of cleaners, sanitizers, disinfectants, and hand care products; environmental control systems and facility design services; analytical and process validation services; and irradiation services. The increased emphasis on food safety, supported by the United States government’s multiple food safety initiatives, presents new business opportunities for STERIS.

        In both the Healthcare and Scientific & Industrial Groups, the products and services of STERIS are sold under a variety of brand and product names. As acquired businesses have been integrated and consolidated, the STERIS name is increasingly visible on the product and service offerings.

Manufacturing

        The Company, as of March 31, 2001, manufactures, assembles, and packages products in Erie, Pennsylvania; Medina, Ohio; Mentor, Ohio; Montgomery, Alabama; St. Louis, Missouri; Cologne, Germany; Helsinki, Finland; Quebec City, Canada; Stockholm, Sweden; and Sydney, Australia. Each of the production facilities focuses on particular processes and products. The majority of the Company’s equipment manufacturing facilities throughout the world are ISO 9001 certified. These facilities supply products to both Healthcare and Scientific and Industrial customers.

        Raw materials, sub-assemblies, and other components essential to the Company’s business are readily available within the lead times specified to vendors. The supply of such raw materials has posed no significant problem in the operation of the Company’s business. For core product lines, all major raw materials are available from multiple sources, both domestic and foreign.

Foreign Operations

        The Company’s foreign operations are subject to the usual risks that may affect such operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions, and foreign government-sponsored boycotts of the Company’s products or services for noncommercial reasons. Most of the identifiable assets associated with the Company’s foreign operations are located in countries where the Company believes such risks to be minimal. For certain financial information regarding the Company’s international operations, see Note K — Business Segment Information to the accompanying consolidated financial statements on page 34 of this Form 10-K.

Markets and Methods of Distribution

        STERIS has, as of March 31, 2001, over 1,100 direct field sales and service representatives in North America. The representatives reside in metropolitan market areas throughout the United States and Canada. Sales and service activities are supported by a staff of regionally based clinical specialists, systems planners, corporate account managers, and in-house customer service and field support departments.

        The Company has adopted a strategy focused on employing direct sales, service, and support personnel in developed international markets while contracting with distributors in other selected markets. STERIS currently has sales offices in Belgium, Canada, Costa Rica, Finland, France, Germany, Hong Kong, Italy, Japan, Korea, Mexico, Puerto Rico, Singapore, Spain, Sweden, and the United Kingdom. STERIS has distribution agreements with medical supply distributors in Australia, and various countries in North and South America, Asia, Europe, and the Middle East.

        Customer training is an important aspect of the STERIS business. In addition to training at customer locations, STERIS provides a variety of courses for customers at the Company’s training and education centers. The programs enable customer representatives to understand the science, technology, and operation of STERIS products. Many of the Operator Training Programs are approved by professional certifying organizations to offer contact hours for continuing education to eligible course participants.

        The Company believes that one of its strengths is its broad customer base with no single customer accounting for more than about one percent of revenue during the fiscal year ended March 31, 2001. Customers who are part of a buying group generally make independent purchasing decisions and are invoiced directly by the Company.

Competition

        A number of methodologies and commercial products are available for general sterilization purposes. Getinge/Castle, Advanced Sterilization Products (Johnson & Johnson), and 3M Corporation are well-known companies offering products for general sterilization and disinfection. Skytron (division of KMW Group, Inc.) and Getinge/Castle (which recently acquired Maquet AG) are competitors in providing general surgical tables. Berchtold Corporation, Getinge/Castle (which recently acquired ALM), Heraeus Surgical, Inc., Hill-Rom, and Skytron are competitors in major surgery operating room light products. Competitors in sterility assurance products include Kimberly-Clark Corporation and 3M Health Care. Competitors in environmental and instrument decontamination products include Getinge/Castle, Ecolab Inc., and Allegiance. The Company’s high risk and routine skin care products compete against the products of Ecolab, Inc. Provon (Gojo), and SaniFresh (Kimberly-Clark). Allegiance, Becton Dickinson, Ecolab, Inc. and Purdue Frederick are competitors in providing surgical scrubs. Competitors in the OEM service business are local and in-hospital service groups. In contract sterilization, the Company primarily competes with Griffith Micro Science and SteriGenics International, Inc. (business units of Ion Beam Applications), and companies that sterilize products in-house. The primary competitor for the Company’s Scientific and Industrial sterilization systems is Getinge/Castle.

        In 1998, the FDA established 501(k) submission exemptions for many Class I devices, including certain surgical support products, which lessened the regulatory requirements for the introduction of these products. The lower regulatory barriers could accelerate new product introductions for the Company and its domestic competitors, as well as, improve the ability of foreign competitors to introduce products into the United States market and, as a result, increase competition.

        Competition in the product markets served by the Company is based upon product design and quality, product innovation, price, and product serviceability that results in the greatest overall value to the customer. In addition, there is significant price competition among various instrument preparation processes and services.

        STERIS anticipates that it may face increased competition in the future as new infection prevention, sterile processing, contamination control, and surgical support products and services enter the market. Several smaller, early-stage companies are believed to be working with a variety of technologies and sterilizing agents, including microwave, ozone, plasma, chlorine dioxide, peracids, and formaldehyde. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination. There can be no assurance that new products or services developed by the Company’s competitors will not be more commercially successful than those currently being developed by STERIS or that may be developed by STERIS in the future. In addition, some of STERIS’s existing or potential competitors have greater financial, technical, and human resources than the Company. Accordingly, the Company’s competitors may succeed in developing and commercializing products more rapidly than the Company.

Government Regulation

        Many of the Company’s products and manufacturing processes are subject to regulation by the FDA, the United States Environmental Protection Agency (“EPA”), the United States Nuclear Regulatory Commission (“NRC”), and other governmental authorities. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures. Many products offered for sale in Europe must meet CE Mark requirements, and must be manufactured in accordance with ISO 9001 and EN 46001 certification requirements. The Company’s products are also subject to review or certification by various non-governmental certification authorities, including Underwriter’s Laboratories, Canadian Standards Association, British Standards Institute, and TUV/VDE (Europe). Compliance with the regulations and certification requirements of domestic and foreign government regulatory and certification authorities may delay or prevent product introductions, require additional studies or tests prior to product introduction, require product modifications or recalls, or mandate cessation of production and marketing of existing products. The cost of compliance with applicable regulations represents a considerable expense, and significant changes in such regulations or their interpretation could have a material adverse impact on the Company.

        In the United States, the FDA regulates the introduction, manufacturing, labeling, and record keeping requirements for medical devices and drugs. The FDA regulates the majority of products manufactured by the Company, through marketing clearance, pre-market approvals, new drug approvals, or compliance with established monographs. The process of obtaining marketing clearance from the FDA for new products, new applications for existing products, and changes to existing products can be time-consuming and expensive. In addition, whether separate marketing clearance is required under applicable regulations for any particular product is often a matter of interpretation and judgment. There is no assurance that marketing clearances will be granted, that the FDA will agree or continue to agree with all judgments made from time to time by the Company with respect to whether or not marketing clearance is required for any particular new or existing product, or that the FDA review will not involve delays that would adversely affect the Company’s ability to commercialize additional products or applications for existing products. Similar approvals by comparable agencies are required in most countries. Foreign regulatory requirements may vary widely from country to country. The time required to obtain market clearance from a foreign country may be longer or shorter than that required by the FDA or other agencies, and clearance or approval or other product requirements may differ.

        Even if regulatory clearances to market a product are obtained from the FDA or comparable foreign agencies, these clearances may entail limitations on the indicated uses of the product. Product clearances granted by the FDA or comparable foreign agencies can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. The FDA could also limit or prevent the manufacture or distribution of the Company’s products and has the authority to require the recall of such products. FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. Further, additional government regulation may be established that could prevent, delay, or result in the rejection of regulatory clearance of the Company’s products. The effect of government regulation that may arise from future legislation or administrative action cannot be predicted.

        The FDA, various state agencies, and foreign regulatory agencies also have the right to inspect the Company’s facilities from time to time to determine, among other things, whether the Company is in compliance with various subparts relating to the Quality System Regulation (“QSR”). In complying with QSR, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to ensure full regulatory compliance.

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

        The Company believes that it is currently in conformity in all material respects with applicable regulatory requirements. The Company has received licenses and permits it believes necessary to conduct its current manufacturing and contract sterilization businesses and believes that it will be able to obtain any permits necessary for the future conduct of its manufacturing and contract sterilization businesses. The Company is committed to maintaining compliance with applicable FDA, EPA, and other governmental laws, regulations, and nongovernmental certification authorities.

Employees

        As of March 31, 2001, the Company had 4,587 employees. Management considers its relations with employees, including employees covered under collective bargaining agreements, to be good.

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

        Research activities are important to the Company’s business. The costs of the Company’s research activities relating to the discovery and development of new products and the improvement of existing products amounted to $24.0 million, $24.2 million, and $24.8 million in fiscal years 2001, 2000, and 1999, respectively. These costs are charged directly to income in the year in which incurred.

        As of March 31, 2001, the Company held 213 United States patents and 285 foreign patents with expiration dates ranging from 2001 to 2019. In addition, the Company, as of March 31, 2001, had 57 United States patents and 142 foreign patents pending.

        The Company also considers its various trademarks to be valuable in the marketing of its products. The Company has a total of 729 trademark registrations in the United States and in various foreign countries in which the Company does business.

Seasonality

        The Company’s financial results have been subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, customer buying patterns of capital equipment, and international business practices. Sales and profitability of certain of the Company’s acquired and consolidated product lines have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year.

Backlog

        As of March 31, 2001, the Company maintained backlog orders in the amount of $90.8 million. As of March 31, 2000, the Company maintained backlog orders in the amount of $57.8 million. The majority of orders in both years were expected to ship in the subsequent fiscal year period.

ITEM 2.    PROPERTIES

        The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2001. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

USA
Mentor, OH (4 locations)	Corporate Headquarters/ Manufacturing/Warehousing	Owned
Erie, PA	Manufacturing	Owned
Montgomery, AL	Manufacturing	Owned
St. Louis, MO (3 locations)	Manufacturing/Warehousing	Owned (2), Leased (1)
Medina, OH	Manufacturing	Owned
Reno, NV	Warehousing	Leased
Morton Grove, IL	Contract Sterilization	Leased
Libertyville, IL (2 locations)	Contract Sterilization	Owned
Spartanburg, SC	Contract Sterilization	Owned
Groveport, OH	Contract Sterilization	Owned
Northborough, MA	Contract Sterilization	Owned
Chester, NY	Contract Sterilization	Owned
Ontario, CA	Contract Sterilization	Owned
Coon Rapids, MN	Contract Sterilization	Owned
El Paso, TX	Contract Sterilization	Owned
Sandy, UT	Contract Sterilization	Owned
Whippany, NJ	Contract Sterilization	Owned
Temecula, CA	Contract Sterilization	Owned
Nogales, AZ	Contract Sterilization	Owned
Vega Alta, PR	Contract Sterilization/Sales Office	Owned

Foreign Countries
Albany Court, England	European Headquarters	Leased
Quebec City, Canada (2 locations)	Manufacturing	Owned
Sydney, Australia	Manufacturing	Leased
Helsinki, Finland	Manufacturing/Sales Office	Owned
Cologne, Germany	Manufacturing/Sales Office	Leased
Stockholm, Sweden	Manufacturing/Sales Office	Leased
Whitby, Ontario	Contract Sterilization	Owned
Mississauga, Canada	Warehousing/Sales Office	Leased
Asti, Italy	Sales Office	Leased
Cornbury Park, England	Sales Office	Leased
Madrid, Spain	Sales Office	Leased
Paris, France	Sales Office	Leased
Kobe, Japan	Sales Office	Leased
Hong Kong, China	Sales Office	Leased
Seoul, S. Korea	Sales Office	Leased
Singapore	Sales Office	Leased
Brussels, Belgium	Sales Office	Leased
Mexico City, Mexico	Sales Office	Leased
San Jose, Costa Rica	Sales Office	Leased

ITEM 3.    LEGAL PROCEEDINGS

        Reference is made to Note J — Contingencies to the accompanying consolidated financial statements on page 33 of this Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2001 fiscal year.

Executive Officers of the Registrant

        The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position
Les C. Vinney	52	President and Chief Executive Officer
Laurie Brlas	43	Senior Vice President and Chief Financial Officer
David C. Dvorak	37	Senior Vice President, General Counsel, and Secretary
Charles L. Immel	39	Senior Vice President, Sales and Marketing and President, Commercial Products
Gerard J. Reis	49	Senior Vice President, Corporate Administration
Dr. Peter A. Burke	52	Vice President and Chief Technology Officer
David L. Crandall	54	Vice President, Manufacturing and Distribution
William A. O’Riordan	42	Vice President and Group President, Healthcare
William L. Aamoth	47	Corporate Treasurer
Michael J. Tokich	32	Corporate Controller

        The following is a brief account of the business experience during the past five years of each such executive officer:

        Les C. Vinney serves as President and Chief Executive Officer. He assumed this role in July 2000. Mr. Vinney joined the Company’s Board of Directors in March 2000 at the same time as he was appointed to his previous role as the Company’s President and Chief Operating Officer. Mr. Vinney joined STERIS as Senior Vice President and Chief Financial Officer in August 1999. He became Senior Vice President Finance and Operations in October 1999. Immediately before his employment with STERIS, Mr. Vinney served as Senior Vice President and Chief Financial Officer at The BF Goodrich Company, a manufacturer of advanced aerospace systems, performance materials, and engineered industrial products. During his eight year career with BF Goodrich, Mr. Vinney held a variety of senior operating and financial management positions, including Vice President and Treasurer, President and CEO of the former Tremco subsidiary, and Senior Vice President, Finance and Administration of BF Goodrich Specialty Chemicals.

        Laurie Brlas serves as Senior Vice President and Chief Financial Officer. She joined the Company in April 2000. Prior to joining STERIS, Ms. Brlas was employed by OfficeMax, Inc., a retailer of goods and services to business customers and consumers, from September 1995 through April 2000, serving most recently as Senior Vice President and Corporate Controller.

        David C. Dvorak serves as Senior Vice President, General Counsel, and Secretary. He joined the Company in June 1996 as Vice President, General Counsel, and Secretary. Prior to joining the Company, Mr. Dvorak served as an attorney with the law firm of Thompson Hine LLP from June 1994 to June 1996. He became Senior Vice President in April 2000.

        Charles L. Immel serves as Senior Vice President, Sales and Marketing and President, Commercial Products. He joined the Company in May 2001. Prior to joining STERIS, Mr. Immel was employed by Baxter Healthcare Corporation, a medical products and services company specializing in critical care applications, from July 1983 to May 2001, serving most recently as Vice President and General Manager of Baxter’s Therapeutic Commercial Business.

        Gerard J. Reis serves as Senior Vice President, Corporate Administration. He joined the Company in July 1994 as Vice President, Administration. He became Senior Vice President in October 1999.

        Dr. Peter A. Burke serves as Vice President and Chief Technology Officer. He joined the Company in March 2001. Prior to joining STERIS, Dr. Burke was employed by Carter-Wallace, Inc., a manufacturer and distributor of consumer and pharmaceutical products, from January 1996 to March 2001, serving most recently as Vice President, Research and Development.

        David L. Crandall serves as Vice President, Manufacturing and Distribution. He joined the Company in April 2000. Prior to joining the Company, Mr. Crandall was employed by United Technologies Group, a manufacturer of high technology products for the aerospace and building systems industries, from December 1968 to April 2000, serving most recently as Director of Manufacturing, North American Operations.

        William A. O’Riordan serves as Vice President and Group President, Healthcare. He joined the Company in June 1991. He has held various positions with the Company, including Group Vice President, Customer Support and Corporate Vice President, Global Operations. He became Group President in April 1999.

        William L. Aamoth serves as Corporate Treasurer. He joined the Company in March 2001. Prior to joining the Company, Mr. Aamoth was employed by Hayes Lemmerz International, a manufacturer of wheels, brakes, and related systems, from January 2000 through January 2001, serving as Treasurer. From May 1992 to December 1999, Mr. Aamoth was employed by TRW, Inc., a manufacturer and service provider of automotive, aerospace, and information technology products, serving most recently as Assistant Treasurer, International.

        Michael J. Tokich serves as Corporate Controller. He joined the Company in May 2000 as Assistant Corporate Controller. Prior to joining the Company, Mr. Tokich was employed by OfficeMax, Inc., a retailer of goods and services to business customers and consumers, from July 1994 to May 2000, serving most recently as Divisional Vice President, Assistant Controller. He became Corporate Controller in December 2000.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information and Dividends

        The Company’s Common Shares are traded on the New York Stock Exchange under the symbol “STE.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s Common Shares.

	Quarters Ended
	March 31	December 31	September 30	June 30
Fiscal 2001
High	$19.25	$17.19	$12.50	$12.06
Low	11.60	11.88	7.94	7.94

Fiscal 2000
High	$12.13	$15.00	$20.13	$28.44
Low	9.13	9.44	11.50	15.13

        The Company has not paid any cash dividends on its Common Shares since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain all of its earnings for the operation and expansion of its businesses. At June 8, 2001, there were approximately 1,885 shareholders of record of the Company’s Common Shares.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31
	2001(1)(2)	2000(1)(3)	1999(1)	1998	1997(4)
	(In thousands, except per share data)
Statements of Operational Data:
Net revenues	$800,087	$760,626	$797,611	$719,656	$587,852
Gross profit	327,940	315,425	368,591	324,558	231,845
Income (loss) from operations	24,174	29,706	136,379	112,614	(6,487)
Net income (loss)	$ 1,317	$ 10,485	$ 84,854	$ 65,496	$(30,606)
Net income (loss) per Common Share — basic	$ 0.02	$ 0.16	$ 1.24	$ 0.96	$ (0.45)
Shares used in computing net income (loss) per share — basic	67,946	67,489	68,200	67,898	67,356
Net income (loss) per Common Share — diluted	$ 0.02	$ 0.15	$ 1.20	$ 0.93	$ (0.45)
Shares used in computing net income (loss) per share — diluted	68,981	68,567	70,592	70,224	67,356
Balance Sheet Data:
Working Capital	$186,014	$233,217	$236,260	$174,678	$143,734
Total assets	844,980	903,574	865,996	728,069	539,455
Long-term indebtedness	205,825	268,700	221,500	152,879	35,879
Total liabilities	420,596	482,480	430,059	369,117	244,739
Total shareholders’ equity	424,384	421,094	435,937	358,952	294,716

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)
Earnings for fiscal 2001 include a non-recurring charge of $41,476, primarily related to plans for manufacturing consolidations, productivity improvements, and associated workforce reductions. Of the $41,476 charge, $21,510 was charged to cost of sales and $19,966 was charged to selling, general, and administration expenses in the consolidated statement of operations.

(3)
Earnings for fiscal 2000 include a non-recurring charge of $39,722, primarily related to plans for manufacturing consolidations, productivity improvements, and associated workforce reductions. Of the $39,722 charge, $24,808 was charged to cost of sales and $14,914 was charged to selling, general, and administration expenses in the consolidated statement of operations.

(4)
Earnings for fiscal 1997 include a non-recurring charge of $90,831 for Amsco merger costs, manufacturing consolidations, goodwill charge-offs, and associated workforce reductions. The charge was shown as a non-recurring expense reducing operating income.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year 2001 Compared to Fiscal Year 2000

        Net revenues increased by 5.2% to $800.1 million in fiscal 2001 from $760.6 million in fiscal 2000. Healthcare Group revenues increased by 1.6% to $566.6 million in fiscal 2001 from $557.7 million in fiscal 2000. Scientific and Industrial Group revenues increased 15.1% to $233.5 million in fiscal 2001 from $202.9 million in fiscal 2000. United States revenues for fiscal 2001 were $675.3 million, or 84.4% of total revenues, with $124.8 million, or 15.6%, from international markets. United States revenues for fiscal 2000 were $633.3 million, or 83.3% of total revenues, with $127.3 million, or 16.7%, from international markets. Revenues from consumables and services contributed $469.3 million, or 58.7%, of total revenues for fiscal 2001 compared to $443.5 million, or 58.3% in the prior year. The moderate increase in revenue was a result of significant growth in scientific and pharmaceutical projects and increases in consumable and service sales, offset by weakness in the healthcare market due principally to softness in United States hospital spending for capital equipment.

        Non-recurring charges of $41.5 million ($28.2 million net of tax, or $.41 per diluted share) were recorded in the fiscal 2001 fourth quarter after the Company completed a review of certain manufacturing and support functions. These efforts have been used to identify opportunities for efficiency and productivity improvements beyond those initiated during the fourth quarter of fiscal 2000. This charge primarily related to plans for manufacturing consolidations, up-grading of the Company’s service, sales, and distribution organizations, and associated workforce reductions. The charge to cost of sales includes $10.9 million for inventory write-downs and disposals relating to the restructuring of the Company’s production, distribution, service, and sales activities. The charge to cost of sales also includes $10.6 million principally for the consolidation of the Company’s Medina, Ohio manufacturing operations into its Montgomery, Alabama facility, and the consolidation of its two St. Louis, Missouri manufacturing facilities. Costs to consolidate the facilities include primarily severance and property abandonment. The Company expects to complete the closing of the Medina facility by August 2001 and to complete the St. Louis consolidation by December 2001. The charge to selling, general, and administrative expenses includes $10.2 million to write-off goodwill related to purchased product lines that the Company is discontinuing. The remaining $9.8 million relates to severance costs and asset write-offs with respect to portions of the sales, service, and distribution organizations. For a further discussion of the charge, see Note I to the consolidated financial statements. The Company anticipates approximately a three year payback on the charge.

        The cost of products and services sold increased by 6.0% to $472.1 million in fiscal 2001, including the effect of the fourth quarter charge in fiscal 2001 and the similar charge in the fourth quarter of fiscal 2000 (for information regarding the prior year charge — see “Fiscal Year 2000 Compared to Fiscal Year 1999”), from $445.2 million in fiscal 2000. Excluding the charge in both years, the cost of products and services sold increased by 7.2% to $450.6 million compared to $420.4 million in fiscal 2000. The cost of products and services sold as a percentage of revenues was 56.3% in fiscal 2001 compared to 55.3% in fiscal 2000, excluding the fourth quarter charges in both years. The corresponding gross margin rate was 43.7% and 44.7% for fiscal 2001 and 2000, respectively. The increase in sales from Scientific and Industrial capital equipment products was the primary reason for the decrease in margin rate, as those products generate an overall lower gross margin percentage.

        Selling, general, and administrative expenses increased in fiscal 2001 by 7.0% to $279.8 million, including the effect of the fourth quarter charge in both years, from $261.6 million in fiscal 2000. Excluding the charges, selling, general, and administrative expenses increased in fiscal 2001 by 5.3% to $259.8 million compared to $246.6 million in fiscal 2000. The increase in these expenses was primarily attributable to costs to improve the sales force infrastructure and administrative and commission costs associated with the overall increase in the Company’s revenue year over year. Selling, general, and administrative expenses, before the charge in both years, were 32.5% and 32.4%, as a percent of revenue in fiscal 2001 and 2000, respectively.

        Research and development expenses decreased by .8% to $24.0 million in fiscal 2001 from $24.2 million in fiscal 2000. Research and development expenses as a percentage of revenues were 3.0% in fiscal 2001 compared to 3.2% in fiscal 2000.

        Interest expense, net, increased by 43.8% to $18.4 million in fiscal 2001 from $12.8 million in fiscal 2000. The increase was due principally to the effects of higher interest rates in fiscal 2001 and interest income on a settlement amount that offset interest expense in the prior year.

        Excluding the effects of the fourth quarter charge, income tax expense was 37.5% of pretax earnings in fiscal 2001. In fiscal 2000, the comparable income tax rate was 38.0%. The reduction in the tax rate resulted from further strengthening the Company’s global tax strategies and active tax management programs. The actual effective tax rate for fiscal 2001, including the fourth quarter charge, was 77.1%. The overall tax rate was impacted as the tax benefit of the charge was reduced by the write-off of goodwill.

        Net income for fiscal 2001 decreased by 87.6% to $1.3 million or $.02 per diluted share, including the effect of the fourth quarter charge in both years, from $10.5 million or $.15 per diluted share in fiscal 2000. Excluding the fourth quarter charge in both years, fiscal 2001 net income decreased by 16.0% to $29.5 million or $.43 per diluted share compared to $35.1 million or $.51 per diluted share in fiscal 2000.

Fiscal Year 2000 Compared to Fiscal Year 1999

        Net revenues decreased by 4.6% to $760.6 million in fiscal 2000 from $797.6 million in fiscal 1999. Healthcare Group revenues decreased by 6.6% to $557.7 million in fiscal 2000 from $597.1 million in fiscal 1999. Scientific and Industrial Group revenues increased 1.2% to $202.9 million in fiscal 2000 from $200.5 million in fiscal 1999. United States revenues for fiscal 2000 were $633.3 million, or 83.3% of total revenues, with $127.3 million, or 16.7%, from international markets. United States revenues for fiscal 1999 were $668.8 million, or 83.9% of total revenues, with $128.8 million, or 16.1%, from international markets. Revenues from consumables and services contributed $443.5 million, or 58.3%, of total revenues for fiscal 2000 compared to $429.3 million, or 53.8% in the prior year. The decrease in revenues was due principally to softness in United States hospital spending, particularly for capital equipment, and delays in scientific and pharmaceutical projects.

        Non-recurring charges of $39.7 million ($24.6 million net of tax, or $.36 per diluted share) were recorded in the fiscal 2000 fourth quarter after the Company completed a review of certain manufacturing and support functions. This charge primarily related to plans for manufacturing consolidations, productivity improvements, and associated workforce reductions. The charge to cost of sales included $19.3 million for inventory write-downs and disposals relating to the restructuring of the Company’s remanufactured equipment business, as well as, improvements to production flows and facility restructurings to align with revised strategic plans. The charge to cost of sales also included $5.5 million for closing the Company’s sterility assurance production operations in North Carolina, which were consolidated into a dedicated facility in Mentor, Ohio. Costs to close the facility included write-downs in inventory, lease termination costs, severance, property abandonment, and other miscellaneous costs. The Company substantially completed the consolidation during fiscal 2001. The charge to selling, general, and administrative expenses included $10.4 million related to plans for implementing specific improvements to manufacturing and administrative support functions, primarily related to severance costs. The remaining $4.5 million of charges related to accounts receivable management initiatives including implementation of a new program to enhance the collection of receivables and the write-off of certain aged smaller balance accounts. For a further discussion of the charge, see Note I to the consolidated financial statements. The Company anticipates approximately a three year payback on the charge.

        The cost of products and services sold increased by 3.8% to $445.2 million in fiscal 2000, including the effect of the fourth quarter charge, from $429.0 million in fiscal 1999. Excluding the charge, the cost of products and services sold decreased by 2.0% to $420.4 million compared to $429.0 million in fiscal 1999. The cost of products and services sold as a percentage of revenues was 55.3% in fiscal 2000 excluding the fourth quarter charge, compared to 53.8% in fiscal 1999. The corresponding gross margin rate was 44.7% and 46.2% for fiscal 2000 and 1999, respectively. The increase in the cost of products and services sold as a percentage of revenue for fiscal 2000 resulted primarily from decreased overhead absorption from lower volumes.

        Selling, general, and administrative expenses increased in fiscal 2000 by 26.1% to $261.6 million, including the effect of the fourth quarter charge, from $207.4 million in fiscal 1999. Excluding the charge, selling, general, and administrative expenses increased in fiscal 2000 by 18.9% to $246.6 million compared to $207.4 million in fiscal 1999. The increase in expenses was primarily attributable to the higher payroll and marketing costs incurred to support the reorientation and expansion of the field organization. The expenses as a percentage of revenue excluding the charge increased to 32.4% in fiscal 2000 from 26.0% in fiscal 1999.

        Research and development expenses decreased by 2.4% to $24.2 million in fiscal 2000 from $24.8 million in fiscal 1999. Research and development expenses as a percentage of revenues were 3.2% in fiscal 2000 compared to 3.1% in fiscal 1999.

        Interest expense, net, increased by 39.1% to $12.8 million in fiscal 2000 from $9.2 million in fiscal 1999. The increase was due to additional borrowing in fiscal 2000, principally for funding the Company’s share repurchase plan and the purchase of acquired businesses, as well as the effects of higher interest rates, partially offset by interest income on a fiscal 2000 settlement amount.

        Income tax expense was 38.0% of pretax income in fiscal 2000, including a $2.0 million accrual reduction. In fiscal 1999, the income tax rate was 38.0% before a reduction in the income tax accrual of approximately $6.0 million, which reduced the effective rate to 33.3%. These accrual reductions were due to benefits from the Company’s global tax strategies and active tax management programs and the overall effect of the fourth quarter charge in fiscal 2000.

        Net income for fiscal 2000 decreased by 87.6% to $10.5 million or $.15 per diluted share, including the effect of the fourth quarter charge, from $84.9 million or $1.20 per diluted share in fiscal 1999. Excluding the fourth quarter charge, net income for fiscal 2000 decreased by 58.7% to $35.1 million or $.51 per diluted share compared to $84.9 million or $1.20 per diluted share in fiscal 1999.

Liquidity and Capital Resources

        The Company’s operating activities generated $102.3 million of cash during the year ended March 31, 2001, which was a substantial increase of $27.0 million over the $75.3 million generated in the year ended March 31, 2000. The primary source of the improved cash flow was the reduction in inventory. Inventories were reduced by $32.5 million during the year, principally as a result of manufacturing efficiencies and improved forecasting of inventory requirements. Inventory turns improved from 2.5 to 3.7 times as a result of this focus. Despite the increase in sales, accounts receivable decreased during the year by $8.1 million or 3.9%. Weighted days sales outstanding improved from 84 to 61 as a result of the accounts receivable management initiatives adopted at the end of last year.

        Net cash used for investing activities was $50.9 million for the year ended March 31, 2001 compared to $85.3 million for the year ended March 31, 2000. The decrease was due to the acquisition of businesses in fiscal 2000 and a decrease in capital spending in fiscal 2001.

        Net cash used for financing activities was $61.6 million for the year ended March 31, 2001. Current year financing activities primarily represent the repayment of $63.0 million to reduce the outstanding balance on the credit facility. Net cash provided by financing activities of $21.5 million in the prior year primarily represented borrowing under the Company’s prior credit facility net of the payment of $28.7 million for the purchase of treasury shares.

        The Company has no material commitments for capital expenditures. The Company believes that its available cash, cash flow from operations, and sources of credit will be adequate to satisfy its operating and capital needs for the foreseeable future. The Company has a $325.0 million credit facility. For a discussion of the facility, see Note E to the consolidated financial statements.

Inflation

        The overall effects of inflation on the Company’s business during the periods discussed have not been significant. The Company monitors the prices it charges for its products and services on an ongoing basis and believes that it will be able to adjust those prices to take into account future changes in the rate of inflation.

Market Risk

        The overall effects of foreign currency exchange rates on the Company’s business during the periods discussed have not been significant. Movements in foreign currency exchange rates create a degree of risk to the Company’s operations. These movements affect the United States dollar value of sales made in foreign currencies, and the United States dollar value of costs incurred in foreign currencies. Changing currency exchange rates also affect the Company’s competitive position, as exchange rate changes may affect profitability and business and/or pricing strategies of non-United States based competitors.

Contingencies

        For a discussion of contingencies, see Note J to the consolidated financial statements.

Euro

        On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union (EMU) began a three-year transition phase during which a common currency called the Euro was adopted. The Euro trades on currency exchanges and is available for non-cash transactions. During the transition period, parties may pay for goods and services using either the Euro or the participating country’s legacy currency on a “no compulsion, no prohibition” basis. The conversion rates between the existing legacy currencies and the Euro were fixed on January 1, 1999. The legacy currencies will remain legal tender for cash transactions until January 1, 2002, at which time all legacy currencies will be withdrawn from circulation and the new Euro denominated bills and coins will be used for cash transactions.

        The Company has several operations within the eleven participating countries that are utilizing the Euro. Additionally, the Company’s operations in other countries conduct business transactions with customers and suppliers that will be denominated in the Euro. Euro denominated bank accounts have been established to accommodate Euro transactions.

        The Company has established and implemented certain plans to review strategic and tactical areas arising from the Euro conversion. Initial efforts were focused on aspects of the Euro conversion that required adjustment or compliance by January 1, 1999, and for conducting Euro-denominated business. These aspects included transacting business in the Euro, the competitive impact on product pricing, and adjustments to billing systems to handle parallel currencies. The Company determined that existing systems had the capability to handle the required Euro transactions as of January 1, 1999. Certain other system requirements will be necessary to ensure all transactions can be processed using the Euro as of the January 1, 2002 effective date. The Company believes that it can readily update or convert current systems to appropriately handle all aspects of Euro processing by the effective date. Continuing analysis and development efforts will help ensure that the implementation of the Euro meets the timetable and regulations established by the EMU. Based on current estimates, the Company does not expect the costs to be incurred to address the Euro will have a material impact on its financial condition or results of operations.

Forward-Looking Statements

        This discussion contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “may”, “will”, “expects”, “believes”, “anticipates”, “plans”, “estimates”, “projects”, “targets”, “forecasts”, or “seeks” or the negative of such terms or other variations on such terms or comparable terminology. There are many risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Many of these risks and uncertainties are outside STERIS’s control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company’s expectations. No assurance can be provided as to any future financial results. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products, and applications, (c) the possibility that compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of existing products, (d) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (e) the possibility that implementation of the Company’s business improvement initiatives will take longer, cost more, or produce lower benefits than anticipated, and (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Consistent with the prior year, the Company is exposed to market risk through various financial instruments, including fixed rate and floating rate debt instruments. Based on March 31, 2001 debt levels, a 1% change in interest rates would impact interest expense by approximately $1.7 million annually. Additionally, the Company operates internationally and as a result is exposed to foreign currency fluctuations. Specifically, the exposure includes intercompany loans, and third party sales or payments. The Company does not consider the market risk associated with its international operations to be material. The Company does not currently use derivative financial instruments for hedging or speculative purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
STERIS Corporation

        We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S / ERNST & YOUNG LLP

Cleveland, Ohio
April 23, 2001

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$ 24,710	$ 35,476
Accounts receivable (net of allowances of $9,006 and $11,121, respectively)	201,305	209,448
Inventories	82,239	114,722
Deferred income taxes	24,025	23,923
Prepaid expenses and other assets	7,920	5,550

Total current assets	340,199	389,119
Property, plant, and equipment	456,864	443,608
Accumulated depreciation	(142,722)	(138,603)

Net property, plant, and equipment	314,142	305,005
Intangibles	269,326	282,639
Accumulated amortization	(81,402)	(78,300)

Net intangibles	187,924	204,339
Other assets	2,715	5,111

Total assets	$ 844,980	$ 903,574

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$ 1,263	$ 1,816
Accounts payable	48,494	51,374
Accrued expenses and other	104,428	102,712

Total current liabilities	154,185	155,902
Long-term indebtedness	205,825	268,700
Deferred income taxes	10,658	8,904
Other liabilities	49,928	48,974

Total liabilities	420,596	482,480
Shareholders’ equity:
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value, 300,000 shares authorized; issued and outstanding shares of 68,665 at March 31, 2001 and 67,517 at March 31, 2000, excluding none and 1,052 treasury shares, respectively	203,760	198,253
Retained earnings	231,665	230,348
Cumulative translation adjustment	(11,041)	(7,507)

Total shareholders’ equity	424,384	421,094

Total liabilities and shareholders’ equity	$ 844,980	$ 903,574

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended March 31
	2001	2000	1999
Net revenues	$800,087	$760,626	$797,611
Cost of products sold	472,147	445,201	429,020

Gross profit	327,940	315,425	368,591
Costs and expenses:
Selling, general, and administrative	279,791	261,550	207,375
Research and development	23,975	24,169	24,837

	303,766	285,719	232,212

Income from operations	24,174	29,706	136,379
Interest expense, net	(18,417)	(12,794)	(9,183)

Income before income taxes	5,757	16,912	127,196
Income taxes	4,440	6,427	42,342

Net income	$ 1,317	$ 10,485	$ 84,854

Net income per share — basic	$ 0.02	$ 0.16	$ 1.24

Net income per share — diluted	$ 0.02	$ 0.15	$ 1.20

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31
	2001	2000	1999
Operating activities
Net income	$ 1,317	$ 10,485	$ 84,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,571	39,672	33,279
Deferred income taxes	1,652	4,057	14,000
Goodwill and other intangible impairment	10,163	—	—
Other	5,544	(803)	3,316
Changes in operating assets and liabilities:
Accounts receivable	8,143	24,073	(25,265)
Inventories	32,483	(9,839)	(16,115)
Other current assets	(2,370)	8,877	499
Accounts payable and accruals	(1,164)	(1,183)	(25,541)

Net cash provided by operating activities	102,339	75,339	69,027
Investing activities
Purchases of property, plant, equipment, and patents	(51,017)	(77,131)	(77,286)
Proceeds from sales of assets	90	—	—
Investment in businesses, net of cash acquired	—	(8,134)	(41,457)

Net cash used for investing activities	(50,927)	(85,265)	(118,743)
Financing activities
Payments on long-term obligations	(1,947)	(8,884)	(206,339)
(Payments) borrowings under line of credit, net	(63,000)	55,000	275,000
Purchase of treasury shares	—	(28,712)	(17,697)
Stock option and other equity transactions	3,368	4,108	5,598

Net cash (used for) provided by financing activities	(61,579)	21,512	56,562
Effect of exchange rate changes on cash and cash equivalents	(599)	210	(338)

(Decrease) increase in cash and cash equivalents	(10,766)	11,796	6,508
Cash and cash equivalents at beginning of period	35,476	23,680	17,172

Cash and cash equivalents at end of period	$ 24,710	$ 35,476	$ 23,680

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares		Retained Earnings	Foreign Currency Translation Adjustment	Total Shareholders’ Equity
	Number	Amount
Balance at April 1, 1998	68,021	$230,477	$135,009	$ (6,534)	$358,952
Net income	—	—	84,854	—	84,854
Foreign currency translation adjustment	—	—	—	(338)	(338)

Comprehensive income					84,516
Stock options exercised	631	5,489	—	—	5,489
Other equity transactions	4	109	—	—	109
Tax benefit of stock options exercised		4,568	—	—	4,568
Treasury shares purchased	(700)	(17,697)	—	—	(17,697)

Balance at March 31, 1999	67,956	222,946	219,863	(6,872)	435,937
Net income	—	—	10,485	—	10,485
Foreign currency translation adjustment	—	—	—	(635)	(635)

Comprehensive income					9,850
Stock options exercised	1,010	4,253	—	—	4,253
Tax benefit of stock options exercised	—	4,232	—	—	4,232
Treasury shares purchased	(1,540)	(28,712)	—	—	(28,712)
Other equity transactions	91	(4,466)	—	—	(4,466)

Balance at March 31, 2000	67,517	198,253	230,348	(7,507)	421,094
Net income	—	—	1,317	—	1,317
Foreign currency translation adjustment	—	—	—	(3,534)	(3,534)

Comprehensive loss					(2,217)
Stock options exercised	1,223	5,147	—	—	5,147
Tax benefit of stock options exercised	—	4,449	—	—	4,449
Other equity transactions	(75)	(4,089)	—	—	(4,089)

Balance at March 31, 2001	68,665	$203,760	$231,665	$(11,041)	$424,384

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Years Ended March 31, 2001 and 2000

A.    Accounting Policies

        STERIS Corporation (the “Company” or “STERIS”) develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and therapy support systems, products, services, and technologies for healthcare, scientific, research, food, and industrial customers throughout the world.

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the Company’s prior year financial statements to conform to current year classifications.

Revenue Recognition

        The Company’s net revenues include revenues earned on product sales and related after-sales, service contracts, and long-term construction contracts. The Company recognizes product revenues upon title transfer to the customer. After-sales and service revenues are recognized upon completion of the work. Advance billings for service contract work are recorded as deferred revenue and amortized over the life of the contract. Revenue on long-term construction contracts is recognized under the cost-to-cost type of percentage-of-completion method, resulting in revenue being recorded as costs are incurred.

        The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral on sales. The Company principally sells to healthcare, scientific, and industrial institutions and companies with no single customer accounting for more than one percent of revenues during the year ended March 31, 2001.

        In December 1999, the SEC issued Staff Accounting Bulletin (“SAB”) No. 101. “Revenue Recognition”, which explains how the SEC staff believes existing revenue recognition rules should be applied. The Company reviewed the provisions of SAB No. 101 and determined that its revenue recognition policies and practices complied with SAB No. 101’s requirements.

        The Company records amounts billed to customers for shipping and handling as revenue. All outbound shipping and handling expenses are included in cost of goods sold.

Long-Lived Assets

        The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of any long-lived or intangible asset may warrant revision or that the remaining balance of the asset may not be recoverable. If factors indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related operation’s undiscounted cash flow from operations over the remaining life to determine recoverability; the measurement of the impairment would be based on a market valuation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.
STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

        The accounts of the Company’s foreign subsidiaries are recorded in the currency of the country in which they operate. All balance sheet accounts except shareholders’ equity are translated at current exchange rates, and revenue and expense items are translated at rates of exchange prevailing during the year.

New Accounting Pronouncement

        The Company will adopt Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” (as amended by SFAS 138) in the first quarter of its fiscal year 2002. SFAS 133 established new accounting and reporting standards for derivative and hedging activities. In accordance with the standard, the Company will prospectively recognize the fair value of its derivative instruments as assets or liabilities in its consolidated balance sheet. The resulting gain or loss will be reflected as other comprehensive income or in earnings, depending upon the achievement of hedge accounting criteria. As of March 31, 2001, the Company owned no derivative instruments.

Advertising Expenses

        The cost of advertising is expensed as incurred. The Company incurred $20,481, $18,484 and $22,820 in advertising costs during 2001, 2000, and 1999, respectively.

Cash Equivalents and Supplemental Cash Flow Information

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of interest-bearing savings accounts and United States government securities.

        Supplemental disclosure of cash flow information follows:

	Years Ended March 31
	2001	2000	1999
Cash paid during the year for:
Interest	$18,335	$17,280	$ 8,942
Income taxes	$ 8,024	$ 9,114	$20,042

Business Combinations

        During the second quarter of fiscal 2000, the Company completed two acquisitions to extend the capabilities of STERIS’s Scientific and Industrial Group in areas targeted as future growth markets. The assets of Quality Sterilization Services, a contract sterilization business located near Minneapolis, Minnesota, were acquired for cash to expand STERIS’s network of contract sterilization and microbial reduction services in North America. FoodLabs, Inc., based in Manhattan, Kansas, was acquired utilizing a stock transaction. FoodLabs is a provider of analytical, product development, and consulting services to the food and agricultural industries, with a particular focus on food safety.

        During the third quarter of fiscal 1999, the Company acquired Detach AB for cash under an earn-out agreement. Detach AB, located in Sweden, possesses proprietary technology and produces innovative systems for the Company’s scientific and industrial marketplace. During the second quarter of fiscal 1999, the Company completed the acquisition of Hausted, Inc. for cash. Hausted is a leading provider of mobile systems for surgical and diagnostic patient positioning and transport.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The acquisitions in both years were accounted for as purchase transactions and did not have a material effect on the operations of the Company.

B.    Inventories

        Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing LIFO represent approximately 63.3% and 67.7% of the inventory at March 31, 2001 and 2000, respectively. Inventory costs include material, labor, and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $11,626 and $10,552 higher than those reported at March 31, 2001 and 2000, respectively. Inventories were as follows:

	March 31
	2001	2000
Raw material	$19,463	$ 29,346
Work in process	22,810	24,743
Finished goods	39,966	60,633

Total inventories	$82,239	$114,722

C.    Property, Plant, and Equipment

        Property, plant, and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation of the net carrying cost less anticipated salvage value over the estimated remaining useful lives of property, plant, and equipment, principally by using the straight-line method. Depreciation of radioisotope is determined by use of the annual decay factor inherent in the material, which is similar to the sum-of-the-years-digits method. Depreciation expense was $39,573, $32,865, and $27,367 for the years ended March 31, 2001, 2000, and 1999, respectively. Expenditures that increase the value or productive capacity of assets, including information systems, are capitalized.

        Property, plant, and equipment consisted of the following:

	March 31
	2001	2000
Assets (asset lives)
Land and land improvements (10 years)	$ 21,443	$ 21,422
Buildings and leasehold improvements (7-50 years)	132,236	126,572
Machinery and equipment (3-15 years)	236,567	239,786
Radioisotope (20 years)	66,618	55,828

Total	456,864	443,608
Less: accumulated depreciation	(142,722)	(138,603)

Property, plant, and equipment, net	$ 314,142	$ 305,005

        Rental expense for leases was approximately $12,656, $11,052, and $10,617 for the years ended March 31, 2001, 2000, and 1999, respectively. Operating leases relate principally to warehouse and office space, service facilities, vehicles, equipment, and communication systems. Future minimum annual rentals payable under noncancelable leases in fiscal 2002, 2003, 2004, 2005, and 2006 and thereafter are $12,295, $10,326, $7,600, $4,902, $3,090, and $9,907, respectively.

D.    Intangible Assets

        Costs incurred to obtain product technology rights, including patents, have been capitalized and are being amortized over their estimated useful lives using the straight-line method. The Company currently provides for the amortization of intangible assets, including goodwill, over lives ranging from 5-40 years. Intangible assets consisted of the following:

	March 31
	2001	2000
Assets
Goodwill, net of accumulated amortization of $35,374 and $32,151, respectively	$182,157	$201,144
Patents, trademarks, and other intangible assets, net of accumulated amortization of $46,028 and $46,149, respectively	5,767	3,195

Total	$187,924	$204,339

E.    Financial Instruments

        Long-term indebtedness was as follows:

	March 31
	2001	2000
Credit facility	$200,000	$263,000
Other debt	7,088	7,516

Total	207,088	270,516
Less current portion	1,263	1,816

Long-term portion	$205,825	$268,700

        On June 19, 2000, STERIS entered into a $325,000 Revolving Credit Facility (the “Facility”) maturing June 29, 2003, which replaced the prior credit facility. The Facility may be used for general corporate purposes and bears interest at either LIBOR plus 1.00 to 1.75 percent or KeyBank National Association’s prime rate, at the Company’s option. At March 31, 2001, the weighted average interest rate on the Company’s outstanding borrowings under the Facility was 7.74%. At March 31, 2000, under the Company’s previous credit facility arrangement, the weighted average interest rate was 6.70%. The Facility also requires the payment of a facility fee ranging from .25% to .50% of the total facility commitment amount based on the Company’s leverage ratio. The Facility contains covenants that include maintenance of certain financial ratios such as a fixed charge coverage, interest coverage, minimum net worth, and a leverage ratio. The Company was in compliance with the Facility covenants as of March 31, 2001.

        Other debt consisted mainly of industrial development revenue bonds which bear interest at a variable rate based on the bank/marketing agent’s demand note index. These bond agreements contain various covenants relating to minimum net worth, leverage and interest coverage. At March 31, 2001 and 2000, outstanding obligations under the industrial development revenue bonds were $5,700 and $6,400, respectively, with a weighted average interest rate of 3.75% and 3.20%, respectively.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Amounts payable for borrowings in fiscal 2002, 2003, 2004, 2005, and 2006 and thereafter are $1,263, $1,263, $200,962, $700, $700 and $2,200, respectively.

        As of March 31, 2001 and 2000, the Company was contingently liable in the amount of $29,518 and $20,770, respectively, under standby letters of credit and guarantees. Approximately $11,743 and $12,300, respectively, of the totals at March 31, 2001 and 2000 relate to letters of credit required as security under the Company’s self-insured risk retention policies. The remaining balance in each year relates to performance bonds on long-term contracts.

        The recorded value of the Company’s financial instruments, which includes cash, cash equivalents and long-term debt, approximates fair value. Financial instruments potentially subject the Company to concentration of credit risk. The Company invests its excess cash in high-quality securities placed with major banks and financial institutions and government securities. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity.

F.    Accrued Expenses and Other

        Accrued expenses and other consisted of the following:

	March 31
	2001	2000
Employee compensation and related items	$ 26,613	$ 22,983
Deferred revenue	9,682	8,786
Restructuring reserve	13,599	13,634
Self-insured risk retention	18,621	18,287
Taxes	16,025	23,702
Other	19,888	15,320

Total	$104,428	$102,712

G.    Income Taxes

        Income (loss) from continuing operations before income taxes was as follows:

	Years Ended March 31
	2001	2000	1999
United States operations	$(4,872)	$13,916	$112,889
Non-United States operations	10,629	2,996	14,307

	$ 5,757	$16,912	$127,196

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The components of the provision for income taxes consisted of the following:

	Years Ended March 31
	2001	2000	1999
Current provision:
United States federal	$ (992)	$(2,020)	$23,899
United States state and local	1,634	2,492	3,218
Non-United States	2,146	1,898	3,176

Total current provision	2,788	2,370	30,293
Deferred expense	1,652	4,057	12,049

Total provision for income taxes	$4,440	$ 6,427	$42,342

        The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory rate as follows:

	Years Ended March 31
	2001	2000	1999
Tax computed at the United States federal statutory tax rate	$2,015	$ 5,919	$44,518
Increase (reduction) of income tax accruals	1,151	(2,081)	(6,000)
State and local taxes, net of federal income tax benefit	1,062	1,024	2,092
Goodwill	2,220	1,041	629
Difference in non-United States tax rates	(1,574)	526	1,046
All other, net	(434)	(2)	57

Total provision for income taxes	$4,440	$ 6,427	$42,342

        The significant components of the deferred tax assets and liabilities recorded in the accompanying balance sheets at March 31, 2001 and 2000, were as follows:

	March 31
	2001	2000
Deferred Tax Assets
Post-retirement benefit accrual	$ 17,212	$ 16,869
Net operating loss carryforwards	4,268	940
Inventory	—	1,566
Accrued expenses and other	21,142	23,011

Gross deferred tax assets	42,622	42,386
Valuation allowance	(4,268)	(940)

Total deferred tax assets	$ 38,354	$ 41,446

Deferred Tax Liabilities
Plant and equipment	$(21,225)	$(21,905)
Intangibles	(3,116)	(4,500)
Inventory and other	(646)	(22)

Total deferred tax (liabilities)	$(24,987)	$(26,427)

        For tax return purposes, certain subsidiaries, both United States and non-United States, had operating loss carryforwards of $4,268 which expire at various dates beginning in 2011. A valuation allowance has been applied to these net operating loss carryforwards as the Company anticipates expiration of these carryforwards before they can be utilized.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        At March 31, 2001, undistributed earnings of non-United States subsidiaries included in consolidated retained earnings amounted to $45,997. These earnings are indefinitely reinvested in non-United States operations. Accordingly, no provision has been made for taxes related to such earnings, nor is it practicable to determine the amount of this liability.

H.    Benefit Plans

        The Company has pension plans covering certain manufacturing and plant administrative personnel as determined by collective bargaining agreement or employee benefit standards set at the time of acquisition of certain businesses. Benefits are determined based on the employee’s years of service and compensation. The Company’s plans are funded in conformity with the funding requirements of applicable government regulations. All plans covering United States operations have been closed to entrance by new participants after specific dates established for each plan.

        In addition to providing pension benefits to certain employees, the Company sponsors an unfunded other post retirement benefit plan for a group of employees comprised substantially of the same employees who receive pension benefits. Benefits under this plan include retiree life insurance, retiree medical insurance, and Medicare supplement coverage. This plan has certain retiree contributions such as deductibles. Covered employees are generally eligible for these benefits when they have reached 55 years of age and 10 years of service.

        The Company also has a defined contribution plan for eligible employees. The Company provides a match on a specified portion of an employee’s contribution as approved by the board of directors.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table sets forth the funded status and amounts recognized in the accompanying consolidated balance sheets for the Company’s defined benefit plans:

	Pension Benefits		Other Post-Retirement Benefits
	March 31		March 31
	2001	2000	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$41,696	$42,622	$ 57,446	$ 53,585
Service cost	883	968	452	487
Interest cost	2,722	2,708	3,876	3,476
Actuarial (gain) loss	(2,352)	(1,438)	759	3,869
Benefits paid	(2,416)	(2,384)	(3,765)	(3,971)
Plan curtailments	(208)	—	—	—
Settlements	(727)	(780)	—	—

Benefit obligation at end of year	$39,598	$41,696	$ 58,768	$ 57,446

Change in Plan Assets:
Fair value of plan assets at the beginning of year	$46,677	$45,286	$ —	$ —
Actual return on plan assets	(5,878)	4,512	—	—
Employer contribution	—	—	3,765	3,971
Benefits paid	(2,583)	(2,341)	(3,765)	(3,971)
Settlement	(715)	(780)	—	—

Fair value of plan assets at the end of year	$37,501	$46,677	$ —	$ —

Funded status of the plan	$(2,097)	$ 4,981	$(58,768)	$(57,446)
Unamortized transition amount	(955)	(1,067)	—	—
Unamortized prior service cost	2,448	2,761	(359)	(556)
Unamortized (gain) loss	491	(8,036)	9,159	9,100

Accrued benefit cost	$ (113)	$(1,361)	$(49,968)	$(48,902)

        Net periodic cost of the Company’s defined benefit plans includes the following components:

	Pension Benefits			Other Post-Retirement Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$ 883	$ 968	$ 1,081	$ 452	$ 487	$ 399
Interest cost	2,722	2,708	2,768	3,876	3,476	3,187
Expected return on plan assets	(3,571)	(3,478)	(3,423)	—	—	—
Effect of settlement	(152)	(131)	—	—	—	—
Net amortization and deferral	(1,132)	(731)	(576)	504	297	(233)

Net periodic benefit (income) cost	$(1,250)	$ (664)	$ (150)	$4,832	$4,260	$3,353

        A weighted average discount rate of 7.5%, 7.0%, and 6.75%, was used in determining the actuarial present value of the projected benefit obligations at March 31, 2001, 2000, and 1999, respectively. The expected long-term rate of return on assets at the respective measurement dates was 8.0% at March 31, 2001, 2000, and 1999. Unrecognized gains and losses and the initial net pension asset are amortized over a fifteen-year period.

        Future benefit costs for other post-retirement benefit plans were estimated assuming medical costs would increase at approximately a 10.0% annual rate in fiscal 2001, 9.0% in fiscal 2000, and 6.5% in fiscal 1999, decreasing to approximately a 5% annual growth rate ratably over a nine-year period and then remaining at that rate. A one percent annual change in the assumed cost trend rate would have the following effect:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$ 507	$ (406)
Effect on post-retirement benefit obligation	$5,585	$(4,580)

        The projected benefit obligation applicable to pension plans with accumulated benefit obligations in excess of plan assets was $36,996 and $38,055 at March 31, 2001 and 2000, respectively. The accumulated benefit obligations related to these plans was $35,990 and $37,673 while the fair value of these assets was $33,530 and $41,158 at March 31, 2001 and 2000, respectively.

        The Company’s contributions to defined contribution plans were $3,798, $3,818, and $3,231 for fiscal 2001, 2000, and 1999, respectively.

I.    Non-recurring Transactions

Fiscal 2001 Charge

        The Company concluded its review of manufacturing, service, and support functions during the fourth quarter of fiscal 2001. These efforts have been used to identify opportunities for efficiency and productivity improvements beyond those initiated during the fourth quarter of fiscal 2000. As a result of this review and the related plan to initiate improvements in these and other functions, a non-recurring charge of $41,476 ($28,204 net of tax, or $0.41 per diluted share) was recorded in the fourth quarter. This charge primarily related to plans for manufacturing consolidations, up-grading of the Company’s service, sales, and distribution organizations, and associated workforce reductions. The implementation of these actions began in the fourth quarter of fiscal 2001 and will result in a reduction of approximately 350 employees in the manufacturing and support functions. Of the $41,476 charge, $21,510 was charged to cost of sales and $19,966 was charged to selling, general, and administrative expenses in the consolidated statement of income.

        The charge to cost of sales includes $10,923 for inventory write-downs and asset disposals relating to the restructuring of the Company’s production, distribution, service, and sales activities. The charge to cost of sales also includes $10,587 for consolidating manufacturing operations. The Company’s production operations in Medina, Ohio will be consolidated into the Company’s current Montgomery, Alabama facility. The Company’s two St. Louis, Missouri manufacturing facilities will be consolidated into one facility. The consolidation costs primarily include severance and property abandonment costs. The Company expects to complete the closing of the Medina facility by August 2001 and the St. Louis consolidation by December 2001.

        The charge to selling, general, and administrative expenses includes $10,163 to write-off goodwill related to purchased product lines that the Company is discontinuing. The remaining $9,803 relates to severance and asset write-offs related to portions of the sales, service, and distribution organizations.

        A reserve of $12,774 remained on the books for this charge as of March 31, 2001, primarily related to severance and other costs. An inventory reserve of $3,171 was also established for the future charge-off of discontinued and restructured inventory.

Fiscal 2000 Charge

        The Company performed a review of certain manufacturing and support functions during the fourth quarter of fiscal 2000. The review of manufacturing operations included an outside consultant’s study and evaluation of manufacturing practices at several manufacturing plants. As a result of the review and study performed and the related plan to initiate improvements in these and other functions, a non-recurring charge of $39,722 ($24,628 net of tax, or $0.36 per diluted share) was recorded in the fourth quarter. This charge primarily related to plans for manufacturing consolidations, productivity improvements in both manufacturing and support functions, restructuring of the remanufactured equipment business, and associated workforce reductions. The implementation of these actions resulted in a reduction of approximately 200 employees in the manufacturing and support functions beginning in early fiscal 2001. Of the $39,722 charge, $24,808 was charged to cost of sales and $14,914 was charged to selling, general, and administrative expenses in the consolidated statement of income.

        The charge to cost of sales included $19,349 for inventory write-downs and disposals relating to the restructuring of the Company’s remanufactured equipment business as well as improvements to production flows and facility restructurings to align with revised strategic plans. The charge to cost of sales also included $5,459 for closing the Company’s sterility assurance production operations in North Carolina, which were consolidated into a dedicated facility in Mentor, Ohio. Costs to close the facility included write-downs in inventory, lease termination costs, severance, property abandonment and other miscellaneous costs. The Company completed the consolidation in fiscal 2001.

        The charge to selling, general, and administrative expenses included $10,374 related to plans for implementing specific improvements to manufacturing and administrative support functions, primarily related to severance costs. The remaining $4,540 of charges related to accounts receivable management initiatives including implementation of a new program to enhance the collection of receivables and the write-off of certain aged smaller balance accounts.

        The Company has substantially completed all aspects of the operational changes related to the fiscal 2000 non-recurring charge. A reserve of $825 remained on the books for this charge as of March 31, 2001. The remaining reserve relates to final settlement of certain lease obligations associated with the charge as well as remaining severance obligations.

J.    Contingencies

        There are various pending lawsuits and claims arising out of the conduct of STERIS’s business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS’s consolidated financial position or results of operations. STERIS presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

K.    Business Segment Information

        The Company operates in a single business segment. The following is information about the Company’s operations by geographic area:

	Years Ended March 31
	2001	2000	1999
Net revenues
United States	$675,347	$633,295	$668,788
Non-United States	124,740	127,331	128,823

Consolidated net revenues	$800,087	$760,626	$797,611

Long-lived assets
United States	$295,239	$289,091	$245,447
Non-United States	21,612	21,025	18,901

Consolidated long-lived assets	$316,851	$310,116	$264,348

        Long-lived assets are those assets that are identified with the operations in each geographic area. Revenues are based on the location of these operations and their customers. In fiscal 2001, revenues to a single customer did not aggregate to one percent or more of total revenues. Revenues by principal market are as follows:

	Years Ended March 31
	2001	2000	1999
Healthcare	$566,567	$557,686	$597,146
Scientific and Industrial	233,520	202,940	200,465

Total	$800,087	$760,626	$797,611

L.    Common Shares

        Basic earnings per share is based on average Common Shares outstanding. Diluted earnings per share includes the dilutive effect of stock options. Incremental Common Share equivalents are calculated for each measurement using the treasury stock method. The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Years Ended March 31
	2001	2000	1999
	(in thousands)
Weighted average Common Shares outstanding — basic	67,946	67,489	68,200
Dilutive effect of stock options	1,035	1,078	2,392

Weighted average Common Shares and equivalents — diluted	68,981	68,567	70,592

        The Company has granted nonqualified stock options to certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Following is a summary of option share information:

	Beginning of year	Granted	Exercised	Canceled	End of year
Fiscal 2001
Option Shares	6,614,348	1,476,200	(1,223,487)	(664,398)	6,202,663
Weighted Average Price	$13.25	$9.27	$4.21	$18.06	$13.58
Fair Value		$4.34
Fiscal 2000
Option Shares	6,573,104	1,494,920	(1,010,273)	(443,403)	6,614,348
Weighted Average Price	$13.07	$11.49	$4.21	$25.15	$13.25
Fair Value		$6.17
Fiscal 1999
Option Shares	6,228,596	1,162,604	(630,937)	(187,159)	6,573,104
Weighted Average Price	$9.52	$30.40	$8.70	$16.96	$13.07
Fair Value		$14.24

        Shares available for future grants were 3,661,913 at March 31, 2001. At March 31, 2001, the range and weighted average per share exercise prices of options outstanding and exercisable, and the weighted average remaining contractual life (years), was as follows:

Range of Exercise Prices	Outstanding			Exercisable
	Option Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Years)	Option Shares	Weighted Average Exercise Price
$ 1.75 – $ 5.49	741,627	$ 4.05	2.1	741,627	$ 4.05
$ 5.50 – $10.99	2,673,379	9.22	8.4	628,891	9.11
$11.00 – $17.99	1,186,224	13.58	5.7	1,099,724	13.55
$18.00 – $30.66	1,601,433	25.23	6.7	1,094,492	24.28

	6,202,663	$13.58	4.9	3,564,734	$14.08

        At March 31, 2000, options with an average exercise price of $10.85 were exercisable on 3,978,843 shares; at March 31, 1999, options with a weighted average exercise price of $7.46 were exercisable on 4,107,099 shares.

        Had the compensation cost for the stock options granted in fiscal 2001, 2000, and 1999 been determined based on the value at the grant date consistent with the Financial Accounting Standards Board’s fair value method, the Company’s net income and earnings per share would have been reduced by $6,072 or $.09 per share in fiscal 2001, $4,629 or $.07 per share in fiscal 2000, and $5,104 or $.07 per share in fiscal 1999. Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for fiscal 2001, 2000, and 1999: risk-free interest rate of 5.5-6.1%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

        A former executive officer of the Company has an outstanding balance on a loan originally made during fiscal year 1997 in connection with the exercise of 373,000 options by the officer. The loan is evidenced by a full recourse promissory note, which has a stated interest rate of 5.7% per annum, and is repayable in a lump sum on or before February 28, 2002. The officer subsequently entered into an employment agreement with the Company that provides, among other things, that if the officer observes all obligations thereunder through February 28, 2002, the loan and all accrued interest thereon will be forgiven by the Company. As of March 31, 2001, the note value was fully reserved. In fiscal 2000, the outstanding balance was $2,644 and no reserve was placed on the loan. In addition, the employment agreement provides that, upon the request of the officer, made at any time between July 21, 2001 and February 28, 2002, the Company will repurchase from the officer at a purchase price of $15.00 per share in cash, up to 600,000 of the Company’s Common Shares that were owned by the officer on June 19, 2000.

        On January 30, 1997, the Company announced that its Board of Directors had authorized the periodic repurchase of up to 6,000,000 STERIS Common Shares in the open market. As of March 31, 2000, the Company had repurchased 3,740,100 STERIS Common Shares. As of March 31, 2001, no repurchased shares remained as Treasury Stock for the Company.

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

M.    Quarterly Data (Unaudited)

	Quarters Ended
	March 31	December 31	September 30	June 30
Fiscal 2001
Net revenues	$218,631	$204,465	$193,178	$183,813
Gross profit	74,089	90,507	85,135	78,209
Percentage of revenues	34%	44%	44%	43%
Net income (loss)	$(16,626)	$ 10,391	$ 6,724	$ 828

Net income (loss) per share — basic	$ (0.24)	$ 0.15	$ 0.10	$ 0.01

Net income (loss) per share — diluted	$ (0.24)	$ 0.15	$ 0.10	$ 0.01

Fiscal 2000
Net revenues	$190,092	$195,119	$198,602	$176,813
Gross profit	55,731	87,081	90,601	82,012
Percentage of revenues	29%	45%	46%	46%
Net income (loss)	$(24,193)	$ 10,935	$ 14,408	$ 9,335

Net income (loss) per share — basic	$ (0.36)	$ 0.16	$ 0.21	$ 0.14

Net income (loss) per share — diluted	$ (0.36)	$ 0.16	$ 0.21	$ 0.14

        Refer to Note I regarding fourth-quarter fiscal 2001 and 2000 charges.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
		Additions
Description	Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions (1)	Balance at End of Period
Year ended March 31, 2001
Deducted from asset accounts:
Allowance for trade accounts receivable (2)	$11,121	$ 395	$ —	$2,510	$ 9,006

Year ended March 31, 2000
Deducted from asset accounts:
Allowance for trade accounts receivable (2)	$13,322	$ 973	$ —	$3,174	$11,121

Year ended March 31, 1999
Deducted from asset accounts:
Allowance for trade accounts receivable (2)	$13,441	$1,040	$500	$1,659	$13,322

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Net allowance for doubtful accounts and allowance for sales and returns.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company incorporates herein by reference the information appearing under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 2001.

        Executive officers of the Company serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning executive officers of the Company is contained in Part I of this report under the caption “Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

        The Company incorporates herein by reference the information appearing under the caption “Compensation of Executive Officers” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The Company incorporates herein by reference the information appearing under the caption “Ownership of Voting Securities” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company incorporates herein by reference the information appearing under the caption “Compensation of Executive Officers” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 22, 2001.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

        (a)  (1)  The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets — March 31, 2001 and 2000.

Consolidated Statements of Income — Years ended March 31, 2001, 2000, and 1999.

Consolidated Statements of Cash Flows — Years ended March 31, 2001, 2000, and 1999.

Consolidated Statements of Shareholders’ Equity — Years ended March 31, 2001, 2000, and 1999.

Notes to Consolidated Financial Statements — Years Ended March 31, 2001 and 2000.

        (a)  (2)  The following consolidated financial statement schedule of STERIS Corporation and subsidiaries is included in Item 8:

Schedule II — Valuation and Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

        (a)  (3)  Exhibits

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996,
November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).

3.2	1992 Amended Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-K filed for the fiscal year ended March 31, 1998, and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS
Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the
Registration Statement on Form 8-A filed April 16, 1999, and incorporated herein by reference).

10.1	Amended Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 23, 1992, and incorporated herein by reference).*

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 99 to the Registration Statement on Form S-8 filed April 21, 1995, and incorporated herein by reference).*

10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).*

10.4	Amsco International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the
Registration Statement of Amsco International, Inc. on Form S-8, Registration No. 33-79566, filed on
June 2, 1994).*

10.5	Form of grant of Incentive Stock Option under Amsco International, Inc. Stock Option Plan (filed as
Exhibit 10.6 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).*

Exhibit Number	Exhibit Description

10.6	Form of grant of Non-Qualified Stock Option under the Amsco International, Inc. Stock Option Plan (filed as Exhibit 10.7 to Form 10-K filed for the fiscal year ended March 31, 1997, and incorporated herein by reference).*

10.7	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.14 to Form 10-K filed for the fiscal year ended March 31, 1998, and incorporated herein by reference).*

10.8	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference).*

10.9	Management Incentive Compensation Plan (first effective in fiscal year 2002).

10.10	Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference).*

10.11	Promissory Note (filed as Exhibit 10.12 to Form 10-K filed for the fiscal year ended March 31, 1998, and incorporated herein by reference).

10.12	Change of Control Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.18 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).*

10.13
Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Messrs. Sanford and Vinney (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999, and incorporated herein by reference).*

10.14	Employment Agreement between STERIS Corporation and Mr. Sanford (filed as Exhibit 10.20 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).*

10.15	Employment Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.21 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).*

10.16
Credit Agreement, dated June 19, 2000, among STERIS Corporation, various financial institutions and KeyBank National Association, as Agent (filed as Exhibit 10.24 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).*

21.1	Subsidiaries of STERIS Corporation.

23.1	Consent of Independent Auditors.

24.1	Power of Attorney.
* A management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K for the fiscal year ended March 31, 2001.

        STERIS or its subsidiaries are parties to several indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the Securities and Exchange Commission upon request.

        (b)  Reports on Form 8-K

        No Current Reports on Form 8-K were filed by STERIS during the fourth quarter of fiscal 2001.

        (c)  Exhibits

        The response to this portion of item 14 is included under (a) (3) of this Item 14.

        (d)  Financial Statement Schedules

        Not applicable.

SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS Corporation
(Registrant)

/s/ LAURIE BRLAS

Laurie Brlas
Senior Vice President and
Chief Financial Officer
June 22, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        LES C. VINNEY, President and Chief Executive Officer, and Director; LAURIE BRLAS, Senior Vice President and Chief Financial Officer; JERRY E. ROBERTSON, Chairman of the Board of Directors; STEPHEN R. HARDIS, Director; RAYMOND A. LANCASTER, Director; KEVIN M. MCMULLEN, Director; J.B. RICHEY, Director; JOHN P. WAREHAM, Director, and LOYAL W. WILSON, Director.

STERIS Corporation
(Registrant)

/s/ DAVID C. DVORAK

David C. Dvorak
Attorney-in-Fact
June 22, 2001