Form 10-Q
period 2001-06-30
STERIS CORP
filed 2001-08-09
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2001

Commission file number 0-20165

STERIS Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1482024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5960 Heisley Road,	440-354-2600
Mentor, Ohio 44060-1834 (Address of principal executive offices)	(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐.

The number of Common Shares outstanding as of July 31, 2001: 69,013,355

STERIS Corporation
Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30 2001	March 31 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,209	$24,710
Accounts receivable (net of allowances of $8,531 and $9,006, respectively)	178,615	201,305
Inventories	90,476	82,239
Current portion of deferred income taxes	24,025	24,025
Prepaid expenses and other assets	7,400	7,920

Total current assets	307,725	340,199

Property, plant, and equipment	467,248	456,864
Accumulated depreciation	(152,954)	(142,722)

Net property, plant, and equipment	314,294	314,142
Intangibles	237,693	269,326
Accumulated amortization	(51,133)	(81,402)

Net intangibles	186,560	187,924
Other assets	2,325	2,715

Total assets	$810,904	$844,980

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term indebtedness	$1,263	$1,263
Accounts payable	45,539	48,494
Accrued expenses and other	102,863	104,557

Total current liabilities	149,665	154,314

Long-term indebtedness	170,212	205,825
Deferred income taxes	10,529	10,529
Other long-term liabilities	50,361	49,928

Total liabilities	380,767	420,596
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value; 300,000 shares authorized; issued and outstanding shares of 68,874 at June 30, 2001 and 68,665 at March 31, 2001, respectively	205,583	203,760
Retained earnings	236,048	231,665
Cumulative translation adjustment	(11,494)	(11,041)

Total shareholders' equity	430,137	424,384

Total liabilities and shareholders' equity	$810,904	$844,980

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30
	2001	2000

Net revenues	$197,074	$183,813
Cost of products sold	115,861	109,828

Gross profit	81,213	73,985

Costs and expenses:
Selling, general, and administrative	64,802	62,558
Research and development	6,292	5,821

	71,094	68,379

Income from operations	10,119	5,606
Interest expense, net	3,162	4,271

Income before income taxes	6,957	1,335
Income tax expense	2,574	507

Net income	$4,383	$828

Net income per share - basic	$0.06	$0.01

Net income per share - diluted	$0.06	$0.01

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30
	2001	2000
Operating activities
Net income	$4,383	$828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,884	11,012
Deferred income taxes	—	1,973
Other items	1,227	168
Changes in operating assets and liabilities:
Accounts receivable	22,690	13,764
Inventories	(8,237)	11,138
Other current assets	520	(532)
Accounts payable and accruals	(4,649)	(18,848)

Net cash provided by operating activities	27,818	19,503

Investing activities
Purchases of property, plant, equipment, and patents	(10,748)	(15,803)
Proceeds from sales of assets	—	44

Net cash used for investing activities	(10,748)	(15,759)

Financing activities
Payments on long-term obligations	(113)	—
Payments under line of credit, net	(35,500)	(13,000)
Stock option and other equity transactions	1,318	(424)

Net cash used for financing activities	(34,295)	(13,424)
Effect of exchange rate changes on cash and cash equivalents	(276)	57

Decrease in cash and cash equivalents	(17,501)	(9,623)
Cash and cash equivalents at beginning of period	24,710	35,476

Cash and cash equivalents at end of period	$7,209	$25,853

See notes to consolidated financial statements.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended
June 30, 2001 and 2000
(in thousands)

Significant Accounting and Reporting Policies

1. Reporting Entity

            STERIS Corporation (the "Company" or "STERIS") develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and therapy support systems, products, services, and technologies for healthcare, scientific, research, food, and industrial customers throughout the world. The Company has over 4,500 employees worldwide, with approximately half involved in direct sales, service, and field and customer support. Customer support facilities are located in several major global market centers with production and manufacturing operations in the United States, Australia, Canada, Germany, Finland, and Sweden. STERIS operates in a single business segment.

2. Basis of Presentation

            The Company's unaudited consolidated financial statements for the three months ended June 30, 2001 and June 30, 2000 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2001 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 22, 2001, and in management's opinion contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K referred to above. The balance sheet at March 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3. Recently Issued Accounting Standards

            The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141, "Business Combinations" and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." These statements are to become effective for the Company on April 1, 2002 and are expected to result in changes relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company will cease goodwill and certain intangible asset amortization beginning April 1, 2002. Additionally, intangible assets, including goodwill, will be subjected to new impairment testing criteria. The Company has begun evaluating the impact of adoption on the Company's consolidated financial statements.

            Effective April 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS 138). In accordance with the standard, the Company will recognize the fair value of its derivative instruments as assets or liabilities in its consolidated balance sheet. The resulting gain or loss will be reflected as other comprehensive income or in earnings, depending upon the achievement of hedge accounting criteria. As of June 30, 2001, the Company owned no derivative instruments and consequently the adoption had no impact on the consolidated financial statements.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended
June 30, 2001 and 2000
(in thousands)

4. Earnings per Share

            The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Three Months Ended June 30
	2001	2000
Weighted average Common Shares
outstanding - basic	68,752	67,517
Dilutive effect of stock options	1,378	769

Weighted average Common Shares
and equivalents - diluted	70,130	68,286

5. Comprehensive Income

            Comprehensive income amounted to $3,930 and $885, net of tax, for the three months ended June 30, 2001 and 2000, respectively. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative translation adjustment.

6. Inventories

            Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventory costs include material, labor, and overhead. Inventories were as follows:

	June 30 2001	March 31 2001
Raw material	$21,638	$19,463
Work in process	25,835	22,810
Finished goods	43,003	39,966

Total Inventories	$90,476	$82,239

7. Financing

            On June 19, 2000, the Company entered into a $325,000 Revolving Credit Facility (the "Facility"), maturing June 29, 2003, which replaced the prior credit facility. The Facility may be used for general corporate purposes and bears interest at LIBOR plus 1.00 to 1.75 percent or KeyBank National Association's prime rate, at the Company's option. The Facility also requires the payment of a facility fee ranging from .25% to .50% of the total facility commitment amount based on the Company's leverage ratio. The Facility contains covenants that include maintenance of certain financial ratios such as a fixed charge coverage, interest coverage, minimum net worth, and a leverage ratio. The Company was in compliance with the Facility covenants as of June 30, 2001. As of June 30, 2001, the Company had $164,500 outstanding under the Facility.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended
June 30, 2001 and 2000
(in thousands)

8. Contingencies

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

9. Non-recurring Transactions

Fiscal 2001 Charge

            During the fourth quarter of fiscal 2001, the Company concluded its review of manufacturing, service, and support functions and recorded a non-recurring charge of $41,476. This charge primarily related to plans for manufacturing consolidations, up-grading of the Company's service, sales and distribution organizations, and associated workforce reductions. The complete implementation of these actions will result in a reduction of approximately 350 employees.

            The charge to cost of sales included $10,923 for inventory write-downs and asset disposals relating to the restructuring of the Company's production, distribution, service, and sales activities. The charge to cost of sales also included $10,587 for consolidating manufacturing operations. The Company's production operations in Medina, Ohio will be consolidated into the Company's current Montgomery, Alabama facility. The Company's two St. Louis, Missouri manufacturing facilities will be consolidated into one facility. The consolidation costs primarily included severance and property abandonment costs. The Company expects to complete the closing of the Medina facility by August 2001 and the St. Louis consolidation by December 2001.

            The charge to selling, general, and administrative expenses included $10,163 to write-off net goodwill related to purchased product lines that the Company is discontinuing and fully amortized intangibles. The remaining $9,803 related to severance and asset write-offs related to portions of the sales, service, and distribution organizations.

            As of June 30, 2001, these plans have been or are in the process of being implemented with a remaining accrued balance of approximately $12,182. The actions taken have resulted in the elimination of approximately 130 positions. An inventory reserve of $2,954 remained as of June 30, 2001 for the future charge-off of discontinued and restructured inventory.

Fiscal 2000 Charge

            During the fourth quarter of fiscal 2000, the Company recorded a non-recurring charge of $39,722. This charge was for manufacturing consolidations, productivity improvements in both manufacturing and support functions, restructuring of the remanufactured equipment business, and associated workforce reductions in the manufacturing and support functions. The implementation of these actions has resulted in the elimination of approximately 200 positions. The Company has substantially completed all aspects of the operational changes related to the fiscal 2000 non-recurring charge. A reserve of approximately $748 remained on the books for this charge as of June 30, 2001. The remaining reserve relates to final settlement of certain lease obligations associated with the charge as well as remaining severance obligations.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
STERIS Corporation

            We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of June 30, 2001, and the related consolidated statements of income and cash flows for the three months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

            We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2001 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended, not presented herein, and in our report dated April 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
July 18, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

            Net revenues for the three months ended June 30, 2001 increased 7.2% to $197.1 million from $183.8 million for the comparable period last year. Healthcare Group net revenues increased 6.3% to $138.3 million from $130.1 million in the prior year first quarter. The Scientific and Industrial Group net revenues increased 9.5% to $58.8 million for the three months ended June 30, 2001 as compared to $53.7 million for the three months ended June 30, 2000. Capital equipment revenue was $71.3 million, or 36.2% of total revenues for the three months ended June 30, 2001 compared to $65.1 million, or 35.4% of total revenues in the comparative prior year period. Consumables and service revenue was $125.8 million, or 63.8% of total revenues for the three months ended June 30, 2001 compared to $118.7 million, or 64.6% in the comparable prior year period.

            The cost of products sold increased to $115.9 million in the first quarter of fiscal 2002 from $109.8 million in the first quarter fiscal 2001. The cost of products sold as a percentage of net revenues was 58.8% for the three months ended June 30, 2001, compared to 59.7% for the comparable period last year. Certain costs (primarily distribution costs) incurred in fiscal 2001 were reclassified from operating expenses into cost of products sold to improve comparability and accountability of expenses company-wide and to conform with the fiscal 2002 presentation. The decrease in cost of products sold as a percentage of net revenues in the first quarter fiscal 2002 was primarily due to cost reductions related to fiscal year 2001 plant consolidations and business restructurings combined with ongoing efficiency improvements in the manufacturing operations. The corresponding gross margin rates were 41.2% and 40.3% for the first quarter of fiscal year 2002 and 2001, respectively.

            Reflecting the reclassification referred to above, selling, general, and administrative expenses were $64.8 million, or 32.9% of net revenues for the three months ended June 30, 2001 compared to $62.6 million, or 34.1% of net revenues for the three months ended June 30, 2000. The decrease in selling, general, and administrative expense as a percent of revenues primarily resulted from the focus on cost control resulting in the leveraging of our operating expenses.

            Research and development expenses increased by 8.6% to $6.3 million in the first quarter of fiscal 2002 from $5.8 million in the first quarter of fiscal 2001. This increase resulted from additional expenditures as the Company continues to invest in its research and development technologies.

            Interest expense, net, decreased by 25.6% to $3.2 million in the first quarter of fiscal 2002 from $4.3 million in the first quarter of fiscal 2001. The decrease was primarily due to lower average outstanding borrowings under the Company's Facility.

            Income tax expense was 37.0% of pretax earnings for the first quarter of fiscal 2002 compared to 38.0% for the first quarter of fiscal 2001. The reduction in the tax rate resulted from the Company's continued efforts to improve global tax strategies and active tax management programs.

            Net income, as a result of the foregoing factors, was $4.4 million for the three months ended June 30, 2001, as compared to $0.8 million for the comparable prior year period.

Liquidity and Capital Resources

            The Company's operating activities generated $27.8 million of cash during the three months ended June 30, 2001, which was an increase of $8.3 million over the comparable period last year. Accounts receivable reductions continue to be a driver of improved cash flow from operations. The continuous improvement in accounts receivable management is evidenced by weighted days sales outstanding improvement to 63 days at June 30, 2001 compared to 91 days at June 30, 2000. Another significant factor affecting cash flow from operations was improved accounts payable management processes, which held the use of cash from operations to $4.6 million in the first quarter of fiscal 2002 compared to a use of $18.8 million in the comparable fiscal 2001 quarter. The $8.2 million increase in inventory related to the inventory build for in-process plant consolidations.

            Net cash used for investing activities was $10.7 million for the three months ended June 30, 2001 versus $15.8 million in the comparable prior year period. The decreased use of cash for investing activities between comparable periods was due primarily to the quarter-to-quarter timing of capital expenditures.

            Net cash used for financing activities was $34.3 million for the three months ended June 30, 2001. Current year financing activities primarily represent the repayment of $35.5 million of the Facility versus a repayment of $13.0 million in the comparable prior year period.

            On June 19, 2000, the Company entered into a $325,000 Facility, maturing June 29, 2003, which replaced the prior credit facility. The Facility may be used for general corporate purposes and bears interest at LIBOR plus 1.00 to 1.75 percent or KeyBank National Association's prime rate, at the Company's option. The Facility contains covenants that include maintenance of certain financial ratios such as a fixed charge coverage, interest coverage, minimum net worth, and a leverage ratio. As of June 30, 2001, the Company had outstanding borrowings of $164.5 million under its Facility at an average weighted interest rate of 5.94%.

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

Inflation

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

Contingencies

            For a discussion of contingencies, see Note 8 to the consolidated financial statements.

Seasonality

            The Company's financial results have been subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, customer buying patterns of capital equipment, and international business practices. Sales and profitability of certain of the Company's acquired and consolidated product lines have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year.

Euro

            On January 1, 1999, eleven of the fifteen member countries of the European Monetary Union (EMU) began a three-year transition phase during which a common currency called the Euro was adopted. On January 1, 2002, all legacy currencies will be withdrawn from circulation and the new Euro denominated bills and coins will be used for cash transactions. The Company believes that it can readily update or convert current systems to appropriately handle all aspects of Euro processing by the effective date of January 1, 2002. Based on current estimates, the Company does not expect that the costs incurred to address the Euro will have a material impact on its financial condition or results of operations.

Cautionary Statements Regarding Forward-Looking Statements

            This Form 10-Q contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," and "seeks" or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products, and applications, (c) the possibility that compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of existing products, (d) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (e) the possibility that implementation of the Company's business improvement initiatives will take longer, cost more or produce lower benefits than anticipated, and (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            A discussion of market risk exposures is included in Part II, Item 7a, "Quantitative and Qualitative Disclosure about Market Risk," of the Company's 2001 Annual Report and Form 10-K. There were no material changes during the three months ended June 30, 2001.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            Reference is made to Part I, Item 1., Note 8 of this Report on Form 10-Q, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

            The Company held its Annual Meeting of Shareholders on July 20, 2001, at the Radisson Hotel & Conference Center, 35000 Curtis Boulevard, Eastlake, Ohio. At the Annual Meeting, shareholders re-elected four Class I directors to serve for terms expiring at the Annual Meeting of Shareholders in 2003. Results of the voting for the re-elected directors were: Stephen R. Hardis 62,435,037 votes for, 688,591 withheld; Raymond A. Lancaster 62,443,176 votes for, 680,452 withheld; J.B. Richey 62,446,077 votes for, 677,551 withheld; and Les C. Vinney 62,433,448 votes for, 690,180 withheld.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
15.1	Letter Re: Unaudited Interim Financial Information

(b) Reports on Form 8-K: None

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

(Registrant)

/s/ Laurie Brlas

Laurie Brlas Senior Vice President and Chief Financial Officer August 9, 2001