Form 10-Q
period 2001-09-30
STERIS CORP
filed 2001-11-08
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2001

Commission file number 0-20165

STERIS Corporation
(exact name of registrant as specified in its charter)

Ohio	34-1482024
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5960 Heisley Road,	440-354-2600
Mentor, Ohio 44060-1834	(Registrant’s telephone number,
(Address of principal executive office)	including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

The number of Common Shares outstanding as of October 31, 2001: 69,341,946

STERIS Corporation
Index

Part I – Financial Statements		Page

Item 1.	Financial Statements	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3.	Quantitative and Qualitative Disclosures	13
	About Market Risk

Part II – Other Information

Item 1.	Legal Proceedings	14

Item 6.	Exhibits and Reports on Form 8-K	14

	Signature	15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	March 31,
	2001	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,942	$24,710
Accounts receivable (net of allowances of $8,235 and $9,006, respectively)	182,400	201,305
Inventories	87,931	82,239
Current portion of deferred income taxes	24,025	24,025
Prepaid expenses and other assets	8,691	7,920

Total current assets	313,989	340,199

Property, plant, and equipment	476,501	456,864
Accumulated depreciation	(162,146)	(142,722)

Net property, plant, and equipment	314,355	314,142
Intangibles	238,966	269,326
Accumulated amortization	(52,743)	(81,402)

Net intangibles	186,223	187,924
Other assets	1,863	2,715

Total assets	$816,430	$844,980

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$1,263	$1,263
Accounts payable	41,527	48,494
Accrued expenses and other	101,673	104,557

Total current liabilities	144,463	154,314
Long-term indebtedness	166,297	205,825
Deferred income taxes	10,529	10,529
Other long-term liabilities	50,469	49,928

Total liabilities	371,758	420,596
Shareholders’ equity:
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	--	--
Common Shares, without par value; 300,000 shares authorized;
issued and outstanding shares of 69,299 at September 30, 2001 and 68,665 at March 31, 2001, respectively	210,730	203,760
Retained earnings	245,267	231,665
Cumulative translation adjustment	(11,325)	(11,041)

Total shareholders’ equity	444,672	424,384

Total liabilities and shareholders’ equity	$816,430	$844,980

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2001	2000	2001	2000

Net revenues	$206,393	$193,178	$403,467	$376,991
Cost of products sold	121,719	111,962	237,580	221,790

Gross profit	84,674	81,216	165,887	155,201

Costs and expenses:
Selling, general and administrative	62,963	59,798	127,765	122,356
Research and development	4,978	5,479	11,270	11,300

	67,941	65,277	139,035	133,656

Income from operations	16,733	15,939	26,852	21,545
Interest expense, net	2,099	5,191	5,261	9,462

Income before income taxes	14,634	10,748	21,591	12,083
Income tax expense	5,415	4,024	7,989	4,531

Net income	$9,219	$6,724	$13,602	$7,552

Net income per share - basic	$0.13	$0.10	$0.20	$0.11

Net income per share - diluted	$0.13	$0.10	$0.19	$0.11

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,

	2001	2000

Operating activities
Net income	$13,602	$7,552
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	23,732	22,199
Other items	6,317	525
Changes in operating assets and liabilities:
Accounts receivable	18,905	5,800
Inventories	(5,692)	18,890
Other current assets	(771)	(2,070)
Accounts payable and accruals	(9,851)	(16,551)

Net cash provided by operating activities	46,242	36,345

Investing activities
Purchases of property, plant, equipment, and patents	(24,583)	(26,295)
Proceeds from sales of assets	-	90

Net cash used in investing activities	(24,583)	(26,205)

Financing activities
Payments on long-term obligations	(228)	(1,116)
Payments under the Revolving Credit Facility	(39,300)	(13,000)
Stock option and other equity transactions	4,348	(739)

Net cash used in financing activities	(35,180)	(14,855)
Effect of exchange rate changes on cash and cash equivalents	(247)	(1,714)

Decrease in cash and cash equivalents	(13,768)	(6,429)
Cash and cash equivalents at beginning of period	24,710	35,476

Cash and cash equivalents at end of period	$10,942	$29,047

See notes to consolidated financial statements.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended
September 30, 2001 and 2000
(in thousands)

Significant Accounting and Reporting Policies

1. Reporting Entity

       STERIS Corporation (the “Company” or “STERIS”) develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and therapy support systems, products, services, and technologies for healthcare, scientific, research, food, and industrial customers throughout the world. The Company has approximately 4,500 employees worldwide, with approximately half involved in direct sales, service, and field and customer support. Customer support facilities are located in several major global market centers with production and manufacturing operations in the United States, Australia, Canada, Germany, Finland, and Sweden. STERIS operates in a single business segment.

2. Basis of Presentation

     The Company’s unaudited consolidated financial statements for the three and six months ended September 30, 2001 and September 30, 2000 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2001 which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 22, 2001, and in management’s opinion contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K referred to above. The balance sheet at March 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3. Recently Issued Accounting Standards

      Effective April 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (as amended by SFAS 138). In accordance with the Statement, the Company will recognize the fair value of its derivative instruments as assets or liabilities in its consolidated balance sheet. The resulting gain or loss will be reflected as other comprehensive income or in earnings, depending upon the achievement of hedge accounting criteria. As of September 30, 2001, the Company owned no derivative instruments and consequently the adoption had no impact on the consolidated financial statements.

      In June 2001, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” were issued. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. During fiscal 2003, the Company will perform the first of the required impairment tests of goodwill and intangible assets deemed to have indefinite lives. The Company has not yet determined the effect of these tests on the Company’s consolidated financial statements.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended
September 30, 2001 and 2000
(in thousands)

      In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the associated retirement costs by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company is required to adopt this Statement in fiscal 2004. The Company has not yet determined the impact of adoption on the Company’s consolidated financial statements.

      In October 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This Statement, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of,” provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 (“APB 30”) with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Statement is effective for the Company beginning April 1, 2002. The Company has not yet determined the impact of adoption on the Company’s consolidated financial statements.

4. Earnings per Share

      The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,

	2001	2000	2001	2000

Weighted average Common Shares outstanding - basic	69,104	67,509	68,928	67,513

Dilutive effect of stock options	1,592	821	1,485	795

Weighted average Common Shares and equivalents - diluted	70,696	68,330	70,413	68,308

5. Comprehensive Income

      Comprehensive income amounted to $9,388 and $4,953 for the quarters ended September 30, 2001 and 2000, respectively. Comprehensive income amounted to $13,318 and $5,838 for the six months ended September 30, 2001 and 2000, respectively. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative translation adjustment.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended
September 30, 2001 and 2000
(in thousands)

6. Inventories

      Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventory costs include material, labor, and overhead. Inventories were as follows:

	September 30, 2001	March 31, 2001

Raw material	$24,505	$19,463
Work in process	23,446	22,810
Finished goods	39,980	39,966

Total Inventories	$87,931	$82,239

7. Contingencies

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

8. Non-recurring Transactions

Fiscal 2001 Charge

      During the fourth quarter of fiscal 2001, the Company concluded its review of manufacturing, service, and support functions and recorded a non-recurring charge of $41,476. This charge primarily related to plans for manufacturing consolidations, up-grading of the Company’s service, sales and distribution organizations, and associated workforce reductions. The complete implementation of these actions will result in a reduction of approximately 350 employees.

      The charge to cost of sales included $10,923 for inventory write-downs and asset disposals relating to the restructuring of the Company’s production, distribution, service, and sales activities. The charge to cost of sales also included $10,587 for consolidating manufacturing operations. The Company’s production operations in Medina, Ohio were consolidated into the Company’s Montgomery, Alabama facility in August 2001. The Company’s two St. Louis, Missouri manufacturing facilities will be consolidated into one facility on or about December 2001. The consolidation costs primarily included severance and property abandonment costs.

      The charge to selling, general, and administrative expenses included $10,163 to write-off net goodwill related to purchased product lines that the Company is discontinuing and $9,803 for severance and asset write-offs related to portions of the sales, service, and distribution organizations.

      As of September 30, 2001, these plans have been or are in the process of being implemented with a remaining accrued balance of approximately $9,895. Reserve reductions primarily related to cash payments for employee severance costs. The actions taken to date have resulted in the elimination of approximately 250 positions. An inventory reserve of $1,475 remained as of September 30, 2001 for the future disposal of discontinued and restructured inventory.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
STERIS Corporation

     We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of September 30, 2001, and the related consolidated statements of income for the three-month and six-month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the six-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2001 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated April 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
October 16, 2001

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net revenue increased by 6.8% to $206.4 million in the second quarter of fiscal 2002 from $193.2 million in the second quarter of fiscal 2001. The increase in revenues was primarily attributable to growth from the Scientific and Industrial Group, reflecting strong order patterns from customers in the pharmaceutical production and research markets. Net revenue for the first six months of fiscal 2002 increased by 7.0% to $403.5 million from $377.0 million in the comparable prior year period.

     Healthcare Group revenues in the second quarter of fiscal 2002 increased 3.4% to $143.8 million from $139.1 million in the comparable prior year period. Scientific and Industrial Group revenues increased 15.7% to $62.6 million in the second quarter of fiscal 2002 as compared to $54.1 million in the prior year period. Healthcare Group revenues in the first six months of fiscal 2002 were $282.1 million as compared to $269.2 million for the prior year period, an increase of 4.8%. Scientific and Industrial Group revenues were $121.4 million in the first six months of fiscal 2002, an increase of 12.6% from $107.8 million in the first six months of fiscal 2001.

     Capital equipment revenue for the three and six months ended September 30, 2001 was $83.8 million, or 40.6% and $155.1 million, or 38.4% of revenue, respectively, compared to $82.7 million, or 42.8% and $147.8 million, or 39.2% of revenue in the comparable prior year periods. Consumable and service revenue for the three and six months ended September 30, 2001 was $122.6 million, or 59.4% and $248.4 million, or 61.6% of revenue, respectively, compared to $110.5 million, or 57.2% and $229.2 million, or 60.8% of revenue in the comparable prior year periods. The Company’s ability to maintain an approximately 60% consumable and service mix moderates the financial impacts of downturns in capital equipment spending patterns.

     The cost of products sold for the three and six months ended September 30, 2001 increased to $121.7 million and $237.6 million, respectively, from $112.0 million and $221.8 million for the comparable periods last year. The cost of products sold as a percentage of revenues was 59.0% and 58.9%, for the three and six months ended September 30, 2001, respectively, as compared to 58.0% and 58.8% for the comparable periods last year. Certain costs (primarily distribution costs) incurred in fiscal 2001 were reclassified from operating expenses into cost of products sold to improve comparability and accountability of expenses company-wide and to conform with the fiscal 2002 presentation. The increase in the cost of products sold as a percentage of revenues reflects consolidation costs associated with the Company’s Medina, Ohio and St. Louis, Missouri plant closings as well as a shift in the mix due to the rapid growth of lower margin Scientific and Industrial Group products. The corresponding gross margin rates were 41.0% and 41.1%, respectively, for the three and six months ended September 30, 2001 as compared to 42.0% and 41.2%, respectively, for the comparable periods last year.

     Reflecting the reclassifications referred to above, selling, general, and administrative expenses were $63.0 million, or 30.5% of revenues and $127.8 million, or 31.7% of revenues for the three and six months ended September 30, 2001, respectively, as compared to $59.8 million, or 31.0% of revenues and $122.4 million, or 32.5% of revenues for the three and six months ended September 30, 2000, respectively. This decrease as a percentage of revenues reflects the Company’s continued efforts to control administrative operating expenses. The overall dollar amount increase is attributable to increased spending for marketing initiatives, a higher level of spending to upgrade certain information systems, and variable costs associated with revenue growth.

     Research and development expenses for the three months ended September 30, 2001 decreased by 9.1% to $5.0 million in the second quarter of fiscal 2002 from $5.5 million in the second quarter of fiscal 2001 as a result of improved cost management initiatives. Research and development expenses were consistent at $11.3 million in the first six months of both fiscal 2002 and 2001.

     Interest expense, net, decreased by 59.6% to $2.1 million in the second quarter of fiscal 2002 from $5.2 million in the second quarter of fiscal 2001. Interest expense, net, decreased by 44.2% to $5.3 million in the first six months of fiscal 2002 from $9.5 million in the first six months of fiscal 2001. The decrease was due to lower average outstanding borrowings under the Company's Revolving Credit Facility (the "Facility") and lower interest rates.

     Income tax expense was 37.0% of pretax earnings for both the three and six months ended September 30, 2001. This compares with effective tax rates of 37.4% and 37.5%, respectively, for the three and six months ended September 30, 2000. The reduction in the tax rate resulted from the Company’s continued efforts to improve global tax strategies and active tax management programs.

     Net income, as a result of the foregoing factors, was $9.2 million for the second quarter of fiscal 2002 as compared to $6.7 million for the second quarter of fiscal 2001. Net income in the first six months of fiscal 2002 was $13.6 million as compared to $7.6 million in the first six months of fiscal 2001.

Liquidity and Capital Resources

     The Company’s operating activities generated $46.2 million of cash during the six months ended September 30, 2001, which was an increase of $9.9 million over the comparable period last year. Accounts receivable reductions continue to be a driver of improved cash flow from operations. The continuous improvement in accounts receivable management is evidenced by weighted days sales outstanding improvement to 56 days at September 30, 2001 compared to 82 days at September 30, 2000. Another significant factor affecting cash flow from operations was improved accounts payable management processes, which held the use of cash from operations to $9.9 million during the six months ended September 31, 2001 compared to a use of $16.6 million the first six months of fiscal 2001. A $5.7 million increase in inventory, related to the inventory build for the plant consolidations and general seasonality, offset the above stated factors.

     Net cash used for investing activities was $24.6 million for the six months ended September 30, 2001 versus $26.2 million in the comparable prior year period. The decrease was primarily due to the quarter-to-quarter timing of capital expenditures.

     Net cash used for financing activities was $35.2 million for the six months ended September 30, 2001 compared with $14.9 million for the six months ended September 30, 2000. Current year financing activities primarily represent the repayment of $39.3 million on the Facility versus a repayment of $13.0 million in the comparable prior year period.

     The Company has a $325.0 million Facility which matures June 29, 2003. The Facility may be used for general corporate purposes and bears interest at LIBOR plus 1.00 to 1.75 percent or KeyBank National Association’s prime rate, at the Company’s option. The Facility contains covenants that include maintenance of certain financial ratios such as fixed charge coverage, interest coverage, minimum net worth, and leverage ratios. As of September 30, 2001, the Company had outstanding borrowings of $160.7 million under the Facility at an average weighted interest rate of 4.29%.

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

Market Risk

     The overall effects of foreign currency exchange rates on the Company’s business during the periods discussed have not been significant. Movements in foreign currency exchange rates create a degree of risk to the Company’s operations. These movements affect the United States dollar value of sales made in foreign currencies, and the United States dollar value of costs incurred in foreign currencies. Changing currency exchange rates also affects the Company’s competitive position, as exchange rate changes may affect profitability and business and/or pricing strategies of non-United States based competitors.

Contingencies

     For a discussion of contingencies, see Note 7 to the consolidated financial statements.

Seasonality

     The Company’s financial results have been subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, customer buying patterns of capital equipment, and international business practices. Sales and profitability of certain product lines have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year.

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

Cautionary Statements Regarding Forward-Looking Statements

     This Form 10-Q contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS’s control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company’s expectations. No assurance can be provided as to any future financial results. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products, and applications, (c) the possibility that compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of existing products, (d) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (e) the possibility that implementation of the Company’s business improvement initiatives will take longer, cost more or produce lower benefits than anticipated, and (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure about Market Risk,” of the Company’s 2001 Annual Report and Form 10-K. There were no material changes during the six months ended September 30, 2001.

PART II – OTHER INFORMATION

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
November 8, 2001