Form 10-Q
period 2001-12-31
STERIS CORP
filed 2002-02-08
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2001

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
Yes ☒ No ☐.

The number of Common Shares outstanding as of January 31, 2001: 69,421,863

STERIS Corporation
Index

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	March 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,193	$24,710
Accounts receivable (net of allowances of $7,663 and $9,006, respectively)	179,019	201,305
Inventories	85,046	82,239
Current portion of deferred income taxes	24,025	24,025
Prepaid expenses and other assets	6,683	7,920

Total current assets	311,966	340,199

Property, plant, and equipment	482,996	456,864
Accumulated depreciation	(169,170)	(142,722)

Net property, plant, and equipment	313,826	314,142
Intangibles	246,152	269,326
Accumulated amortization	(54,368)	(81,402)

Net intangibles	191,784	187,924
Other assets	2,057	2,715

Total assets	$819,633	$844,980

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term indebtedness	$1,663	$1,263
Accounts payable	40,611	48,494
Accrued expenses and other	108,955	104,557

Total current liabilities	151,229	154,314
Long-term indebtedness	145,875	205,825
Deferred income taxes	10,529	10,529
Other long-term liabilities	51,137	49,928

Total liabilities	358,770	420,596
Shareholders' equity:
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued
or outstanding	—	—
Common Shares, without par value; 300,000 shares authorized;
issued and outstanding shares of 69,415 at December 31, 2001 and 68,665 at March 31, 2001, respectively	213,300	203,760
Retained earnings	259,270	231,665
Cumulative translation adjustment	(11,707)	(11,041)

Total shareholders' equity	460,863	424,384

Total liabilities and shareholders' equity	$819,633	$844,980

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net revenues	$218,637	$204,465	$622,104	$581,456
Cost of products sold	129,792	118,305	367,372	340,095

Gross profit	88,845	86,160	254,732	241,361

Costs and expenses:
Selling, general, and administrative	60,377	59,100	188,142	181,456
Research and development	4,958	5,752	16,228	17,052

	65,335	64,852	204,370	198,508

Income from operations	23,510	21,308	50,362	42,853
Interest expense, net	1,283	4,682	6,544	14,144

Income before income taxes	22,227	16,626	43,818	28,709
Income tax expense	8,224	6,235	16,213	10,766

Net income	$14,003	$10,391	$27,605	$17,943

Net income per share - basic	$0.20	$0.15	$0.40	$0.26

Net income per share - diluted	$0.20	$0.15	$0.39	$0.26

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2001	2000
Operating activities
Net income	$27,605	$17,943
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	35,357	33,968
Other	6,607	426
Changes in operating assets and liabilities:
Accounts receivable	22,286	5,520
Inventories	(2,807)	23,283
Other current assets	1,237	(3,222)
Accounts payable and accruals, net	1,170	(9,357)

Net cash provided by operating activities	91,455	68,561

Investing activities
Purchases of property, plant, equipment, and patents	(40,467)	(37,329)
Proceeds from sales of assets	2,164	90
Investment in businesses, net	(5,006)	—

Net cash used for investing activities	(43,309)	(37,239)

Financing activities
Payments on long-term obligations	(850)	(1,616)
Payments under the Revolving Credit Facility, net	(60,700)	(48,000)
Stock option and other equity transactions	6,350	6,470

Net cash used for financing activities	(55,200)	(43,146)
Effect of exchange rate changes on cash and cash equivalents	(463)	(2,152)

Decrease in cash and cash equivalents	(7,517)	(13,976)
Cash and cash equivalents at beginning of period	24,710	35,476

Cash and cash equivalents at end of period	$17,193	$21,500

Supplemental disclosure of cash flow information
Noncash investing activity:
Issuance of note payable for business acquisition	$2,000	$—

See notes to consolidated financial statements.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended
December 31, 2001 and 2000
(dollars in thousands, except per share amounts)

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

2.  Basis of Presentation

            The Company's unaudited consolidated financial statements for the three and nine months ended December 31, 2001 and December 31, 2000 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2001 which were included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 22, 2001, and in management's opinion contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K referred to above. The balance sheet at March 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3.  Recently Issued Accounting Standards

            Effective April 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS 138). In accordance with the Statement, the Company will recognize the fair value of its derivative instruments as assets or liabilities in its consolidated balance sheet. The resulting gain or loss will be reflected as other comprehensive income or in earnings, depending upon the achievement of hedge accounting criteria. During fiscal 2002, the Company owned no derivative instruments and consequently the adoption has had no impact on the consolidated financial statements.

            In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires use of the purchase method. SFAS No. 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach requiring periodic tests for impairment of the asset. Upon adoption of the Statement on April 1, 2002, the provisions of SFAS No. 142 require discontinuance of amortization of goodwill and indefinite life intangibles which had been recorded in connection with previous business combinations. The adoption of SFAS No. 142 is expected to add approximately $.05 per share to the Company's fiscal 2003 earnings per share compared to fiscal 2002. A final analysis of the Statement has not been completed to determine if an impairment charge will be required.

            In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the associated retirement costs by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company is required to adopt this Statement in fiscal 2004. The Company has determined the impact of adoption on the Company's consolidated financial statements will not be material.

            In October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This Statement, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the Statement significantly changes the criteria that must be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion 30 ("APB 30") with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Statement is effective for the Company beginning April 1, 2002. Based on current operations, the Company has determined the impact of adoption on the Company's consolidated financial statements will not be material.

4.  Earnings per Share

            The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Weighted average Common Shares outstanding - basic	69,362	68,118	69,073	67,730
Dilutive effect of stock options	1,471	1,311	1,480	967

Weighted average Common Shares and equivalents - diluted	70,833	69,429	70,553	68,697

5.  Comprehensive Income

            Comprehensive income amounted to $13,621 and $9,953 for the quarters ended December 31, 2001 and 2000, respectively. Comprehensive income amounted to $26,939 and $15,791 for the nine months ended December 31, 2001 and 2000, respectively. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative translation adjustment.

6.  Inventories

            Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventory costs include material, labor, and overhead. Inventories were as follows:

	December 31, 2001	March 31, 2001
Raw material	$23,773	$19,463

Work in process	25,410	22,810

Finished goods	35,863	39,966

Total Inventories	$85,046	$82,239

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

8. Non-recurring Transactions

Fiscal 2001 Charge

            During the fourth quarter of fiscal 2001, the Company concluded its review of manufacturing, service, and support functions and recorded a non-recurring charge of $41,476. This charge primarily related to plans for manufacturing consolidations, up-grading of the Company's service, sales, and distribution organizations, and associated workforce reductions. The complete implementation of these actions will result in a reduction of approximately 350 employees.

            The charge to cost of sales included $10,923 for inventory write-downs and asset disposals relating to the restructuring of the Company's production, distribution, service, and sales activities. The charge to cost of sales also included $10,587 for consolidating manufacturing operations. The Company's production operations in Medina, Ohio were consolidated into the Company's Montgomery, Alabama facility in August 2001. The Company's two St. Louis, Missouri manufacturing facilities are currently scheduled to be consolidated into one facility in the fourth quarter of fiscal 2002. The consolidation costs primarily included severance and property abandonment costs.

            The charge to selling, general, and administrative expenses included $10,163 to write-off net goodwill related to purchased product lines that the Company is discontinuing and $9,803 for severance and asset write-offs related to portions of the sales, service, and distribution organizations.

            As of December 31, 2001, these plans have been or are in the process of being implemented with a remaining accrued balance of $3,033. Reserve reductions relate primarily to employee severance cash payments and asset disposals. The reserve was relieved of approximately $1,000 in the third quarter as the final property disposal costs for the Medina, Ohio facility were more favorable than originally anticipated. The actions taken to date have resulted in the elimination of approximately 300 positions. An inventory reserve of $903 remained as of December 31, 2001 for the future disposal of discontinued and restructured inventory.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
STERIS Corporation

            We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income for the three-month and nine-month periods ended December 31, 2001 and 2000, and the consolidated statements of cash flows for the nine-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
January 22, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

            Net revenues increased by 6.9% to $218.6 million in the third quarter of fiscal 2002 from $204.5 million in the third quarter of fiscal 2001. The increase in revenues was attributable to growth in both the Healthcare and the Scientific and Industrial Groups. Net revenues for the first nine months of fiscal 2002 increased by 7.0% to $622.1 million from $581.5 million in the comparable prior year period.

            Healthcare Group revenues in the third quarter of fiscal 2002 increased 7.2% to $152.6 million from $142.4 million in the comparable prior year period. Scientific and Industrial Group revenues increased 6.3% to $66.0 million in the third quarter of fiscal 2002 as compared to $62.1 million in the prior year period. Healthcare Group revenues in the first nine months of fiscal 2002 were $434.8 million as compared to $411.6 million for the prior year period, an increase of 5.6%. Scientific and Industrial Group revenues were $187.3 million in the first nine months of fiscal 2002, an increase of 10.2% from $169.9 million in the first nine months of fiscal 2001.

            Capital equipment revenues for the three and nine months ended December 31, 2001 were $88.5 million, or 40.5% of revenues and $243.6 million, or 39.2% of revenues, respectively, compared to $86.7 million, or 42.4% of revenues and $234.5 million, or 40.3% of revenues in the comparable prior year periods. Consumable and service revenues for the three and nine months ended December 31, 2001 were $130.1 million, or 59.5% of revenues and $378.5 million, or 60.8% of revenues, respectively, compared to $117.8 million, or 57.6% of revenues and $347.0 million, or 59.7% of revenues in the comparable prior year periods.

            The cost of products sold for the three and nine months ended December 31, 2001 increased to $129.8 million and $367.4 million, respectively, from $118.3 million and $340.1 million for the comparable periods last year. The cost of products sold as a percentage of revenues were 59.4% and 59.1%, for the three and nine months ended December 31, 2001, respectively, as compared to 57.8% and 58.5% for the comparable periods last year. The corresponding gross margin rates were 40.6% and 40.9%, respectively, for the three and nine months ended December 31, 2001 as compared to 42.2% and 41.5%, respectively, for the comparable periods last year. Certain costs (primarily distribution costs) incurred in fiscal 2001 were reclassified from operating expenses into cost of products sold to improve comparability and accountability of expenses company-wide and to conform with the fiscal 2002 presentation. Both for the quarter and year-to-date, the increase in the cost of products sold as a percentage of revenues reflects consolidation costs associated with the Company's Medina, Ohio and St. Louis, Missouri plant closings, as well as costs associated with production capacity constraints. Also, in the current quarter, the Company relieved approximately $1.0 million related to the fiscal 2001 fourth quarter charge because actual costs associated with the finalization of the Medina, Ohio property disposals were more favorable than originally anticipated. This benefit was offset by a comparable charge to write-off inventory related to a product line that was replaced by a newly acquired surgical table product line.

            Reflecting the reclassifications referred to above, selling, general, and administrative expenses were $60.4 million, or 27.6% of revenues and $188.1 million, or 30.2% of revenues for the three and nine months ended December 31, 2001, respectively, as compared to $59.1 million, or 28.9% of revenues and $181.5 million, or 31.2% of revenues for the three and nine months ended December 31, 2000, respectively. This decrease as a percentage of revenues reflects the Company's continued efforts to control administrative operating expenses.

            Research and development expenses for the three months ended December 31, 2001 decreased by 13.8% to $5.0 million in the third quarter of fiscal 2002 from $5.8 million in the third quarter of fiscal 2001 as a result of focused project spending controls. Research and development expenses were $16.2 million and $17.1 million in the first nine months of fiscal 2002 and 2001, respectively.

            Interest expense, net, decreased by 72.3% to $1.3 million in the third quarter of fiscal 2002 from $4.7 million in the third quarter of fiscal 2001. Interest expense, net, decreased by 53.9% to $6.5 million in the first nine months of fiscal 2002 from $14.1 million in the first nine months of fiscal 2001. The decrease was due to lower average outstanding borrowings under the Company's Revolving Credit Facility (the "Facility") and lower interest rates.

            Income tax expense was 37.0% of pretax income for both the three and nine months ended December 31, 2001. This compares with an effective tax rate of 37.5% for the three and nine months ended December 31, 2000. The reduction in the tax rate resulted from the Company's continued efforts to improve global tax strategies and active tax management programs.

            Net income, as a result of the foregoing factors, was $14.0 million for the third quarter of fiscal 2002 as compared to $10.4 million for the third quarter of fiscal 2001. Net income in the first nine months of fiscal 2002 was $27.6 million as compared to $17.9 million in the first nine months of fiscal 2001.

Liquidity and Capital Resources

            The Company's operating activities generated $91.5 million of cash during the nine months ended December 31, 2001, which was an increase of $22.9 million over the comparable period last year. Accounts receivable reductions continue to have a positive impact on cash flow from operations generating over $22.0 million in cash year-to-date. The continued improvement in accounts receivable management was evidenced by weighted days sales outstanding improvement to 53 days at December 31, 2001 compared to 77 days at December 31, 2000. At December 31, 2001, inventory levels remained comparable to year-end fiscal 2001. In contrast, during the first nine months of fiscal 2001 significant cash flow from operations was generated from reduced inventory levels. Improved net income and accounts payable and receivable management processes combined to more than offset the unfavorable year over year effect of inventory resulting in the $22.9 million year over year increase in cash flow from operations.

            Net cash used for investing activities was $43.3 million for the nine months ended December 31, 2001 versus $37.2 million in the comparable prior year period. The increase was primarily due to increased capital expenditures in fiscal 2002 and the third quarter small acquisition of a surgical table manufacturer.

            Net cash used for financing activities was $55.2 million for the nine months ended December 31, 2001 compared with $43.1 million for the nine months ended December 31, 2000. Current year financing activities primarily represent the repayment of $60.7 million, net on the Facility versus a repayment of $48.0 million, net in the comparable prior year period.

            The Company has a $325.0 million Facility which matures June 29, 2003. The Facility may be used for general corporate purposes and bears interest at LIBOR plus 1.00 to 1.75 percent or KeyBank National Association's prime rate, at the Company's option. The Facility contains covenants that include maintenance of certain financial ratios such as fixed charge coverage, interest coverage, minimum net worth, and leverage ratios. As of December 31, 2001, the Company had outstanding borrowings of $139.3 million under the Facility at an average weighted interest rate of 3.29%.

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

Euro

            The Company converted its systems to appropriately handle all aspects of Euro processing. The Company did not incur significant costs for this conversion.

Cautionary Statements Regarding Forward-Looking Statements

            This Form 10-Q contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," and "seeks" or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS's control. Changes in market conditions, including competitive factors and changes in government regulations, could cause actual results to differ materially from the Company's expectations. No assurance can be provided as to any future financial results. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products, and applications, (c) the possibility that compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of existing products, (d) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (e) the possibility that implementation of the Company's business improvement initiatives will take longer, cost more, or produce lower benefits than anticipated, and (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            A discussion of market risk exposures is included in Part II, Item 7a, "Quantitative and Qualitative Disclosure about Market Risk," of the Company's 2001 Annual Report and Form 10-K. There were no material changes during the nine months ended December 31, 2001.

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
February 8, 2002