Form 10-K
period 2002-03-31
STERIS CORP
filed 2002-06-20
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

Commission file number 0-20165

STERIS CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1482024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5960 Heisley Road Mentor, Ohio 44060-1834	440-354-2600
(Address of principal executive offices)	(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on Which Registered
Common Shares, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of May 31, 2002: $1,468,626,940

The number of Common Shares outstanding as of May 31, 2002: 69,724,904

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting—Part III

PART I

Item 1.    Business

Description of Business

STERIS Corporation, an Ohio corporation organized in 1987 (the “Company” or “STERIS”), develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and medical, surgical and therapy support systems, products, services, and technologies for healthcare, scientific, research, and industrial customers throughout the world. STERIS is focused on helping customers address today’s trends in the healthcare and scientific industries. The healthcare industry is changing rapidly due to the growth of minimally invasive surgical and diagnostic procedures; heightened public and professional awareness and concern for the increasing number of transmittable and antibiotic-resistant infectious diseases; the shifting of patient care from acute care hospital settings to alternate sites; and the overall need to reduce the cost of healthcare delivery. These trends have expanded the demand for rapid, safe, and efficient infection prevention systems for critical tasks such as the sterile processing of devices and the handling, decontamination, destruction, and disposal of potentially infectious biohazardous waste. The scientific industry is also expanding, as pharmaceutical, biotech, medical device, and other manufacturers are under increasing pressure to adhere to stricter guidelines for the validation and control of their antimicrobial processes, as well as the trend towards global standardization of protocols.

As of March 31, 2002, the Company had 4,496 employees worldwide, with approximately 1,700 involved in direct sales, service, and field support. Customer support and training facilities are located in major global market centers, and production and manufacturing operations are found in the United States, Australia, Canada, Germany, Finland, and Sweden.

The Company operates in a single business segment. See the accompanying consolidated financial statements beginning on page 27 of this Form 10-K for financial information regarding the Company.

Principal Products and Services

Through a consistent strategic plan, a focused research and development effort, and several business acquisitions, STERIS has established positions in low temperature sterilization, high temperature sterilization, washing and decontamination systems, surgical tables, surgical lights, and related consumables and service. The Company has expanded from its original narrow product line to become a multi-faceted global organization that serves healthcare, scientific, research, and industrial customers. Revenues by principal customer group are as follows (in thousands):

	Years Ended March 31,
	2002	2001	2000
Healthcare	$607,638	$566,567	$557,686
Scientific and Industrial	259,059	233,520	202,940

Total Net Revenues	$866,697	$800,087	$760,626

Healthcare.    Healthcare systems, products, and services are used by customers to significantly reduce or eliminate microbial contamination of surfaces with which human contact might occur. The Company provides complete infection prevention material processing systems and specialty chemical products, including those used for cleaning, decontaminating, disinfecting, sterilizing, drying, and aerating medical and surgical instruments, devices, and hard surfaces. Specialty chemical products are generally employed in material processing systems or used for high risk and routine skin care, hard surface disinfection, and surgical preparation. STERIS systems support cost containment, productivity increases, and risk reduction in a wide variety of healthcare settings through process standardization, automatic monitoring and documentation, processing site flexibility, and reduction in processing time.

STERIS’s technology is used to rapidly destroy microorganisms on surfaces, with a focus on sterile processing, biohazardous waste processing, and other surface safety applications in the healthcare industry. The technology also has applications in a wide variety of other settings where cleanliness and destruction of microorganisms is important.

STERIS has been recognized for years as a leading provider of large and medium scale, high quality hardware systems and related service, in the areas of infection prevention and surgical support. One of the Company’s well known products is the STERIS SYSTEM 1® Low Temperature Liquid Sterile Processing System, used for just-in-time sterile processing at or near the site of patient care. SYSTEM 1 sterile processors enable healthcare professionals to economically sterilize immersible surgical and diagnostic devices between patient procedures in less than thirty minutes. The use of SYSTEM 1 sterile processors also eliminates time-consuming transportation to and from central processing sites. Customers are able to use delicate, expensive, heat-sensitive devices and instrument sets many times per day without compromising sterilization standards.

The Company’s thermal sterilization systems use saturated steam to sterilize items through a combination of heat, moisture, and pressure. Thermal sterilizers are offered in a number of sizes based on customer throughput requirements, and are designed for use in centralized and decentralized processing environments. The product line includes a versatile microprocessor-based control system designed to monitor each phase of the sterilization cycle and provide the customer a permanent record of important cycle information, including type and parameters of sterilization cycle, temperature, pressure, vacuum, and total cycle time. The Company’s sterilizer chambers are made of highly durable nickel-clad carbon steel or 316L stainless steel.

In addition to thermal sterilization systems, the Company manufactures low temperature ethylene oxide (EO) gas sterilizers, which provide customers the ability to sterilize heat sensitive medical devices in a controlled processing environment. Each sterilization system includes an advanced microprocessor-based control system, which monitors cycle parameters and provides the customer a permanent record of each sterilization cycle. The Company’s most popular EO gas sterilization system, the Amsco® Eagle® 3017 100% EO Sterilizer, utilizes a proprietary, single-use sterilant cartridge and includes a built-in exhaust system.

A variety of Amsco® Reliance® automated washer/disinfector systems are also manufactured by STERIS for Healthcare customers. These systems clean, thermally disinfect, and dry everything from rolling instrument carts and other large healthcare equipment to the smallest surgical instruments. The latest system in the line is the compact Reliance 333 Washer/Disinfector, which is the ideal solution for smaller outpatient surgery centers and same-day surgery centers that are more prevalent today.

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

The Company’s Healthcare product line also includes general and specialty surgical tables, surgical and examination lights, operating room storage cabinets, fluid waste management systems, warming cabinets, scrub sinks, and other complementary products and accessories for hospitals and other healthcare facilities. The Company’s versatile surgical table product line includes powered and manual general surgical tables, as well as specialty tables for orthopedics and image guided surgical procedures. A wide variety of general and specialty surgical procedures are accommodated through the use of attachable accessories, which increase the versatility of the tables. The Company produces and sells a line of accessories and also sells accessories manufactured by outside sources.

The Company’s illumination and space management systems are designed for a wide variety of locations where diagnostic and therapeutic procedures are performed, including the emergency room, general surgery suite, OB/GYN suite, ICU/CCU suite, and ambulatory surgery suite. The lighting products combine optical performance with positioning flexibility that accommodate the surface and cavity illumination needs of virtually all types of surgical procedures. The Company’s SurgiVision® Surgical Lighting and Video System combines high quality illumination with a technically advanced video system to provide innovative and cost-effective systems for both acute care and non-acute care customers. The Company’s products range from major surgical lights to small examination lights, and include the Orbiter® line of ceiling management products for hospital operating room, emergency and critical care, and ambulatory surgery markets.

STERIS is providing sterilization management and outsourcing services for healthcare facilities and is developing comprehensive solutions to meet the instrument reprocessing needs of hospitals and healthcare facilities, to capitalize on the current hospital trend of outsourcing non-revenue generating operations such as central sterile processing.

Scientific and Industrial.    Scientific & Industrial offerings include contamination prevention and control systems, products, and services for pharmaceutical, biotechnology, medical device, critical research, laboratory research, and industrial customers throughout the world. These products and services assist customers in following the stringent sterility assurance and microbial reduction processes demanded by the United States Food and Drug Administration (“FDA”), as well as worldwide regulatory and compliance agencies.

The Scientific offering is a complete range of systems and products with several of the most trusted brand names in the scientific industry: Finn-Aqua® and Amsco sterilizers, Reliance® and Basil® washers, Detach™ automated cage and bedding processing systems, VHP® (Vaporized Hydrogen Peroxide) biodecontamination systems, Finn-Aqua high-purity water systems, and Lyovac® freeze dryers, research and pharmaceutical washing systems, as well as an extensive line of consumable products for contamination prevention, surface cleaning, and sterility assurance.

STERIS also provides contract sterilization and microbial reduction services to manufacturers of pre-packaged healthcare and consumer products. As a result of acquisitions—beginning with STERIS’s 1998 purchase of Isomedix Inc., a North American provider of contract sterilization and microbial reduction services—and internal expansion, STERIS now has a network of 16 contract sterilization facilities that utilize ethylene oxide, electron beam, and other processing technologies. STERIS’s contract sterilization subsidiaries work closely with customers to provide high-quality processing and optimum logistical support to minimize the time it takes to move a product from the factory to its final destination.

STERIS field service personnel are available worldwide to install, maintain, upgrade, and troubleshoot equipment. Additionally, STERIS offers services such as facility planning, engineering support, device testing, process and cleaner evaluation, education, and preventative maintenance and repair services.

In both the Healthcare and Scientific & Industrial Customer Groups, the products and services of STERIS and its subsidiaries are sold under a variety of brand and product names. As acquired businesses have been integrated and consolidated, the STERIS name is increasingly visible on the product and service offerings.

Manufacturing

The Company, as of March 31, 2002, manufactures, assembles, and packages products in Erie, Pennsylvania; Mentor, Ohio; Montgomery, Alabama; Wadsworth, Ohio; St. Louis, Missouri; Cologne, Germany; Helsinki, Finland; Quebec City, Canada; Stockholm, Sweden; and Sydney, Australia. Each of the production facilities focuses on particular processes and products. The majority of the Company’s equipment manufacturing facilities throughout the world are ISO 9001 certified. These facilities supply products to both Healthcare and Scientific and Industrial customers.

Raw materials, sub-assemblies, and other components essential to the Company’s business are readily available within the lead times specified to vendors. The supply of such raw materials has posed no significant problem in the operation of the Company’s business. For core product lines, all major raw materials are available from multiple sources, both domestic and foreign.

International Operations

The Company’s international operations are subject to various risks that are more likely to affect those operations than the Company’s domestic operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions, and foreign government-sponsored boycotts of the Company’s products or services for noncommercial reasons. Most of the identifiable assets associated with the Company’s international operations are located in countries where the Company believes such risks to be minimal. For certain financial information regarding the Company’s international operations, see Note 11—Business Segment Information to the accompanying consolidated financial statements on page 46 of this Form 10-K.

Customers and Methods of Distribution

As of March 31, 2002, STERIS employs over 1,000 direct field sales and service representatives in North America. The representatives reside in metropolitan market areas throughout the United States and Canada. Sales and service activities are supported by a staff of regionally based clinical specialists, systems planners, corporate account managers, and in-house customer service and field support departments.

The Company has adopted a strategy focused on employing direct sales, service, and support personnel in developed international markets while contracting with distributors in other selected markets. STERIS currently has sales offices in Belgium, Canada, Costa Rica, Finland, France, Germany, Italy, Japan, Korea, Puerto Rico, Singapore, Spain, Sweden, and the United States. STERIS has distribution agreements with medical supply distributors in Australia, and various countries in North and South America, Asia, and Europe.

Customer training is an important aspect of the STERIS business. In addition to training at customer locations, STERIS provides a variety of courses for customers at the Company’s training and education centers and over the internet. The programs enable customer representatives to understand the science, technology, and operation of STERIS products. Many of the Operator Training Programs are approved by professional certifying organizations for continuing education credits to eligible course participants.

The Company believes that one of its strengths is its broad customer base with no single customer accounting for more than one and one half percent of revenue during the fiscal year ended March 31, 2002. Customers who are part of a buying group generally make independent purchasing decisions and are invoiced directly by the Company.

Competition

A number of methodologies and commercial products are available for general sterilization purposes. Getinge/Castle, Advanced Sterilization Products (Johnson & Johnson), and 3M Corporation are well-known companies offering products for general sterilization and disinfection. Skytron (division of KMW Group, Inc.) and Getinge/Castle are competitors in providing general surgical tables. Berchtold Corporation, Getinge/Castle, Heraeus Surgical, Inc., Hill-Rom, and Skytron are competitors in major surgery operating room light products. Competitors in sterility assurance products include Kimberly-Clark Corporation and 3M Health Care. Competitors in environmental and instrument decontamination products include Getinge/Castle, Ecolab Inc., and Allegiance. The Company’s high risk and routine skin care products compete against the products of Ecolab, Inc., Provon (Gojo), and SaniFresh (Kimberly-Clark). Allegiance, Becton Dickinson, Ecolab, Inc. and Purdue Frederick are competitors in providing surgical scrubs. Competitors in the original equipment manufacturing service business include local and in-hospital service groups. In contract sterilization, the Company primarily competes with Griffith Micro Science and SteriGenics International, Inc. (business units of Ion Beam Applications), and companies that sterilize products in-house. The primary competitor for the Company’s Scientific and Industrial sterilization systems is Getinge/Castle.

In 1998, the FDA established 501(k) submission exemptions for many Class I devices, including certain surgical support products, which lessened the regulatory requirements for the introduction of these products. The lower regulatory barriers could accelerate new product introductions for the Company and its domestic competitors, as well as improve the ability of foreign competitors to introduce products into the United States market and, as a result, increase competition.

Competition for the products provided by the Company is based upon product design and quality, product innovation, price, and product serviceability that result in the greatest overall value to the customer. In addition, there is significant price competition among various instrument preparation processes and services provided by STERIS and its competitors.

STERIS anticipates that it may face increased competition in the future as new infection prevention, sterile processing, contamination control, and surgical support products and services enter the market. Several smaller, early-stage companies are likely to be working with a variety of technologies and sterilizing agents, including microwave, ozone, plasma, chlorine dioxide, peracids, and formaldehyde. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination. There can be no assurance that new products or services developed by the Company’s competitors will not be more commercially successful than those currently being developed by STERIS or that may be developed by STERIS in the future. In addition, some of STERIS’s existing or potential competitors may have greater financial, technical, and human resources than the Company. Accordingly, the Company’s competitors may succeed in developing and commercializing products more rapidly than the Company.

Government Regulation

Many of the Company’s products and manufacturing processes are subject to regulation by the FDA, the United States Environmental Protection Agency (“EPA”), the United States Nuclear Regulatory Commission, and other governmental authorities. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures. Many products offered for sale in Europe must meet the CE marking requirements, and must be manufactured in accordance with the Medical Devices Directive, ISO 9001, and EN 46001 Quality System Standards. The Company’s products are also subject to review or certification by various nongovernmental certification authorities, such as Underwriter’s Laboratories, Canadian Standards Association, British Standards Institute, and TUV (Germany). Compliance with the regulations and certification requirements of domestic and foreign government regulatory and certification authorities may delay or prevent product introductions, require additional studies or tests prior to product introduction, require product modifications or recalls, or mandate cessation of production and marketing of existing products. The cost of compliance with applicable regulations represents a considerable expense, and significant changes in such regulations or their interpretation could have a material adverse impact on the Company.

In the United States, the FDA regulates the introduction, manufacturing, labeling, and record keeping requirements for medical devices and drugs. The FDA regulates the majority of products manufactured by the Company, through marketing clearance, pre-market approvals, new drug approvals, or compliance with established monographs. The process of obtaining marketing clearance from the FDA for new products, new applications for existing products, and changes to existing products can be time-consuming and expensive. In addition, whether separate marketing clearance is required under applicable regulations for any particular product is often a matter of interpretation and judgment. There is no assurance that marketing clearances will be granted, that the FDA will agree or continue to agree with all judgments made from time to time by the Company with respect to whether or not marketing clearance is required for any particular new or existing product, or that review by the FDA will not involve delays that will adversely affect the Company’s ability to commercialize additional products or applications for existing products. Similar approvals by comparable agencies are required in most countries. Foreign regulatory requirements may vary widely from country to country. The time required to obtain market clearance from a foreign country may be longer or shorter than that required by the FDA or other agencies, and clearance or approval or other product requirements may differ.

Even if regulatory clearances to market a product are obtained from the FDA or comparable foreign agencies, these clearances may entail limitations on the indicated uses of the product. Product clearances granted by the FDA or comparable foreign agencies can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. Regulatory requirements could also limit or prevent the manufacture or distribution of the Company’s products and require the recall of such products. These applicable regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. Further, additional government regulation may be established that could prevent, delay, revoke, or result in the rejection of regulatory clearance of the Company’s products. The effect of government regulation that may arise from future legislation or administrative action cannot be predicted.

The FDA, various state agencies, and foreign regulatory agencies also have the right to inspect the Company’s facilities from time to time to determine, among other things, whether the Company is in compliance with various regulations relating to the Quality System Regulation (“QSR”). In complying with the QSR, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to ensure full regulatory compliance.

Failure to comply with any applicable regulatory requirements could result in sanctions being imposed on the Company, including warning letters, injunctions, civil money penalties, failure of the FDA or comparable foreign agencies to grant pre-market clearance or pre-market approval of medical devices, product recalls, operating restrictions, and, in extreme cases, criminal sanctions.

In addition, the Company is subject to regulation under state, federal, and foreign law regarding occupational safety, environmental protection, and hazardous and toxic substance control, and to other present (and possible future) local, state, federal, and foreign regulation.

The Company believes that it is currently in conformity in all material respects with applicable regulatory requirements. The Company has received licenses and permits it believes necessary to conduct its current manufacturing and contract sterilization businesses and believes that it will be able to obtain any permits necessary for the future conduct of its manufacturing and contract sterilization businesses. The Company is committed to maintaining compliance with applicable FDA, EPA, and other governmental laws and regulations and the standards promulgated by nongovernmental certification authorities.

Employees

As of March 31, 2002, the Company had 4,496 employees. Management considers its relations with employees, including employees covered under collective bargaining agreements, to be good.

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

Research activities are important to the Company’s business. The costs of the Company’s research activities relating to the discovery and development of new products and the improvement of existing products amounted to $21.7 million, $24.0 million, and $24.2 million in fiscal years 2002, 2001, and 2000, respectively. These costs are charged directly to income in the year in which incurred.

As of March 31, 2002, the Company held 203 United States patents and 305 foreign patents (with expiration dates ranging from 2002 to 2020) and had 61 United States patents and 125 foreign patents pending.

The Company also considers its various trademarks to be valuable in the marketing of its products. The Company has a total of 715 trademark registrations in the United States and in various foreign countries in which the Company does business.

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

Backlog

As of March 31, 2002, the Company maintained backlog orders in the amount of $104.3 million. As of March 31, 2001, the Company maintained backlog orders in the amount of $90.8 million. The majority of orders in both years were expected to ship in the subsequent fiscal year.

Item 2.     Properties

The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2002. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

USA
Mentor, OH (6 locations)	Corporate Headquarters/Manufacturing/Warehousing	Owned
Erie, PA (2 locations)	Manufacturing	Owned(1), Leased(1)
Montgomery, AL	Manufacturing	Owned
Wadsworth, OH	Manufacturing	Leased
St. Louis, MO (2 locations)	Manufacturing/Warehousing	Owned(1), Leased(1)
Reno, NV	Warehousing	Leased
Alei, HI	Warehousing	Leased
Morton Grove, IL	Contract Sterilization	Leased
Libertyville, IL (2 locations)	Contract Sterilization	Owned
Spartanburg, SC	Contract Sterilization	Owned
Groveport, OH	Contract Sterilization	Owned
Northborough, MA	Contract Sterilization	Owned
Chester, NY	Contract Sterilization	Owned
Ontario, CA	Contract Sterilization	Owned
Coon Rapids, MN	Contract Sterilization	Leased
El Paso, TX	Contract Sterilization	Owned
Sandy, UT	Contract Sterilization	Owned
Whippany, NJ	Contract Sterilization	Owned
Temecula, CA	Contract Sterilization	Owned
Nogales, AZ	Contract Sterilization	Owned
Vega Alta, PR	Contract Sterilization/Sales Office	Owned
Aliso Viejo, CA	Sales Office	Leased
Miami, FL	Sales Office	Leased

Foreign Countries
Basingstoke, England	European Headquarters	Leased
Quebec City, Canada (2 locations)	Manufacturing	Owned
Sydney, Australia	Manufacturing	Leased
Helsinki, Finland	Manufacturing/Sales Office	Owned
Cologne, Germany	Manufacturing/Sales Office	Leased
Stockholm, Sweden	Manufacturing/Sales Office	Leased
Mississauga, Canada	Warehousing/Sales Office	Leased
Whitby, Canada	Contract Sterilization	Owned
Asti, Italy	Sales Office	Leased
Milan, Italy	Sales Office	Leased
Madrid, Spain	Sales Office	Leased
Paris, France	Sales Office	Leased
Kobe, Japan	Sales Office	Leased
Seoul, S. Korea	Sales Office	Leased
Singapore	Sales Office	Leased
Brussels, Belgium	Sales Office	Leased
San Jose, Costa Rica	Sales Office	Leased

Item 3.     Legal Proceedings

Reference is made to Note 10—Commitments and Contingencies in the accompanying consolidated financial statements on page 45 of this Form 10-K.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2002 fiscal year.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position

Les C. Vinney	53	President and Chief Executive Officer

Laurie Brlas	44	Senior Vice President and Chief Financial Officer

Peter A. Burke	53	Senior Vice President and Chief Technology Officer

Charles L. Immel	40	Senior Vice President, Sales and Marketing and President, Commercial Products

Gerard J. Reis	50	Senior Vice President, Corporate Administration

David L. Crandall	55	Vice President, Manufacturing and Distribution

Mark D. McGinley	45	Vice President, General Counsel, and Secretary

William L. Aamoth	48	Corporate Treasurer

Michael J. Tokich	33	Corporate Controller

The following is a brief account of the business experience during the past five years of each such executive officer:

Les C. Vinney serves as President and Chief Executive Officer. Mr. Vinney joined STERIS in August 1999 as Senior Vice President and Chief Financial Officer, became Senior Vice President of Finance and Operations in October 1999, became President and Chief Operating Officer in March 2000, and became President and Chief Executive Officer in July 2000. Immediately before his employment with STERIS, Mr. Vinney served as Senior Vice President and Chief Financial Officer at The BF Goodrich Company, a manufacturer of advanced aerospace systems, performance materials, and engineered industrial products. During his eight year career with BF Goodrich, Mr. Vinney held a variety of senior operating and financial management positions, including Vice President and Treasurer, President and CEO of the former Tremco subsidiary, and Senior Vice President, Finance and Administration of BF Goodrich Specialty Chemicals.

Laurie Brlas serves as Senior Vice President and Chief Financial Officer. She joined the Company in April 2000. Prior to joining STERIS, Ms. Brlas was employed by OfficeMax, Inc., a retailer of goods and services to business customers and consumers, from September 1995 through April 2000, serving most recently as Senior Vice President and Corporate Controller.

Peter A. Burke serves as Senior Vice President and Chief Technology Officer. Dr. Burke joined the Company in March 2001 as Vice President and Chief Technology Officer and he became Senior Vice President in March 2002. Prior to joining STERIS, Dr. Burke was employed by Carter-Wallace, Inc., a manufacturer and distributor of consumer and pharmaceutical products, from January 1996 to March 2001, serving most recently as Vice President, Research and Development.

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

Mark D. McGinley serves as Vice President, General Counsel, and Secretary. He joined the Company in March 2002. Prior to joining STERIS, Mr. McGinley was employed by Noveon, Inc., an international specialty chemicals manufacturer. Mr. McGinley also served as Associate General Counsel of The Glidden Company, a coatings and chemicals manufacturer, and was employed by The BF Goodrich Company, an aircraft components and specialty chemicals manufacturer, from 1990 to 2000 in various legal capacities, including General Counsel of BF Goodrich Sealants, Coatings and Adhesives Group.

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

Michael J. Tokich serves as Corporate Controller. He joined the Company in May 2000 as Assistant Corporate Controller. He became Corporate Controller in December 2000. Prior to joining the Company, Mr. Tokich was employed by OfficeMax, Inc., a retailer of goods and services to business customers and consumers, from July 1994 to May 2000, serving most recently as Divisional Vice President, Assistant Controller.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information and Dividends

The Company’s Common Shares are traded on the New York Stock Exchange under the symbol “STE.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s Common Shares.

	Quarters Ended
	March 31	December 31	September 30	June 30
Fiscal 2002
High	$21.42	$24.91	$22.75	$20.34
Low	16.35	16.62	15.20	12.14

Fiscal 2001
High	$19.25	$17.19	$12.50	$12.06
Low	11.60	11.81	7.94	7.94

The Company has not paid any cash dividends on its Common Shares since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain all of its earnings for the operation and expansion of its businesses. At May 29, 2002, there were approximately 1,832 shareholders of record of the Company’s Common Shares.

Item 6.     Selected Financial Data

	Years Ended March 31,
	2002(1)	2001(1)(2)(4)	2000(1)(3)(4)	1999(4)	1998(4)
	(in thousands, except per share data)
Statements of Income Data:
Net revenues	$866,697	$800,087	$760,626	$797,611	$719,656
Gross profit	355,201	311,458	298,825	368,591	324,558
Income from operations	80,613	24,174	29,706	136,379	112,614
Net income	$46,202	$1,317	$10,485	$84,854	$65,496
Net income per Common Share—basic	$0.67	$0.02	$0.16	$1.24	$0.96
Shares used in computing net income per share—basic	69,163	67,946	67,489	68,200	67,898
Net income per Common Share—diluted	$0.65	$0.02	$0.15	$1.20	$0.93
Shares used in computing net income per share-diluted	70,607	68,981	68,567	70,592	70,224

Balance Sheet Data:
Working capital	$146,534	$180,286	$228,200	$232,300	$171,697
Total assets	841,572	844,980	903,574	865,996	728,069
Long-term indebtedness	115,228	205,825	268,700	221,500	152,879
Total liabilities	354,427	420,596	482,480	430,059	369,117
Total shareholders’ equity	487,145	424,384	421,094	435,937	358,952

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)
Earnings for fiscal 2001 include a non-recurring charge of $41,476, primarily related to plans for manufacturing consolidations, productivity improvements, and associated workforce reductions. Of the $41,476 charge, $21,510 was charged to cost of products sold and $19,966 was charged to selling, general, and administrative expenses in the consolidated statement of operations.

(3)
Earnings for fiscal 2000 include a non-recurring charge of $39,722, primarily related to plans for manufacturing consolidations, productivity improvements, and associated workforce reductions. Of the $39,722 charge, $24,808 was charged to cost of products sold and $14,914 was charged to selling, general, and administrative expenses in the consolidated statement of operations.

(4)	Certain reclassifications have been made to conform to the fiscal 2002 presentation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year 2002 Compared to Fiscal Year 2001

Overview

During fiscal 2002, the Company made substantial progress financially, operationally, and strategically. Demand improved in the Company’s Healthcare Group market throughout the year, and continued strength in the Company’s Scientific and Industrial Group market contributed to a strong fourth quarter. Revenues for fiscal 2002 increased 8.3% to $866.7 million as compared to fiscal 2001 revenues of $800.1 million.

Gross margins increased to 41.0% for fiscal 2002 from 38.9% in fiscal 2001. However, fiscal 2001 results included a non-recurring charge of $21.5 million that was included in cost of products sold. Excluding the impact of this charge, gross margins would have been 41.6% in fiscal 2001. Gross margins in fiscal 2002 were negatively impacted by costs associated with the Company’s plant consolidation efforts and inefficiencies caused by capacity constraints.

Operating expenses decreased as a percentage of revenues to 31.7% as compared to 35.9% in fiscal 2001. Fiscal 2001 operating expenses included $20.0 million of the fourth quarter non-recurring charge. Excluding the impact of this charge, fiscal 2001 operating expenses as a percentage of revenues were 33.4%

Net income for fiscal 2002 increased to $46.2 million, or $0.65 per diluted share, compared with fiscal year 2001 net income of $1.3 million, or $0.02 per diluted share. The prior fiscal year’s results included a non-recurring pre-tax charge of $41.5 million ($28.2 million net of tax, or $0.41 per diluted share) recorded in the fourth quarter of the fiscal year. Excluding the non-recurring charge, net income for fiscal 2001 was $29.5 million, or $0.43 per diluted share. On a comparable basis, net income increased 56.6% for fiscal 2002 as compared to fiscal 2001.

The Company produced cash flows from operations of $142.0 million in fiscal 2002, an increase of 38.8% compared with fiscal 2001 operating cash flows of $102.3 million. The Company used these cash flows primarily to reduce its outstanding debt by $92.2 million during fiscal 2002. The reduction in the Company’s debt levels reduced its debt-to-capital ratio to 19.1% at March 31, 2002 as compared to 32.7% at March 31, 2001. The Company also utilized these cash flows to invest in property, plant, and equipment of $65.7 million as the Company continues to increase its production capacity and invest in its management information systems.

Results of Operations

Net Revenues and Cost of Products Sold

	Fiscal 2002	Fiscal 2001	Increase
			Dollar	Percentage
	(in thousands, except percentages)
Healthcare	$607,638	$566,567	$41,071	7%
Scientific and Industrial	259,059	233,520	25,539	11%

Total Net Revenues	866,697	800,087	66,610	8%
Cost of Products Sold	511,496	488,629	22,867	5%

Gross Margin	$355,201	$311,458	$43,743

Gross Margin Percentage	41.0%	38.9%

The increase in Healthcare revenues for fiscal 2002 reflected a second half upturn in demand from U.S. hospitals, particularly for capital equipment. The increase in Scientific and Industrial revenues reflected strong demand primarily from pharmaceutical production and lab research customers. The Company’s response to this demand, however, was curbed by capacity constraints in certain manufacturing facilities of the Company.

Net revenues for fiscal 2002 from capital goods were $350.5 million, or 40.4% of consolidated revenues, as compared to $330.8, or 41.3%, in fiscal 2001. Revenues from capital goods increased $19.7 million, or 6.0% for fiscal 2002 as compared to fiscal 2001. Fiscal 2002 revenues from consumables and services contributed $516.2 million, or 59.6% of total revenues, for fiscal 2002 compared to $469.3 million, or 58.7% of total revenues, in the prior year. Revenues from consumables and services increased $46.9 million, or 10.0%, for fiscal 2002 as compared to fiscal 2001 due to the increase in the installed base of capital equipment as well as a newly acquired long-term contract to service infection prevention and decontamination equipment for a division of a Fortune 500 Company.

United States revenues for fiscal 2002 were $733.6 million, or 84.6% of total revenues, with $133.1 million, or 15.4%, from international markets. United States revenues for fiscal 2001 were $675.3 million, or 84.4% of total revenues, with $124.8 million, or 15.6%, from international markets.

A non-recurring pre-tax charge of $41.5 million ($28.2 million net of tax, or $.41 per diluted share) was recorded in the fiscal 2001 fourth quarter after the Company completed a review of certain manufacturing and support functions. The charge to cost of products sold included $10.9 million for inventory write-downs and disposals, and also included $10.6 million principally for the consolidation of certain of the Company’s manufacturing operations. Costs to consolidate the operations primarily included severance and property abandonment. In addition, certain costs (primarily distribution costs) incurred in fiscal 2001 were reclassified from operating expenses to cost of products sold to improve accountability of expenses company-wide and to conform to the fiscal 2002 presentation.

Excluding the non-recurring charge incurred during fiscal 2001, the fiscal 2002 cost of products sold increased by 9.5% to $511.5 million compared to $467.1 million in fiscal 2001. The cost of products sold as a percentage of revenues was 59.0% in fiscal 2002 compared to 58.4% in fiscal 2001, excluding the charge. The corresponding gross margin percentages were 41.0% and 41.6% for fiscal 2002 and 2001, respectively. Gross margins were negatively impacted by inefficiencies related to the Company’s capacity expansion efforts and continuing plant consolidation costs associated with selected product lines. Continuing plant consolidation costs consist primarily of moving costs for inventory and machinery and equipment that will be utilized, as well as continuing employee relocation and retraining costs. Most plant consolidation efforts were completed by March 2002. The increase in revenues from lower gross margin scientific and industrial capital equipment products was also a contributor to the decrease in the gross margin percentage. During fiscal 2002, the Company relieved $1.0 million from the restructuring reserves related to the fiscal 2001 fourth quarter charge because actual costs associated with the finalization of the Medina, Ohio facility closing were less than anticipated. This benefit was offset by a comparable charge to write off inventory related to a product line that was replaced by a newly acquired surgical table line.

Operating Expenses

	Fiscal 2002	Fiscal 2001	Decrease
			Dollars	Percentage
	(in thousands, except percentages)
Selling, general, and administrative	$252,882	$263,309	$(10,427)	-4%
Research and development	21,706	23,975	(2,269)	-9%

Total	$274,588	$287,284	$(12,696)	-4%

Selling, general, and administrative expenses as a percent of revenues, excluding the fiscal 2001 charge, were 29.2% and 30.4% in fiscal 2002 and 2001, respectively, as management continued its focus on controlling costs while supporting revenue growth.

The following comparisons and discussion exclude the $20.0 million of selling, general, and administrative expenses included in the fiscal 2001 non-recurring charge. Selling, general, and administrative expenses increased in fiscal 2002 by 3.9% to $252.9 million from $243.3 million in fiscal 2001. Selling, general, and administrative expenses decreased as a result of lower depreciation expense of $1.2 million driven by the absence of depreciation related to assets charged-off as part of the fiscal 2001 charge. Additionally, compensation savings of approximately $6.4 million resulted from the reductions in force reflected in the fiscal 2001 charge. Marketing and administrative expenses decreased by $1.1 million. These decreases in selling, general, and administrative expenses were offset by increased incentive compensation due to overall Company profitability and cost of living and merit wage increases aggregating $9.9 million, asset write-offs of $1.9 million related to equity investments, notes receivable and other receivables, and increases in professional fees, occupancy, insurance, and franchise and property tax costs of $3.9 million. Also during fiscal 2002, additional severance costs of $2.6 million were recorded.

Research and development expenses decreased in both gross dollars and as a percentage of revenues in fiscal 2002 as compared to fiscal 2001. Research and development expenses as a percentage of revenues were 2.5% in fiscal 2002 compared to 3.0% in fiscal 2001. The decrease is primarily attributable to the increased capitalization of engineering costs of $1.7 million for products that have passed the development stage as described in Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.” Additionally, the Company has reduced the number of projects it is focused on, which reduced expenditures in fiscal 2002. Direct project expenses and outside fees related to development projects decreased $1.2 million. These decreases in costs were partially offset by increased depreciation and occupancy costs of $0.7 million as the Company re-affirmed its commitment to development efforts with expanded research facilities and equipment.

Interest Expense

Interest expense, net, decreased by 60.3% to $7.3 million in fiscal 2002 from $18.4 million in fiscal 2001. The decrease was due principally to the effects of lower interest rates and the reduction in the amount of debt outstanding. The weighted average interest rate applicable to the Company’s outstanding debt was 2.97% as of March 31, 2002 compared to 7.74% as of March 31, 2001. Additionally, the Company paid down its long-term debt by approximately $92.2 million during fiscal 2002.

Income Taxes

Income tax expense was 37.0% of pretax earnings in fiscal 2002. In fiscal 2001, excluding the impact of the fourth quarter charge, the comparable income tax rate was 37.5%. The reported effective tax rate for fiscal 2001 was 77.1%. The comparable effective tax rates for both fiscal years are different from the U.S. federal statutory income tax rate primarily because of state and local income taxes, goodwill amortization, and a favorable change in the method in which research and development credits are calculated.

Fiscal Year 2001 Compared to Fiscal Year 2000

Net revenues increased 5.2% to $800.1 million in fiscal 2001 from $760.6 million in fiscal 2000. Healthcare Group revenues increased 1.6% to $566.6 million in fiscal 2001 from $557.7 million in fiscal 2000. Scientific and Industrial Group revenues increased 15.1% to $233.5 million in fiscal 2001 from $202.9 million in fiscal 2000. United States revenues for fiscal 2001 were $675.3 million, or 84.4% of total revenues, with $124.8 million, or 15.6%, from international markets. United States revenues for fiscal 2000 were $633.3 million, or 83.3% of total revenues, with $127.3 million, or 16.7%, from international markets. Revenues from consumables and services contributed $469.3 million, or 58.7% of total revenues, for fiscal 2001 compared to $443.5 million, or 58.3%, in the prior year. The moderate increase in overall revenue was a result of significant growth in scientific and pharmaceutical projects and increases in consumable and service sales, offset by weakness in the healthcare market due principally to softness in United States hospital spending for capital equipment.

As discussed above, a non-recurring charge of $41.5 million ($28.2 million net of tax, or $0.41 per diluted share) was recorded in the fiscal 2001 fourth quarter after the Company completed a review of certain manufacturing and support functions. Additionally, certain costs (primarily distribution costs) incurred in fiscal 2001 were reclassified from operating expenses to cost of products sold to improve accountability of expenses company-wide and to conform to the fiscal 2002 presentation.

The cost of products sold increased by 5.8% to $488.6 million in fiscal 2001 from $461.8 million in fiscal 2000, including the effect of the fourth quarter charge in fiscal 2001 and the similar charge in the fourth quarter of fiscal 2000 (for information regarding the fiscal 2000 charge—see Note 9 to the consolidated financial statements). Excluding the charge in both years, the cost of products sold increased by 6.9% to $467.1 million compared to $437.0 million in fiscal 2000. The cost of products sold as a percentage of revenues was 58.4% in fiscal 2001 compared to 57.5% in fiscal 2000, excluding the fourth quarter charges in both years. The corresponding gross margin rate was 41.6% and 42.5% for fiscal 2001 and 2000, respectively. The increase in sales from Scientific and Industrial capital equipment products in fiscal 2001 was the primary reason for the decrease in margin rate, as those products generate an overall lower gross margin percentage.

Selling, general, and administrative expenses increased in fiscal 2001 by 7.5% to $263.3 million from $245.0 million in fiscal 2000, including the effect of the fourth quarter charge in both years. The increase in these expenses including the charge in both years was primarily attributable to more costs associated with the charge in fiscal 2001 versus fiscal 2000. Excluding the charges, selling, general, and administrative expenses increased in fiscal 2001 by 5.8% to $243.3 million compared to $230.0 million in fiscal 2000. Selling, general, and administrative expenses, before the charge in both years, were 30.4% and 30.2% as a percent of revenue in fiscal 2001 and 2000, respectively.

Research and development expenses decreased by 0.8% to $24.0 million in fiscal 2001 from $24.2 million in fiscal 2000. Research and development expenses as a percentage of revenues were 3.0% in fiscal 2001 compared to 3.2% in fiscal 2000.

Interest expense, net, increased by 43.8% to $18.4 million in fiscal 2001 from $12.8 million in fiscal 2000. The increase was due principally to the effects of higher interest rates in fiscal 2001. Additionally, interest income on a settlement amount was recorded in fiscal 2000 that partially offset interest expense in fiscal 2000. No comparable amount of interest income was recorded in fiscal 2001.

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

Net income for fiscal 2001 decreased by 87.6% to $1.3 million or $0.02 per diluted share from $10.5 million or $0.15 per diluted share in fiscal 2000, including the effect of the fourth quarter charge in both years. Excluding the fourth quarter charge in both years, fiscal 2001 net income decreased by 16.0% to $29.5 million or $0.43 per diluted share compared to $35.1 million or $0.51 per diluted share in fiscal 2000.

Liquidity and Capital Resources

Cash Flows

	Fiscal 2002	Fiscal 2001	Increase (Decrease)
			Dollars	Percentage
	(in thousands, except percentages)
Operating activities:
Net income	$46,202	$1,317	$44,885	3408%
Non-cash items	65,848	63,348	2,500	4%
Changes in operating assets and liabilities	29,973	37,674	(7,701)	-20%

Net cash provided by operating activities	$142,023	$102,339	$39,684	39%

Investing activities:
Purchases of property, plant, equipment, and patents	$(65,678)	$(51,017)	$(14,661)	29%
Other	(2,933)	90	(3,023)	N.A.

Net cash used in investing activities	$(68,611)	$(50,927)	$(17,684)	35%

Financing activities:
Payments on long-term obligations and line of credit, net	$(92,173)	$(64,947)	$(27,226)	42%
Stock option and other equity transactions, net	6,736	3,368	3,368	100%

Net cash used in financing activities	$(85,437)	$(61,579)	$(23,858)	39%

The significant increase in operating cash flows for fiscal 2002 as compared with fiscal 2001 was primarily due to increased net income of $44.9 million, the deferred income tax impact of $11.2 million, and an increase in accounts payable, accruals, and other items of $23.3 million. These increases were partially offset by the absence of a $10.2 million goodwill and intangible charge that occurred in fiscal 2001, as well as a decrease in the cash flow impact of inventories of $28.2 million and other net decreases of $1.3 million.

The increase in cash flows used in investing activities resulted from a $14.7 million increase in purchases of property, plant, equipment, and patents. This increase was primarily driven by increased capital expenditures related to the Company’s ongoing capacity expansions. Cash used in investing activities also included $5.1 million used for an acquisition. These increased uses were partially offset in fiscal 2002 by cash proceeds from the sale of fixed assets for cash of $2.2 million.

Net cash used for financing activities was $85.4 million for the year ended March 31, 2002. Fiscal 2002 financing activities included the repayment of $91.0 million to reduce the outstanding balance on the unsecured $325.0 million Revolving Credit Facility (the “Facility”) and prior credit facility and repayments of $1.2 million of other debt. This use of cash was partially offset by increased proceeds from the exercise of Company stock options.

Working Capital

			(Decrease) Increase
	Fiscal 2002	Fiscal 2001	Dollars	Percentage
	(in thousands, except percentages)
Cash and cash equivalents	$12,424	$24,710	$(12,286)	-50%
Accounts receivable, net	196,631	201,305	(4,674)	-2%
Inventories	77,922	82,239	(4,317)	-5%
Deferred income taxes	20,011	24,025	(4,014)	-17%
Prepaid expense and other assets	9,656	7,920	1,736	22%

Total current assets	$316,644	$340,199	$(23,555)	-7%

Current portion of long-term indebtedness	$1,663	$1,263	(400)	-32%
Accounts payable	56,734	48,494	(8,240)	-17%
Accrued expenses and other	111,713	110,156	(1,557)	-1%

Total current liabilities	$170,110	$159,913	$(10,197)	-6%

Working capital	$146,534	$180,286	$(33,752)	-19%

Current ratio	1.9	2.1
Debt-to-total capital ratio	19.1%	32.7%

During fiscal 2002, the Company made substantial progress in decreasing its investment in working capital, increasing its return to shareholders, and more effectively utilizing its asset base. This was accomplished while maintaining substantial financial resources and flexibility as the Company had, as of March 31, 2002, $216.0 million available on its Facility. This is a substantial increase over the unused revolving line of credit facility of $125.0 million as of March 31, 2001. Decreased investments in accounts receivable and inventories, better management of current liabilities, and the unused Facility significantly reduced the Company’s need to maintain a large cash and cash equivalent balance.

As described further in the cash flows discussion above, the Company utilized a significant portion of its operating cash flows to reduce its outstanding debt by $92.2 million during the fiscal year and significantly reduced its debt-to-total capital ratio. Additionally, the Company entered into an unsecured $325.0 million Facility under more favorable terms than the Company’s prior revolving credit facility as the Company capitalized on declining interest rates and its improved financial position.

The decrease in the Company’s working capital as of March 31, 2002 as compared to March 31, 2001 was primarily attributable to a decrease in the Company’s cash and cash equivalents. The lower cash balance was primarily due to improved cash management that reduced the requirement to keep cash on hand.

Decreases in accounts receivable and inventories also contributed to the overall decrease in working capital by $4.7 million and $4.3 million, respectively. The Company’s weighted days sales outstanding improved to 49 days as of March 31, 2002 from 61 days as of March 31, 2001. This improvement was primarily caused by the Company’s increased collection efforts during fiscal 2002 despite the increased revenue volumes for fiscal 2002 as compared to fiscal 2001. The Company’s inventory turns improved slightly to 3.8 as of March 31, 2002 as compared to 3.7 as of March 31, 2001. Finished goods inventories decreased by $11.3 million due to strong revenues and related shipments during March 2002, as well as improved inventory control procedures. This decrease was partially offset by increases in raw materials and work-in-process inventories of $3.3 million and $3.7 million, respectively.

Accounts payable, increased and therefore decreased working capital, by $8.2 million primarily due to capital expenditures taking place just prior to year-end related to plant capacity projects and hardware and software costs for the Company’s management information systems projects.

The increase in accrued expenses of $1.6 million reflected several offsetting factors. Accrued income taxes increased $10.5 million due to the increase in pre-tax income from fiscal 2002 as compared with fiscal 2001. This was offset by reductions to the restructuring reserves aggregating $9.0 million.

Financing Activities

As described above, on March 28, 2002, STERIS entered into an unsecured $325.0 million Facility which replaced the prior credit facility. The Facility matures March 28, 2005 and provides a multi-currency borrowing option. The Facility may be used for general corporate purposes, and bears interest at the Company’s option at either LIBOR plus 0.68% to 1.60% or the lending agent’s prime rate plus 0.00% to 0.75%. At March 31, 2002, the weighted average interest rate on the Company’s outstanding borrowings under the Facility was 2.97%. At March 31, 2001, under the Company’s previous credit facility arrangement, the weighted average interest rate was 7.74%. The Facility also requires the payment of a facility fee ranging from 0.20% to 0.40% of the total facility commitment amount. The interest rate and facility fee are determined based on the Company’s leverage ratio. The Facility requires the maintenance of certain financial covenants including minimum net worth, leverage, and interest coverage. The Company was in compliance with the Facility covenants as of March 31, 2002. At March 31, 2002 the Company had $109.0 million outstanding under the Facility.

Other debt consisted mainly of industrial development revenue bonds which bear interest at a variable rate based on the bank/marketing agent’s demand note index plus a $2.0 million note related to an acquisition. The bond agreements contain various covenants relating to minimum net worth, leverage, and interest coverage. At March 31, 2002 and 2001, outstanding obligations under the industrial development revenue bonds were $5.0 million and $5.7 million, respectively, with a weighted average interest rate of 1.70% and 3.75%, respectively. The Company was in compliance with the industrial development revenue bond covenants as of March 31, 2002.

The Company believes that its available cash, cash flow from operations, and sources of credit will be adequate to satisfy its operating and capital needs for the foreseeable future.

Contingencies and Commitments

As of March 31, 2002 and 2001, the Company was contingently liable in the amount of $29.8 million and $29.5 million, respectively, under standby letters of credit and guarantees. Approximately $11.3 million and $11.7 million, respectively, of the totals at March 31, 2002 and 2001 relate to letters of credit required as security under the Company’s self-insured risk retention policies. The remaining balance in each year relates to performance bonds on long-term contracts.

The Company has no material commitments for capital expenditures as of March 31, 2002. At March 31, 2002, the Company had commitments under non-cancelable operating leases aggregating $52.5 million.

The following tables reflect the Company’s contractual obligations and commercial commitments as of March 31, 2002. Commercial commitments include standby letters of credit, guarantees, and other potential cash outflows resulting from a contingent event that requires performance by the Company. Open purchase orders for raw materials and supplies used in the normal course of business have been excluded from the following tables.

Contractual Obligations

	Payments due by March 31,
	2003	2004	2005	2006	2007 and thereafter
	(in thousands)
Revolving credit facility	$—	$—	$109,000	$—	$—
Industrial revenue development bonds and other	1,663	1,453	1,100	1,100	2,575
Operating leases	12,447	11,199	8,146	5,666	15,007

Total contractual obligations	$14,110	$12,652	$118,246	$6,766	$17,582

Commerial Commitments

	Amount of Commitment Expiring March 31,
	2003	2004	2005
	(in thousands)
Performance bonds on long-term contracts	$16,901	$1,478	$59
Letters of credit as security for self-insured risk retention policies	11,330	—	—

Total commercial commitments	$28,231	$1,478	$59

Restructuring Reserves

Reductions to the restructuring reserves during fiscal 2002 related primarily to employee severance payments and asset disposals. The restructuring reserves were reduced by approximately $1.0 million in the third quarter of fiscal 2002 as the final property disposal costs from the Medina, Ohio facility were less than originally anticipated. This adjustment was recorded as a reduction of costs of products sold on the accompanying consolidated statement of income. Restructuring reserves were increased by approximately $2.6 million during the fourth quarter of fiscal 2002 for increased severance costs. The charge related to this accrual was recorded in selling, general, and administrative expenses on the accompanying consolidated statement of income. The Company has substantially completed all aspects of the operational changes related to the fiscal 2001 non-recurring charge. Restructuring reserves of $4.2 million and $12.8 million remained as of March 31, 2002 and 2001, respectively, related primarily to severance obligations.

The Company has substantially completed all aspects of the operational changes related to the fiscal 2000 non-recurring charge. An accrual of $0.8 million remained on the books for this charge as of March 31, 2001. The remaining reserve relates to final settlement of certain lease obligations associated with the charge as well as remaining severance obligations. During fiscal 2002, $0.4 million of lease and severance payments were recorded as reductions to the accrual. The remaining balance as of March 31, 2002 was $0.4 million, which represented remaining lease and severance payments.

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

Critical Accounting Policies, Estimates, and Assumptions

This discussion and analysis of the Company’s results of operations and financial condition is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of the consolidated financial statements requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, costs, and expenses, and the related disclosure of contingencies. Management believes that the estimates, judgments, and assumptions made in preparing the consolidated financial statements are reasonable. However, due to the inherent nature of estimates, actual results will likely be different from the estimates made.

The critical accounting policies that affect the Company’s consolidated financial statements and which rely on judgments and assumptions are discussed below.

Revenue Recognition

Revenues earned on product sales and consumables to unaffiliated customers are generally recognized upon shipment and title transfer to the customer. After-sales and service revenues are recognized upon completion of the work. Revenues related to long-term service contracts are recognized on a straight-line basis over the life of the related contract.

Revenues on long-term construction contracts are recognized under the cost-to-cost type of percentage-of-completion method, resulting in revenue being recorded as costs are incurred. Revenues recognized under the percentage-of-completion method aggregated approximately 4% of revenues for the fiscal years ended March 31, 2002 and 2001. This method requires the use of estimates of costs to be incurred for the manufacture of complex products and systems. Such costs are typically incurred over a period of several months and require substantial judgment. The cost estimation process is based upon the professional knowledge and experience of the Company’s employees. The cost estimates are updated on a quarterly basis. Adjustments to projected costs are recognized in net earnings when determinable.

The Company records amounts billed to customers for shipping and handling as revenue. All outbound shipping and handling expenses are included in cost of products sold.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”), which explains how the SEC staff believes existing revenue recognition rules should be applied. The Company reviewed the provisions of SAB 101 and determined that its revenue recognition policies and practices comply with SAB 101’s requirements.

Accounts Receivable

The Company records estimated allowances for uncollectible accounts receivable based upon the number of days the accounts are past due, the current business environment, and specific information such as bankruptcy or liquidity issues of customers. Historically, losses for uncollectible accounts receivable have been within management’s estimates. However, if actual losses exceed management’s expectations, additional allowances may be required.

The Company maintains an allowance for sales returns and allowances on product sales. Management estimates the related allowance for sales returns and allowances based upon known returns granted and estimated returns of both capital equipment and consumables. The estimated returns of capital equipment are based upon recent historical experience and include estimates for the recoverability of the inventory value of the returned goods. The Company estimates that returned consumables do not carry any value due to the limited shelf life of such products.

Inventories

Management continually reviews inventories for excess and obsolete goods based upon a combination of historical and forecasted usage. Additionally, discrete provisions are made when facts and circumstances indicate that particular inventories will not be utilized. If future market conditions are different than those estimated, a change to inventory valuation reserves may be required and would be reflected in the period the revision is made. The Company recorded non-recurring charges for excess and obsolete inventory as part of overall restructuring activities aggregating $7.4 million and $7.0 million for the fiscal years ended March 31, 2001 and 2000, respectively.

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing LIFO represent approximately 68.7% and 63.3% of total inventories at March 31, 2002 and 2001, respectively. Inventory costs include material, labor, and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $10.8 million and $11.6 million higher than those reported at March 31, 2002 and 2001, respectively.

Depreciation and Amortization Periods

The Company provides for depreciation and amortization generally using the straight-line method over the estimated useful lives of property, plant, and equipment, and goodwill and other intangible assets. Management bases the determination of these useful lives on the expected period over which the related assets contribute to cash flows. If the assessment of the lives of these long-lived assets changes, future depreciation and amortization expense may change.

Asset Impairment

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of any long-lived or intangible asset may warrant revision or that the remaining balance of the asset may not be recoverable. If factors indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related asset’s net undiscounted cash flows from operations over the remaining life to determine recoverability; the measurement of the impairment would be based on the amount by which the carrying value of the asset exceeds its fair value.

Deferred Tax Assets

The Company has deferred tax assets, which are subject to assessments for recoverability. Realization of the Company’s deferred tax assets is dependent upon the achievement of projected future taxable income and tax planning strategies. While management believes that it is more likely than not that the net assets will be realized, there can be no assurance that the Company will meet management’s expectations for future taxable income and tax planning strategies. The Company evaluates the realizability of deferred tax assets on an annual basis and assesses the need for valuation allowances.

Self-Insurance Liabilities

The Company records a liability for self-insured risk retention for general and product liability, workers compensation, and automobile losses. The Company maintains a captive insurance company, Global Risk Insurance Company (“GRIC”), to fund such losses. The Company employs an outside actuary that utilizes GRIC’s historical loss experience and actuarial judgment to determine the liability. Such liability includes estimated provisions for both loss reserves and incurred but not reported claims. GRIC funds the Company’s losses up to the following limits per occurrence: general and product liability—$0.5 million, workers’ compensation—$0.4 million, and automobile—$0.4 million. The Company pays a monthly premium to GRIC. Losses greater than these limits are covered by third party insurance. The Company’s accrual for the self-insurance risk retention as of March 31, 2002 and 2001 was $8.1 million and $7.8 million, respectively.

The Company also carries self-insurance for employee medical claims. The Company estimates a liability for incurred but not reported claims based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. The Company’s accrual for medical claims as of March 31, 2002 and 2001 was $3.7 million and $2.8 million, respectively.

There can be no guarantee that the Company’s insurance coverages will continue to be adequate and actual loss experience may exceed the amounts provided for incurred but not reported claims. Any excess of the actual claims over the amounts estimated for loss reserves and incurred but not reported claims will result in increased insurance costs in subsequent periods.

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive quality programs and processes, including actively monitoring and evaluating the quality of suppliers, warranty experience could differ from management’s estimates. If actual product failure rates, material usage, or service costs differ from management’s estimates, revisions to the estimated warranty liability will be required. As of March 31, 2002 and 2001, the Company had accrued $3.3 million and $3.2 million, respectively for warranty exposures.

Contingencies

The Company is subject to various claims and lawsuits as well as unasserted claims that arise in the ordinary course of business. Liabilities, costs, and disclosures associated with these matters require estimates and judgment based on professional knowledge and experience of management and its legal counsel. Management has made estimates as to the likelihood of unfavorable outcome and the amounts of such potential losses. When estimates of the Company’s exposure for claims or pending or threatened litigation matters meet the criteria of Statement of Financial Account Standards No. 5, “Accounting for Contingencies,” amounts are recorded as charges to net earnings. The ultimate resolution of any exposure to the Company may change as further facts and circumstances are made available.

Benefit Plans

Assumptions used in determining the projected benefit obligations and fair value of plan assets for the Company’s pension plans and postretirement benefit plan are evaluated periodically by management in consultation with outside actuaries. Changes in assumptions are based upon relevant Company and outside data, such as increases in compensation levels, the long-term rate of return on plan assets, and increases in medical costs. Critical assumptions such as the discount rate used to measure the Company’s benefit obligations, the expected long-term rate of return on plan assets, and healthcare costs are updated annually.

Total pension plan assets as of March 31, 2002 and 2001 were $35.1 million and $37.5 million, respectively. Total pension benefit obligations as of March 31, 2002 and 2001 were $41.4 million and $39.6 million, respectively. The Company’s pension plans are funded in conformity with the funding requirements of applicable government regulations. Plan assets are invested in mutual funds. There is no guarantee that the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the trusts will not incur investment losses. During fiscal 2001, the plans suffered a loss on plan assets of $5.9 million. Should investment losses continue to occur or the actual long-term return on assets continues to be below anticipated levels, the Company may be required to increase funding of the plans, lower its expected return on plan assets, or incur additional net periodic pension costs.

A one-fourth percent change in discount rate for the Company’s pension plans, holding other assumptions constant, would have the following effect on the pension benefit obligation. Additionally, a one-fourth percent change in the expected long-term rate of return, holding other assumptions constant, would have the following effect on costs on an annual basis:

	One-Fourth-Percentage Point
	Increase	Decrease
	(in thousands)
Discount rate	$(948)	$948
Expected long-term rate of return	$(91)	$91

The Company maintains an unfunded postretirement benefit plan. The postretirement benefit obligation as of March 31, 2002 and 2001 was $63.7 million and $58.8 million, respectively. The net postretirement accrued benefit cost as of March 31, 2002 and 2001 was $51.3 million and $50.0 million, respectively. During fiscal 2002, the Company increased its estimate of the prescription drug healthcare trend rate. This resulted in an actuarial loss of $4.1 million. The Company utilizes the corridor approach for the amortization of actuarial gains and losses. Therefore, the actuarial gains and losses in excess of 10% of the postretirement benefit obligation are amortized over the average expected working lifetime of plan participants of approximately 12 years. Should healthcare cost rates continue to rise, the Company will revise its estimated healthcare cost trend rates. Any increase in the healthcare cost trend rates will increase the net period postretirement costs for future periods as the actuarial losses are amortized.

A one percent change in the healthcare trend rates (including medical, prescription drug, and long-term rates) for the Company’s postretirement plan, holding all other assumptions constant, would have the following effect on costs on an annual basis:

	One-Percentage Point
	Increase	Decrease
	(in thousands)
Effect on total service and interest cost components	$585	$(494)
Effect on postretirement benefit obligation	$6,067	$(5,173)

Recently Issued Accounting Pronouncements

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by Statement of Financial Accounting Standards No. 138). In accordance with the Statement, the Company will recognize the fair value of its derivative instruments as assets or liabilities in its consolidated balance sheet. The resulting gain or loss will be reflected as other comprehensive income or in earnings, depending upon the achievement of hedge accounting criteria. During fiscal year 2002, the Company owned no derivative instruments and consequently the adoption had no impact on the consolidated financial statements.

In June 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and requires periodic tests for impairment of these assets. Upon adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 requires the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The adoption of SFAS 142 is expected to add approximately $0.05 to the earnings per share for the year ending March 31, 2003 as compared to the year ended March 31, 2002. The Company has not yet completed its impairment testing under SFAS 142, but based on preliminary results, believes that goodwill will not be impaired upon initial application of SFAS 142.

In August 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” was issued. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the associated retirement costs by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the remaining estimated useful life of the related asset. The Company is required to adopt this Statement for the year ending March 31, 2004. The Company believes that the impact of the adoption on the Company’s consolidated financial statements will not be material.

In October 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This Statement, which supercedes Statement of Financial

Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the Statement significantly changes the criteria that must be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion No. 30 (“APB 30”) with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Statement is effective for the Company beginning April 1, 2002. Based on current operations, the Company has determined the impact of adoption on the Company’s consolidated financial statements will not be material.

Forward-Looking Statements

This discussion contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. The Company does not undertake to update or revise any forward looking statements even if events make clear that any projected results, express or implied, will not be realized. Many important factors could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS’s control. Changes in market conditions, including competitive factors and changes in government regulations or the application thereof, could cause actual results to differ materially from the Company’s expectations. No assurance can be provided as to any future financial results. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products, and applications, (c) the possibility that compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of existing products, (d) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (e) the possibility that implementation of the Company’s business improvement initiatives will take longer, cost more, or produce lower benefits than anticipated, and (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

Item 7a.     Quantitative and Qualitative Disclosure About Market Risk

In the ordinary course of business, the Company is subject to interest rate and foreign currency risks. The risks primarily relate to changes in interest rates on the Company’s short-term and long-term debt instruments and the sale of the Company’s products to international customers through foreign subsidiaries.

Interest Rate Risk

Consistent with the prior year, the Company is exposed to market risk through various debt instruments, including fixed rate and floating rate debt instruments. As of March 31, 2002 the Company had $109.0 million outstanding under its revolving credit facility and $7.9 million outstanding under other borrowing agreements. Based on March 31, 2002 debt levels, a 1.0% change in interest rates would impact interest expense by approximately $1.2 million annually. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

Foreign Currency Risk

The financial results of the Company’s foreign operations are measured in their functional currencies. Assets and liabilities are translated to U.S. dollars at the rates of exchange at the end of the fiscal year and revenues and expenses are translated at average rates of exchange during the fiscal year. The resulting translation adjustments are recorded as a component of comprehensive income or loss. Since the Company operates internationally and approximately 15% of the Company’s revenues are generated outside of the United States, it is exposed to foreign currency fluctuations. Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. dollars or other currencies. This is primarily due to the natural hedges of revenues and expenses in the functional currencies of the countries in which the Company’s foreign operations are located. Movements in foreign currency exchange rates affect the U.S. dollar value of sales made and costs incurred in foreign currencies. Changing currency exchange rates also affect the Company’s competitive position, as exchange rate changes may affect profitability and business and/or pricing strategies of non-U.S. based competitors. Specifically, the exposure includes intercompany loans and third party sales or payments. The Company does not consider the market risk associated with its international operations to be material. The Company does not currently use derivative financial instruments for hedging or speculative purposes.

Item 8.     Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

Board of Directors and Shareholders
STERIS Corporation

The management of STERIS Corporation (the “Company”) is responsible for the preparation, integrity, and objectivity of the consolidated financial statements and the accuracy and consistency of all other financial information included in this report. Management believes that the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Any amounts included herein which are based on estimates of the expected effects of events and transactions have been made with sound judgment and approved by qualified personnel.

The Company maintains internal controls to provide reasonable assurance that assets are safeguarded against unauthorized acquisition, use, or disposition and that transactions and events are recorded properly in the Company’s books and records. The internal controls are regularly reviewed, evaluated, and revised as necessary by management. The design, review, and revision of the Company’s internal controls involve, among other things, management judgments with respect to the relative cost and expected benefits of specific control measures.

The independent accounting firm of Ernst & Young LLP has audited the consolidated financial statements included in this report. Management believes their audits were conducted in accordance with auditing standards generally accepted in the United States and included a study and evaluation of the Company’s internal controls as they considered necessary to determine the extent of tests and audit procedures required for expressing an opinion on the Company’s consolidated financial statements. Management has made available to the independent auditors all of the Company’s financial records and related data as well as minutes of shareholders’ and directors’ meetings. Furthermore, management believes that all representations made to the independent auditors during their audits were valid and appropriate.

The Board of Directors pursues its oversight responsibility for the financial statements through its Audit Committee, composed of Directors who are not employees of the Company. The Audit Committee meets regularly with management, the Company’s internal auditor, and the independent auditors in connection with its review of matters relating to the Company’s consolidated financial statements, internal audit program, and internal controls, and the services of the independent auditors. The Audit Committee also meets with the internal auditor as well as the independent auditors, without management present, to discuss appropriate matters. The independent auditors have full and free access to the Audit Committee and its individual members at any time.

/s/ LES C. VINNEY
Les C. Vinney President and Chief Executive Officer (Principal Executive Officer), Director

/s/ LAURIE BRLAS
Laurie Brlas Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
STERIS Corporation

We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Cleveland, Ohio
April 23, 2002

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$12,424	$24,710
Accounts receivable (net of allowances of $8,031 and $9,006, respectively)	196,631	201,305
Inventories	77,922	82,239
Deferred income taxes	20,011	24,025
Prepaid expenses and other assets	9,656	7,920

Total current assets	316,644	340,199
Property, plant, and equipment, net	328,329	314,142
Intangibles, net	190,822	187,924
Other assets	5,777	2,715

Total assets	$841,572	$844,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term indebtedness	$1,663	$1,263
Accounts payable	56,734	48,494
Accrued expenses and other	111,713	110,156

Total current liabilities	170,110	159,913
Long-term indebtedness	115,228	205,825
Deferred income taxes	19,381	10,529
Other liabilities	49,708	44,329

Total liabilities	354,427	420,596
Shareholders’ equity:
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value, 300,000 shares authorized; issued and outstanding shares of 69,466 and 68,665, respectively	223,244	203,760
Retained earnings	277,867	231,665
Accumulated other comprehensive loss:
Minimum pension liability	(1,038)	—
Cumulative foreign currency translation adjustment	(12,928)	(11,041)

Total shareholders’ equity	487,145	424,384

Total liabilities and shareholders’ equity	$841,572	$844,980

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended March 31,
	2002	2001	2000
Net revenues	$866,697	$800,087	$760,626
Cost of products sold	511,496	488,629	461,801

Gross profit	355,201	311,458	298,825
Operating expenses:
Selling, general, and administrative	252,882	263,309	244,950
Research and development	21,706	23,975	24,169

	274,588	287,284	269,119

Income from operations	80,613	24,174	29,706
Interest expense, net	7,276	18,417	12,794

Income before income taxes	73,337	5,757	16,912
Income taxes	27,135	4,440	6,427

Net income	$46,202	$1,317	$10,485

Net income per share—basic	$0.67	$0.02	$0.16

Net income per share—diluted	$0.65	$0.02	$0.15

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended March 31,
	2002	2001	2000
Operating activities
Net income	$46,202	$1,317	$10,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,884	46,571	39,672
Deferred income taxes	12,866	1,652	4,057
Asset impairment	—	10,163	—
Other	6,098	4,962	(1,860)
Changes in operating assets and liabilities:
Accounts receivable	4,674	8,143	24,073
Inventories	4,317	32,483	(9,839)
Other current assets	(1,736)	(2,370)	8,877
Accounts payable, accruals, and other, net	22,718	(582)	(126)

Net cash provided by operating activities	142,023	102,339	75,339

Investing activities
Purchases of property, plant, equipment, and patents	(65,678)	(51,017)	(77,131)
Proceeds from sales of assets	2,164	90	—
Investment in businesses, net	(5,097)	—	(8,134)

Net cash used for investing activities	(68,611)	(50,927)	(85,265)

Financing activities
Payments on long-term obligations	(1,173)	(1,947)	(8,884)
(Payments) borrowings under line of credit, net	(91,000)	(63,000)	55,000
Purchase of treasury shares	—	—	(28,712)
Stock option and other equity transactions	6,736	3,368	4,108

Net cash (used in) provided by financing activities	(85,437)	(61,579)	21,512
Effect of exchange rate changes on cash and cash equivalents	(261)	(599)	210

(Decrease) increase in cash and cash equivalents	(12,286)	(10,766)	11,796
Cash and cash equivalents at beginning of period	24,710	35,476	23,680

Cash and cash equivalents at end of period	$12,424	$24,710	$35,476

See notes to consolidated financial statements .

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares
	Number	Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at April 1, 1999	67,956	$222,946	$219,863	$(6,872)	$435,937
Net income	—	—	10,485	—	10,485
Foreign currency translation adjustment	—	—	—	(635)	(635)

Comprehensive income					9,850
Stock options exercised	1,010	4,253	—	—	4,253
Treasury shares purchased	(1,540)	(28,712)	—	—	(28,712)
Tax benefit of stock options exercised	—	4,232	—	—	4,232
Other equity transactions	91	(4,466)	—	—	(4,466)

Balance at March 31, 2000	67,517	198,253	230,348	(7,507)	421,094
Net income	—	—	1,317	—	1,317
Foreign currency translation adjustment	—	—	—	(3,534)	(3,534)

Comprehensive loss					(2,217)
Stock options exercised	1,223	5,147	—	—	5,147
Tax benefit of stock options exercised	—	4,449	—	—	4,449
Other equity transactions	(75)	(4,089)	—	—	(4,089)

Balance at March 31, 2001	68,665	203,760	231,665	(11,041)	424,384
Net income	—	—	46,202	—	46,202
Minimum pension liability	—	—	—	(1,038)	(1,038)
Foreign currency translation adjustment	—	—	—	(1,887)	(1,887)

Comprehensive income					43,277
Stock options exercised	786	6,450	—	—	6,450
Tax benefit of stock options exercised	—	3,380	—	—	3,380
Expiration of put held by former executive	—	9,000	—	—	9,000
Other equity transactions	15	654	—	—	654

Balance at March 31, 2002	69,466	$223,244	$277,867	$(13,966)	$487,145

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1.    Accounting Policies

STERIS Corporation (the “Company” or “STERIS”) develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and therapy support systems, products, services, and technologies for healthcare, scientific, research, and industrial customers throughout the world.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition

The Company’s net revenues include revenues earned on product sales and related after-sales, service contracts, and long-term construction contracts. The Company recognizes product revenues upon title transfer to the customer. After-sales and service revenues are recognized upon completion of the work. Revenues related to long-term service contracts are recognized on a straight-line basis over the life of the related contract. Advance billings for service contract work are recorded as deferred revenue and amortized over the life of the contract. Revenue on long-term construction contracts is recognized under the cost-to-cost type of percentage-of-completion method, resulting in revenue being recorded as costs are incurred.

The Company records amounts billed to customers for shipping and handling as revenue. All outbound shipping and handling expenses are included in cost of products sold.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”), which explains how the SEC staff believes existing revenue recognition rules should be applied. The Company reviewed the provisions of SAB 101 and determined that its revenue recognition policies and practices complied with SAB 101’s requirements.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral on sales. The Company maintains allowances for potential credit losses and historically such credit losses have been within the Company’s expectations. The Company sells to customers who are in widely diverse geographic locations and markets with no single customer accounting for more than one and one half percent of revenues during the year ended March 31, 2002.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing LIFO represented approximately 68.7% and 63.3% of total inventories at March 31, 2002 and 2001, respectively. Inventory costs include material, labor, and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $10,750 and $11,626 higher than those reported at March 31, 2002 and 2001, respectively.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost, less accumulated depreciation. The Company provides for depreciation of the net carrying cost less anticipated salvage value over the estimated remaining useful lives of property, plant, and equipment principally by using the straight-line method. Depreciation of radioisotope is determined by use of the annual decay factor inherent in the material, which is similar to the sum-of-the-years-digits method. The estimated useful lives, in years, by asset type are as follows:

Asset Type	Useful Life
Land improvements	10
Buildings and leasehold improvements	7-50
Machinery and equipment	3-15
Radioisotope	20

Expenditures that increase the value or productive capacity of assets, including information systems, are capitalized. Repair and maintenance expenditures are expensed as incurred. The Company capitalizes interest costs incurred during construction of long-lived assets in accordance with the requirements of Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.” The Company capitalized $818 and $0 of interest costs during the years ended March 31, 2002 and 2001, respectively.

Intangible Assets

Costs incurred to obtain product technology rights, including patents, have been capitalized and are amortized over their estimated useful lives using the straight-line method. The Company currently provides for the amortization of intangible assets, including goodwill, over lives ranging from 5 to 40 years. Beginning April 1, 2002, the Company will cease recording goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

Asset Impairment

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of any long-lived or intangible asset may warrant revision or that the remaining balance of the asset may not be recoverable. If factors indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related asset’s net undiscounted cash flows from operations over the remaining life to determine recoverability; the measurement of the impairment would be based on the amount by which the carrying value exceeds its fair value.

Self-Insurance Liabilities

The Company records a liability for self-insured risk retention for general and product liability, workers compensation, and automobile losses that is actuarially determined. The Company employs an outside actuary that utilizes the Company’s historical loss experience and actuarial judgment to determine the liability. Such liability includes estimated provisions for both loss reserves and incurred but not reported claims.

The Company is also self-insured for employee medical claims. The Company estimates a liability for incurred but not reported claims based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time its is reported to and paid by the Company.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect the amounts reported in the accompanying consolidated financial statements and notes. Actual results could differ from these estimates.

Foreign Currency Translation

The accounts of the Company’s foreign subsidiaries are recorded in the currency of the country in which they operate. All balance sheet accounts except shareholders’ equity are translated at current exchange rates, and revenue and expense items are translated at rates of exchange prevailing during the year. Foreign currency gains and losses from changes in exchange rates have not been material to the consolidated statements of income.

Advertising Expenses

The costs of advertising are expensed as incurred in accordance with the requirements of AICPA Statement of Position 93-7, “Reporting for Advertising Costs.” The Company incurred $18,942, $20,481, and $18,484 in advertising costs during the years ended March 31, 2002, 2001, and 2000, respectively.

Cash Equivalents and Supplemental Cash Flow Information

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of interest-bearing savings accounts, commercial paper, and United States government securities.

Supplemental disclosure of cash flow information follows:

	Years Ended March 31,
	2002	2001	2000
Cash paid during the year for:
Interest	$9,519	$18,335	$17,280
Income taxes	$(1,676)	$8,024	$9,114

Reclassifications

Certain reclassifications have been made to the Company’s prior years’ financial statements to conform to current year classifications.

Fair Value of Financial Instruments

The recorded value of the Company’s financial instruments, which includes cash, cash equivalents, and long-term debt, approximates fair value. Financial instruments potentially subject the Company to concentration of credit risk. The Company invests its excess cash in high-quality securities placed with major banks and financial institutions and government securities. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Pronouncements

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended by Statement of Accounting Standards No. 138). In accordance with the Statement, the Company will recognize the fair value of its derivative instruments as assets or liabilities in its consolidated balance sheet. The resulting gain or loss will be reflected as other comprehensive income or in earnings, depending upon the achievement of hedge accounting criteria. During fiscal year 2002, the Company owned no derivative instruments and consequently the adoption had no impact on the consolidated financial statements.

In June 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and SFAS 142, were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method. SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and requires periodic tests for impairment of these assets. Upon adoption of SFAS 142 on April 1, 2002, the provisions of SFAS 142 requires the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The adoption of SFAS 142 is expected to add approximately $0.05 to the earnings per share for the year ending March 31, 2003 as compared to the year ended March 31, 2002. The Company has not yet completed its impairment testing under SFAS 142, but based on preliminary results, believes that goodwill will not be impaired upon initial application of SFAS 142.

In August 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” was issued. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the associated retirement costs by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the remaining estimated useful life of the related asset. The Company is required to adopt this Statement for the year ending March 31, 2004. The Company believes that the impact of the adoption on the Company’s consolidated financial statements will not be material.

In October 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This Statement, which supercedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”), provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the Statement significantly changes the criteria that must be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of the Accounting Principles Board Opinion No. 30 (“APB 30”) with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Statement is effective for the Company beginning April 1, 2002. Based on current operations, the Company has determined the impact of adoption on the Company’s consolidated financial statements will not be material.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Inventories

Inventories consisted of the following:

	March 31,
	2002	2001
Raw materials	$22,746	$19,463
Work in process	26,503	22,810
Finished goods	28,673	39,966

Total inventories	$77,922	$82,239

3.    Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

	March 31,
	2002	2001
Assets
Land and land improvements	$20,810	$21,443
Buildings and leasehold improvements	125,830	129,524
Machinery and equipment	237,186	229,186
Radioisotope	74,829	66,618
Construction in progress	44,030	10,093

Total	$502,685	456,864
Less: accumulated depreciation	(174,356)	(142,722)

Property, plant, and equipment, net	$328,329	$314,142

Depreciation expense was $40,665, $39,573, and $32,865 for the years ended March 31, 2002, 2001, and 2000, respectively. Rental expense for leases was $13,734, $12,656, and $11,052 for the years ended March 31, 2002, 2001, and 2000, respectively. Operating leases relate principally to warehouse and office space, service facilities, vehicles, equipment, and communication systems.

Future minimum annual rentals payable under noncancelable leases at March 31, 2002 were as follows:

Operating Leases
2003	$12,447
2004	11,199
2005	8,146
2006	5,666
2007	4,261
Thereafter	10,746

Total minimum lease payments	$52,465

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Intangible Assets

Intangible assets consisted of the following:

	March 31,
	2002	2001
Goodwill, net of accumulated amortization of $40,076 and $35,374, respectively	$182,688	$182,157
Patents, trademarks, and other intangible assets, net of accumulated amortization of $15,932 and $46,028, respectively	8,134	5,767

Total	$190,822	$187,924

During the year ended March 31, 2002, the Company removed from its records fully amortized intangible assets with an aggregate cost of $31,855. No gain or loss was recorded.

5.    Long-Term Debt

Long-term indebtedness was as follows:

	March 31,
	2002	2001
Credit facility	$109,000	$200,000
Other debt	7,891	7,088

Total	116,891	207,088
Less: current portion	1,663	1,263

Long-term portion	$115,228	$205,825

On March 28, 2002, STERIS entered into an unsecured $325,000 Revolving Credit Facility (the “Facility”) which replaced a prior credit facility. The Facility matures March 28, 2005 and provides a multi-currency borrowing option. The Facility may be used for general corporate purposes and bears interest at the Company’s option at either LIBOR plus 0.68% to 1.60% or the lending agent’s prime rate plus 0.00% to 0.75%. At March 31, 2002, the weighted average interest rate on the Company’s outstanding borrowings under the Facility was 2.97%. At March 31, 2001, under the Company’s previous credit facility arrangement, the weighted average interest rate was 7.74%. The Facility also requires the payment of a facility fee ranging from 0.20% to 0.40% of the total facility commitment amount. The interest rate and the facility fee are determined based on the Company’s leverage ratio. The Facility requires the maintenance of certain financial covenants including minimum net worth, leverage, and interest coverage. The Company was in compliance with the Facility covenants as of March 31, 2002.

Other debt consisted mainly of industrial development revenue bonds which bear interest at a variable rate based on the bank/marketing agent’s demand note index plus a $2.0 million note related to an acquisition. The bond agreements contain various covenants relating to minimum net worth, leverage, and interest coverage. At March 31, 2002 and 2001, outstanding obligations under the industrial development revenue bonds were $5,000 and $5,700, respectively, with a weighted average interest rate of 1.70% and 3.75%, respectively. The Company was in compliance with the industrial development revenue bond covenants as of March 31, 2002.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined annual aggregate amount of maturities are as follows:

2003	$1,663
2004	1,453
2005	110,100
2006	1,100
2007 and thereafter	2,575

$116,891

6.    Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	March 31,
	2002	2001
Taxes	$27,430	$16,912
Employee compensation and related items	25,875	26,615
Self-insured risk retention	15,965	14,566
Deferred service contract revenue	9,771	9,682
Pension and postretirement benefit obligations—current portion	6,787	6,416
Restructuring reserves	4,637	13,599
Other	21,248	22,366

Total	$111,713	$110,156

7.    Income Taxes

Income (loss) from continuing operations before income taxes was as follows:

	Years Ended March 31,
	2002	2001	2000
United States operations	$58,862	$(4,872)	$13,916
Non-United States operations	14,475	10,629	2,996

	$73,337	$5,757	$16,912

The components of the provision for income taxes consisted of the following:

	Years Ended March 31,
	2002	2001	2000
Current provision:
United States federal	$8,393	$(992)	$(2,020)
United States state and local	2,855	1,634	2,492
Non-United States	3,021	2,146	1,898

Total current provision	14,269	2,788	2,370
Deferred expense	12,866	1,652	4,057

Total provision for income taxes	$27,135	$4,440	$6,427

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory rate as follows:

	Years Ended March 31,
	2002	2001	2000
Tax computed at the United States federal statutory tax rate	$25,668	$2,015	$5,919
(Reduction) increase of income tax accruals	(366)	1,151	(2,081)
State and local taxes, net of federal income tax benefit	1,856	1,062	1,024
Goodwill	985	2,220	1,041
Difference in non-United States tax rates	(2,045)	(1,574)	526
All other, net	1,037	(434)	(2)

Total provision for income taxes	$27,135	$4,440	$6,427

The significant components of the net deferred tax assets recorded in the accompanying consolidated balance sheets were as follows:

	March 31,
	2002	2001
Net Deferred Tax Assets
Post-retirement benefit accrual	$16,298	$17,212
Net operating loss carryforwards	2,378	4,268
Accrued expenses and other	22,705	21,142
Plant and equipment	(30,589)	(21,225)
Intangibles	(4,688)	(3,116)
Inventory and other	(3,096)	(517)
Valuation allowance	(2,378)	(4,268)

Total net deferred tax assets	$630	$13,496

For tax return purposes, certain non-United States subsidiaries had operating loss carryforward benefits of $2,378, of which $440 expire at various dates beginning in 2002. The remaining benefit relates to amounts that can be carried forward indefinitely. A valuation allowance has been applied to these net operating loss carryforwards as the Company anticipates that it may not receive future benefit for all of these carryforwards.

At March 31, 2002, cumulative undistributed earnings of non-United States subsidiaries included in consolidated retained earnings amounted to $52,428. These earnings are indefinitely reinvested in non-United States operations. Accordingly, no provision has been made for taxes related to such earnings, nor is it practicable to determine the amount of this liability.

8.    Benefit Plans

The Company has non-contributory pension plans covering certain manufacturing and plant administrative personnel as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. Benefits are determined based on the employee’s years of service and compensation. The Company’s plans are funded in conformity with the funding requirements of applicable government regulations. All pension plans covering United States operations have been closed to entrance by new participants. Plan assets are invested in mutual funds as directed by the Plan’s trustee.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to providing pension benefits to certain employees, the Company sponsors an unfunded postretirement medical benefit plan for a group of employees comprised substantially of the same employees who receive pension benefits. Benefits under this plan include retiree life insurance, retiree medical insurance, and Medicare supplement coverage. This plan has certain retiree contributions such as deductibles. Covered employees are generally eligible for these benefits when they have reached 55 years of age and 10 years of service.

The Company also maintains a defined contribution plan for eligible employees. The Company provides a match on a specified portion of an employee’s contribution as approved by the board of directors. The defined contribution plan’s assets are held in trust and invested as directed by the plan participants. As of March 31, 2002, the plan owned 1.8 million shares of the Company’s common stock with a fair value of $37,719. The aggregate fair value of plan assets was $161,739 as of March 31, 2002. The Company paid no dividends to the plan for the year ended March 31, 2002. The Company’s contributions to defined contribution plans were $3,942, $3,798, and $3,818 for the years ended March 31, 2002, 2001, and 2000, respectively.

The following table sets forth the funded status and amounts recognized in the accompanying consolidated balance sheets for the Company’s defined benefit plans:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$39,598	$41,696	$58,768	$57,446
Service cost	798	883	526	452
Interest cost	2,895	2,722	4,238	3,876
Actuarial loss (gain)	727	(2,352)	4,138	759
Benefits paid	(2,650)	(2,416)	(3,999)	(3,765)
Plan curtailments	—	(208)	—	—
Settlements	—	(727)	—	—

Benefit obligation at end of year	$41,368	$39,598	$63,671	$58,768

Change in plan assets:
Fair value of plan assets at the beginning of year	$37,501	$46,677	$—	$—
Actual return (loss) on plan assets	216	(5,878)	—	—
Employer contribution	—	—	3,999	3,765
Benefits paid	(2,648)	(2,583)	(3,999)	(3,765)
Settlement	—	(715)	—	—

Fair value of plan assets at the end of year	$35,069	$37,501	$—	$—

Funded status of the plan	$(6,299)	$(2,097)	$(63,671)	$(58,768)
Unamortized transition amount	(844)	(955)	—	—
Unamortized prior service cost	2,160	2,448	(162)	(359)
Unamortized loss	3,776	491	12,580	9,159

Net accrued benefit cost	$(1,207)	$(113)	$(51,253)	$(49,968)

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic cost of the Company’s defined benefit plans includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$798	$883	$968	$526	$452	$487
Interest cost	2,895	2,722	2,708	4,238	3,876	3,476
Expected return on plan assets	(2,884)	(3,571)	(3,478)	—	—	—
Effect of settlement	—	(152)	(131)	—	—	—
Net amortization and deferral	285	(1,132)	(731)	520	504	297

Net periodic cost (benefit)	$1,094	$(1,250)	$(664)	$5,284	$4,832	$4,260

The assumptions used in the measurement of actuarial present value of the projected benefit obligations for the Company’s pension plans are shown in the following table:

	2002	2001	2000
Actuarial assumptions:
Discount rate	7.5%	7.5%	7.0%
Expected long-term return on plan assets	8.0%	8.0%	8.0%

Unrecognized gains and losses and the initial net pension asset are amortized over a fifteen-year period. The projected benefit obligation applicable to pension plans with accumulated benefit obligations in excess of plan assets was $38,609 and $36,996 at March 31, 2002 and 2001, respectively. The accumulated benefit obligations related to these plans was $37,730 and $35,990 while the fair value of the related plan assets were $31,317 and $33,530 at March 31, 2002 and 2001, respectively. As of March 31, 2002, the Company had recorded an intangible asset of $2,113 in recognition of unrecognized prior service cost, other comprehensive loss of $1,038, (net of taxes of $609), and an additional minimum liability of $3,760 in connection with these plans on the accompanying consolidated balance sheets. As of March 31, 2002 the Company accrued $6,531 of accrued pension costs related to plans that have accumulated benefit obligations in excess of plan assets. As of March 31, 2002, the Company has recorded $1,564 of prepaid pension cost related to pension plans that have plan assets in excess of the projected benefit obligations.

The Company has made actuarial assumptions regarding healthcare costs in computing its postretirement benefit obligation. The assumed rates of increase generally decline ratably over an eight-year period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate noted below. The Company experienced an actuarial loss of $4,138 during fiscal 2002 due to a larger than expected increase in per capita prescription drug costs. The Company utilizes the corridor approach for the amortization of actuarial gains and losses. Therefore, actuarial gains and losses in excess of 10% of the benefit obligation are amortized over the average expected working lifetime of plan participants of approximately 12 years. The liability for the other postretirement benefit obligation, less current portions of $4,000 as of March 31, 2002 and 2001 were included in other long-term liabilities on the accompanying consolidated balance sheets.

The assumptions used in the measurement of the actuarial present value of the projected benefit obligation for the Company’s postretirement medical benefit plan are shown in the following table:

	2002	2001	2000
Actuarial assumptions:
Discount rate	7.5%	7.5%	7.0%
Healthcare cost trend rate—medical	9.0%	9.0%	8.0%
Healthcare cost trend rate—prescription drug	13.0%	12.0%	12.0%
Long-term healthcare cost trend rate	5.0%	5.0%	5.0%

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A one percent annual change in the assumed healthcare cost trend rate (including medical, prescription drug and long-term rates) would have the following effect:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$585	$(494)
Effect on post-retirement benefit obligation	$6,067	$(5,173)

9.    Non-recurring Transactions

Fiscal 2001 Charge

The Company concluded its review of manufacturing, service, and support functions during the fourth quarter of fiscal 2001. Those efforts were used to identify opportunities for efficiency and productivity improvements beyond those initiated during the fourth quarter of fiscal 2000. As a result of this review and the related plan to initiate improvements in those and other functions, a non-recurring charge of $41,476 ($28,204 net of tax, or $0.41 per diluted share) was recorded. This charge primarily related to plans for manufacturing consolidations, up-grading of the Company’s service, sales, and distribution organizations, and associated workforce reductions. The implementation of these actions began in the fourth quarter of fiscal 2001 and resulted in a reduction of approximately 335 employees in the manufacturing and support functions by the end of the fourth quarter of fiscal 2002. Of the $41,476 charge, $21,510 was charged to cost of products sold and $19,966 was charged to selling, general, and administrative expenses in the consolidated statement of income.

The charge to cost of products sold included $10,923 for inventory write-downs and asset disposals relating to the restructuring of the Company’s production, distribution, service, and sales activities. The charge to cost of products sold also included $10,587 for the consolidation of manufacturing operations. The Company’s production operations in Medina, Ohio were consolidated into the Company’s Montgomery, Alabama facility in August 2001. The Company’s two St. Louis, Missouri manufacturing facilities were consolidated into one facility in March 2002. The consolidation costs primarily included severance and property abandonment costs.

The charge to selling, general, and administrative expenses included $10,163 to write-off goodwill related to purchased product lines that the Company discontinued. The remaining $9,803 was composed of severance and asset write-offs related to portions of the sales, service, and distribution organizations.

Reductions to the restructuring reserves during fiscal 2002 related primarily to employee severance payments and asset disposals. The restructuring reserves were relieved of approximately $1,000 in the third quarter of fiscal 2002 as the final property disposal costs from the Medina, Ohio facility were less than originally anticipated. This adjustment was recorded as a reduction of costs of products sold on the accompanying consolidated statement of income. The restructuring reserves were increased by approximately $2,600 during the fourth quarter of fiscal 2002 for additional severance costs. The charge related to this accrual was recorded in selling, general, and administrative expenses on the accompanying consolidated statement of income. The Company has substantially completed all aspects of the operational changes related to the fiscal 2001 non-recurring charge. Restructuring reserves of $4,223 and $12,774 remained as of March 31, 2002 and 2001, respectively, primarily related to severance obligations.

Fiscal 2000 Charge

The Company performed a review of certain manufacturing and support functions during the fourth quarter of fiscal 2000. The review of manufacturing operations included an outside consultant’s study and evaluation of

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manufacturing practices at several manufacturing plants. As a result of the review and study performed and the related plan to initiate improvements in these and other functions, a non-recurring charge of $39,722 ($24,628 net of tax, or $0.36 per diluted share) was recorded in the fourth quarter. This charge primarily related to plans for manufacturing consolidations, productivity improvements in both manufacturing and support functions, restructuring of the remanufactured equipment business, and associated workforce reductions. The implementation of these actions resulted in a reduction of approximately 200 employees in the manufacturing and support functions beginning in early fiscal 2001. Of the $39,722 charge, $24,808 was charged to cost of products sold and $14,914 was charged to selling, general, and administrative expenses in the consolidated statement of income.

The charge to cost of products sold included $19,349 for inventory write-downs and disposals relating to the restructuring of the Company’s remanufactured equipment business as well as improvements to production flows and facility restructurings to align with revised strategic plans. The charge to cost of products sold also included $5,459 for closing the Company’s sterility assurance production operations in North Carolina, which were consolidated into a dedicated facility in Mentor, Ohio. Costs to close the facility included write-downs in inventory, lease termination costs, severance, property abandonment, and other miscellaneous costs. The Company completed the consolidation in fiscal 2001.

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

The Company has completed all aspects of the operational changes related to the fiscal 2000 non-recurring charge. An accrual of $825 remained as of March 31, 2001. The remaining reserve related to final settlement of certain lease obligations associated with the charge as well as remaining severance obligations. During fiscal 2002, $411 of lease and severance payments were recorded as reductions to the accrual. The remaining balance as of March 31, 2002 was $414, which represented remaining lease and severance payments.

10.    Commitments and Contingencies

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

As of March 31, 2002 and 2001, the Company was contingently liable in the amount of $29,768 and $29,518, respectively, under standby letters of credit and guarantees. Approximately $11,330 and $11,743, respectively, of the totals at March 31, 2002 and 2001 relate to letters of credit required as security under the Company’s self-insured risk retention policies. The remaining balance in each year relates to performance bonds on long-term contracts.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Business Segment Information

The Company operates in a single business segment. The following is information about the Company’s operations by geographic area:

	Years Ended March 31,
	2002	2001	2000
Net revenues
United States	$733,560	$675,347	$633,295
Non-United States	133,137	124,740	127,331

Total net revenues	$866,697	$800,087	$760,626

Long-lived assets
United States	$310,778	$295,245	$289,091
Non-United States	23,328	21,612	21,025

Total long-lived assets	$334,106	$316,857	$310,116

Long-lived assets are those assets that are identified with the operations in each geographic area including property, plant, and equipment and other assets. Net revenues are based on the location of these operations and their customers. During the year ended March 31, 2002, revenues from a single customer did not aggregate to one and one half percent or more of total net revenues. Net revenues by principal market are as follows:

	Years Ended March 31,
	2002	2001	2000
Healthcare	$607,638	$566,567	$557,686
Scientific and Industrial	259,059	233,520	202,940

Total net revenues	$866,697	$800,087	$760,626

12.    Common Shares

Basic earnings per share is based on weighted average Common Shares outstanding. Diluted earnings per share is based on the weighted average Common Shares plus the dilutive effect of common stock options calculated using the treasury stock method. The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Years Ended March 31,
	2002	2001	2000
	(in thousands)
Weighted average Common Shares outstanding—basic	69,163	67,946	67,489
Dilutive effect of common stock options	1,444	1,035	1,078

Weighted average Common Shares and equivalents—diluted	70,607	68,981	68,567

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase the following number of shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price for the common shares during the period:

	Years Ended March 31,
	2002	2001	2000
Number of common stock options	1,087,545	1,618,657	3,312,595
Weighted average exercise price	$27.28	$25.15	$20.38

The Company has granted nonqualified stock options to certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

Following is a summary of option share information:

	Shares	Weighted Average Price	Fair Value
March 31, 1999	6,573,104	$13.07
Granted	1,494,920	11.49	$6.17
Exercised	(1,010,273)	4.21
Canceled	(443,403)	25.15

March 31, 2000	6,614,348	13.25
Granted	1,476,200	9.27	4.34
Exercised	(1,223,487)	4.21
Canceled	(664,398)	18.06

March 31, 2001	6,202,663	13.58
Granted	1,340,640	14.61	6.46
Exercised	(785,745)	8.21
Canceled	(528,161)	16.52

March 31, 2002	6,229,397	14.22

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares available for future grants were 2,894,182 at March 31, 2002. At March 31, 2002, the range and weighted average per share exercise prices of options outstanding and exercisable, and the weighted average remaining contract life, were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Option Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Years)	Option Shares	Weighted Average Exercise Price
$ 3.81—$ 9.00	1,602,959	$7.74	6.1	780,994	$6.42
$ 9.01—$13.45	2,787,363	12.09	6.8	1,397,716	11.90
$13.46—$18.25	369,280	15.61	7.2	190,905	14.50
$18.26—$30.66	1,469,795	24.98	6.0	1,261,720	24.46

	6,229,397	14.22	6.5	3,631,335	15.22

At March 31, 2001, options with an average exercise price of $14.08 were exercisable on 3,564,734 shares; at March 31, 2000, options with a weighted average exercise price of $10.85 were exercisable on 3,978,843 shares.

Had the compensation cost for the stock options granted in fiscal 2002, 2001, and 2000 been determined based on the value at the grant date consistent with the fair value method, the Company’s net income and earnings per share would have been reduced as indicated below:

	Years Ended March 31,
	2002	2001	2000
Net income (loss):
As reported	$46,202	$1,317	$10,485
Pro forma	$41,224	$(4,755)	$5,856

Earnings (loss) per share:
Basic:
As reported	$0.67	$0.02	$0.16
Pro forma	$0.60	$(0.07)	$0.09
Diluted:
As reported	$0.65	$0.02	$0.15
Pro forma	$0.58	$(0.07)	$0.08

Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for the years ended March 31, 2002, 2001, and 2000: risk-free interest rate of 3.75% to 6.1%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

A former executive officer of the Company had an outstanding balance on a loan originally made during fiscal year 1997 in connection with the exercise of 373,000 options by the officer. The loan was evidenced by a full recourse promissory note, which had a stated interest rate of 5.7% per annum, and was repayable in a lump sum on or before February 28, 2002. The officer subsequently entered into an employment agreement with the Company that provided, among other things, that if the officer observed all obligations thereunder through February 28, 2002, the loan and all accrued interest thereon would be forgiven by the Company. As of March 31, 2001, the note value was fully reserved. In addition, the employment agreement provided that, upon the request of the officer, made at any time between July 21, 2001 and February 28, 2002, the Company would

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase from the officer at a purchase price of $15.00 per share in cash, up to 600,000 of the Company’s Common Shares that were owned by the officer on June 19, 2000. During fiscal 2002, the obligations under the employment agreement were satisfied, the loan was forgiven, and the put option held by the former executive expired.

Under a Shareholder Rights Agreement, one Common Share Purchase Right (“Right”) is attached to each outstanding Common Share. Each Right is exercisable only if a person or group acquires 15% or more of the outstanding Common Shares. If the Rights become exercisable, each Right will entitle the holder (other than the acquiring person or group) to acquire one Common Share for an exercise price of $.50 per share. The Rights will expire on November 7, 2006, unless redeemed earlier at one half cent per Right.

13.    Business Combinations

During the third quarter of fiscal 2002, the Company completed the acquisition, for cash, of American Table Manufacturing, Inc., a surgical table manufacturer. The acquisition was accounted for as a purchase transaction and resulted in goodwill that will not be amortized in accordance with the requirements of SFAS 142. The acquisition did not have a material effect on the operations of the Company.

During the second quarter of fiscal 2000, the Company completed two acquisitions to extend the capabilities of STERIS’s Scientific and Industrial Group. The assets of Quality Sterilization Services, a contract sterilization business located near Minneapolis, Minnesota, were acquired for cash to expand STERIS’s network of contract sterilization and microbial reduction services in North America. FoodLabs, Inc., based in Manhattan, Kansas, was acquired utilizing a stock transaction. The acquisitions were accounted for as purchase transactions and did not have a material effect on the operations of the Company.

14.    Quarterly Data (Unaudited)

	Quarters Ended
	March 31	December 31	September 30	June 30
Fiscal 2002
Net revenues	$244,593	$218,637	$206,393	$197,074
Gross profit	100,469	88,845	84,674	81,213
Percentage of revenues	41%	41%	41%	41%

Net income	$18,597	$14,003	$9,219	$4,383

Net income per share—basic(1)	$0.27	$0.20	$0.13	$0.06

Net income per share—diluted	$0.26	$0.20	$0.13	$0.06

Fiscal 2001
Net revenues	$218,631	$204,465	$193,178	$183,813
Gross profit	70,097	86,160	81,216	73,985
Percentage of revenues	32%	42%	42%	40%

Net (loss) income	$(16,626)	$10,391	$6,724	$828

Net (loss) income per share—basic	$(0.24)	$0.15	$0.10	$0.01

Net (loss) income per share—diluted	$(0.24)	$0.15	$0.10	$0.01

Refer to Note 9—Non-recurring Transactions regarding fourth quarter fiscal 2001 charges.

(1)
The net income per share for the quarters does not equal net income per share for the year due to differentials in the impact of quarterly and annual weighted new stock issuances on the weighted average number of Common Shares outstanding for each respective period.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

COL. A	COL. B	COL. C	COL.D	COL. E	COL. F
		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions(1)	Balance at End of Period
Year ended March 31, 2002
Deducted from asset accounts:
Allowance for trade accounts receivable(2)	$9,006	$1,030	$—	$2,005	$8,031

Year ended March 31, 2001
Deducted from asset accounts:
Allowance for trade accounts receivable(2)	$11,121	$395	$—	$2,510	$9,006

Year ended March 31, 2000
Deducted from asset accounts:
Allowance for trade accounts receivable(2)	$13,322	$973	$—	$3,174	$11,121

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Net allowance for doubtful accounts and allowance for sales and returns.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The Company incorporates herein by reference the information appearing under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 20, 2002.

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

Item 11.     Executive Compensation

The Company incorporates herein by reference the information appearing under the caption “Compensation of Executive Officers” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 20, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The Company incorporates herein by reference the information appearing under the caption “Ownership of Voting Securities” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 20, 2002.

Item 13.     Certain Relationships and Related Transactions

The Company incorporates herein by reference the information appearing under the caption “Compensation of Executive Officers” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 20, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

(a) (1)  The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets—March 31, 2002 and 2001.

Consolidated Statements of Income—Years ended March 31, 2002, 2001, and 2000.

Consolidated Statements of Cash Flows—Years ended March 31, 2002, 2001, and 2000.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2002, 2001, and 2000.

Notes to Consolidated Financial Statements—Years Ended March 31, 2002 and 2001.

(a) (2)  The following financial statement schedule of STERIS Corporation and subsidiaries is included in Item 8:

Schedule II—Valuation and Qualifying Accounts

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

4.3
Amendment No. 1, dated June 7, 2002, to Amend and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002, and incorporated herein by reference).

10.1	Amended Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 23, 1992, and incorporated herein by reference).*

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 99 to the Registration Statement on Form S-8 filed April 21, 1995, and incorporated herein by reference).*

10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan.*

10.4
Amsco International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement of Amsco International, Inc. on Form S-8, Registration No. 33-79566, filed on June 2, 1994).*

Exhibit Number	Exhibit Description

10.5	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.14 to Form 10-K filed for the fiscal year ended March 31, 1998, and incorporated herein by reference).*

10.6	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference).*

10.7	Management Incentive Compensation Plan Fiscal Year 2003.*

10.8	Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference).*

10.9	Change of Control Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.18 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).*

10.10
Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Mr. Vinney (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999, and incorporated herein by reference).*

10.11	Employment Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.21 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).*

10.12	Credit Agreement, dated March 28, 2002, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent (first effective in fiscal year 2002).*

21.1	Subsidiaries of STERIS Corporation.

23.1	Consent of Independent Auditors.

24.1	Power of Attorney.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K for the fiscal year ended March 31, 2002.

STERIS or its subsidiaries are parties to several indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the Securities and Exchange Commission upon request.

(b)  Reports on Form 8-K

No Current Reports on Form 8-K were filed by STERIS during the fourth quarter of fiscal 2002. After the end of the fourth quarter of fiscal 2002, STERIS filed a Current Report on Form 8-K attaching Amendment No. 1 (the “Amendment”), dated June 7, 2002, to the Amended and Restated Rights Agreement, dated January 21, 1999, between the Company and National City Bank (successor to Harris Trust and Savings Bank), as rights agent (the “Rights Agreement”). The Amendment provides, among other things, that if the Directors of the Company determine that a person or group that would otherwise become an “Acquiring Person” (as defined by the Rights Agreement) has become such inadvertently, and such person divests as promptly as possible a sufficient number of shares so that the person would no longer be an “Acquiring Person,” then such person shall not be deemed to be an Acquiring Person for any purposes of the Rights Agreement.

(c)  Exhibits

The response to this portion of Item 14 is included under (a) (3) of this Item 14.

(d)  Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS CORPORATION (Registrant)

By:	/s/ LAURIE BRLAS
Laurie Brlas Senior Vice President and Chief Financial Officer

June 20, 2002

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

STERIS CORPORATION (Registrant)

By:	/s/ MARK D. MCGINLEY
Mark D. McGinley Attorney-in-Fact

June 20, 2002