Form 10-Q
period 2002-06-30
STERIS CORP
filed 2002-08-13
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

Commission file number 0-20165

STERIS Corporation
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1482024 (IRS Employer Identification No.)

5960 Heisley Road, Mentor, Ohio 44060-1834 (Address of principal executive offices)	440-354-2600 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

The number of Common Shares outstanding as of July 31, 2002: 68,873,103

STERIS Corporation

SIGNATURE	19

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2002	March 31, 2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,272	$12,424
Accounts receivable (net of allowances of $7,901 and $8,031, respectively)	181,746	196,631
Inventories	85,354	77,922
Current portion of deferred income taxes	20,087	20,011
Prepaid expenses and other assets	9,661	9,656

Total current assets	307,120	316,644

Property, plant, and equipment, net	331,162	328,329
Intangibles, net	193,543	190,822
Other assets	3,189	5,777

Total assets	$835,014	$841,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term indebtedness	$2,172	$1,663
Accounts payable	43,276	56,734
Accrued income taxes	21,503	20,067
Amount payable for purchase of treasury shares	16,070	—
Accrued expenses and other	86,491	91,646

Total current liabilities	169,512	170,110
Long-term indebtedness	104,448	115,228
Deferred income taxes	19,381	19,381
Other liabilities	50,898	49,708

Total liabilities	344,239	354,427
Shareholders’ equity:
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value; 300,000 shares authorized; issued and outstanding shares of 68,868 and 69,466, respectively	211,174	223,244
Retained earnings	290,701	277,867
Accumulated other comprehensive loss:
Minimum pension liability	(1,038)	(1,038)
Cumulative foreign currency translation adjustment	(10,062)	(12,928)

Total shareholders’ equity	490,775	487,145

Total liabilities and shareholders’ equity	$835,014	$841,572

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,

	2002	2001

Net revenues:
Product	$154,760	$135,843
Service	66,591	61,231

Total net revenues	221,351	197,074

Cost of revenues:
Product	90,666	80,061
Service	38,871	35,800

Total cost of revenues:	129,537	115,861
Gross profit	91,814	81,213

Operating expenses:
Selling, general, and administrative	66,249	64,802
Research and development	4,972	6,292

	71,221	71,094

Income from operations	20,593	10,119
Interest expense, net	540	3,162

Income before income taxes	20,053	6,957
Income tax expense	7,219	2,574

Net income	$12,834	$4,383

Net income per share - basic	$0.18	$0.06

Net income per share - diluted	$0.18	$0.06

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,

	2002	2001

Operating activities
Net income	$12,834	$4,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,251	11,884
Deferred income taxes	(76)	—
Other items	3,256	1,227
Changes in operating assets and liabilities:
Accounts receivable	15,826	22,690
Inventories	(7,432)	(8,237)
Other current assets	60	520
Accounts payable	(14,073)	(2,955)
Accrued expenses and other, net	(5,006)	(1,694)

Net cash provided by operating activities	16,640	27,818

Investing activities
Purchases of property, plant, equipment, and patents	(10,422)	(10,748)
Proceeds from sales of assets	(140)	—

Net cash used for investing activities	(10,562)	(10,748)

Financing activities
Payments on long-term obligations	(143)	(113)
Payments under credit facility	(13,000)	(35,500)
Stock option and other equity transactions	2,563	1,318

Net cash used for financing activities	(10,580)	(34,295)
Effect of exchange rate changes on cash and cash equivalents	2,350	(276)

Decrease in cash and cash equivalents	(2,152)	(17,501)
Cash and cash equivalents at beginning of period	12,424	24,710

Cash and cash equivalents at end of period	$10,272	$7,209

See notes to consolidated financial statements.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended
June 30, 2002 and 2001
(dollars in thousands, except per share amounts)

Significant Accounting and Reporting Policies

1. Reporting Entity

            STERIS Corporation (the “Company” or “STERIS”) develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and medical and therapy support systems, products, services, and technologies for healthcare, scientific, research, and industrial customers throughout the world. The Company has over 4,500 employees worldwide, with approximately 1,700 involved in direct sales, service, and field support. Customer support facilities are located in several major global market centers with manufacturing operations in the United States, Australia, Canada, Germany, Finland, and Sweden. STERIS operates in a single business segment.

2. Basis of Presentation

            The Company’s unaudited consolidated financial statements for the three months ended June 30, 2002 and June 30, 2001 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2002 which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2002, and in management’s opinion contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K referred to above. The consolidated balance sheet at March 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the Company’s prior year financial statements to conform to the current year classification.

3. Recently Issued Accounting Standards

            In June 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method and establishes criteria to be used in the determining whether acquired intangible assets are to be separated from goodwill.

SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and requires periodic tests for impairment of these assets. SFAS 142 requires the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The Company has conducted valuations of its reporting units, and based on these valuations, the Company has concluded that goodwill is not impaired.

The Company adopted SFAS 141 and SFAS 142 on April 1, 2002. The following table reflects the reconciliation of reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended
June 30, 2002 and 2001
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,

	2002	2001

Net income:
Reported net income	$12,834	$4,383
Add back: Goodwill amortization, net of tax	—	1,320

Adjusted net income	$12,834	$5,703

Net income per share:
Basic:
Reported net income per share – basic	$0.18	$0.06
Add back: Goodwill amortization, net of tax	—	0.02

Adjusted net income per share – basic	$0.18	$0.08

Diluted:
Reported net income per share – diluted	$0.18	$0.06
Add back: Goodwill amortization, net of tax	—	0.02

Adjusted net income per share – diluted	$0.18	$0.08

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

            In October 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) was issued. The Company adopted SFAS 144 on April 1, 2002 and the impact of the adoption on the Company’s consolidated financial statements was not considered material.

4. Earnings per Share

The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Three Months Ended June 30,

	2002	2001

	(in thousands)
Weighted average Common Shares outstanding – basic	69,638	68,752
Dilutive effect of stock options	1,443	1,378

Weighted average Common Shares and equivalents – diluted	71,081	70,130

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended
June 30, 2002 and 2001
(dollars in thousands, except per share amounts)

5. Comprehensive Income

            Comprehensive income amounted to $15,700 and $3,930, net of tax, for the three months ended June 30, 2002 and 2001, respectively. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative foreign currency translation adjustment.

6. Inventories

            Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventory costs include material, labor, and overhead. Inventories were as follows:

	June 30, 2002	March 31, 2002

Raw material	$23,647	$22,746

Work in process	37,064	26,503

Finished goods	24,643	28,673

Total Inventories	$85,354	$77,922

7. Non-recurring Transactions

Fiscal 2001 Charge

            The Company concluded its review of manufacturing, service, and support functions during the fourth quarter of fiscal 2001. Those efforts were used to identify opportunities for efficiency and productivity improvements beyond those initiated during the fourth quarter of fiscal 2000. As a result of this review and the related plan to initiate improvements in those and other functions, a non-recurring charge of $41,476 ($28,204 net of tax, or $0.41 per diluted share) was recorded. This charge primarily related to plans for manufacturing consolidations, upgrading of the Company’s service, sales, and distribution organizations, and associated workforce reductions. The implementation of these actions began in the fourth quarter of fiscal 2001 and resulted in a reduction of approximately 335 employees in the manufacturing and support functions by the end of the fourth quarter of fiscal 2002. Of the $41,476 charge, $21,510 was charged to cost of products sold and $19,966 was charged to selling, general, and administrative expenses in the consolidated statement of income.

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

            The charge to selling, general, and administrative expenses included $10,163 to write off goodwill related to purchased product lines that the Company discontinued. The remaining $9,803 was composed of severance and asset write-offs related to portions of the sales, service, and distribution organizations.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended
June 30, 2002 and 2001
(dollars in thousands, except per share amounts)

            Reductions to the restructuring reserves during the first quarter of fiscal 2003 related to employee severance payments of $594 and other payments and adjustments. The Company paid $555 in settlement of pension liabilities for terminated employees. The restructuring reserves were reduced by approximately $636 in the first quarter of fiscal 2003 as the Company received a favorable ruling regarding certain salary continuation benefits accrued for terminated union employees. This adjustment was recorded as a reduction of costs of products sold on the accompanying consolidated statement of income for the first quarter of fiscal 2003. Restructuring reserves of $2,438 and $4,223 remained as of June 30, and March 31, 2002, respectively, primarily related to severance obligations.

Fiscal 2000 Charge

            The Company performed a review of certain manufacturing and support functions during the fourth quarter of fiscal 2000. The review of manufacturing operations included an outside consultant’s study and evaluation of manufacturing practices at several manufacturing plants. As a result of the review and study performed and the related plan to initiate improvements in these and other functions, a nonrecurring charge of $39,722 ($24,628 net of tax, or $0.36 per diluted share) was recorded in the fourth quarter of fiscal 2000. The Company has completed all aspects of the operational changes related to the fiscal 2000 nonrecurring charge.

            Reductions to the restructuring reserves during the first quarter of fiscal 2003 related primarily to employee severance and lease payments of $154. The Restructuring reserves of $260 and $414 remained as of June 30, and March 31, 2002, respectively, primarily related to severance obligations.

8. Contingencies

            There are various pending lawsuits and claims arising out of the conduct of STERIS’s business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS’s consolidated financial position or results of operations taken as a whole. STERIS presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent.

9. Business Segment Information

            The Company operates in a single business segment. The following is information about the Company’s operations by geographic area:

	Three Months Ended June 30,

	2002	2001

Net Revenues
United States	$183,386	$168,275
Non-United States	37,965	28,799

Total Net Revenues	$221,351	$197,074

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended
June 30, 2002 and 2001
(dollars in thousands, except per share amounts)

            During the quarters ended June 30, 2002 and 2001, no revenues from a single customer represented more than one and one half percent of total net revenues. Revenues by principal customer group are as follows:

	Three Months Ended June 30,

	2002	2001

Net Revenues
Healthcare	$154,639	$138,279
Scientific and Industrial	66,712	58,795

Total Net Revenues	$221,351	$197,074

10. Treasury Shares

            On January 30, 1997, the Company announced that it’s Board of Directors had authorized the periodic repurchase of up to 6.0 million STERIS Common Shares (adjusted for a 2-for-1 stock split on August 24, 1998) in the open market. As of March 31, 2002, the Company had purchased and subsequently reissued 3.7 million STERIS Common Shares.

            On June 27, 2002, the Company purchased 0.9 million Common Shares at an average purchase price of $17.86 per Common Share. The purchase transaction did not settle until July 2, 2002, and therefore a current liability for the settlement of the purchase of $16,070 has been recorded in the accompanying consolidated balance sheet.

            On July 24, 2002 the Company announced that it’s Board of Directors had authorized the purchase of up to 3.0 million STERIS Common Shares in the open market and in private transactions. The shares may be used for the Company’s employee benefit plans or for general corporate purposes. This share repurchase authorization replaced the existing authorization from which 1.4 million had remained available.

            On July 25, 2002, the Company amended its unsecured $325,000 Revolving Credit Facility (the “Facility”) to allow for the repurchase of Common Shares for an amount up to $125,000 from June 27, 2002 to October 25, 2002. The amendment also modifies the definition of “consolidated net worth” for the purposes of certain covenant calculations to exclude any reductions to shareholders’ equity resulting from the repurchase of Common Shares during this time period.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
STERIS Corporation

            We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of income and cash flows for the three months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

            We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2002 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated April 23, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio July 22, 2002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

            During the first quarter of fiscal 2003, the Company delivered improved financial results based on more efficient operations, a stronger financial position, and core customer demand. Revenues for the first quarter of fiscal 2003 increased 12% to $221.4 million as compared to first quarter fiscal 2002 revenues of $197.1 million. Gross margin percentages increased to 41.5% for the first quarter of fiscal 2003 from 41.2% in the first quarter of fiscal 2002. Operating expenses for the first quarter of fiscal 2003 decreased as a percentage of revenues to 32.2% as compared to 36.1% in the comparable quarter of fiscal 2002. Net income for the first quarter of fiscal 2003 increased to $12.8 million, or $0.18 per diluted share, compared with first quarter fiscal 2002 net income of $4.4 million, or $0.06 per diluted share.

Results of Operations

Net Revenues and Cost of Products Sold

	Three Months Ended June 30,		Increase

	2002	2001	Dollar	Percentage

	(in thousands, except percentages)
Healthcare	$154,639	$138,279	$16,360	12%
Scientific and Industrial	66,712	58,795	7,917	13%

Total Net Revenues	221,351	197,074	24,277	12%
Cost of Products Sold	129,537	115,861	13,676	12%

Gross Margin	$91,814	$81,213	$10,601

Gross Margin Percentage	41.5%	41.2%

            The increase in Healthcare revenues for the first quarter of fiscal 2003 reflected stronger demand from U.S. hospitals, particularly for capital equipment. The Company believes stronger capital spending is due to the upgrade of aging facilities and equipment as well as new building to accommodate growing patient needs. The increase in Scientific and Industrial revenues reflected stronger demand primarily from pharmaceutical production and lab research customers, particularly in Europe. The Company continues to address capacity constraints with expansion projects at three facilities and is achieving improved throughput.

            Net revenues for the first quarter of fiscal 2003 from capital goods were $100.1 million, or 45.2% of consolidated revenues, as compared to $85.9 million, or 43.6%, in the first quarter of fiscal 2002. For the reasons stated above, net revenues from capital goods increased $14.2 million, or 16.6%, for the first quarter of fiscal 2003 as compared to the comparable quarter in fiscal 2002. Revenues from consumables and services contributed $121.3 million, or 54.8% of total revenues, for the first quarter of fiscal 2003 compared to $111.2 million, or 56.4% of total revenues, in the comparable prior year quarter. Revenues from consumables and services increased $10.1 million, or 9.0%, for the first quarter of fiscal 2003 as compared to the prior year quarter due to an increase in the installed base of capital equipment as well as incremental revenues related to a long-term contract to service infection prevent ion and decontamination equipment for a division of a Fortune 500 Company not present in the prior year quarter’s results.

            United States revenues for the first quarter of fiscal 2003 were $183.4 million, or 82.8% of total revenues, with $38.0 million, or 17.2%, from international markets. United States revenues for the first quarter of fiscal 2002 were $168.3 million, or 85.4% of total revenues, with $28.8 million, or 14.6%, from international markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

            Cost of products sold for the first quarter of fiscal 2003 increased by 12% to $129.5 million compared to $115.9 million for the comparable period in fiscal 2002. The cost of products sold as a percentage of revenues was 58.5% in the first quarter of fiscal 2003 compared to 58.8% in the first quarter of fiscal 2002. The corresponding gross margin percentages were 41.5% and 41.2% for the first quarters of fiscal 2003 and 2002, respectively. Gross margins were favorably impacted by higher than anticipated gross margins in the Company’s Healthcare group of $3.8 million, or 1.7% and other efficiency gains of $0.6 million or 0.3%. These margin increases were driven by volume related efficiencies. The efficiencies gained in the Healthcare group were partially offset by lower than anticipated gross margins in the Company’s Scientific and Industrial group of $2.0 million, or 0.9%. These lower than anticipated margins were largely due to a product mix weighted towards large capital systems, which typically carry relatively lower gross margins. Additionally, the Company provided for approximately $2.6 million, or 1.1%, of inventory obsolescence related to products that are at the end of their respective life cycles. During the first quarter of fiscal 2003, the Company reduced restructuring reserves by $0.6 million, or 0.3%, from the restructuring reserves related to the fiscal 2001 charge for the settlement of salary continuation benefits.

Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)

	2002	2001	Dollars	Percentage

	(in thousands, except percentages)
Selling, general, and administrative	$66,249	$64,802	$1,447	2%
Research and development	4,972	6,292	(1,320)	-21%

Total	$71,221	$71,094	$127	0%

            Selling, general, and administrative expenses as a percent of revenues were 30.0% and 32.8% in the first quarters of fiscal 2003 and 2002, respectively, as management continued its focus on controlling costs while supporting revenue growth.

            Selling, general, and administrative expenses increased as a result of increased compensation of $1.7 million, increased provisions for bad debts of $1.4 million, and increased administrative, telephone, occupancy, insurance, and tax expenses of $1.3 million. These increases were partially offset by reduced commissions of $1.5 million, marketing and selling expenses of $0.8 million, and lower depreciation and amortization of $0.7 million. Compensation increased as the result of merit salary increases as well as increased benefit costs relative to the comparable quarter in the prior fiscal year, increased incentive compensation related to higher profitability, and a redesign of the Company’s commission plan. The increase in bad debt provisions was due to several customers declaring bankruptcy and the abandonment of a large number of small balance accounts. Marketing and selling expenses decreased due to cost control efforts, including those related to trade show expenditures. The decrease in depreciation and amortization was primarily due to the absence of goodwill amortization of $1.4 million as the result of the Company’s adoption of SFAS 142 as of April 1, 2002. This was partially offset by accelerated depreciation of $0.7 million related to capitalized software costs anticipated to be replaced by the Company’s Enterprise Resource Planning system implementation project.

            Research and development expenses decreased in both gross dollars and as a percentage of revenues in fiscal 2003 as compared to fiscal 2002. Research and development expenses as a percentage of revenues were 2.2% in first quarter fiscal 2003 compared to 3.2% in the comparable quarter of fiscal 2002. This decrease was primarily due to project cost control efforts.

            During the first quarter of fiscal 2003, the Company terminated an employee benefit plan of one of its subsidiaries and consolidated those benefits with the Company’s other benefit programs. The Company anticipates that this pension obligation will be settled during the fourth quarter of fiscal 2003. In accordance with the requirements of Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Defined Benefit Pension Plans and for Termination Benefits,” the Company expects to record a settlement loss of approximately $1.3 million at that time.

Interest Expense

            Interest expense, net, decreased by 82.9% to $0.5 million in the first quarter of fiscal 2003 from $3.2 million in the first quarter of the prior year. The decrease was due principally to the effects of lower interest rates and the reduction in the amount of debt outstanding. The weighted average interest rate applicable to the Company’s outstanding debt was 2.90% as of June 30, 2002 compared to 5.94% as of June 30, 2001. Additionally, the Company paid down its long-term debt by approximately $92.2 million during fiscal 2002 and an additional $13.0 million during the first quarter of fiscal 2003.

Income Taxes

            Income tax expense was 36.0% of pretax earnings in the first quarter of fiscal 2003. During the first quarter of fiscal 2002, the effective income tax rate was 37.0%. The effective tax rate decreased for the first quarter of fiscal 2003 as compared with the first quarter of fiscal 2002 due to the absence of non-deductible goodwill amortization partially offset by a reduction in the foreign tax rate differential and a reduction in the benefit associated with research and development credits.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended June 30,		Increase (Decrease)

	2002	2001	Dollars	Percentage

	(in thousands, except percentages)
Operating activities:
Net income	$12,834	$4,383	$8,451	193%
Non-cash items	14,431	13,111	1,320	10%
Changes in operating assets and liabilities	(10,625)	10,324	(20,949)	-203%

Net cash provided by operating activities	$16,640	$27,818	$(11,178)	-40%

Investing activities:
Purchases of property, plant, equipment, and patents	$(10,422)	$(10,748)	$326	-3%
Other	(140)	—	(140)	N.A.

Net cash used in investing activities	$(10,562)	$(10,748)	$186	-2%

Financing activities:
Payments on long-term obligations and line of credit, net	$(13,143)	$(35,613)	$22,470	-63%
Stock option and other equity transactions, net	2,563	1,318	1,245	94%

Net cash used in financing activities	$(10,580)	$(34,295)	$23,715	-69%

            The decrease in operating cash flows for first quarter of fiscal 2003 as compared with the first quarter of fiscal 2002 was due to the increase in aggregate payment of outstanding accounts payable during the first quarter of fiscal 2003 as compared to the first quarter in the prior year of $12.4 million, a decrease in the cash flow impact of the collection of

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

accounts receivable of $6.9 million, and the payment of accrued expenses and other of $2.1 million. These decreases were offset by increased net income of $8.5 million and other items of $2.0 million.

            Net cash used for financing activities was decreased significantly primarily due to decreased repayments to reduce the outstanding balance on the Facility.

Working Capital

	June 30,	March 31,	Working Capital (Decrease) Increase

	2002	2002	Dollars	Percentage

	(in thousands, except percentages)
Cash and cash equivalents	$10,272	$12,424	$(2,152)	-17%
Accounts receivable, net	181,746	196,631	(14,885)	-8%
Inventories	85,354	77,922	7,432	10%
Deferred income taxes	20,087	20,011	76	0%
Prepaid expense and other assets	9,661	9,656	5	0%

Total current assets	$307,120	$316,644	$(9,524)	-3%

Current portion of long-term indebtedness	$2,172	$1,663	(509)	-31%
Accounts payable	43,276	56,734	13,458	24%
Accrued income taxes	21,503	20,067	(1,436)	-7%
Payable for Treasury Shares	16,070	—	(16,070)	N.A.
Accrued expenses and other	86,491	91,646	5,155	6%

Total current liabilities	$169,512	$170,110	$598	0%

Working capital	$137,608	$146,534	$(8,926)	-6%

Current ratio	1.8	1.9

Debt-to-total capital ratio	17.5%	19.1%

            During the first quarter of fiscal 2003, the Company made continued progress in decreasing its investment in net working capital and more effectively utilizing its asset base. This was accomplished while maintaining financial flexibility as the Company had, as of June 30, 2002, $229.0 million available on its Facility. Decreased investment in accounts receivable, improved management of current liabilities, and the unused Facility continued to reduce the Company’s need to maintain a large cash and cash equivalent balance.

            As described further in the cash flows discussion above, the Company utilized a significant portion of its operating cash flows to reduce its outstanding debt by $13.0 million during the first quarter of fiscal 2003 and continued to reduce its debt-to-total capital ratio. As of June 30, 2002 and March 31, 2002 the Company’s outstanding balance related to the Facility was $96.0 million and $109.0 million, respectively.

            The decrease in the Company’s working capital as of June 30, 2002 as compared to March 31, 2002 was primarily attributable to the recording of an amount payable for the repurchase of shares and the decrease in the Company’s investment in accounts receivable. The decrease in accounts receivable was primarily due to the relative decrease in revenues for the first quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002, which is believed to reflect the Company’s typical business cycle. The Company’s weighted days sales outstanding increased to 55 days as of June 30, 2002 from 49 days as of March 31, 2002. The present level of weighted days sales outstanding is a significant improvement over the prior year first quarter. As of June 30, 2001, the Company’s weighted days sales outstanding was 63 days.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

            The Company’s inventory turns declined to 3.2 as of June 30, 2002 as compared to 3.8 as of March 31, 2002. Work-In-Process and raw material inventories increased $11.5 million as the Company level-loaded its manufacturing operations to smooth production levels and gain efficiencies for the expected demand profile in future periods. The increase in work-in-process and raw material inventories was partially offset by a decrease in finished goods inventories of $4.0 million. As of June 30, 2001, the Company’s inventory turns were 3.5.

            Accounts payable decreased and therefore increased working capital, primarily due to the payment of capital expenditures accrued at March 31, 2002. The expenditures primarily related to plant capacity projects and hardware and software costs for the Company’s information systems projects. Lower operating expenses also contributed to the decrease.

            The decrease in accrued expenses primarily reflected the payment of accruals for capital expenditures of $1.5 million and employee expenses of $1.6 million made as of March 31, 2002. This was supplemented by reductions to the restructuring reserves aggregating $1.8 million.

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

Market Risk

            The overall effects of foreign currency exchange rates on the Company’s business during the periods discussed have not been significant. Movements in foreign currency exchange rates create a degree of risk to the Company’s operations. These movements affect the United States dollar value of sales made in foreign currencies and the United States dollar value of costs incurred in foreign currencies. Changing currency exchange rates also affect the Company’s competitive position, as exchange rate changes may affect profitability and business and/or pricing strategies of non-United States based competitors.

Contingencies

For a discussion of contingencies, see Note 8 to the consolidated financial statements.

Seasonality

            The Company’s financial results have been subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, customer capital equipment buying patterns, and international business practices. Sales and profitability of certain of the Company’s acquired and consolidated product lines have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year. However, there is no assurance that these patterns will continue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Forward-Looking Statements

            This discussion contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. The Company does not undertake to update or revise any forward looking statements even if events make clear that any projected results, express or implied, will not be realized. Many important factor s could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS’s control. Changes in market conditions, including competitive factors and changes in government regulations or the application thereof, could cause actual results to differ materially from the Company’s expectations. No assurance can be provided as to any future financial results. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products, and applications, (c) the possibility that compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of exis ting products, (d) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (e) the possibility that implementation of the Company’s business improvement initiatives will take longer, cost more, or produce lower benefits than anticipated, and (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure about Market Risk,” of the Company’s 2002 Annual Report and Form 10-K. There were no material changes during the three months ended June 30, 2002.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

             Reference is made to Part I, Item 1., Note 8 of this Report on Form 10-Q, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The company held its Annual Meeting of Shareholders on July 24, 2002, at the Renaissance Quail Hollow Resort, 11080 Concord-Hambden Road, Concord, Ohio, USA. At the Annual Meeting, shareholders re-elected four Class II directors to serve for terms expiring at the Annual Meeting of Shareholders in 2004 and approved the STERIS Corporation 2002 Stock Option Plan. Results of the voting on directors were: Kevin M. McMullen, 58,542,752 votes for, 1,030,047 withheld, Jerry E. Robertson, 58,878,876 votes for, 693,923 withheld, John P. Wareham, 58,894,048 votes for, 678,751 withheld, and Loyal W. Wilson 58,502,196 votes for, 1,070,603 withheld. Results of the voting on the STERIS Corporation 2002 Stock Option Plan were 41,081,644 votes for, 6,672,066 against, 499,966 abstain, and 11,319,123 broker non-votes.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits

Exhibit Number	Exhibit Description

10.1	Amendment No. 1 to Credit Agreement, dated July 25, 2002, among STERIS Corporation, various financial institutions, and KeyBank National Association, As Agent.

15.1	Letter Re: Unaudited Interim Financial Information

            (b)   Reports on Form 8-K:

On June 10, 2002, STERIS filed a Current Report on Form 8-K attaching Amendment No. 1 (the “Amendment”), dated June 7, 2002, to the Amended and Restated Rights Agreement, dated January 21, 1999, between the Company and National City Bank (successor to Harris Trust and Savings Bank), as rights agent (the “Rights Agreement”).

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation (Registrant)
/s/ Laurie Brlas

Laurie Brlas Senior Vice President and Chief Financial Officer August 13, 2002