Form 10-Q
period 2002-09-30
STERIS CORP
filed 2002-11-12
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2002

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
Yes [ X ] No [ ].

The number of Common Shares outstanding as of October 31, 2002: 69,402,929

STERIS Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	March 31,
	2002	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,959	$12,424
Accounts receivable (net of allowances of $6,902 and $8,031, respectively)	177,166	196,631
Inventories	82,683	77,922
Current portion of deferred income taxes	20,125	20,011
Prepaid expenses and other assets	10,455	9,656

Total current assets	306,388	316,644
Property, plant, and equipment, net	339,487	328,329
Intangibles, net	193,604	190,822
Other assets	3,086	5,777

Total assets	$842,565	$841,572

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$1,663	$1,663
Accounts payable	49,196	56,734
Accrued income taxes	17,993	20,067
Accrued expenses and other	89,411	91,646

Total current liabilities	158,263	170,110
Long-term indebtedness	100,319	115,228
Deferred income taxes	19,381	19,381
Other liabilities	51,319	49,708

Total liabilities	329,282	354,427
Shareholders’ equity:
Serial preferred shares, without par value; 3,000 shares authorized; no
shares issued or outstanding	-	-
Common Shares, without par value; 300,000 shares authorized;
issued and outstanding shares of 69,243 and 69,466, respectively	215,927	223,244
Retained earnings	309,112	277,867
Accumulated other comprehensive loss:
Minimum pension liability	(1,038)	(1,038)
Cumulative foreign currency translation adjustment	(10,718)	(12,928)

Total shareholders’ equity	513,283	487,145

Total liabilities and shareholders’ equity	$842,565	$841,572

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues:
Product	$161,556	$144,437	$316,316	$280,280
Service	71,176	61,956	137,767	123,187

Total net revenues	232,732	206,393	454,083	403,467

Cost of revenues:
Product	93,890	85,764	184,556	165,825
Service	42,447	35,955	81,318	71,755

Total cost of revenues	136,337	121,719	265,874	237,580
Gross profit	96,395	84,674	188,209	165,887

Operating expenses:
Selling, general, and administrative	61,457	62,963	127,706	127,765
Research and development	5,757	4,978	10,729	11,270

	67,214	67,941	138,435	139,035

Income from operations	29,181	16,733	49,774	26,852
Interest expense, net	413	2,099	953	5,261

Income before income taxes	28,768	14,634	48,821	21,591
Income tax expense	10,357	5,415	17,576	7,989

Net income	$18,411	$9,219	$31,245	$13,602

Net income per share - basic	$0.27	$0.13	$0.45	$0.20

Net income per share - diluted	$0.26	$0.13	$0.44	$0.19

See notes to consolidated financial statements.

STERIS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,

	2002	2001

Operating activities
Net income	$31,245	$13,602
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	23,568	23,732
Deferred income taxes	(114)	-
Other items	5,160	6,317
Changes in operating assets and liabilities:
Accounts receivable	20,406	18,905
Inventories	(4,761)	(5,692)
Other current assets	(734)	(771)
Accounts payable, accruals, and other, net	(13,749)	(9,851)

Net cash provided by operating activities	61,021	46,242

Investing activities
Purchases of property, plant, equipment, and patents	(30,388)	(24,583)
Investment in businesses, net	(140)	-

Net cash used in investing activities	(30,528)	(24,583)

Financing activities
Payments on long-term obligations	(781)	(228)
Payments under credit facility	(17,000)	(39,300)
Purchase of treasury shares	(16,070)	-
Stock option and other equity transactions	5,268	4,348

Net cash used in financing activities	(28,583)	(35,180)
Effect of exchange rate changes on cash and cash equivalents	1,625	(247)

Increase (decrease) in cash and cash equivalents	3,535	(13,768)
Cash and cash equivalents at beginning of period	12,424	24,710

Cash and cash equivalents at end of period	$15,959	$10,942

See notes to consolidated financial statements.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended
September 30, 2002 and 2001
(dollars in thousands, except per share amounts)

1. Reporting Entity

     STERIS Corporation (the "Company" or "STERIS") develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and medical and therapy support systems, products, services, and technologies for healthcare, scientific, research, and industrial customers throughout the world. The Company has over 4,500 employees worldwide, with approximately 1,700 involved in direct sales, service, and field support. Customer support facilities are located in several major global market centers with manufacturing operations in the United States, Australia, Canada, Germany, Finland, and Sweden. STERIS operates in a single business segment.

2. Basis of Presentation

     The Company’s unaudited consolidated financial statements for the three and six months ended September 30, 2002 and September 30, 2001 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2002, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2002, and in management’s opinion contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K referred to above. The consolidated balance sheet at March 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the Company’s prior year financial statements to conform to the current year classification.

3. Recently Issued Accounting Standards

     In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method and establishes criteria to be used in the determining whether acquired intangible assets are to be separated from goodwill.

     SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and requires periodic tests for impairment of these assets. SFAS 142 requires the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The Company has conducted valuations of its reporting units and, based on these valuations, the Company has concluded that goodwill is not impaired.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended
September 30, 2002 and 2001
(dollars in thousands, except per share amounts)

     The Company adopted SFAS 141 and SFAS 142 on April 1, 2002. The following table reflects the reconciliation of reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income:
Reported net income	$18,411	$9,219	$31,245	$13,602
Add back: Goodwill amortization, net of tax	-	1,265	-	2,585

Adjusted net income	$18,411	$10,484	$31,245	$16,187

Net income per share:
Basic:
Reported net income per share - basic	$0.27	$0.13	$0.45	$0.20
Add back: Goodwill amortization, net of tax	-	0.02	-	0.03

Adjusted net income per share - basic	$0.27	$0.15	$0.45	$0.23

Diluted:
Reported net income per share - diluted	$0.26	$0.13	$0.44	$0.19
Add back: Goodwill amortization, net of tax	-	0.02	-	0.04

Adjusted net income per share - diluted	$0.26	$0.15	$0.44	$0.23

     In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," was issued. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the associated retirement costs by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the remaining estimated useful life of the related asset. The Company is required to adopt this Statement for the year ending March 31, 2004. The Company believes that the impact of the adoption on the Company’s consolidated financial statements will not be material.

     In October 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") was issued. The Company adopted SFAS 144 on April 1, 2002 and the impact of the adoption on the Company’s consolidated financial statements was not considered material.

     In June 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities, " ("SFAS 146") was issued. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value and when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended
September 30, 2002 and 2001
(dollars in thousands, except per share amounts)

4. Earnings per Share

     The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		( in thousands)
Weighted average Common Shares
outstanding - basic	69,118	69,104	69,378	68,928
Dilutive effect of stock options	1,255	1,592	1,349	1,485

Weighted average Common Shares
and equivalents - diluted	70,373	70,696	70,727	70,413

5. Comprehensive Income

     Comprehensive income amounted to $17,755 and $9,388, net of tax, for the three months ended September 30, 2002 and 2001, respectively. For the six months ended September 30, 2002, comprehensive income totaled $33,455, net of tax, compared to $13,318, net of tax, for the six months ended September 30, 2001. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative foreign currency translation adjustment.

6. Inventories

     Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventory costs include material, labor, and overhead. Inventories were as follows:

	September 30,	March 31,
	2002	2002

Raw material	$23,744	$22,746
Work in process	38,083	26,503
Finished goods	20,856	28,673

Total Inventories	$82,683	$77,922

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

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended
September 30, 2002 and 2001
(dollars in thousands, except per share amounts)

     This charge primarily related to plans for manufacturing consolidations, upgrading of the Company’s service, sales, and distribution organizations, and associated workforce reductions. The implementation of these actions began in the fourth quarter of fiscal 2001 and resulted in a reduction of approximately 335 employees in the manufacturing and support functions by the end of the fourth quarter of fiscal 2002. Of the $41,476 charge, $21,510 was charged to cost of revenues and $19,966 was charged to selling, general, and administrative expenses in the consolidated statements of income.

     The charge to cost of revenues included $10,923 for inventory write-downs and asset disposals relating to the restructuring of the Company’s production, distribution, service, and sales activities. The charge to cost of revenues also included $10,587 for the consolidation of manufacturing operations. The Company’s production operations in Medina, Ohio were consolidated into the Company’s Montgomery, Alabama facility in August 2001. The Company ’s two St. Louis, Missouri manufacturing facilities were consolidated into one facility in March 2002. The consolidation costs primarily included severance and property abandonment costs.

     The charge to selling, general, and administrative expenses included $10,163 to write off goodwill related to purchased product lines that the Company discontinued. The remaining $9,803 was composed of severance and asset write-offs related to portions of the sales, service, and distribution organizations.

     Reductions to the restructuring reserves during the first half of fiscal 2003 related to employee severance payments of $1,186 and other payments and adjustments. The Company paid $555 in settlement of pension liabilities for terminated employees. The restructuring reserves were reduced by approximately $1,058 in the first half of fiscal 2003 as the Company received favorable rulings regarding certain salary continuation and severance benefits under a collective bargaining agreement. These adjustments were recorded as reductions of costs of revenues on the accompanying consolidated statements of income for the first half of fiscal 2003. Restructuring reserves of $1,424 and $4,223 remained as of September 30, and March 31, 2002, respectively, and related primarily to severance obligations.

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

     Reductions to the restructuring reserves during the first half of fiscal 2003 related primarily to employee severance and lease payments of $285. The restructuring reserves of $129 and $414 remained as of September 30, and March 31, 2002, respectively, and related primarily to severance and lease obligations.

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

9. Business Segment Information

     The Company operates in a single business segment. The following is information about the Company’s operations

STERIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended
September 30, 2002 and 2001
(dollars in thousands, except per share amounts)

by geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues
United States	$189,010	$174,173	$372,396	$342,448
Non-United States	43,722	32,220	81,687	61,019

Total net revenues	$232,732	$206,393	$454,083	$403,467

     During the quarters ended September 30, 2002 and 2001, no revenues from a single customer represented more than one and one half percent of total net revenues. Revenues by principal customer group are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues
Healthcare	$156,210	$143,800	$310,850	$282,080
Scientific and Industrial	76,522	62,593	143,233	121,387

Total net revenues	$232,732	$206,393	$454,083	$403,467

10. Treasury Shares

     On January 30, 1997, the Company announced that its Board of Directors had authorized the periodic repurchase of up to 6.0 million STERIS Common Shares (adjusted for a 2-for-1 stock split on August 24, 1998). As of March 31, 2002, the Company had purchased and subsequently reissued 3.7 million STERIS Common Shares.

     On June 27, 2002, the Company purchased 0.9 million Common Shares at an average purchase price of $17.86 per Common Share.

     On July 24, 2002 the Company announced that its Board of Directors had authorized the purchase of up to 3.0 million STERIS Common Shares. The shares may be used for the Company’s employee benefit plans or for general corporate purposes. This share repurchase authorization replaced the existing authorization from which 1.4 million remained available.

     On July 25, 2002, the Company’s unsecured $325,000 Revolving Credit Facility (the "Facility") was amended to allow for the repurchase of Common Shares for an amount up to $125,000 from June 27, 2002 to October 25, 2002. The amendment also modifies the definition of "consolidated net worth" for the purposes of certain covenant calculations to exclude any reductions to shareholders’ equity resulting from the repurchase of Common Shares during this time period.

     During the three months ended September 30, 2002, the Company reissued 0.4 million Common Shares to stock option holders. At September 30, 2002, 0.5 million common shares were held in treasury.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
STERIS Corporation

     We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of September 30, 2002, and the related consolidated statements of income for the three and six months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
October 21, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     During the second quarter and first half of fiscal 2003, the Company delivered improved financial results based on strong customer demand, increased manufacturing capacity, and control of operating expenses.

     Revenues for the second quarter of fiscal 2003 increased 12.7% to $232.7 million as compared to second quarter fiscal 2002 revenues of $206.4 million. Gross margin percentages increased to 41.4% for the second quarter of fiscal 2003 from 41.0% in the second quarter of fiscal 2002. Operating expenses for the second quarter of fiscal 2003 decreased as a percentage of revenues to 28.9% as compared to 32.9% in the comparable quarter of fiscal 2002. Net income for the second quarter of fiscal 2003 doubled to $18.4 million, or $0.26 per diluted share, compared with second quarter fiscal 2002 net income of $9.2 million, or $0.13 per diluted share.

     Revenues for the first half of fiscal 2003 were $454.1 million, a 12.5% improvement over revenues of $403.5 million in the comparable fiscal 2002 period. Gross margin percentages also improved to 41.4% for the first six months of fiscal 2003, compared with 41.1% in the same period of fiscal 2002. Operating expenses decreased as a percentage of revenues during the first half of fiscal 2003 to 30.5% from 34.4% in the same period a year ago. Net income for the first half of fiscal 2003 increased to $31.2 million, or $0.44 per diluted share, compared with $13.6 million, or $0.19 per diluted share, in the first half of fiscal 2002.

Results of Operations

Net Revenues and Cost of Revenues
(in thousands, except percentages)

	Three Months Ended
	September 30,		Increase

	2002	2001	Dollar	Percentage

Healthcare	$156,210	$143,800	$12,410	9%
Scientific and Industrial	76,522	62,593	13,929	22%

Total net revenues	232,732	206,393	26,339	13%
Cost of revenues	136,337	121,719	14,618	12%

Gross profit	$96,395	$84,674	$11,721

Gross margin percentage	41.4%	41.0%

     The increase in Healthcare Group revenues for the second quarter of fiscal 2003 reflected continued strong demand from U.S. hospitals, particularly for capital equipment. The Company believes stronger capital spending is due to the upgrade of aging facilities and equipment as well as new building to accommodate greater demand for medical services. The increase in Scientific and Industrial revenues reflected stronger demand primarily from pharmaceutical production customers in Europe. This stronger demand and the Company’s ability to produce more as a result of expanded capacity at two existing facilities contributed to the increase in revenues.

     Net revenues for the second quarter of fiscal 2003 from capital goods were $108.2 million, or 46.5% of revenues, as compared to $94.1 million, or 45.6% of revenues, in the second quarter of fiscal 2002. For the reasons stated above, revenues from capital goods increased $14.1 million, or 15.0%, for the second quarter of fiscal 2003 as compared to the second quarter in fiscal 2002. Revenues from consumables and services contributed $124.5 million, or 53.5% of revenues, for the second quarter of fiscal 2003 compared to $112.3 million, or 54.4% of revenues, in the comparable prior year quarter. Revenues from consumables and services increased $12.2 million, or 10.9%, for the second quarter of fiscal 2003 as compared to the prior year’s second quarter due to an increase in the installed base of capital equipment, as well as incremental revenues related to a long-term contract to service infection prevention and decontamination equipment for a division of a Fortune 500 Company not present in the prior year’s second quarter results. Sales of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

service repair parts and consumable products related to the Company’s sterile processing products also contributed to the year-to-year increase.

     United States revenues for the second quarter of fiscal 2003 were $189.0 million, or 81.2% of revenues, with $43.7 million, or 18.8% of revenues, from international markets. United States revenues for the second quarter of fiscal 2002 were $174.2 million, or 84.4% of revenues, with $32.2 million, or 15.6% of revenues, from international markets.

     Cost of revenues for the second quarter of fiscal 2003 increased by 12.0% to $136.3 million compared to $121.7 million for the comparable period in fiscal 2002. Cost of revenues as a percentage of revenues was 58.6% in the second quarter of fiscal 2003 compared to 59.0% in the second quarter of fiscal 2002. The corresponding gross margin percentages were 41.4% and 41.0% for the second quarters of fiscal 2003 and 2002, respectively. Gross profit for the second quarter of fiscal 2003 was favorably impacted by product pricing increases, primarily in the Healthcare Group, aggregating $3.3 million, or 1.4%, and improved service margins of $0.2 million, or 0.1%. During the second quarter of fiscal 2003, the Company received favorable rulings regarding certain salary continuation and severance benefits under a collective bargaining agreement and reduced restructuring reserves by $0.4 million, or 0.2%, related to the fiscal 2001 charge. This adjustment was recorded as a reduction of costs of revenues in the consolidated statements of income. The gross profit gains in the Healthcare Group were partially offset by a shift in the revenue mix towards the Company’s Scientific and Industrial Group, whose revenues are weighted towards large capital systems that typically carry relatively lower gross profit. The change in revenue mix decreased gross profit by $2.3 million, or 1.0%.

Net Revenues and Cost of Revenues
(in thousands, except percentages)

	Six Months Ended
	September 30,		Increase

	2002	2001	Dollar	Percentage

Healthcare	$310,850	$282,080	$28,770	10%
Scientific and Industrial	143,233	121,387	21,846	18%

Total net revenues	454,083	403,467	50,616	13%
Cost of revenues	265,874	237,580	28,294	12%

Gross profit	$188,209	$165,887	$22,322

Gross margin percentage	41.4%	41.1%

     Net revenues for the Healthcare Group and the Scientific and Industrial Group increased for the first half of fiscal 2003, due primarily to the reasons noted above in the discussion of the revenue results for the second quarter of fiscal 2003.

     Net revenues for the first half of fiscal 2003 from capital goods were $208.3 million, or 45.9% of revenues, as compared to $180.0 million, or 44.6%, in the first half of fiscal 2002. Net revenues from capital goods increased $28.3 million, or 15.7%, for the first half of fiscal 2003 as compared to the same period in fiscal 2002. Revenues related to large capital systems accounted for under the percentage-of-completion method, sales of small and medium Amsco steam sterilizers, along with surgical support products, such as surgical tables and lights, accounted for much of this increase. Revenues from consumables and services contributed $245.8 million, or 54.1% of revenues, for the first half of fiscal 2003 compared to $223.5 million, or 55.4% of revenues, in the comparable prior year period. Revenues from consumables and services increased $22.3 million, or 10.0%, for the first half of fiscal 2003 as compared to the prior year period. Service revenues increased due to an increase in the installed base of capital equipment as well as incremental revenues related to a long-term contract to service infection prevention and decontamination equipment for a division of a Fortune 500 Company not present in the prior year period’s results. Sales of service repair parts and consumable products related to the Company’s sterile processing products also contributed to the year-to-year increase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

     United States revenues for the first half of fiscal 2003 were $372.4 million, or 82.0% of revenues, with $81.7 million, or 18.0% of revenues, from international markets. United States revenues for the first half of fiscal 2002 were $342.5 million, or 84.9% of revenues, with $61.0 million, or 15.1% of revenues, from international markets.

     Cost of revenues for the first half of fiscal 2003 increased by 11.9% to $265.9 million compared to $237.6 million for the comparable period in fiscal 2002. Cost of revenues as a percentage of revenues was 58.6% in the first half of fiscal 2003 compared to 58.9% in the first half of fiscal 2002. The corresponding gross margin percentages were 41.4% and 41.1% for the first half of fiscal 2003 and 2002, respectively. Gross profit for the first half of fiscal 2003 was favorably impacted by product pricing increases, primarily in the Healthcare Group, aggregating $5.9 million, or 1.3%, manufacturing efficiencies primarily experienced in the first quarter of $3.3 million, or 0.7%, and improved service margins of $1.3 million, or 0.3%. During the first half of fiscal 2003, the Company received favorable rulings regarding certain salary continuation and severance benefits under a collective bargaining agreement and reduced restructuring reserves by $1.1 million, or 0.2% of revenues, related to the fiscal 2001 charge. These adjustments were recorded as a reduction of costs of revenue in the consolidated statements of income. The gross profit gains in the Healthcare Group were partially offset by a shift in the revenue mix towards the Company’s Scientific and Industrial Group, whose revenues are weighted towards large capital systems that typically carry relatively lower gross profit. The change in revenue mix decreased gross profit by $2.3 million, or 0.5%. The Company provided for approximately $2.8 million, or 0.6%, of inventory obsolescence related to products that are at the end of their respective life cycles. Additional decreases to gross profit aggregated $2.7 million, or 0.6%.

Operating Expenses
(in thousands, except percentages)

	Three Months Ended
	September 30,		(Decrease) Increase

	2002	2001	Dollars	Percentage

Selling, general, and administrative	$61,457	$62,963	$(1,506)	-2%
Research and development	5,757	4,978	779	16%

Total	$67,214	$67,941	$(727)	-1%

     Selling, general, and administrative expenses as a percent of revenues, were 28.9% and 32.9% in the three months ended September 30, 2002 and 2001, respectively, as management continued its focus on controlling costs while supporting revenue growth. Selling, general, and administrative expenses for the second quarter of fiscal 2003 decreased as a result of decreased compensation expenses of $1.0 million, decreased provisions for sales support expenses of $0.6 million, decreased administrative expenses of $4.8 million, and decreased marketing, travel and entertainment, occupancy, and telephone expenses of $1.2 million. These decreases were partially offset by increased professional fee expenses of $4.6 million and increased insurance expenses of $1.5 million. Compensation decreased primarily as a result of capitalization of internal personnel costs related to the Company’s systems implementation project. General administrative expenses decreased primarily due to an absence of charges related to asset impairments and investment valuation allowances expensed in the prior year. Marketing, travel and entertainment, occupancy, and telephone expense decreased due to cost control efforts. The increase in professional fees was due to increased consulting fees primarily as a result of the Company’s systems implementation project. Insurance expenses increased due to increased casualty and property premiums and self-insurance loss experience.

     Research and development expenses increased both in gross dollars and as a percentage of revenues in the second quarter of fiscal 2003 as compared to fiscal 2002. Research and development expenses as a percentage of revenues were 2.5% in the second quarter of fiscal 2003 compared to 2.4% in the comparable quarter of fiscal 2002. This increase was due to higher spending as key projects entered phases where prototype and custom component costs were incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Operating Expenses
(in thousands, except percentages)

	Six Months Ended
	September 30,		(Decrease)

	2002	2001	Dollars	Percentage

Selling, general, and administrative	$127,706	$127,765	$(59)	0%
Research and development	10,729	11,270	(541)	-5%

Total	$138,435	$139,035	$(600)	0%

     For the first half of fiscal 2003, selling, general, and administrative expenses as a percent of revenue were 30.5% compared to 34.4% for the first half of fiscal 2002. Selling, general, and administrative expenses remained comparable despite a sales increase. Increased compensation expenses of $0.7 million, increased professional fees of $4.5 million, increased provisions for bad debts of $1.6 million, and increased insurance expense of $1.5 million were offset by decreased commission expenses of $1.8 million, decreased marketing expenses of $2.2 million, and decreased administrative expenses of $4.2 million. Compensation increased as a result of merit salary increases as well as increased benefit costs and a redesign of the Company’s commission plan compared to the first six months of fiscal 2002, which was partially offset by capitalized internal personnel costs related to the Company’s systems implementation project. Professional fees increased as a result of increased consulting fees related to the Company’s systems implementation project. The increase in bad debt provisions was due to several customers declaring bankruptcy and the abandonment of a large number of small balance accounts during the first quarter of fiscal 2003. Insurance expenses increased as a result of an increase in casualty and property premiums and self-insurance loss experience. The decrease in commission expenses resulted from a redesign of the Company’s commission plan. Marketing and administrative expenses decreased as a result of the Company’s cost control efforts.

     Research and development expenses decreased both in gross dollars and as a percentage of revenues in the first six months of fiscal 2003 as compared to fiscal 2002. Research and development expenses as a percentage of revenues were 2.4% in the first half of fiscal 2003 compared to 2.8% in the comparable half of fiscal 2002. This decrease was primarily due to focused project efforts.

     During the first quarter of fiscal 2003, the Company terminated an employee benefit plan of one of its subsidiaries and consolidated those benefits with the Company’s other benefit programs. The Company anticipates that this pension obligation will be settled during the fourth quarter of fiscal 2003. In accordance with the requirements of Statement of Financial Accounting Standards No. 88, "Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company expects to record a settlement loss of approximately $1.3 million at that time.

Interest Expense

     Interest expense, net, decreased by 80.3% to $0.4 million in the second quarter of fiscal 2003 from $2.1 million in the second quarter of the prior year. Interest expense, net, also decreased 81.9% for the first half of fiscal 2003 to $1.0 million from $5.3 million for the first half of fiscal 2002. The decrease was due to the effects of lower interest rates and the reduction in the amount of debt outstanding. The weighted average interest rate applicable to the Company’s outstanding debt was 2.59% as of September 30, 2002 compared to 4.29% as of September 30, 2001. Additionally, the Company reduced its long-term debt by approximately $17.8 million during the first six months of fiscal 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Income Taxes

     Income tax expense was 36.0% of pretax earnings for the second quarter and first half of fiscal 2003. During the same periods ended September 30, 2001, the effective income tax rate was 37.0%. The effective tax rate decreased due to the absence of non-deductible goodwill amortization, but the decrease was partially offset by a reduction in the foreign tax rate differential and a reduction in the benefit associated with research and development credits.

Liquidity and Capital Resources

Cash Flows
(in thousands, except percentages)

	Six Months Ended
	September 30,		Increase (Decrease)

	2002	2001	Dollars	Percentage

Operating activities:
Net income	$31,245	$13,602	$17,643	130%
Non-cash items	28,614	30,049	(1,435)	-5%
Changes in operating assets and liabilities	1,162	2,591	(1,429)	-55%

Net cash provided by operating activities	$61,021	$46,242	$14,779	32%

Investing activities:
Purchases of property, plant, equipment,
and patents	$(30,388)	$(24,583)	$(5,805)	24%
Other	(140)	-	(140)	N.A.

Net cash used in investing activities	$(30,528)	$(24,583)	$(5,945)	24%

Financing activities:
Payments on long-term obligations
and line of credit, net	$(17,781)	$(39,528)	$21,747	-55%
Repurchase of treasury shares	(16,070)	-	(16,070)	N.A.
Stock option and other equity transactions, net	5,268	4,348	920	21%

Net cash used in financing activities	$(28,583)	$(35,180)	$6,597	-19%

     The increase in operating cash flows for first six months of fiscal 2003 as compared with the first six months of fiscal 2002 was primarily due to the increase in net income between periods. Operating cash flows were also supplemented by the increase in the positive cash flow impact of accounts receivable of $1.5 million as the Company continues to improve its collection efforts. Other net increases to operating cash flows aggregated $0.7 million. These increases were partially offset by an increase in the aggregate payment of accrued expenses of $2.7 million and outstanding accounts payable of $1.2 million during the first six months of fiscal 2003 as compared to the same period in the prior year, and a decrease in other non-cash charges of $1.1 million.

     Net cash used in investing activities increased primarily due to increased purchases of property, plant, equipment, and patents. This increase was primarily attributable to projects related to the Company’s manufacturing capacity expansions and the Company’s systems implementation project.

     Net cash used in financing activities decreased primarily due to decreased payments to reduce the Company’s outstanding balance on the Facility. This decrease was partially offset by the repurchase of treasury shares at the end of the first quarter of fiscal 2003. Although the treasury shares were purchased at the end of the first quarter of fiscal 2003, the transaction did not settle, and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

cash did not transfer, until the beginning of the second quarter of fiscal 2003.

	Working Capital
	(in thousands, except percentages)
			Working Capital
	September 30,	March 31,	Increase (Decrease)

	2002	2002	Dollars	Percentage

Cash and cash equivalents	$15,959	$12,424	$3,535	28%
Accounts receivable, net	177,166	196,631	(19,465)	-10%
Inventories	82,683	77,922	4,761	6%
Deferred income taxes	20,125	20,011	114	1%
Prepaid expense and other assets	10,455	9,656	799	8%

Total current assets	$306,388	$316,644	$(10,256)	-3%

Current portion of long-term indebtedness	$1,663	$1,663	$-	0%
Accounts payable	49,196	56,734	7,538	13%
Accrued income taxes	17,993	20,067	2,074	10%
Accrued expenses and other	89,411	91,646	2,235	2%

Total current liabilities	$158,263	$170,110	$11,847	7%

Working capital	$148,125	$146,534	$1,591	1%

Current ratio	1.9	1.9
Debt-to-total capital ratio	16.3%	19.1%

     During the first six months of fiscal 2003, the Company’s investment in working capital slightly increased while maintaining a consistent current ratio. The Company was able to maintain financial flexibility, and as of September 30, 2002, had $233.0 million available on its Facility. Decreased investment in accounts receivable, improved management of current liabilities, and the unused Facility continued to reduce the Company’s need to maintain a large cash and cash equivalent balance relative to historical requirements.

     As described further in the cash flows discussion above, the Company utilized a significant portion of its operating cash flows to repurchase treasury shares and continue to pay down the Company’s outstanding balance on the Facility during the first six months of fiscal 2003. The Company also continued to reduce its debt-to-total capital ratio. As of September 30, 2002 and March 31, 2002, the Company’s outstanding balance related to the Facility was $92.0 million and $109.0 million, respectively.

     While the Company continued to reduce its investment in accounts receivable, the slight increase in working capital as of September 30, 2002 compared to March 31, 2002 was primarily attributable to the increase in the Company’s inventories and a decrease in accounts payable and other accruals. The Company’s inventory turns declined to 3.2 as of September 30, 2002 as compared to 3.8 as of March 31, 2002. Work-In-Process and raw material inventories increased $12.6 million as the Company level-loaded its manufacturing operations to smooth production levels and gain efficiencies for the expected product demand during the last half of the fiscal year. The increase in work-in-process and raw material inventories was partially offset by a decrease in finished goods inventories of $7.8 million.

     The increase in cash and cash equivalents was mainly due to the large increase in net cash provided by operating activities, as discussed above in the cash flows section. The increase in operating cash flows was offset by cash payments for capital expenditures, the reduction of the outstanding balance on the Facility, and the repurchase of treasury shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

     The decrease in accounts receivable was primarily due to the relative decrease in revenues for the second quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002, which the Company believes reflects its typical business cycle. The Company’s weighted days sales outstanding increased slightly to 51 days as of September 30, 2002, from 49 days as of March 31, 2002. As of September 30, 2001, the Company’s weighted days sales outstanding was 56 days.

     Accounts payable decreased and therefore increased working capital, primarily due to the payment of capital expenditures accrued at March 31, 2002. The expenditures primarily related to plant capacity projects and hardware and software costs for the Company’s systems implementation project. Lower operating expenses also contributed to the decrease.

     The decrease in accrued expenses primarily reflected the payment of accruals for income taxes of $2.1 million and employee commissions of $2.7 million made as of March 31, 2002. This was supplemented by reductions to the restructuring reserves aggregating $3.1 million. These decreases were offset by a $3.3 million increase in accrued payroll and related benefits due to an increase in the average number of days accrued.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (Continued)

Forward-Looking Statements

     This discussion contains statements concerning certain trends and other forward-looking information affecting or relating to the Company and its industry that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," and "seeks," or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements. Many of these important factors are outside STERIS’s control. Changes in market conditions, including competitive factors and changes in government regulations or the interpretation thereof, could cause actual results to differ materially from the Company’s expectations. No assurance can be provided as to any future financial results. The Company does not undertake to update or revise any forward looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products, and applications, (c) the possibility that compliance with the regulations and certification requirements of domestic and foreign authorities may delay or prevent new product introductions or affect the production and marketing of existing products, (d) the potential effects of fluctuations in foreign currencies where the Company does a sizable amount of business, (e) the possibility that implementation of the Company’s business improvement initiatives will take longer, cost more, or produce lower benefits than anticipated, and (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of market risk exposures is included in Part II, Item 7a, "Quantitative and Qualitative Disclosure about Market Risk," of the Company’s 2002 Annual Report and Form 10-K. There were no material changes during the three and six months ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002.

     Subsequent to the Company’s evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Part I, Item 1., Note 8 of this Report on Form 10-Q, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit Number	Exhibit Description
15.1	Letter Re: Unaudited Interim Financial Information

     (b) Reports on Form 8-K:

     On August 13, 2002, STERIS filed a Current Report on Form 8-K stating that the Chief Executive Officer and the Chief Financial Officer each provided a certification in connection with the filing of the Form 10-Q for the quarter ended June 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation (Registrant) /s/ Laurie Brlas Laurie Brlas Senior Vice President and Chief Financial Officer November 12, 2002

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Les C. Vinney, President and Chief Executive Officer of STERIS Corporation ("registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant ’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 /s/ Les C. Vinney Les C. Vinney President and Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Laurie Brlas, Senior Vice President and Chief Financial Officer of STERIS Corporation ("registrant"), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002 /s/ Laurie Brlas Laurie Brlas Senior Vice President and Chief Financial Officer