Form 10-Q
period 2002-12-31
STERIS CORP
filed 2003-02-12
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002

Commission file number 0-20165

STERIS Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1482024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5960 Heisley Road, Mentor, Ohio 44060-1834	440-354-2600
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

The number of Common Shares outstanding as of January 31, 2003: 69,522,814

STERIS Corporation

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	March 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,775	$12,424
Accounts receivable (net of allowances of $6,733 and $8,031, respectively)	181,220	196,631
Inventories	86,496	77,922
Current portion of deferred income taxes	20,093	20,011
Prepaid expenses and other assets	10,807	9,656

Total current assets	309,391	316,644
Property, plant, and equipment, net	339,684	328,329
Intangibles, net	193,978	190,822
Other assets	3,014	5,777

Total assets	$846,067	$841,572

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$1,802	$1,663
Accounts payable	38,202	56,734
Accrued income taxes	19,587	20,067
Accrued expenses and other	89,821	91,646

Total current liabilities	149,412	170,110
Long-term indebtedness	85,880	115,228
Deferred income taxes	19,381	19,381
Other liabilities	51,959	49,708

Total liabilities	306,632	354,427
Shareholders’ equity:
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value; 300,000 shares authorized; issued and outstanding shares of 69,484 and 69,466, respectively	219,694	223,244
Retained earnings	330,592	277,867
Accumulated other comprehensive loss:
Minimum pension liability	(1,038)	(1,038)
Cumulative foreign currency translation adjustment	(9,813)	(12,928)

Total shareholders’ equity	539,435	487,145

Total liabilities and shareholders’ equity	$846,067	$841,572

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net revenues:
Product	$173,245	$153,974	$489,564	$434,153
Service	71,067	64,663	208,831	187,951

Total net revenues	244,312	218,637	698,395	622,104

Cost of revenues:
Product	97,101	91,642	281,652	257,016
Service	43,268	38,150	124,590	110,356

Total cost of revenues:	140,369	129,792	406,242	367,372
Gross profit	103,943	88,845	292,153	254,732

Operating expenses:
Selling, general, and administrative	63,103	60,377	190,808	188,142
Research and development	6,811	4,958	17,540	16,228

	69,914	65,335	208,348	204,370

Income from operations	34,029	23,510	83,805	50,362
Interest expense, net	466	1,283	1,420	6,544

Income before income taxes	33,563	22,227	82,385	43,818
Income tax expense	12,083	8,224	29,659	16,213

Net income	$21,480	$14,003	$52,726	$27,605

Net income per share—basic	$0.31	$0.20	$0.76	$0.40

Net income per share—diluted	$0.30	$0.20	$0.75	$0.39

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2002	2001
Operating activities
Net income	$52,726	$27,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,554	35,357
Deferred income taxes	(82)	—
Other items	10,441	6,607
Changes in operating assets and liabilities:
Accounts receivable	16,352	22,286
Inventories	(8,574)	(2,807)
Other current assets	(1,086)	1,237
Accounts payable, accruals, and other, net	(22,740)	1,170

Net cash provided by operating activities	81,591	91,455

Investing activities
Purchases of property, plant, equipment, and patents	(45,218)	(40,467)
Proceeds from sales of assets	—	2,164
Investment in businesses, net	(140)	(5,006)

Net cash used in investing activities	(45,358)	(43,309)

Financing activities
Payments on long-term obligations	(2,081)	(850)
Payments under credit facility	(30,000)	(60,700)
Purchase of treasury shares	(16,070)	—
Stock option and other equity transactions	7,851	6,350

Net cash used in financing activities	(40,300)	(55,200)
Effect of exchange rate changes on cash and cash equivalents	2,418	(463)

Decrease in cash and cash equivalents	(1,649)	(7,517)
Cash and cash equivalents at beginning of period	12,424	24,710

Cash and cash equivalents at end of period	$10,775	$17,193

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2002 and 2001

(dollars in thousands, except per share amounts)

1. Reporting Entity

STERIS Corporation (the “Company” or “STERIS”) develops, manufactures, and markets infection prevention, contamination prevention, microbial reduction, and medical and therapy support systems, products, services, and technologies for healthcare, scientific, research, and industrial customers throughout the world. The Company has approximately 4,800 employees worldwide, with approximately 1,800 involved in direct sales, service, and field support. Customer support facilities are located in several major global market centers with manufacturing operations in the United States, Australia, Canada, Germany, Finland, and Sweden. STERIS operates in a single business segment.

2. Basis of Presentation

The Company’s unaudited consolidated financial statements for the three and nine months ended December 31, 2002 and December 31, 2001 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2002, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2002, and in management’s opinion contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K referred to above. The consolidated balance sheet at March 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the Company’s prior year financial statements to conform to the current year classification.

3. Recently Issued Accounting Standards

In June 2001, Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), were issued by the Financial Accounting Standards Board. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill.

SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and requires periodic tests for impairment of these assets. SFAS 142 requires the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The Company had conducted valuations of its reporting units for transition purposes and, based on these valuations, the Company had concluded that goodwill was not impaired. The Company is currently conducting its annual valuations for impairment of these assets, and based on preliminary results, believes that goodwill is not impaired.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2002 and 2001

(dollars in thousands, except per share amounts)

The Company adopted SFAS 142 on April 1, 2002. The following table reflects the reconciliation of reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net income:
Reported net income	$21,480	$14,003	$52,726	$27,605
Add back: Goodwill amortization, net of tax	—	1,320	—	3,894

Adjusted net income	$21,480	$15,323	$52,726	$31,499

Net income per share:
Basic:
Reported net income per share—basic	$0.31	$0.20	$0.76	$0.40
Add back: Goodwill amortization, net of tax	—	0.02	—	0.06

Adjusted net income per share—basic	$0.31	$0.22	$0.76	$0.46

Diluted:
Reported net income per share—diluted	$0.30	$0.20	$0.75	$0.39
Add back: Goodwill amortization, net of tax	—	0.02	—	0.06

Adjusted net income per share—diluted	$0.30	$0.22	$0.75	$0.45

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

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) was issued. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value and when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) was issued. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2002 and 2001

(dollars in thousands, except per share amounts)

periods beginning after December 15, 2002. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 148 will have on its consolidated financial position and results of operations.

In December 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that certain guarantees be recorded at fair value and also that a guarantor make certain disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and measurement provision of FIN 45 are applicable only to guarantees issued or modified after December 31, 2002. The related disclosure requirements are effective for interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees entered into prior to its issuance. See Note 11—Financial and Other Guarantees.

4. Earnings per Share

The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(in thousands)
Weighted average Common Shares outstanding—basic	69,389	69,362	69,382	69,073
Dilutive effect of stock options	1,179	1,471	1,292	1,480

Weighted average Common Shares and equivalents—diluted	70,568	70,833	70,674	70,553

5. Comprehensive Income

Comprehensive income amounted to $22,385 and $13,621, net of tax, for the three months ended December 31, 2002 and 2001, respectively. For the nine months ended December 31, 2002, comprehensive income totaled $55,841, net of tax, compared to $26,939, net of tax, for the nine months ended December 31, 2001. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative foreign currency translation adjustment.

6. Inventories

Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventory costs include material, labor, and overhead. Inventories were as follows:

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2002 and 2001

(dollars in thousands, except per share amounts)

	December 31, 2002	March 31, 2002
Raw material	$23,971	$22,746
Work in process	19,901	16,680
Finished goods	42,624	38,496

Total inventories	$86,496	$77,922

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

Reductions to the restructuring reserves during the first nine months of fiscal 2003 related to employee severance payments of $1,418 and other payments and adjustments. The Company paid $555 in settlement of pension liabilities for terminated employees. The restructuring reserves were reduced by approximately $1,058 in the first half of fiscal 2003 as the Company received favorable rulings regarding certain salary continuation and severance benefits under a collective bargaining agreement. These adjustments were recorded as reductions of costs of revenues on the accompanying consolidated statement of income for the first nine months of fiscal 2003. Restructuring reserves of $1,192 and $4,223 remained as of December 31, and March 31, 2002, respectively. These remaining severance payments, which relate to 10 former employees, will continue until December 2004.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2002 and 2001

(dollars in thousands, except per share amounts)

improvements in these and other functions, a non-recurring charge of $39,722 ($24,628 net of tax, or $0.36 per diluted share) was recorded in the fourth quarter of fiscal 2000. The Company has completed all aspects of the operational changes related to the fiscal 2000 non-recurring charge.

Reductions to the restructuring reserves during the first nine months of fiscal 2003 related primarily to employee severance and lease payments of $348. Restructuring reserves of $66 and $414 remained as of December 31, and March 31, 2002, respectively, and related primarily to severance and lease obligations.

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

9. Business Segment Information

The Company operates in a single business segment. The following is information about the Company’s operations by geographic area:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net revenues
United States	$198,012	$187,964	$567,353	$529,137
Non-United States	46,300	30,673	131,042	92,967

Total net revenues	$244,312	$218,637	$698,395	$622,104

During the quarters ended December 31, 2002 and 2001, no revenues from a single customer represented more than one and one half percent of total net revenues. Revenues by principal customer group are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net revenues
Healthcare	$164,689	$152,680	$475,539	$434,760
Scientific and Industrial	79,623	65,957	222,856	187,344

Total net revenues	$244,312	$218,637	$698,395	$622,104

10. Treasury Shares

On January 30, 1997, the Company announced that its Board of Directors had authorized the periodic repurchase of

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2002 and 2001

(dollars in thousands, except per share amounts)

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

On July 25, 2002, the Company’s unsecured $325,000 Revolving Credit Facility (the “Facility”) was amended to allow for the repurchase of Common Shares for an amount up to $125,000 from June 27, 2002 to October 25, 2002. The amendment also modifies the definition of “consolidated net worth” for the purposes of certain covenant calculations to exclude any reductions to shareholders’ equity resulting from the repurchase of Common Shares during this time period.

During the three months ended December 31, 2002, the Company reissued 0.2 million Common Shares to stock option holders. At December 31, 2002, 0.3 million common shares were held in treasury.

11. Financial and Other Guarantees

The Company generally offers a limited one-year warranty on its products that covers parts and labor necessary to ensure proper product operation. The specific terms and conditions of those warranties vary depending on the product sold and the country where the Company does business. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Amounts due to customers for the Company’s future performance under these warranties are recorded as a current liability on the accompanying balance sheets. Factors that affect the Company’s warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liability during the periods presented are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Balance, beginning of period	$3,283	$3,375	$3,257	$3,168
Warranties issued during the period	1,617	1,822	5,575	5,410
Settlements made during the period	(1,609)	(1,826)	(5,541)	(5,207)

Balance, end of period	$3,291	$3,371	$3,291	$3,371

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts range in terms from 1 to 5 years and require the Company to maintain and repair the Company’s product over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying consolidated balance sheets. The liability recorded for deferred service revenue was $9,707 and $9,771 as of December 31, and March 31, 2002, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying consolidated statements of income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income for the three and nine months ended December 31, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

January 20, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the third quarter and first nine months of fiscal 2003, the Company delivered improved financial results based on strong customer demand, increased manufacturing capacity, and control of operating expenses.

Revenues for the third quarter of fiscal 2003 increased 11.7% to $244.3 million as compared to third quarter fiscal 2002 revenues of $218.6 million. Gross margin percentages increased to 42.5% for the third quarter of fiscal 2003 from 40.6% in the third quarter of fiscal 2002. Operating expenses for the third quarter of fiscal 2003 decreased as a percentage of revenues to 28.6% as compared to 29.9% in the comparable quarter of fiscal 2002. Net income for the third quarter of fiscal 2003 increased to $21.5 million, or $0.30 per diluted share, compared with third quarter fiscal 2002 net income of $14.0 million, or $0.20 per diluted share.

Revenues for the first nine months of fiscal 2003 were $698.4 million, a 12.3% improvement over revenues of $622.1 million in the comparable fiscal 2002 period. Gross margin percentages also improved to 41.8% for the first nine months of fiscal 2003, compared with 40.9% in the same period of fiscal 2002. Operating expenses decreased as a percentage of revenues during the first nine months of fiscal 2003 to 29.8% from 32.8% in the same period a year ago. Net income for the first nine months of fiscal 2003 increased to $52.7 million, or $0.75 per diluted share, compared with $27.6 million, or $0.39 per diluted share, in the first half of fiscal 2002.

Results of Operations

Net Revenues and Cost of Revenues

(in thousands, except percentages)

	Three Months Ended December 31,		Increase
	2002	2001	Dollar	Percentage
Healthcare	$164,689	$152,680	$12,009	8%
Scientific and Industrial	79,623	65,957	13,666	21%

Total net revenues	244,312	218,637	25,675	12%
Cost of revenues	140,369	129,792	10,577	8%

Gross profit	$103,943	$88,845	$15,098

Gross margin percentage	42.5%	40.6%

The increase in Healthcare Group revenues for the third quarter of fiscal 2003 reflected continued strong demand from U.S. hospitals, particularly for capital equipment. The Company believes stronger capital spending is due to the upgrade of aging facilities and equipment as well as new building to accommodate greater demand for medical services. The increase in Scientific and Industrial revenues reflected stronger demand primarily from pharmaceutical production customers in Europe. This stronger demand and the Company’s ability to produce more as a result of expanded capacity at two existing facilities, and one new facility, contributed to the increase in revenues.

Net revenues for the third quarter of fiscal 2003 from capital goods were $117.4 million, or 48.1% of revenues, as compared to $101.7 million, or 46.5% of revenues, in the third quarter of fiscal 2002. For the reasons stated above, revenues from capital goods increased $15.7 million, or 15.4%, for the third quarter of fiscal 2003 as compared to the third quarter in fiscal 2002. Revenues related to large capital systems accounted for under the percentage-of-completion method, sales of small and medium Amsco steam sterilizers, along with surgical support products, such as surgical tables and lights, and animal care systems accounted for much of this increase. Revenues from consumables and services contributed $126.9 million, or 51.9% of revenues, for the third quarter of fiscal 2003 compared to $116.9 million, or 53.5% of revenues, in the comparable prior year quarter. Revenues from consumables and services increased $10.0 million, or 8.5%, for the third quarter of fiscal 2003 as compared to the prior year’s third quarter due to an increase in the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (continued)

installed base of capital equipment.

United States revenues for the third quarter of fiscal 2003 were $198.0 million, or 81.0% of revenues, with $46.3 million, or 19.0% of revenues, from international markets. United States revenues for the third quarter of fiscal 2002 were $188.0 million, or 86.0% of revenues, with $30.7 million, or 14.0% of revenues, from international markets.

Cost of revenues for the third quarter of fiscal 2003 increased by 8.1% to $140.4 million compared to $129.8 million for the comparable period in fiscal 2002. Cost of revenues as a percentage of revenues was 57.5% in the third quarter of fiscal 2003 compared to 59.4% in the third quarter of fiscal 2002. The corresponding gross margin percentages were 42.5% and 40.6% for the third quarters of fiscal 2003 and 2002, respectively. Gross profit for the third quarter of fiscal 2003 was favorably impacted by product pricing increases, primarily in the Healthcare Group, aggregating $6.2 million, or 2.5%, distribution cost efficiencies of $2.9 million, or 1.2%, and improved Scientific and Industrial margins of $1.1 million, or 0.5%. These gross profit margin gains were partially offset by a shift in the revenue mix towards the Company’s Scientific and Industrial Group, whose revenues are weighted towards large capital systems that typically carry relatively lower gross profit. The change in revenue mix decreased gross profit by $0.9 million, or 0.4%. Additionally, gross profit margins were negatively impacted by a provision for asset impairment as the Company moved its Quebec City, Canada manufacturing operations to a new facility of $1.0 million, or 0.4%, and other negative gross margin impacts aggregating $3.6 million, or 1.5%.

Net Revenues and Cost of Revenues

(in thousands, except percentages)

	Nine Months Ended December 31,		Increase
	2002	2001	Dollar	Percentage
Healthcare	$475,539	$434,760	$40,779	9%
Scientific and Industrial	222,856	187,344	35,512	19%

Total net revenues	698,395	622,104	76,291	12%
Cost of revenues	406,242	367,372	38,870	11%

Gross profit	$292,153	$254,732	$37,421

Gross margin percentage	41.8%	40.9%

Net revenues for the Healthcare Group and the Scientific and Industrial Group increased for the first nine months of fiscal 2003, due primarily to the reasons noted above in the discussion of the revenue results for the third quarter of fiscal 2003.

Net revenues for the first nine months of fiscal 2003 from capital goods were $325.8 million, or 46.6% of revenues, as compared to $281.7 million, or 45.3%, in the first nine months of fiscal 2002. Net revenues from capital goods increased $44.1 million, or 15.7%, for the first nine months of fiscal 2003 as compared to the same period in fiscal 2002. Revenues related to large capital systems accounted for under the percentage-of-completion method, sales of small and medium Amsco steam sterilizers, along with surgical support products, such as surgical tables and lights, accounted for much of this increase. Revenues from consumables and services contributed $372.6 million, or 53.4% of revenues, for the first nine months of fiscal 2003 compared to $340.4 million, or 54.7% of revenues, in the comparable prior year period. Revenues from consumables and services increased $32.2 million, or 9.5%, for the first nine months of fiscal 2003 as compared to the prior year period. Service revenues increased due to an increase in the installed base of capital equipment as well as incremental revenues related to a long-term contract to service infection prevention and decontamination equipment for a division of a Fortune 500 Company not present in the first six months of the prior year’s results. Sales of service repair parts and consumable products related to the Company’s sterile processing products also contributed to the year-to-year increase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (continued)

United States revenues for the nine months of fiscal 2003 were $567.4 million, or 81.2% of revenues, with $131.0 million, or 18.8% of revenues, from international markets. United States revenues for the first nine months of fiscal 2002 were $529.1 million, or 85.1% of revenues, with $93.0 million, or 14.9% of revenues, from international markets.

Cost of revenues for the first nine months of fiscal 2003 increased by 10.6% to $406.2 million compared to $367.4 million for the comparable period in fiscal 2002. Cost of revenues as a percentage of revenues was 58.2% in the first nine months of fiscal 2003 compared to 59.1% in the first nine months of fiscal 2002. The corresponding gross margin percentages were 41.8% and 40.9% for the first nine months of fiscal 2003 and 2002, respectively. Gross profit for the first nine months of fiscal 2003 was favorably impacted by product pricing increases, primarily in the Healthcare Group, aggregating $12.1 million, or 1.7%, manufacturing efficiencies primarily experienced in the first quarter of $3.3 million, or 0.5%, distribution cost efficiencies of $2.9 million, or 0.4%, and improved service margins of $1.3 million, or 0.2%. During the first nine months of fiscal 2003, the Company received favorable rulings regarding certain salary continuation and severance benefits under a collective bargaining agreement and reduced restructuring reserves by $1.1 million, or 0.2% of revenues, related to the fiscal 2001 charge. These adjustments were recorded as a reduction of costs of revenues in the consolidated statements of income. The gross profit gains in the Healthcare Group were partially offset by a shift in the revenue mix towards the Company’s Scientific and Industrial Group, whose revenues are weighted towards large capital systems that typically carry relatively lower gross profit. The change in revenue mix decreased gross profit by $4.4 million, or 0.7%. The Company provided for approximately $1.0 million, or 0.1%, for an asset impairment related to the move of the Company’s Quebec City, Canada manufacturing operations noted above. Additional decreases to gross profit, including inventory obsolescence related to products that are at the end of their respective life cycles, aggregated $9.1 million, or 1.3%.

Operating Expenses

(in thousands, except percentages)

	Three Months Ended December 31,		Increase
	2002	2001	Dollars	Percentage
Selling, general, and administrative	$63,103	$60,377	$2,726	5%
Research and development	6,811	4,958	1,853	37%

Total	$69,914	$65,335	$4,579	7%

Operating expenses as a percent of revenues, were 28.6% and 29.9% in the three months ended December 31, 2002 and 2001, respectively, as management continued its focus on controlling costs while supporting revenue growth. Selling, general, and administrative expenses for the third quarter of fiscal 2003 increased as a result of increased compensation expenses of $3.1 million, increased insurance and tax expenses of $1.1 million, and increased travel and entertainment expenses of $1.0 million. These increases were partially offset by decreased commissions expense of $1.6 million and decreased depreciation and amortization expenses of $1.0 million. Compensation expenses increased as a result of increased incentive compensation and benefits expenses. Insurance expense increased due to increased casualty and property premiums and self-insurance loss experience. The increase in travel and entertainment expenses is a result of increased sales and installation travel related to the revenue growth for the quarter. Commissions expense decreased due to a redesign of the Company’s commission plan. Depreciation and amortization expenses decreased due to decreased amortization expense resulting from the adoption of SFAS 142.

Research and development expenses increased both in gross dollars and as a percentage of revenues in the third quarter of fiscal 2003 as compared to fiscal 2002. Research and development expenses as a percentage of revenues were 2.8% in the third quarter of fiscal 2003 compared to 2.3% in the comparable quarter of fiscal 2002. This increase was

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (continued)

due to higher spending as key projects entered phases where prototype and custom component costs were incurred.

Operating Expenses

(in thousands, except percentages)

	Nine Months Ended December 31,		Increase
	2002	2001	Dollars	Percentage
Selling, general, and administrative	$190,808	$188,142	$2,666	1%
Research and development	17,540	16,228	1,312	8%

Total	$208,348	$204,370	$3,978	2%

For the first nine months of fiscal 2003, operating expenses as a percent of revenue were 29.8% compared to 32.9% for the first nine months of fiscal 2002. Selling, general, and administrative expenses remained relatively constant as management continued to leverage the Company’s revenue growth off of the existing operating expense base. In the first nine months of fiscal 2003, compensation expenses increased $3.8 million, professional fees increased $5.3 million, travel and entertainment expenses increased $1.9 million, and insurance and taxes expenses increased $3.4 million compared to the same period of fiscal 2002. These increases were offset by decreased commission expenses of $1.6 million, decreased marketing expenses of $2.5 million, decreased depreciation and amortization expenses of $1.7 million, and decreased administrative expenses of $5.9 million for the first nine months of fiscal 2003 compared to fiscal 2002. Compensation expenses increased as a result of merit salary increases as well as increased benefit costs and a redesign of the Company’s commission plan compared to the first six months of fiscal 2002, which was partially offset by capitalized internal personnel costs related to the Company’s systems implementation project. Professional fees increased as a result of increased consulting fees related to the Company’s systems implementation project. The increase in travel and entertainment is due to additional travel resulting from revenue growth during the first nine months of fiscal 2003. Insurance expense increased as a result of an increase in casualty and property premiums and self-insurance loss experience. Marketing and administrative expenses decreased as a result of the Company’s cost control efforts. Depreciation and amortization expenses decreased due to decreased amortization expense resulting from the adoption of SFAS 142.

Research and development expenses increased in gross dollars, but decreased as a percentage of revenues in the first nine months of fiscal 2003 as compared to fiscal 2002. Research and development expenses as a percentage of revenues were 2.5% in the first nine months of fiscal 2003 compared to 2.6% in the comparable first nine months of fiscal 2002. This decrease was primarily due to focused project efforts.

During the first quarter of fiscal 2003, the Company terminated an employee benefit plan of one of its subsidiaries and consolidated those benefits with the Company’s other benefit programs. The Company anticipates that this pension obligation will be settled during the fourth quarter of fiscal 2003. In accordance with the requirements of Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” the Company expects to record a settlement loss of approximately $1.3 million at that time.

Interest Expense

Interest expense, net, decreased by 63.7% to $0.5 million in the third quarter of fiscal 2003 from $1.3 million in the third quarter of the prior year. Interest expense, net, also decreased 78.3% for the first nine months of fiscal 2003 to $1.4 million from $6.5 million for the first nine months of fiscal 2002. The decrease was due to the effects of lower interest rates and the reduction in the amount of debt outstanding. The weighted average interest rate applicable to the Company’s outstanding debt was 2.11% as of December 31, 2002 compared to 3.29% as of December 31, 2001. Additionally, the Company reduced its long-term debt by approximately $30.0 million during the first nine months of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (continued)

fiscal 2003.

Income Taxes

Income tax expense was 36.0% of pretax earnings for the third quarter and first nine months of fiscal 2003. During the same periods ended December 31, 2001, the effective income tax rate was 37.0%. The decrease in the effective tax rate related to goodwill amortization. The decrease was partially offset by a reduction in the foreign tax rate differential and a reduction in the benefit associated with research and development credits.

Liquidity and Capital Resources

Cash Flows

(in thousands, except percentages)

	Nine Months Ended December 31,		Increase (Decrease)
	2002	2001	Dollars	Percentage
Operating activities:
Net income	$52,726	$27,605	$25,121	91%
Non-cash items	44,913	41,964	2,949	7%
Changes in operating assets and liabilities	(16,048)	21,886	(37,934)	-173%

Net cash provided by operating activities	$81,591	$91,455	$(9,864)	-11%

Investing activities:
Purchases of property, plant, equipment, and patents	$(45,218)	$(38,303)	$(6,915)	18%
Other	(140)	(5,006)	4,866	-97%

Net cash used in investing activities	$(45,358)	$(43,309)	$(2,049)	5%

Financing activities:
Payments on long-term obligations and credit facility, net	$(32,081)	$(61,550)	$29,469	-48%
Repurchase of treasury shares	(16,070)	—	(16,070)	N.A.
Stock option and other equity transactions, net	7,851	6,350	1,501	24%

Net cash used in financing activities	$(40,300)	$(55,200)	$14,900	-27%

The decrease in operating cash flows for first nine months of fiscal 2003 as compared with the first nine months of fiscal 2002 was primarily due to changes in working capital between periods. Accounts payable and accrued expenses had a negative cash flow impact of $23.9 million due to the reduction of the Company’s accounts payable balance, a contribution to the Company’s existing defined-benefit plans, and spending related to the Company’s systems implementation project. The accounts payable balance decreased primarily as the result of accelerated payments to vendors just prior to December 31, 2002 in order to simplify the conversion process related to the Company’s systems implementation project, which began operating on January 1, 2003. There was a negative cash flow impact of $5.9 million in accounts receivable due to an increase in revenue in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. There was a negative cash flow impact of $5.8 million in inventory, due to facilities increasing on-hand inventory to meet fourth quarter demand. These decreases were partially offset by an increase in net income of $25.1 million for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002.

The Company has non-contributory defined-benefit plans covering certain manufacturing and plant

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (continued)

administrative personnel as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. Benefits are determined based on the employee’s years of service and compensation. Due to the decline in the fair value of the Company’s defined-benefit plan assets, the Company funded $7.0 million, as noted above, to the plan assets during the third quarter of fiscal 2003. In accordance with Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions”, the Company is currently evaluating the assumptions to be used and the funded status of the plans as of March 31, 2003. The Company will record any necessary adjustments, including minimum pension liability, during the fourth quarter of fiscal 2003. The Company anticipates that the impact of the decline in fair value of the plan’s assets will not be material to the Company’s fiscal 2003 results. The Company utilizes the corridor approach for the amortization of actuarial gains and losses. Therefore, actuarial gains and losses in excess of 10% of the benefit obligation are amortized over the expected working lifetime of plan participants of approximately 15 years. Therefore, the amortization of the losses related to the decline in fair value of plan assets will not have a material impact to any single year of the Company’s annual results.

Net cash used in investing activities increased primarily due to increased purchases of property, plant, and equipment. This increase was primarily attributable to projects related to the Company’s manufacturing capacity expansions and the Company’s systems implementation project.

Net cash used in financing activities decreased primarily due to payments of $30.7 million to reduce the Company’s outstanding balance on the Company’s $325.0 million Revolving Credit Facility (the “Facility”). This decrease was partially offset by the repurchase of treasury shares in fiscal 2003.

Working Capital

(in thousands, except percentages)

			Working Capital Increase (Decrease)
	December 31, 2002	March 31, 2002	Dollars	Percentage
Cash and cash equivalents	$10,775	$12,424	$(1,649)	-13%
Accounts receivable, net	181,220	196,631	(15,411)	-8%
Inventories	86,496	77,922	8,574	11%
Deferred income taxes	20,093	20,011	82	0%
Prepaid expense and other assets	10,807	9,656	1,151	12%

Total current assets	$309,391	$316,644	$(7,253)	-2%

Current portion of long-term indebtedness	$1,802	$1,663	$(139)	-8%
Accounts payable	38,202	56,734	18,532	33%
Accrued income taxes	19,587	20,067	480	2%
Accrued expenses and other	89,821	91,646	1,825	2%

Total current liabilities	$149,412	$170,110	$20,698	12%

Working capital	$159,979	$146,534	$13,445	9%

Current ratio	2.1	1.9
Debt-to-total capital ratio	13.7%	19.1%

During the first nine months of fiscal 2003, the Company’s investment in working capital and current ratio slightly increased. The Company was able to maintain financial flexibility, and as of December 31, 2002, had $246.0 million available on its Facility. Decreased investment in accounts receivable, improved management of current liabilities, and the unused Facility continued to reduce the Company’s need to maintain a large cash and cash equivalent

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (continued)

balance relative to historical requirements.

As described further in the cash flows discussion above, the Company utilized a significant portion of its operating cash flows to repurchase treasury shares and continue to pay down the Company’s outstanding balance on the Facility during the first nine months of fiscal 2003. The Company also continued to reduce its debt-to-total capital ratio. As of December 31, 2002 and March 31, 2002, the Company’s outstanding balance related to the Facility was $79.0 million and $109.0 million, respectively.

While the Company continued to reduce its investment in accounts receivable, the slight increase in working capital as of December 31, 2002 compared to March 31, 2002 was primarily attributable to the increase in the Company’s inventories and a decrease in accounts payable and other accruals. The Company’s inventory turns declined to 3.0 as of December 31, 2002 as compared to 3.8 as of March 31, 2002. Work-In-Process and raw material inventories increased $4.4 million as the Company level-loaded its manufacturing operations to smooth production levels and gain efficiencies for the expected product demand during the fourth quarter of the fiscal year. There was also an increase in finished goods of $4.1 million.

The decrease in accounts receivable was primarily due to the relative decrease of $7.0 million in revenues for the month of December fiscal 2003 as compared to the month of March fiscal 2002, which the Company believes reflects its typical business cycle. Additionally, the Company has improved its collections ability as the Company’s weighted days sales outstanding decreased to 46 days as of December 31, 2002, from 49 days as of March 31, 2002. As of December 31, 2001, the Company’s weighted days sales outstanding was 53 days.

Accounts payable decreased and therefore increased working capital, primarily due to the payment of capital expenditures accrued at March 31, 2002. The expenditures primarily related to plant capacity projects and hardware and software costs for the Company’s systems implementation project. Lower operating expenses also contributed to the decrease. Additionally, the Company accelerated payments to vendors just prior to December 31, 2002 in order to simplify the conversion process related to the Company’s systems implementation project, which began operating on January 1, 2003.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (continued)

Contingencies

There are various pending lawsuits and claims arising out of the conduct of STERIS’s business. These lawsuits and claims generally involve a variety of legal theories, including without limitation, personal injury, product liability, product exposure, property damage, economic loss and other claims for damage or relief. It is possible that additional claims, based upon the same or different legal theories, may be made against the Company and its subsidiaries. The Company believes that the ultimate outcome of its pending lawsuits and claims will not have a material adverse effect on STERIS’s consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation or claims. STERIS presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent.

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

Forward-Looking Statements

This discussion contains statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Other risk factors are described in the Company’s Form 10-K and other securities filings. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that compliance with laws, court rulings, regulations, or certification requirements of domestic and foreign authorities may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, (d) the potential of international unrest or effects of fluctuations in foreign currencies of countries where the Company does a sizeable amount of business, and (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure about Market Risk,” of the Company’s 2002 Annual Report and Form 10-K. There were no material changes during the three and nine months ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2002, a review was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Company’s management, including the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002.

Subsequent to the Company’s review, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Part I, Item 1., Note 8 of this Report on Form 10-Q, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description

15.1	Letter Re: Unaudited Interim Financial Information

(b) Reports on Form 8-K:

On November 12, 2002, STERIS filed a Current Report on Form 8-K stating that the Chief Executive Officer and the Chief Financial Officer each provided a certification in connection with the filing of the Form 10-Q for the quarter ended September 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation (Registrant)

/s/ Laurie Brlas
Laurie Brlas Senior Vice President and Chief Financial Officer February 12, 2003

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Les C. Vinney, President and Chief Executive Officer of STERIS Corporation (“registrant”), certify that:

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
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

Date: February 12, 2003

/s/ Les C. Vinney
Les C. Vinney President and Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Laurie Brlas, Senior Vice President and Chief Financial Officer of STERIS Corporation (“registrant”), certify that:

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
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

Date: February 12, 2003

/s/ Laurie Brlas
Laurie Brlas Senior Vice President and Chief Financial Officer