Form 10-K
period 2003-03-31
STERIS CORP
filed 2003-06-20
CIK 815065

United States Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 2002: $1,716,670,533

The number of Common Shares outstanding as of May 31, 2003: 69,130,240

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting – Part III

Part I

ITEM 1.    BUSINESS

Reference to “STERIS Corporation”, “STERIS”, or the “Company” refers to STERIS Corporation and its subsidiaries, except where the context makes it clear the reference is to STERIS Corporation itself and not to its subsidiaries.

Description of Business

STERIS Corporation, an Ohio corporation organized in 1987 (the “Company” or “STERIS”), develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and surgical and critical care support products and services for healthcare, scientific, research, industrial and government customers throughout the world. STERIS is focused on helping customers address today’s needs primarily in the healthcare and pharmaceutical industries. The healthcare industry is changing rapidly due to the growth of minimally invasive surgical and diagnostic procedures; heightened public and professional awareness and concern for the increasing number of transmittable and antibiotic-resistant infectious diseases; and the overall need to reduce the cost of healthcare delivery. These trends have expanded the demand for rapid, safe, and efficient infection prevention systems for critical tasks such as the sterile processing of devices and the handling, decontamination, destruction, and disposal of potentially infectious biohazardous waste. The pharmaceutical industry is also expanding to meet increased demand for new and generic drugs. Pharmaceutical, biotech, medical device, and other manufacturers are under increasing pressure to adhere to stricter guidelines for the validation and control of their antimicrobial processes, as well as the trend towards global standardization of protocols.

As of March 31, 2003, the Company had over 5,100 employees worldwide, with over 2,300 involved in direct sales, service, and field support. Customer support and training facilities are located in major global market centers, and production and manufacturing operations are found in the United States, Australia, Canada, Germany, Finland, and Sweden.

Through March 31, 2003, the Company has operated in a single business segment. See the accompanying consolidated financial statements beginning on page 27 of this Form 10-K for financial information regarding the Company. Beginning in the first quarter of fiscal 2004, the Company has repositioned its businesses into three market-focused segments. As a result of this realignment, the Company will operate in and report as three business segments beginning with the first quarter of fiscal 2004.

Principal Products and Services

STERIS is a leader in low temperature sterilization, high temperature sterilization, washing and decontamination systems, surgical tables, surgical lights, and associated consumables and service. The Company is a multi-faceted global organization that serves healthcare, scientific, research, industrial, and government customers. Revenues by principal customer group are as follows (in thousands):

Years Ended March 31,	2003	2002	2001

Healthcare	$660,923	$607,638	$566,567
Scientific and Industrial	311,164	259,059	233,520

Total Net Revenues	$972,087	$866,697	$800,087

Healthcare.    The Healthcare business is comprised of products and services utilized by healthcare professionals to significantly reduce or eliminate microbial contamination within the healthcare environment. The portfolio includes infection prevention processing systems and specialty chemical products used for cleaning, disinfecting, sterilizing, drying, and aerating medical and surgical instruments, devices, and hard surfaces. Specialty chemical products are generally employed in material processing systems or used for high risk and routine skin care, hard surface disinfection, and surgical preparation. STERIS is also a supplier of equipment that makes up the basic infrastructure of the hospital critical care and surgical environments, including operating tables, surgical lighting and ceiling mounted equipment management systems. STERIS systems support cost containment, productivity increases, and risk reduction in a wide variety of healthcare settings through process standardization, automatic monitoring and documentation, processing site flexibility, and reduction in processing time.

Among the Company’s Healthcare products is the STERIS SYSTEM 1® Low Temperature Liquid Sterile Processing System, used for just-in-time sterile processing at or near the site of patient care.  SYSTEM 1® sterile processors enable healthcare professionals to economically sterilize immersible surgical and diagnostic devices between patient procedures in approximately thirty minutes. The use of SYSTEM 1® sterile processors eliminates time-consuming transportation to and from central processing sites and allows customers to use delicate, expensive, heat-sensitive devices and instrument sets many times per day.

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

In addition to thermal sterilization systems, the Company manufactures low temperature ethylene oxide (EO) gas sterilizers, which provide customers the ability to sterilize heat sensitive medical devices in a controlled processing environment. Each sterilization system includes a microprocessor-based control system, which monitors cycle parameters and provides the customer a permanent record of each sterilization cycle. The Company’s most popular EO gas sterilization system, the Amsco® Eagle® 3017 100% EO Sterilizer, utilizes a proprietary, single-use sterilant cartridge and includes a built-in exhaust system.

A variety of Amsco® Reliance® automated washer/disinfector systems are also manufactured by STERIS for Healthcare customers and are typically used in conjunction with thermal sterilization systems. These systems clean, thermally disinfect, and dry everything from rolling instrument carts and other large healthcare equipment to the smallest surgical instruments. The latest system in the line is the compact Reliance 333 Washer/Disinfector, which is the ideal solution for smaller outpatient surgery centers and same-day surgery centers that are prevalent today.

STERIS develops, manufactures, and distributes infection prevention consumables and supplies that are used to prevent the spread of infectious diseases and to monitor sterilization and decontamination processes. STERIS consumable products offer quality choices for infection and contamination prevention, including products used in instrument cleaning and decontamination systems, high risk and routine skin care products, hard surface disinfectants, and surgical scrubs. STERIS quality assurance products used to monitor sterilization processes include biological monitoring systems, barrier wraps, integrator/indicator monitoring systems, and record-keeping systems.

The Company’s Healthcare product line also includes general and specialty surgical tables, surgical and examination lights, operating room storage cabinets, warming cabinets, scrub sinks, and other complementary products and accessories for hospitals and other healthcare facilities. The Company’s versatile surgical table product line includes powered and manual general surgical tables, as well as specialty tables for orthopedics and image guided surgical procedures. A wide variety of general and specialty surgical procedures are accommodated through the use of attachable accessories, which increase the versatility of the tables. The Company produces and sells a line of related accessories and also sells accessories manufactured by outside sources.

The Company’s illumination and space management systems are designed for a wide variety of locations where diagnostic and therapeutic procedures are performed, including the emergency room, general surgery suite, OB/GYN suite, ICU/CCU suite, and ambulatory surgery suite. The lighting products combine optical performance with positioning flexibility that accommodate the surface and cavity illumination needs of virtually all types of surgical procedures. The Company’s SurgiVision® Surgical Lighting and Video System combines high quality illumination with a technically advanced video system to provide innovative and cost-effective systems for both acute care and non-acute care customers. The Company’s products range from major surgical lights to small examination lights, and include the Harmony® Equipment Management Systems line of ceiling management products for the hospital operating room, emergency and critical care, and ambulatory surgery markets.

STERIS also provides sterilization management and outsourcing services for healthcare facilities and is developing comprehensive solutions to meet the instrument reprocessing needs of hospitals and healthcare facilities, to capitalize on the current hospital trend of outsourcing non-revenue generating operations such as central sterile processing.

Scientific and Industrial.    The STERIS Scientific and Industrial offerings include contamination prevention and control systems, products, and services for pharmaceutical, biotechnology, medical device, critical research, laboratory research, and industrial customers throughout the world. These products and services assist customers in following the stringent sterility assurance and microbial reduction processes demanded by the United States Food and Drug Administration (“FDA”), as well as worldwide regulatory and compliance agencies.

The Scientific offering is a broad range of systems and products with several of the most trusted brand names in the industry: Finn-Aqua® and Amsco® sterilizers, Reliance® and Basil® washers, Detach™ automated cage and bedding processing systems, VHP® (Vaporized Hydrogen Peroxide) biodecontamination systems, Finn-Aqua® high-purity water systems, and Lyovac® freeze dryers, research and pharmaceutical washing systems, as well as an extensive line of consumable products for contamination prevention, surface cleaning, and sterility assurance.

STERIS also provides contract sterilization and microbial reduction services to manufacturers of pre-packaged healthcare and consumer products. As a result of acquisitions — beginning with STERIS’s 1998 purchase of Isomedix Inc., a leading North American provider of contract sterilization and microbial reduction services — and internal expansion, STERIS now has a network of 16 contract sterilization facilities with available gamma irradiation, ethylene oxide, and electron beam processing technologies. STERIS’s contract sterilization subsidiaries work closely with customers to provide high-quality processing and logistical support to minimize the time it takes to move a product from the factory to its final destination.

STERIS field service personnel are available worldwide to install, maintain, upgrade, and troubleshoot equipment. Additionally, STERIS offers services such as facility planning, engineering support, device testing, process and cleaner evaluation, education, and preventative maintenance and repair services.

In both the Healthcare and Scientific and Industrial Groups, the products and services of STERIS and its subsidiaries are sold under a variety of brand and product names. As acquired businesses have been integrated and consolidated, the STERIS name is increasingly visible on the product and service offerings.

Manufacturing

The Company, as of March 31, 2003, manufactures, assembles, and packages products in Erie, Pennsylvania; Mentor, Ohio; Montgomery, Alabama; St. Louis, Missouri; Cologne, Germany; Helsinki, Finland; Quebec City, Canada; Stockholm, Sweden; and Sydney, Australia. Each of the production facilities are dedicated facilities with each focusing on particular processes and products. The majority of the Company’s equipment manufacturing facilities throughout the world are ISO 9001 certified. These facilities supply products to both Healthcare and Scientific and Industrial customers.

Raw materials, sub-assemblies, and other components essential to the Company’s business are generally available within the lead times specified to vendors. While some raw materials are sole sourced, the supply of such raw materials has posed no significant problem in the operation of the Company’s business.

International Operations

The Company’s international operations are subject to various risks that are more likely to affect those operations than the Company’s domestic operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political, regulatory or business conditions, and foreign government-sponsored boycotts of the Company’s products or services for noncommercial reasons. Most of the identifiable assets associated with the Company’s international operations are located in countries where the Company believes such risks are minimal. For certain financial information regarding the Company’s international operations, see Note 11 — Business Segment Information to the accompanying consolidated financial statements.

Customers and Methods of Distribution

As of March 31, 2003, STERIS employed over 1,110 direct field sales and service representatives in North America. The representatives generally reside in metropolitan market areas throughout the United States and Canada. Sales and service activities are supported by a staff of regionally based clinical specialists, systems planners, corporate account managers, and in-house customer service and field support departments.

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

Customer training is an important aspect of STERIS’s business. In addition to training at customer locations, STERIS provides a variety of courses for customers at the Company’s training and education centers and over the internet. The programs enable customer representatives to understand the science, technology, and operation of STERIS products. Many of the Operator Training Programs are approved by professional certifying organizations for continuing education credits to eligible course participants.

Many of the Company’s customers are subject to government payment, reimbursement or funding requirements. Changes in those requirements could adversely impact the Company. STERIS believes, however, that one of its strengths is its broad customer base with no single customer accounting for more five percent of revenue during the fiscal year ended March 31, 2003. Customers who are part of a buying group generally make independent purchasing decisions and are invoiced directly by the Company.

Competition

STERIS is competitively positioned with its unique combination of capital equipment, consumable products, and value added services. However, a number of competing methodologies and commercial products are available in individual product lines. Getinge AG, Advanced Sterilization Products (Johnson & Johnson), and 3M Corporation are well-known companies offering products for general sterilization and disinfection. Skytron (division of KMW Group, Inc.) and Getinge AG are competitors in providing general surgical tables. Berchtold Corporation, Getinge AG, Heraeus Surgical, Inc., and Skytron are competitors in major surgery operating room light products. Competitors in sterility assurance products include Kimberly-Clark Corporation and 3M Health Care. Competitors in environmental and instrument decontamination products include Getinge AG, Ecolab Inc., and Allegiance. The Company’s high risk and routine skin care products compete against the products of Ecolab, Inc., Gojo (Provon), and Kimberly-Clark (SaniFresh). Allegiance, Becton Dickinson, Ecolab, Inc. and Purdue Frederick are competitors in providing surgical scrubs. Competitors in the original equipment manufacturing service business include local and in-hospital service groups. In contract sterilization, the Company primarily competes with Griffith Micro Science and SteriGenics International, Inc. (business units of Ion Beam Applications), and companies that sterilize products in-house. The primary competitor for the Company’s Scientific and Industrial sterilization systems is Getinge AG.

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

STERIS anticipates that it may face increased competition in the future as new infection prevention, sterile processing, contamination control, and surgical support products and services enter the market. Numerous organizations, including several smaller early-stage companies, are likely to be working with a variety of technologies and sterilizing agents, including microwave, ozone, plasma, chlorine dioxide, peracids, and formaldehyde. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination. There can be no assurance that new products or services developed by the Company’s competitors will not be more commercially successful than those provided or developed by STERIS or that may be developed by STERIS in the future. In addition, some of STERIS’s existing or potential competitors may have greater financial, technical, and human resources than the Company. Accordingly, the Company’s competitors may succeed in developing and commercializing products more rapidly than the Company.

Government Regulation

Many of the Company’s products and manufacturing processes are subject to regulation by the FDA, the United States Environmental Protection Agency (“EPA”), the United States Nuclear Regulatory Commission, and other governmental authorities. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures. Many products offered for sale in Europe must meet the CE marking requirements, and must be manufactured in accordance with the Medical Devices Directive, ISO 9001, and EN 46001 Quality System Standards. The Company’s products are also subject to review or certification by various nongovernmental certification authorities, such as Underwriter’s Laboratories, Canadian Standards Association, British Standards Institute, and TUV (Germany). Compliance with the regulations and certification requirements of domestic and foreign government regulatory and certification authorities may delay or prevent product introductions, require additional studies or tests prior to product introduction, require product modification, reclassification, relabeling or recalls, or mandate cessation of production and marketing of existing products. The cost of compliance with applicable regulations represents a considerable expense, and changes in such regulations or their interpretation or application could have a material adverse impact on the Company.

In the United States, the FDA regulates the introduction, manufacturing, labeling, reclassification, record keeping, and recall requirements for medical devices and drugs. The FDA regulates the majority of the products manufactured by the Company, through marketing clearance, pre-market approvals, new drug approvals, or compliance with established monographs. The process of obtaining marketing clearance from the FDA for new products, new applications for existing products, and changes to existing products can be time-consuming and expensive. In addition, whether separate marketing clearance is required under applicable regulations for any particular product is often a matter of interpretation and judgment. There is no assurance that marketing clearances will be granted, that the FDA will agree or continue to agree with all judgments made from time to time by the Company with respect to whether or not marketing clearance, reclassification or relabeling is required for any particular new or existing product, or that review by the FDA will not involve delays, costs or proceedings that will adversely affect the Company or its ability to commercialize additional products or existing products. Similar approvals and requirements by comparable agencies are present in most countries. Foreign regulatory requirements may vary widely from country to country. The time required to obtain market clearance from a foreign country may be longer or shorter than that required by the FDA or other agencies, and clearance or approval or other product requirements may differ.

Even if regulatory clearances to market a product are obtained from the FDA or comparable foreign agencies, these clearances may entail limitations on the indicated uses of the product. Product clearances granted by the FDA or comparable foreign agencies can also be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. Regulatory requirements could also limit or prevent the manufacture or distribution of the Company’s products and require the post market review, reclassification, relabeling, or recall of such products. The application of these regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. Further, additional government regulation may be established that could prevent, delay, revoke, or result in the rejection of regulatory clearance of the Company’s products. The effect of government regulation or interpretation or application thereof, which may arise from current or future legislation or administrative action cannot be predicted.

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

In addition, the Company is subject to regulation under local, state, federal, and foreign law regarding occupational safety, environmental protection, import/export controls, tax matters, product sales and marketing, hazardous and toxic substance control, and to other present (and possible future) local, state, federal, and foreign regulation. The cost of compliance with these regulations represents a considerable expense to the Company, and changes in such regulations or their interpretations or application could have a material adverse impact on the Company.

Failure to comply with any applicable regulatory requirements could result in sanctions being imposed on the Company, including warning letters, injunctions, civil money penalties, enforcement actions, investigations, cost recovery actions, civil litigation, failure of the FDA or comparable foreign agencies to grant pre-market clearance or pre-market approval of medical devices, product recalls, operating restrictions, and, in extreme cases, criminal sanctions. The Company has previously received warning letters, paid civil penalties, conducted product recalls, and been subject to other regulatory sanctions, none of which the Company believes would have a material adverse effect on the Company’s consolidated financial condition. The Company believes that it is currently in conformity in all material respects with applicable regulatory requirements. However, there can be no assurance that future regulatory, governmental, or private legal action will not be commenced and concluded in a manner adverse to the Company.

The Company has received all material licenses and permits it believes necessary to conduct its current manufacturing and contract sterilization businesses and believes that it will be able to obtain any permits necessary for the future conduct of its manufacturing and contract sterilization businesses. The Company is committed to maintaining compliance with applicable FDA, EPA, and other governmental laws and regulations and the standards promulgated by applicable nongovernmental certification authorities.

Employees

As of March 31, 2003, the Company had over 5,100 employees. Management considers its relations with employees, including employees covered under collective bargaining agreements, to be good.

Intellectual Property and Research and Development

The Company protects its technology and products by, among other means, filing United States and foreign patent applications that it considers important to its business. There can be no assur -

ance, however, that any patent will provide adequate protection for the technology, system, product, service, or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. The Company also relies upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain its competitive position.

Research activities are important to the Company’s business. The costs of the Company’s research activities relating to the discovery and development of new products and the improvement of existing products amounted to $25.5 million, $21.7 million, and $24.0 million, in fiscal years 2003, 2002, and 2001, respectively. These costs are charged directly to income in the year in which incurred.

As of March 31, 2003, the Company held 220 United States patents and 464 foreign patents (with expiration dates ranging from 2003 to 2020) and had 74 United States patents and 150 foreign patents pending.

The Company also considers its various trademarks to be valuable in the marketing of its products. The Company has a total of 667 trademark registrations in the United States and in various foreign countries in which the Company does business.

Seasonality

The Company’s financial results have been subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, customer buying patterns of capital equipment, and international business practices. Sales and profitability of certain of the Company’s acquired and consolidated product lines have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year. There can be no assurance that such patterns or trends will or will not continue.

Backlog

As of March 31, 2003, the Company maintained backlog orders in the amount of $147.5 million. As of March 31, 2002, the Company maintained backlog orders in the amount of $96.8 million. The majority of orders in both years were expected to ship in the subsequent fiscal year.

Subsequent Events

Effective April, 1, 2003, the Company began operating in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. The Company’s new Healthcare segment will encompass surgical support and sterile processing products, including related consumable products and services. It will also include our skincare business, now known as Applied Infection Control. The former Scientific and Industrial group has been split into Life Sciences and STERIS Isomedix Services. The new Life Sciences segment includes pharmaceutical production and research products, including associated services and the Defense and Industrial business (the Company’s Strategic Technology Enterprises subsidiary). The new STERIS Isomedix Services segment is the Company’s industrial contract sterilization business.

STERIS management realigned the Company into three operating segments to focus resources on specific missions and customer groups to achieve the Company’s long term strategic initiatives and capture targeted growth opportunities.

On April 8, 2003, the Company acquired Hamo Holding AG headquartered in Pieterlen, Switzerland. The purchase price of $49.1 million, including debt assumed, is subject to final settlement of certain adjustments to working capital. Hamo is a leading provider of washing/decontamination systems used in healthcare, pharmaceutical, and research industries with annual revenues of approximately $43.0 million. The acquisition provides an established distribution channel to expand the marketing of the Company’s sterilization and washing/decontamination products in Europe and Asia, and adds manufacturing capacity in Switzerland.

Effective April 8, 2003, the Company amended its existing Credit Agreement that provided funds for the acquisition of Hamo Holding AG. The amendment also revised terms and conditions in the agreement which relieves restrictions on foreign investment.

As of June 20, 2003, the Company purchased 0.6 million of its Common Shares during the first quarter of fiscal 2004 at an average price of $22.08 per Common Share leaving 2.4 million Common Shares authorized for purchase.

Availability of Securities and Exchange Commission Filings

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at http://www.sec.gov. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge, on or through its website at http://www.steris.com.

ITEM 2.    PROPERTIES

The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2003. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

USA

Mentor, OH (6 locations)	Corporate Headquarters/ Manufacturing/Warehousing	Owned
Erie, PA (2 locations)	Manufacturing	Owned (1), Leased (1)
Montgomery, AL	Manufacturing	Owned
St. Louis, MO (2 locations)	Manufacturing/Warehousing	Owned (1), Leased (1)
Reno, NV	Warehousing	Leased
Alei, HI	Warehousing	Leased
Morton Grove, IL	Contract Sterilization	Leased
Libertyville, IL (2 locations)	Contract Sterilization	Owned
Spartanburg, SC	Contract Sterilization	Owned
Groveport, OH	Contract Sterilization	Owned
Northborough, MA	Contract Sterilization	Owned
Chester, NY	Contract Sterilization	Owned
Ontario, CA	Contract Sterilization	Owned
Minneapolis, MN	Contract Sterilization	Leased
El Paso, TX	Contract Sterilization	Owned
Sandy, UT	Contract Sterilization	Owned
Whippany, NJ	Contract Sterilization	Owned
Temecula, CA	Contract Sterilization	Owned
Nogales, AZ	Contract Sterilization	Owned
Vega Alta, PR	Contract Sterilization/Sales Office	Owned
Aliso Viejo, CA	Sales Office	Leased
Miami, FL	Sales Office	Leased
Worcester, MA	Healthcare Sterilization	Leased
Fitchburg, MA	Healthcare Sterilization	Leased
Nashville, TN	Healthcare Sterilization	Leased

Foreign Countries

Basingstoke, England	European Headquarters	Leased
Quebec City, Canada (2 locations)	Manufacturing/Warehousing	Owned (1), Leased (1)
Sydney, Australia	Manufacturing	Leased
Helsinki, Finland	Manufacturing/Sales Office	Owned
Cologne, Germany	Manufacturing/Sales Office	Leased
Stockholm, Sweden	Manufacturing/Sales Office	Leased
Mississauga, Canada	Warehousing/Sales Office	Leased
Whitby, Canada	Contract Sterilization	Owned
Segrate, Italy	Sales Office	Leased
Madrid, Spain	Sales Office	Leased
Paris, France	Sales Office	Leased
Kobe, Japan	Sales Office	Leased
Seoul, S. Korea	Sales Office	Leased
Singapore	Sales Office	Leased
Brussels, Belgium	Sales Office	Leased
San Jose, Costa Rica	Sales Office	Leased

ITEM 3.    LEGAL PROCEEDINGS

Reference is made to Note 10 — Commitments and Contingencies in the accompanying consolidated financial statements.

The Company is involved in a number of legal proceedings and claims, which the Company believes arise from the ordinary course of its business, given its size, history, complexity, the nature of its business, and the industries in which it participates. These legal proceedings and claims generally involve a variety of legal theories and allegations, including without limitation, personal injury (e.g., slip and falls, automobile accidents, and other accidents), product liability (e.g., based on the operation or claimed malfunction of products), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants), property damage (e.g., claimed damage due to leaking equipment, fire), economic loss (e.g., breach of contract, other commercial claims), employment (e.g., wrongful termination), and other claims for damage and relief. The Company believes it is adequately reserved for these claims and that the ultimate outcome of its pending lawsuits and claims will not have a material adverse effect on STERIS’s consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation or claims or its effect. STERIS presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent.

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by the Company. Gains, if any, from these proceedings are recognized when they are realized.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2003 fiscal year.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company, as of April 1, 2003.

Name	Age	Position

Les C. Vinney	54	President and Chief Executive Officer
William L. Aamoth	49	Vice President and Corporate Treasurer
Laurie Brlas	45	Senior Vice President and Chief Financial Officer
Peter A. Burke	54	Senior Vice President and Chief Technology Officer
David L. Crandall	56	Vice President and Group President, Applied Infection Control
Charles L. Immel	41	Senior Vice President and Group President, Healthcare
Mark D. McGinley	46	Vice President, General Counsel, and Secretary
Robert E. Moss	58	Vice President and Group President, STERIS Isomedix Services
Morten C. Nielsen	47	Vice President and Group President, Life Sciences
Gerard J. Reis	51	Senior Vice President and Group President, Defense and Industrial
Michael J. Tokich	34	Vice President and Corporate Controller

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

William L. Aamoth serves as Vice President and Corporate Treasurer. He joined the Company in March 2001. Prior to joining the Company, Mr. Aamoth was employed by Hayes Lemmerz International, a manufacturer of automotive wheels, brakes, and related systems, from January 2000 through January 2001, serving as Treasurer. From May 1992 to December 1999, Mr. Aamoth was employed by TRW, Inc., a manufacturer and service provider of automotive, aerospace, and information technology products, serving most recently as Assistant Treasurer, International.

Laurie Brlas serves as Senior Vice President and Chief Financial Officer. She joined the Company in April 2000. Prior to joining STERIS, Ms. Brlas was employed by OfficeMax, Inc., a retailer of goods and services to business customers and consumers, from September 1995 through April 2000, serving most recently as Senior Vice President and Corporate Controller.

Peter A. Burke serves as Senior Vice President and Chief Technology Officer. He became Senior Vice President in March 2002. Dr. Burke joined the Company in March 2001 as Vice President and Chief Technology Officer. Prior to joining STERIS, Dr. Burke was employed by Carter-Wallace, Inc., a manufacturer and distributor of consumer and pharmaceutical products, from January 1996 to March 2001, serving most recently as Vice President, Research and Development.

David L. Crandall serves as Vice President and Group President, Applied Infection Control. He joined the Company in April 2000 and served as Vice President, Manufacturing and Distribution until April 2003. Prior to joining the Company, Mr. Crandall was employed by United Technologies Group, a manufacturer of high technology products for the aerospace and building systems industries, from December 1968 to April 2000, serving most recently as Director of Manufacturing, North American Operations.

Charles L. Immel serves as Senior Vice President and Group President, Healthcare. He joined the Company in May 2001 and served as Senior Vice President, Sales and Marketing and President, Commercial Products until April 2003. Prior to joining STERIS, Mr. Immel was employed by Baxter Healthcare Corporation, a medical products and services company specializing in critical care applications, from July 1983 to May 2001, serving most recently as Vice President and General Manager of Baxter’s Therapeutic Commercial Business.

Mark D. McGinley serves as Vice President, General Counsel, and Secretary. He joined the Company in March 2002. Prior to joining STERIS, Mr. McGinley was employed by Noveon, Inc., an international specialty chemicals manufacturer. Mr. McGinley also served as Associate General Counsel of The Glidden Company and was employed by the BF Goodrich Company from 1990 to 2000 in various legal capacities, including General Counsel of BF Goodrich Sealants, Coatings and Adhesives Group.

Robert E. Moss serves as Vice President and Group President, STERIS Isomedix Services. He served as Vice President and General Manager of Isomedix Services from 1999 until April 2003. Mr. Moss joined the Company in 1990 serving as Vice President Operations until 1999. Prior to joining the Company, Mr. Moss held senior leadership positions with Cardinal Health and Divisions of the American Hospital Supply Corporation.

Morten C. Nielsen serves as Vice President and Group President, Life Sciences. He joined the Company in March 2002 serving as President Commercial Operations Europe until April 2003. Prior to joining the Company he served as Vice President Europe for the Boston Scientific Corporation, a manufacturer of medical devices for less invasive therapies, from 1997 until March 2002, and held senior management positions with American Home Products.

Gerard J. Reis serves as Senior Vice President and Group President, Defense and Industrial. He joined the Company in July 1994 as Vice President, Administration. He served as Senior Vice President, Administration from October 1999 until April 2003.

Michael J. Tokich serves as Vice President and Corporate Controller. He joined the Company in May 2000 as Assistant Corporate Controller. He became Corporate Controller in December 2000. Prior to joining the Company, Mr. Tokich was employed by OfficeMax, Inc., a retailer of goods and services to business customers and consumers, from July 1994 to May 2000, serving most recently as Divisional Vice President, Assistant Controller.

Part II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information and Dividends

The Company’s Common Shares are traded on the New York Stock Exchange under the symbol “STE.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s Common Shares.

Quarters Ended	March 31	December 31	September 30	June 30

Fiscal 2003
High	$27.00	$27.66	$25.11	$23.25
Low	22.50	21.49	16.30	17.08
Fiscal 2002
High	$21.42	$24.91	$22.75	$20.34
Low	16.35	16.62	15.20	12.14

The Company has not paid any cash dividends on its Common Shares since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its businesses. At May 29, 2003, there were 1,723 shareholders of record of the Company’s Common Shares.

Information concerning the Company’s equity compensation plans is contained in “Item 12 — Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6.     SELECTED FINANCIAL DATA

Years Ended March 31,	2003(1)(5)	2002(1)(4)(5)	2001(1)(2)(4)(5)	2000(3)(4)(5)	1999(4)(5)

	(in thousands, except per share data)
Statements of Income Data:
Net revenues	$972,087	$866,697	$800,087	$760,626	$797,611
Gross profit	408,821	355,201	311,458	298,825	368,591
Income from operations	125,769	80,613	24,174	29,706	136,379
Net income	$79,436	$46,202	$1,317	$10,485	$84,854
Net income per Common Share—basic	$1.14	$0.67	$0.02	$0.16	$1.24
Shares used in computing net income per share—basic	69,434	69,163	67,946	67,489	68,200
Net income per Common Share—diluted	$1.12	$0.65	$0.02	$0.15	$1.20
Shares used in computing net income per share—diluted	70,870	70,607	68,981	68,567	70,592
Balance Sheet Data:
Working capital	$163,381	$146,534	$180,286	$228,200	$232,300
Total assets	894,992	841,572	844,980	903,574	865,996
Long-term indebtedness	59,704	115,228	205,825	268,700	221,500
Total liabilities	325,462	354,427	420,596	482,480	430,059
Total shareholders’ equity	569,530	487,145	424,384	421,094	435,937

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Earnings for fiscal 2001 include a charge of $41,476, primarily related to plans for manufacturing consolidations, productivity improvements, and associated workforce reductions. Of the $41,476 charge, $21,510 was charged to cost of products sold and $19,966 was charged to selling, general, and administrative expenses in the consolidated statement of operations.
(3)	Earnings for fiscal 2000 include a charge of $39,722, primarily related to plans for manufacturing consolidations, productivity improvements, and associated workforce reductions. Of the $39,722 charge, $24,808 was charged to cost of products sold and $14,914 was charged to selling, general, and administrative expenses in the consolidated statement of operations.
(4)	Certain reclassifications have been made to conform to the fiscal 2003 presentation.
(5)	Beginning in fiscal 2003, the Company ceased amortizing goodwill in accordance with Statement of Financial Accounting Standard 142. Goodwill amortization, net of tax, in the preceding years was $5,227 in fiscal 2002; $4,974 in fiscal 2001; $3,296 in fiscal 2000; and $3,565 in fiscal 1999.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal Year 2003 Compared to Fiscal Year 2002

Overview

During fiscal 2003, the Company continued to strengthen financially due to the successful execution of the Company’s operational and strategic initiatives. Revenues for fiscal 2003 increased $105.4 million or 12.2% to $972.1 million, compared to $866.7 million in fiscal 2002. Year over year revenue growth was driven by increased demand in both the Company’s Healthcare and Scientific and Industrial Groups. The most predominate revenue growth was realized from the sale of capital equipment and services with moderate revenue growth from consumable products.

Gross margins increased 15.1% or $53.6 million to $408.8 million, which was 42.1% of revenue during fiscal 2003 compared to $355.2 million or 41.0% of revenue in fiscal 2002. The gross margin improvement realized in fiscal 2003 was due to effective price improvement initiatives, cost savings generated from the deployment of more efficient distribution strategies, and benefits of plant consolidations. Gross margins in fiscal 2002 were negatively impacted by plant consolidation costs and inefficiencies caused by capacity constraints.

Operating expenses decreased as a percentage of revenues to 29.1% in fiscal 2003, as compared to 31.7% in fiscal 2002. The improvement in fiscal 2003 was due to the Company’s successful efforts to effectively leverage its selling, general, and administrative resources to generate additional revenue during fiscal 2003. While the Company held selling, general, and administrative expenses relatively flat year over year, the Company increased investment in research and development in an effort to stimulate new product development.

Net income increased $33.2 million or 71.9% to $79.4 million, or $1.12 per diluted share in fiscal 2003, compared with fiscal 2002 net income of $46.2 million, or $0.65 per diluted share. The Company’s development and successful execution of strategies to improve earnings and strengthen its financial position resulted in increased earnings. Increased revenues combined with effective efforts to control costs and create efficiencies, including lowering interest costs by reducing debt levels, generated the year over year net income improvement. In addition, the effective tax rate declined 1.0% to 36.0% in fiscal 2003 from 37.0% in fiscal 2002.

The Company produced cash flows from operations of $133.3 million in fiscal 2003, a decrease of 6.1% compared with fiscal 2002 operating cash flows of $142.0. The Company used the cash flows primarily to reduce its outstanding debt by $58.1 million and to purchase $16.1 million of the Company’s Common Shares. The reduction of the Company’s debt levels reduced its debt-to-capital ratio (defined as total long-term debt divided by total long-term debt plus total capital) to 9.5% at March 31, 2003 as compared to 19.1% at March 31, 2002. The Company also utilized these cash flows to invest in $58.6 million of property, plant, and equipment as the Company continued to increase its production capacity and began the implementation of a new ERP system.

Results of Operations

Net Revenues and Cost of Revenues

			Increase
	Fiscal 2003	Fiscal 2002	Dollar	Percentage

	(in thousands, except percentages)
Healthcare	$660,923	$607,638	$53,285	8.8%
Scientific and Industrial	311,164	259,059	52,105	20.1%

Total net revenues	972,087	866,697	105,390	12.2%
Cost of revenues	563,266	511,496	51,770	10.1%

Gross profit	$408,821	$355,201	$53,620

Gross profit percentage	42.1%	41.0%

The increase in Healthcare revenues for fiscal 2003 reflected a higher level of capital spending among U.S. hospitals. The increase in Scientific and Industrial revenues reflected strong demand primarily from pharmaceutical producers and from capacity expansions. Both groups benefited in fiscal 2003 from the successful introduction of new products.

Net revenues for fiscal 2003 from capital goods were $467.6 million, or 48.1% of consolidated revenues, as compared to $405.3 million, or 46.8%, in fiscal 2002. Revenues from capital goods increased $62.3 million, or 15.4% in fiscal 2003 compared to fiscal 2002. Fiscal 2003 revenues from consumables and services contributed $504.5 million, or 51.9% of consolidated revenues, as compared to $461.4 million, or 53.2%, in fiscal 2002. Revenues from consumables and services increased $43.1 million, or 9.3% in fiscal 2003 compared to fiscal 2002.

United States revenues for fiscal 2003 were $786.2 million, or 80.9% of consolidated revenues, with $185.9 million, or 19.1% from international markets. United States revenues for fiscal 2002 were $733.6 million, or 84.6% of total revenues, with $133.1 million, or 15.4% from international markets.

Cost of revenues increased 10.1% in fiscal 2003 to $563.3 million from $511.5 million in fiscal 2002. The cost of revenues as a percentage of revenues was 57.9% in fiscal 2003 compared to 59.0% in fiscal 2002. The corresponding gross profit percentage for fiscal 2003 was 42.1% compared to 41.0% in fiscal 2002. Gross profit increased in fiscal 2003 due to successful pricing improvements and cost savings from distribution efficiencies. These margin improvements were offset by an increase in sales of lower gross profit scientific and industrial capital equipment. In fiscal 2002, gross profit was negatively impacted by inefficiencies related to the Company’s capacity expansion efforts and continuing plant consolidation costs associated with selected product lines. These continuing plant consolidation costs consisted primarily of moving costs for inventory and machinery and equipment that will be utilized at other locations, as well as continuing employee relocation and retraining costs. Most plant consolidation efforts were completed by March 2002.

Operating Expenses

			Increase
	Fiscal 2003	Fiscal 2002	Dollars	Percentage

	(in thousands, except percentages)
Selling, general, and administrative	$257,527	$252,882	$4,645	1.8%
Research and development	25,525	21,706	3,819	17.6%

Total operating expenses	$283,052	$274,588	$8,464	3.1%

Selling, general, and administrative expenses, as a percent of revenues, were 26.5% and 29.2% in fiscal 2003 and fiscal 2002, respectively, as management continued its focus on controlling costs while supporting revenue growth.

Selling, general, and administrative expenses increased $4.6 million, or 1.8%, to $257.5 million in fiscal 2003 compared to $252.9 million in fiscal 2002. Compensation increased $6.3 million as a result of merit increases as well as increased benefit costs and a redesigned commission plan. Professional fees increased $7.5 million as a result of increased consulting hours related to the Company’s system implementation project. Travel and entertainment expenses increased $1.3 million in fiscal 2003 due to additional travel resulting from increased revenue growth, as well as lower expenses in fiscal 2002 due to a period of time following September 11, 2001 when all nonessential travel was cut. Insurance and tax expenses increased $5.0 million as a result of an increase in casualty and property premiums and self-insurance loss experience. These increases were offset by decreased commission expenses of $3.8 million due to the redesigned commission plan, decreased marketing expenses of $3.4 million as a result of the Company’s cost control efforts, decreased administrative expenses of $4.9 million reflecting the benefit of a legal settlement, and decreased depreciation and amortization expenses of $3.2 million resulting from the adoption of SFAS 142 and the elimination of goodwill amortization.

Research and development expenses increased 17.6% to $25.5 million in fiscal 2003 compared to $21.7 million in fiscal 2002. Research and development expenses as a percent of revenues were 2.6% in fiscal 2003 compared to 2.5% in fiscal 2002. The increase is related to an increased emphasis on product development, as well as increased salary and facility expansion expenses.

Interest Expense

Interest expense, net, decreased 76.7% to $1.7 million in fiscal 2003 compared to $7.3 million in fiscal 2002. The decrease was due primarily to the effects of lower interest rates and the reduction in the amount of debt outstanding. The weighted average interest rate applicable to the Company’s outstanding debt was 2.07% in fiscal 2003, compared to 2.97% in fiscal 2002. Additionally, the Company reduced its outstanding debt $58.1 million in fiscal 2003 to $61.7 million at March 31, 2003.

Income Taxes

Income tax expense was 36.0% of pretax income in fiscal 2003, compared to 37.0% in fiscal 2002. The comparable effective tax rates for both years are different from the U.S. federal statutory income tax rate primarily because of state and local income taxes, goodwill amortization (in 2002), and a favorable change in the method in which research and development credits are calculated.

Fiscal Year 2002 Compared to Fiscal Year 2001

Overview

During fiscal 2002, the Company made substantial progress financially, operationally, and strategically. Demand improved for the Company’s Healthcare products and services throughout the year, and continued strength in the Scientific and Industrial markets contributed to a strong fourth quarter. Revenues for fiscal 2002 increased 8.3% to $866.7 million as compared to fiscal 2001 revenues of $800.1 million.

Gross margins increased to 41.0% for fiscal 2002 from 38.9% in fiscal 2001. However, fiscal 2001 results included a charge of $21.5 million that was included in cost of products sold. Excluding the impact of this charge, gross margins would have been 41.6% in fiscal 2001. Gross margins in fiscal 2002 were negatively impacted by costs associated with the Company’s plant consolidation efforts and inefficiencies caused by capacity constraints.

Gross Margins Adjusted for Pre Tax Charges as a Percentage of Revenues

	Years Ended March 31,
	2002	% Revenue	2001	% Revenue

	(in thousands, except percentages)
Net Revenues	$866,697		$800,087
Cost of Revenues	511,496	59.0%	488,629	61.1%

Gross Margin (as reported)	355,201	41.0%	311,458	38.9%
Exclusion of Pre-tax Charge	—	—	21,500	2.7%

Adjusted Gross Margin (before pre-tax charge)	$355,201	41.0%	$332,958	41.6%

Operating expenses decreased as a percentage of revenues to 31.7% as compared to 35.9% in fiscal 2001. Fiscal 2001 operating expenses included $20.0 million of the fourth quarter charge. Excluding the impact of this charge, fiscal 2001 operating expenses as a percentage of revenues were 33.4%.

Operating Expenses Adjusted for Pre Tax Charges as a Percentage of Revenues

	Years Ended March 31,
	2002	% Revenue	2001	% Revenue

	(in thousands, except percentages)
Net Revenues	$866,697		$800,087
Operating Expenses (as reported)	$274,588	31.7%	$287,284	35.9%
Exclusion of Pre-tax Charge	—	—	(20,000)	-2.5%

Adjusted Operating Expenses (excludes pre-tax charge)	$274,588	31.7%	$267,284	33.4%

Net income for fiscal 2002 increased to $46.2 million, or $0.65 per diluted share, compared with fiscal year 2001 net income of $1.3 million, or $0.02 per diluted share. The prior fiscal year’s results included a pre-tax charge of $41.5 million ($28.2 million net of tax, or $0.41 per diluted share) recorded in the fourth quarter of the fiscal year. Excluding the charge, net income for fiscal 2001 was $29.5 million, or $0.43 per diluted share. On a comparable basis, net income increased 56.6% for fiscal 2002 as compared to fiscal 2001.

Net Income Adjusted for After Tax Charges

	Years Ended March 31,

	2002	2001

	(in thousands, except per share amounts)
Net Income (as reported)	$46,202	$1,317
Exclusion of After Tax Charge	—	28,200

Net Income (excluding after tax charge)	$46,202	$29,517

Net Income Per Share—Diluted:
Diluted Net Income Per Share (as reported)	$0.65	$0.02
Effect on EPS of Excluding the After Tax Charge	—	0.41

Diluted Net Income Per Share Excluding the After Tax Charge	$0.65	$0.43

The Company produced cash flows from operations of $142.0 million in fiscal 2002, an increase of 38.8% compared with fiscal 2001 operating cash flows of $102.3 million. The Company used these cash flows primarily to reduce its outstanding debt by $92.2 million during fiscal 2002. The reduction in the Company’s debt levels reduced its debt-to-capital ratio (defined as total long-term debt divided by total long-term debt plus total capital) to 19.1% at March 31, 2002 as compared to 32.7% at March 31, 2001.  The Company also utilized these cash flows to invest $65.7 million in property, plant, and equipment as the Company continued to increase its production capacity and invest in its management information systems.

Results of Operations

Net Revenues and Cost of Revenues

			Increase
	Fiscal 2002	Fiscal 2001	Dollar	Percentage

	(in thousands, except percentages)
Healthcare	$607,638	$566,567	$41,071	7.2%
Scientific and Industrial	259,059	233,520	25,539	10.9%

Total net revenues	866,697	800,087	66,610	8.3%
Cost of revenues	511,496	488,629	22,867	4.7%

Gross profit	$355,201	$311,458	$43,743

Gross profit percentage	41.0%	38.9%

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

Net revenues for fiscal 2002 from capital goods were $405.3 million, or 46.8% of consolidated revenues, as compared to $380.6, or 47.6%, in fiscal 2001. Revenues from capital goods increased $24.7 million, or 6.5%, for fiscal 2002 as compared to fiscal 2001. Fiscal 2002 revenues from consumables and services contributed $461.4 million, or 53.2% of total revenues, for fiscal 2002 compared to $419.5 million, or 52.4% of total revenues, in the prior year. Revenues from consumables and services increased $41.9 million, or 10.0%, for fiscal 2002 as compared to fiscal 2001 due to the increase in the installed base of capital equipment as well as a newly acquired long-term contract to service infection prevention and decontamination equipment for a division of a Fortune 500 Company.

United States revenues for fiscal 2002 were $733.6 million, or 84.6% of total revenues, with $133.1 million, or 15.4%, from international markets. United States revenues for fiscal 2001 were $675.3 million, or 84.4% of total revenues, with $124.8 million, or 15.6%, from international markets.

A pre-tax charge of $41.5 million ($28.2 million net of tax, or $.41 per diluted share) was recorded in the fiscal 2001 fourth quarter after the Company completed a review of certain manufacturing and support functions. The charge to cost of products sold included $10.9 million for inventory write-downs and disposals, and also included $10.6 million principally for the consolidation of certain of the Company’s manufacturing operations. Costs to consolidate the operations primarily included severance and property abandonment. In addition, certain costs (primarily distribution costs) incurred in fiscal 2001 were reclassified from operating expenses to cost of products sold to improve accountability of expenses company-wide and to conform to the fiscal 2002 presentation.

Excluding the charge incurred during fiscal 2001, the fiscal 2002 cost of products sold increased by 9.5% to $511.5 million compared to $467.1 million in fiscal 2001. The cost of products sold as a percentage of revenues was 59.0% in fiscal 2002 compared to 58.4% in fiscal 2001, excluding the charge. The corresponding gross margin percentages were 41.0% and 41.6% for fiscal 2002 and fiscal 2001, respectively.

Cost of Revenues Adjusted for Pre Tax Charges as a Percentage of Revenues

	Years Ended March 31,
	2002	% Revenue	2001	% Revenue

	(in thousands, except percentages)
Revenues	$866,697		$800,087
Cost of Revenues (as reported)	$511,496	59.0%	$488,629	61.1%
Exclusion of Pre-tax Charge	—	—	21,500	2.7%

Adjusted Cost of Revenues (before pre-tax charge)	$511,496	59.0%	$467,129	58.4%

Gross margins were negatively impacted by inefficiencies related to the Company’s capacity expansion efforts and continuing plant consolidation costs associated with selected product lines. On going plant consolidation costs consist primarily of moving costs for inventory and machinery and equipment that will be utilized, as well as continuing employee relocation and retraining costs. Most plant consolidation efforts were completed by March 2002. The increase in revenues from lower gross margin scientific and industrial capital equipment products was also a contributor to the decrease in the gross margin percentage. During fiscal 2002, the Company relieved $1.0 million from the restructuring reserves related to the fiscal 2001 fourth quarter charge because actual costs associated with the finalization of the Medina, Ohio facility closing were less than anticipated. This benefit was offset by a comparable charge to write off inventory related to a product line that was replaced by a newly acquired surgical table line.

Operating Expenses

			Decrease
	Fiscal 2002	Fiscal 2001	Dollars	Percentage

	(in thousands, except percentages)
Selling, general, and administrative	$252,882	$263,309	$(10,427)	-4.0%
Research and development	21,706	23,975	(2,269)	-9.5%

Total operating expenses	$274,588	$287,284	$(12,696)	-4.4%

Selling, general, and administrative expenses as a percent of revenues, excluding the fiscal 2001 charge, were 29.2% and 30.4% in fiscal 2002 and fiscal 2001, respectively, as management continued its focus on controlling costs while supporting revenue growth.

Selling, general, and administrative expenses adjusted for pre-tax charges as a percentage of revenues

	Years Ended March 31,
	2002	% Revenue	2001	% Revenue

	(in thousands, except percentages)
Net revenues	$866,697		$800,087
Selling, general, and administrative expenses (as reported)	252,882	29.2%	263,309	32.9%
Exclusion of pre-tax charge	—	—	(20,000)	-2.5%

Adjusted selling, general, and administrative expenses (excludes pre-tax charge)	252,882	29.2%	243,309	30.4%

The following comparisons and discussion exclude the $20.0 million of selling, general, and administrative expenses included in the fiscal 2001 charge. Selling, general, and administrative expenses increased in fiscal 2002 by 3.9% to $252.9 million from $243.3 million in fiscal 2001. Selling, general, and administrative expenses decreased as a result of lower depreciation expense of $1.2 million driven by the absence of depreciation related to assets charged-off as part of the fiscal 2001 charge. Additionally, compensation savings of approximately $6.4 million resulted from the reductions in force reflected in the fiscal 2001 charge. Marketing and administrative expenses decreased by $1.1 million. These decreases in selling, general, and administrative expenses were offset by increased incentive compensation due to overall Company profitability and cost of living and merit wage increases aggregating $9.9 million, asset write-offs of $1.9 million related to equity investments, notes receivable and other receivables, and increases in professional fees, occupancy, insurance, and franchise and property tax costs of $3.9 million. Also during fiscal 2002, additional severance costs of $2.6 million were recorded.

Change in selling, general, and administrative expenses adjusted for pre-tax charges

	Years Ended March 31,		Increase / (Decrease)
	2002	2001	Dollars	Percentage

	(in thousands, except percentages)
Selling, general, and administrative expenses (as reported)	$252,882	$263,309	$(10,427)	-4.0%
Exclusion of pre-tax charge	—	(20,000)	20,000	n/a

Adjusted selling, general, and administrative expenses (excludes pre-tax charge)	$252,882	$243,309	$9,573	3.9%

Research and development expenses decreased in both gross dollars and as a percentage of revenues in fiscal 2002 as compared to fiscal 2001. Research and development expenses as a percentage of revenues were 2.5% in fiscal 2002 compared to 3.0% in fiscal 2001. The decrease is primarily attributable to the increased capitalization of engineering costs of $1.7 million for products that have passed the development stage as described in Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs.” Additionally, the Company reduced the number of projects it focused on, which reduced expenditures in fiscal 2002. Direct project expenses and outside fees related to development projects decreased $1.2 million. These decreases in costs were partially offset by increased depreciation and occupancy costs of $0.7 million as the Company re-affirmed its commitment to development efforts with expanded research facilities and equipment.

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

Liquidity and Capital Resources

Cash Flows

			Increase (Decrease)
	Fiscal 2003	Fiscal 2002	Dollars	Percentage

	(in thousands, except percentages)
Operating activities:
Net income	$79,436	$46,202	$33,234	71.9%
Non-cash items	63,429	65,848	(2,419)	-3.7%
Changes in operating assets and liabilities	(9,574)	29,973	(39,547)	-131.9%

Net cash provided by operating activities	$133,291	$142,023	$(8,732)	-6.1%

Investing activities:
Purchases of property, plant, equipment, and patents	$(58,592)	$(65,678)	$7,086	-10.8%
Other	(140)	(2,933)	2,793	-95.2%

Net cash used in investing activities	$(58,732)	$(68,611)	$9,879	-14.4%

Financing activities:
Payments on long-term obligations
and line of credit, net	$(58,100)	$(92,173)	$34,073	-37.0%
Purchase of treasury shares	(16,070)	—	(16,070)	N.A.
Stock option and other equity transactions, net	11,344	6,736	4,608	68.4%

Net cash used in financing activities	$(62,826)	$(85,437)	$22,611	-26.5%

The decrease in operating cash flows for fiscal 2003 compared to fiscal 2002 was due to unfavorable working capital changes consisting of a decrease in cash provided from deferred income taxes totaling $8.9 million and the year over year unfavorable cash flow impact of accounts receivable and inventory fluctuations totaling $18.8 million and $16.5 million, respectively. These decreases in operating cash flows were offset by an increase in net income, which increased $33.2 million in fiscal 2003 compared to fiscal 2002.

The decrease in cash used in investing activities resulted from a decrease in purchases of property, plant, equipment, and patents of $7.1 million. This decrease is due to reduced spending upon the completion of the Company’s capacity expansion projects. The Company also experienced lower activity relating to investments in businesses and cash proceeds from the sale of assets, which reduced cash used for investing activities $2.8 million as compared to the prior year.

Net cash used for financing activities was $62.8 million in fiscal 2003. Fiscal 2003 financing activities include the repayment of $55.8 million to reduce the outstanding balance on the unsecured $325.0 million Revolving Credit Facility (the “Facility”). The Company also repurchased $16.1 million of STERIS’s shares in fiscal 2003, pursuant to a stock repurchase program announced on July 24, 2002.  These uses of cash were offset by increased proceeds from the exercise of Company stock options  of $11.3 million.

Working Capital

			Increase (Decrease)
	Fiscal 2003	Fiscal 2002	Dollars	Percentage

	(in thousands, except percentages)
Cash and cash equivalents	$25,941	$12,424	$13,517	108.8%
Accounts receivable, net	211,687	196,631	15,056	7.7%
Inventories	90,135	77,922	12,213	15.7%
Deferred income taxes	14,904	20,011	(5,107)	-25.5%
Prepaid expenses and other assets	11,765	9,656	2,109	21.8%

Total current assets	$354,432	$316,644	$37,788	11.9%

Current portion of long-term indebtedness	$1,959	$1,663	$(296)	-17.8%
Accounts payable	72,969	56,734	(16,235)	-28.6%
Accrued income taxes	15,098	20,067	4,969	24.8%
Accrued expenses and other	101,025	91,646	(9,379)	-10.2%

Total current liabilities	$191,051	$170,110	$(20,941)	-12.3%

Working capital	$163,381	$146,534	$16,847	11.5%

Debt-to-total capital ratio	9.5%	19.1%

During fiscal 2003, the Company’s investment in working capital increased. The increase in working capital as of March 31, 2003 compared to March 31, 2002 was primarily attributable to increases in cash and cash equivalents, accounts receivable, and inventories, which offset increases in accounts payable and accrued expenses and other.

However, the Company was able to maintain financial flexibility, and as of March 31, 2003, had $271.8 million available on its Facility. This is a substantial increase over the unused revolving line of credit facility of $216.0 million as of March 31, 2002, and it allows the Company to reduce its need to maintain a large cash and cash equivalent balance.

As described further in the cash flows discussion, cash increased by $13.5 million to $25.9 million at March 31, 2003 compared to $12.4 million at March 31, 2002.

Accounts receivable increased $15.1 million to $211.7 million at March 31, 2003 compared to $196.7 million at March 31, 2002 attributable to increased revenue in the fourth quarter of fiscal 2003 compared to the fourth quarter of fiscal 2002.

Inventories increased $12.2 million to $90.1 million at March 31, 2003 compared to $77.9 million at March 31, 2002. This increase was due to inventory level loading at some of the Company’s manufacturing facilities.

Accounts payable increased, and therefore decreased working capital, by $16.2 million at March 31, 2003 compared to March 31, 2002. This increase is primarily due to the increase in inventory receipts in the fourth quarter.

Accrued expenses and other liabilities increased, and therefore decreased working capital, by $9.4 million at March 31, 2003 compared to March 31, 2002. Accrued vacation increased $2.5 million due to increased compensation levels. Accrued insurance increased $3.0 million due to the increase of estimated incurred but not reported claims as actuarially determined. Accrued warranty increased $1.6 million based on the shift in product mix toward capital equipment in 2003. Deferred service contract revenue increased $1.3 million also due to the increase in capital equipment sales during the fiscal year.

Financing Activities

On March 28, 2002, STERIS entered into an unsecured $325.0 million credit facility with a consortium of banks (the “Facility”) which replaced a prior credit facility. The Facility provides a multi-currency borrowing option, may be used for general corporate purposes, and bears interest at the Company’s option at either LIBOR plus 0.68% to 1.60% or the lending agent’s prime rate plus 0.00% to 0.75%. The Facility also requires the payment of a facility fee ranging from 0.20% to 0.40% of the total facility commitment amount. The interest rate and facility fee are determined based on the Company’s leverage ratio. The Facility requires the maintenance of certain financial covenants including minimum net worth, leverage, and interest coverage. At March 31, 2003, the weighted average interest rate on the Company’s outstanding borrowings under the Facility was 2.07%. At March 31, 2002, the weighted average interest rate was 2.97%. At March 31, 2003, the Company was in compliance with the Facility covenants and as of March 31, 2003 had $53.2 million outstanding under the Facility.

Other debt consisted mainly of industrial development revenue bonds which bear interest at a variable rate based on the bank/marketing agent’s demand note index. The bond agreements contain various covenants relating to minimum net worth, leverage, and interest coverage. At March 31, 2003 and

2002, outstanding obligations under the industrial development revenue bonds were $4.3 million and $5.0 million, respectively, with a weighted average interest rate of 1.55% and 1.70%, respectively. The Company was in compliance with the industrial development revenue bond covenants as of March 31, 2003. Other debt also includes a $2.0 million note related to an acquisition. At March 31, 2003 and 2002, outstanding obligations under this note were $1.6 million and $2.0 million, respectively, with an annual interest rate of 5.25%.

The Company believes that its available cash, cash flow from operations, and sources of credit will be adequate to satisfy its operating and capital needs for the foreseeable future.

Contingencies and Commitments

As of March 31, 2003 and 2002, the Company was contingently liable in the amount of $53.8 million and $37.8 million, respectively, under standby letters of credit and guarantees. Approximately $8.4 million and $11.3 million, respectively, of the totals at March 31, 2003 and 2002 relate to letters of credit required as security under the Company’s self-insured risk retention policies. The remaining balance in each year relates to performance bonds on long-term contracts.

The Company has no material commitments for capital expenditures as of March 31, 2003. At March 31, 2003, the Company had commitments under non-cancelable operating leases aggregating $52.6 million.

The following tables reflect the Company’s contractual obligations and commercial commitments as of March 31, 2003. Commercial commitments include standby letters of credit, guarantees, and other potential cash outflows resulting from a contingent event that requires performance by the Company. Open purchase orders for raw materials and supplies used in the normal course of business have been excluded from the following tables.

Contractual Obligations

	Payments due by March 31,
	2004	2005	2006	2007	2008 and thereafter	Total

	(in thousands)
Revolving credit facility	$—	$53,200	$—	$—	$—	$53,200
Industrial development revenue bonds and other	1,959	1,725	1,705	1,574	1,500	8,463
Operating leases	12,751	10,707	8,551	6,189	14,355	52,553

Total contractual obligations	$14,710	$65,632	$10,256	$7,763	$15,855	$114,216

Commercial Commitments

	Amount of Commitment Expiring March 31,
	2004	2005	2006	2007 and thereafter	Total

	(in thousands)
Performance bonds on long-term contracts	$30,020	$2,722	$150	$12,478	$45,370
Letters of credit as security for self-insured risk retention policies	8,403	—	—	—	8,403

Total commercial commitments	$38,423	$2,722	$150	$12,478	$53,773

Restructuring Reserves

Reductions to the fiscal 2001 restructuring reserves during fiscal 2003 related to employee severance payments of $1.5 million and other payments and adjustments. The Company paid $0.5 million in settlement of pension liabilities for terminated employees. The restructuring reserves were reduced by approximately $1.0 million during fiscal 2003 as the Company received favorable rulings regarding certain salary continuation and severance benefits under a collective bargaining agreement. These adjustments were recorded as reductions of costs of revenues on the accompanying consolidated statements of income for fiscal 2003. Restructuring reserves of $1.2 million and $4.2 million remained as of March 31, 2003 and 2002, respectively, and related primarily to severance obligations. These remaining severance payments at March 31, 2003, which relate to 7 former employees, will continue until December 2004.

Reductions to the fiscal 2000 restructuring reserves during fiscal 2003 related primarily to employee severance and lease payments of $0.4 million. Restructuring reserves of $0.4 million remained as of March 31, 2002.

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

Revenues on long-term construction contracts are recognized under the cost-to-cost type of percentage-of-completion method, resulting in revenue being recorded as costs are incurred. Revenues recognized under the percentage-of-completion method aggregated approximately 4% of revenues for the fiscal years ended March 31, 2003 and 2002, respectively. This method requires the use of estimates of costs to be incurred for the manufacture of complex products and systems. Such costs are typically incurred over a period of several months and require substantial judgment. The cost estimation process is based upon the professional knowledge and experience of the Company’s employees. The cost estimates are updated on a quarterly basis. Adjustments to projected costs are recognized in net earnings when determinable.

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

Inventories

Management continually reviews inventories for excess and obsolete goods based upon a combination of historical and forecasted usage. Additionally, discrete provisions are made when facts and circumstances indicate that particular inventories will not be utilized. If future market conditions are different than those estimated, changes to inventory valuation reserves may be required and would be reflected in the period the revision is made.

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing LIFO represent approximately 74.3% and 68.7% of total inventories at March 31, 2003 and 2002, respectively. Inventory costs include material, labor, and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $10.0 million and $10.8 million higher than those reported at March 31, 2003 and 2002, respectively.

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

The Company performs annual valuations for impairment of goodwill and indefinite life intangibles. Goodwill and indefinite life intangibles are allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. The Company’s reporting units for purposes of applying the provisions of SFAS 142 are STERIS and Isomedix. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and indefinite life intangibles within the reporting unit is less than the carrying value. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and indefinite life intangibles are determined based on the discounted cash flows, market multiples or appraised values as appropriate.

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

Self-Insurance Liabilities

The Company records a liability for self-insured risk retention for general and product liability, workers compensation, and automobile losses. The Company maintains a captive insurance company, Global Risk Insurance Company (“GRIC”), to fund such losses. The Company employs an outside actuary that utilizes GRIC’s historical loss experience and actuarial judgment to determine the estimated liability. Such liability includes estimated provisions for both loss reserves and incurred but not reported claims. GRIC funds the Company’s losses up to the following limits per occurrence: general and product liability — $0.5 million, workers’ compensation — $0.5 million, and automobile — $0.5 million. The Company pays a monthly premium to GRIC. Losses greater than these limits are covered by third party insurance. The Company’s accrual for the self-insurance risk retention as of March 31, 2003 and 2002 was $11.1 million and $8.1 million, respectively.

The Company is also self-insured for employee medical claims. The Company estimates a liability for incurred but not reported claims based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. The Company’s accrual for medical claims as of March 31, 2003 and 2002 was $4.4 million and $3.7 million, respectively.

There can be no guarantee that the Company’s insurance coverages will continue to be adequate and actual loss experience may exceed the amounts provided for incurred but not reported claims. Any excess of the actual claims over the amounts estimated for loss reserves and incurred but not reported claims will result in increased insurance costs in subsequent periods.

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive quality programs and processes, including actively monitoring and evaluating the quality of suppliers, warranty experience could differ from management’s estimates. If actual product failure rates, material usage, or service costs differ from management’s estimates, revisions to the estimated warranty liability will be required. As of March 31, 2003 and 2002, the Company had accrued $4.9 million and $3.3 million, respectively for warranty exposures.

Contingencies

The Company is subject to various claims and lawsuits as well as unasserted claims that arise in the ordinary course of business. Liabilities, costs, and disclosures associated with these matters require estimates and judgment based on professional knowledge and experience of management and its legal counsel. Management has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. When estimates of the Company’s exposure for claims or pending or threatened litigation matters meet the criteria of Statement of Financial Account Standards No. 5, “Accounting for Contingencies,” amounts are recorded as charges to net earnings. The ultimate resolution of any exposure to the Company may change as further facts and circumstances are made available.

Benefit Plans

Assumptions used in determining the projected benefit obligations and fair value of plan assets for the Company’s pension plans and postretirement benefit plan are evaluated periodically by management in consultation with outside actuaries. Changes in assumptions are based upon relevant Company and outside data, such as increases in compensation levels, the long-term rate of return on plan assets, and increases in medical costs. Critical assumptions such as the discount rate used to measure the Company’s benefit obligations, the expected long-term rate of return on plan assets, and expected changes in healthcare costs are updated annually.

Total pension plan assets as of March 31, 2003 and 2002 were $34.2 million and $35.1 million, respectively. Total pension benefit obligations as of March 31, 2003 and 2002 were $45.6 million and $41.4 million, respectively. The Company’s pension plans are funded in conformity with the funding requirements of applicable government regulations. Plan assets are invested principally in diversified mutual funds, equity securities, and government and corporate obligations. There is no guarantee that the actual return on the plans’ assets will equal the expected long-term rate of return on plan assets or that the trusts will not incur investment losses.

A one-fourth percent change in discount rate for the Company’s pension plans, holding other assumptions constant, would have the following effect on the pension benefit obligation. Additionally, a one-fourth percent change in the expected long-term rate of return, holding other assumptions constant, would have the following effect on costs on an annual basis:

	One-Fourth- Percentage Point
	Increase	Decrease

	(in thousands)
Discount rate	$(1,038)	$1,038
Expected long-term rate of return	$(78)	$78

The Company maintains an unfunded postretirement benefit plan. The postretirement benefit obligation as of March 31, 2003 and 2002 was $73.8 million and $63.7 million, respectively. The net postretirement accrued benefit cost as of March 31, 2003 and 2002 was $53.1 million and $51.3 million, respectively. The Company experienced an actuarial loss of $9.2 million during fiscal 2003 due to a larger than expected increase in per capita prescription drug costs and decrease in the assumed discount rate. Actuarial gains and losses are amortized over the average expected working lifetime of plan participants of approximately 12 years. Should healthcare cost rates continue to rise, the Company will revise its estimated annual healthcare cost trend rates. Any increase in the healthcare cost trend rates will increase the net period postretirement costs for future periods as the actuarial losses are amortized.

A one percent change in the healthcare trend rates (including medical, prescription drug, and long-term rates) for the Company’s postretirement plan, holding all other assumptions constant, would have the following effect on benefit costs and the post retirement benefit obligation:

	One-Percentage Point
	Increase	Decrease

	(in thousands)
Effect on total service and interest cost components	$738	$(607)
Effect on postretirement benefit obligation	$7,967	$(6,713)

Stock Compensation Plans

The Company has granted nonqualified stock options to certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Generally, Stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire approximately 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

Had the compensation cost for the stock options granted in fiscal 2003, 2002, and 2001 been determined based on the value at the grant date consistent with the fair value method, the Company’s net income and earnings per share would have been reduced as indicated below:

Years Ended March 31,	2003	2002	2001

	(in thousands, except per share data)
Net income (loss):
As reported	$79,436	$46,202	$1,317
Add: Expense included in reported results	—	—	—
Deduct: Fair value	5,388	4,978	6,072

Pro forma	$74,048	$41,224	$(4,755)

Earnings (loss) per share:
Basic:
As reported	$1.14	$0.67	$0.02
Pro forma	$1.06	$0.60	$(0.07)
Diluted:
As reported	$1.12	$0.65	$0.02
Pro forma	$1.04	$0.58	$(0.07)

Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for the years ended March 31, 2003, 2002, and 2001: risk-free interest rate of 3.75% to 6.1%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

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

SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and requires periodic tests for impairment of these assets. SFAS 142 requires the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The Company adopted SFAS 142 on April 1, 2002. Upon adoption, the Company conducted valuations of its reporting units for transition purposes and, based on these valuations, concluded that goodwill was not impaired. The Company has also conducted its annual valuations for impairment of these assets, and based on these valuations, concluded that goodwill is not impaired.

The following table reflects the reconciliation of reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization:

Years Ended March 31,	2003	2002	2001

	(in thousands, except per share data)
Net income:
Reported net income	$79,436	$46,202	$1,317
Add back: Goodwill amortization, net of tax	—	5,227	4,974

Adjusted net income	$79,436	$51,429	$6,291

Net income per share:
Basic:
Reported net income per share—basic	$1.14	$0.67	$0.02
Add back: Goodwill amortization, net of tax	—	0.08	0.07

Adjusted net income per share—basic	$1.14	$0.75	$0.09

Diluted:
Reported net income per share—diluted	$1.12	$0.65	$0.02
Add back: Goodwill amortization, net of tax	—	0.07	0.07

Adjusted net income per share—diluted	$1.12	$0.72	$0.09

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

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) was issued. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value and when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and had no impact on the Company’s 2003 consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company will adopt EITF 00-21 effective April 1, 2004, as required, and has not determined what impact, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) was issued providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted by SFAS 123 and SFAS 148, the Company has adopted the disclosure only provisions and does not recognize expense for stock options granted to employees when the exercise price equals the market price of the stock on the date of grant. See Note 12 – Common Shares.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that certain guarantees be recorded at fair value and also that a guarantor make certain disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and measurement provision of FIN 45 are applicable only to guarantees issued or modified after December 31, 2002. The related disclosure requirements are effective for interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees entered into prior to its issuance. See Note 15 – Financial and Other Guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. The Interpretation requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of this Interpretation is required on July 1, 2003 for entities created prior to February 1, 2003 and immediately for any variable interest entities created subsequent to January 31, 2003. The Company has evaluated its affiliated entities and does not believe that any entity it is affiliated with but does not currently consolidate will meet the definition of a variable interest entity.

Forward-Looking Statements

This discussion may contain statements and data concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report or earlier if indicated by the context, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that compliance with laws, court rulings, regulations, or certification requirements of domestic and foreign authorities may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, (d) the potential of international unrest or effects of fluctuations in foreign currencies of countries where the Company does a sizeable amount of business, and (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to interest rate and foreign currency risks. The risks primarily relate to changes in interest rates on the Company’s short-term and long-term debt instruments and the sale of the Company’s products to international customers through foreign subsidiaries.

Interest Rate Risk

Consistent with the prior year, the Company is exposed to market risk through various debt instruments, including fixed rate and floating rate debt instruments. As of March 31, 2003 the Company had $53.2 million outstanding under its revolving credit facility and $8.5 million outstanding under other borrowing agreements. Based on March 31, 2003 debt levels, a 1.0% change in interest rates would impact interest expense by approximately $0.6 million annually. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments to mitigate such risk.

Foreign Currency Risk

The financial results of the Company’s foreign operations are measured in their functional currencies. Assets and liabilities are translated to U.S. dollars at the rates of exchange at the end of the fiscal year and revenues and expenses are translated at average rates of exchange during the fiscal year. The resulting translation adjustments are recorded as a component of comprehensive income or loss. Since the Company operates internationally and approximately 19% of the Company’s fiscal 2003 revenues were generated outside of the United States, it is exposed to foreign currency fluctuations. Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. dollars or other currencies. This is primarily due to the natural hedges of revenues and expenses in the functional currencies of the countries in which the Company’s foreign operations are located. Movements in foreign currency exchange rates affect the U.S. dollar value of sales made and costs incurred in foreign currencies. Changing currency exchange rates also affect the Company’s competitive position, as exchange rate changes may affect profitability and business and/or pricing strategies of non-U.S. based competitors. Specifically, the exposure includes intercompany loans and third party sales or payments. The Company does not consider the market risk associated with its international operations to be material. The Company does not currently use derivative financial instruments for hedging or speculative  purposes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Board of Directors and Shareholders

STERIS Corporation

The management of STERIS Corporation (the “Company”) is responsible for the preparation, integrity, and objectivity of the consolidated financial statements and the accuracy and consistency of all other financial information included in this report. Management believes that the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and that any amounts included herein which are based on estimates of the expected effects of events and transactions have been made with sound judgment and approved by qualified personnel.

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

The independent accounting firm of Ernst & Young LLP has audited the consolidated financial statements included in this report. Management believes their audits were conducted in accordance with auditing standards generally accepted in the United States and included such study and evaluation of the Company’s internal controls as they considered necessary to determine the extent of tests and audit procedures required for expressing an opinion on the Company’s consolidated financial statements. Management has made available to the independent auditors all of the Company’s financial records and related data as well as minutes of shareholders’ and directors’ meetings. Furthermore, management believes that all representations made to the independent auditors during their audits were valid and appropriate.

The Board of Directors pursues its oversight responsibility for the financial statements through its Audit Committee, composed of Directors who are not employees of the Company. The Audit Committee meets regularly with management, the Company’s internal auditor, and the independent auditors in connection with its review of matters relating to the Company’s financial statements, internal audit program, and internal controls, and the services of the independent auditors. The Audit Committee also meets with the internal auditor as well as the independent auditors, without management present, to discuss appropriate matters. The independent auditors have full and free access to the Audit Committee and its individual members at any time.

/s/ LES C. VINNEY
Les C. Vinney President and Chief Executive Officer (Principal Executive Officer), Director

/s/ LAURIE BRLAS
Laurie Brlas
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

STERIS Corporation

We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

April 22, 2003

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

March 31,	2003	2002

Assets
Current assets:
Cash and cash equivalents	$25,941	$12,424
Accounts receivable (net of allowances of $8,637 and $8,031, respectively)	211,687	196,631
Inventories	90,135	77,922
Deferred income taxes	14,904	20,011
Prepaid expenses and other assets	11,765	9,656

Total current assets	354,432	316,644
Property, plant, and equipment, net	345,621	328,329
Intangibles, net	192,416	190,822
Other assets	2,523	5,777

Total assets	$894,992	$841,572

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$1,959	$1,663
Accounts payable	72,969	56,734
Accrued income taxes	15,098	20,067
Accrued expenses and other	101,025	91,646

Total current liabilities	191,051	170,110
Long-term indebtedness	59,704	115,228
Deferred income taxes	18,256	19,381
Other liabilities	56,451	49,708

Total liabilities	325,462	354,427
Shareholders’ equity:
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value, 300,000 shares authorized; issued and outstanding shares of 69,741 and 69,466, respectively	224,355	223,244
Retained earnings	357,303	277,867
Accumulated other comprehensive loss:
Minimum pension liability	(7,281)	(1,038)
Cumulative foreign currency translation adjustment	(4,847)	(12,928)

Total shareholders’ equity	569,530	487,145

Total liabilities and shareholders’ equity	$894,992	$841,572

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

Years Ended March 31,	2003	2002	2001

Net revenues
Product	$687,024	$609,410	$567,860
Service	285,063	257,287	232,227

Total net revenues	972,087	866,697	800,087
Cost of revenues
Product	392,964	358,776	334,973
Service	170,302	152,720	153,656

Total cost of revenues	563,266	511,496	488,629
Gross Profit	408,821	355,201	311,458
Operating Expenses
Selling, general, and administrative	257,527	252,882	263,309
Research and development	25,525	21,706	23,975

	283,052	274,588	287,284

Income from operations	125,769	80,613	24,174
Interest expense, net	1,651	7,276	18,417

Income before income taxes	124,118	73,337	5,757
Income taxes	44,682	27,135	4,440

Net Income	$79,436	$46,202	$1,317

Net income per share—basic	$1.14	$0.67	$0.02

Net income per share—diluted	$1.12	$0.65	$0.02

See notes to the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended March 31,	2003	2002	2001

Operating activities
Net income	$79,436	$46,202	$1,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,515	46,884	46,571
Deferred income taxes	3,982	12,866	1,652
Asset impairment	—	—	10,163
Other items	12,932	6,098	4,962
Changes in operating assets and liabilities:
Accounts receivable	(14,115)	4,674	8,143
Inventories	(12,213)	4,317	32,483
Other current assets	(2,044)	(1,736)	(2,370)
Accounts payable, accruals, and other items, net	18,798	22,718	(582)

Net cash provided by operating activities	133,291	142,023	102,339
Investing activities
Purchases of property, plant, equipment, and patents	(58,592)	(65,678)	(51,017)
Proceeds from sales of assets	—	2,164	90
Investment in businesses, net	(140)	(5,097)	—

Net cash used in investing activities	(58,732)	(68,611)	(50,927)
Financing activities
Payments on long-term obligations	(2,300)	(1,173)	(1,947)
Payments on line of credit, net	(55,800)	(91,000)	(63,000)
Purchase of treasury shares	(16,070)	—	—
Stock option and other equity transactions	11,344	6,736	3,368

Net cash used in financing activities	(62,826)	(85,437)	(61,579)
Effect of exchange rate changes on cash and cash equivalents	1,784	(261)	(599)

Increase (decrease) in cash and cash equivalents	13,517	(12,286)	(10,766)
Cash and cash equivalents at beginning of period	12,424	24,710	35,476

Cash and cash equivalents at end of period	$25,941	$12,424	$24,710

See notes to the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Shares
	Number	Amount	Retained Earnings

Balance at April 1, 2000	67,517	$198,253	$230,348	$(7,507)	$421,094
Net income	—	—	1,317	—	1,317
Foreign currency translation adjustment	—	—	—	(3,534)	(3,534)

Comprehensive loss	—	—	—	—	(2,217)
Stock options exercised	1,223	5,147	—	—	5,147
Tax benefit of stock options exercised	—	4,449	—	—	4,449
Other equity transactions	(75)	(4,089)	—	—	(4,089)

Balance at March 31, 2001	68,665	203,760	231,665	(11,041)	424,384
Net income	—	—	46,202	—	46,202
Minimum pension liability	—	—	—	(1,038)	(1,038)
Foreign currency translation adjustment	—	—	—	(1,887)	(1,887)

Comprehensive income	—	—	—	—	43,277
Stock options exercised	786	6,450	—	—	6,450
Tax benefit of stock options exercised	—	3,380	—	—	3,380
Expiration of put held by former executive	—	9,000	—	—	9,000
Other equity transactions	15	654	—	—	654

Balance at March 31, 2002	69,466	223,244	277,867	(13,966)	487,145
Net income	—	—	79,436	—	79,436
Minimum pension liability	—	—	—	(6,243)	(6,243)
Foreign currency translation adjustment	—	—	—	8,081	8,081

Comprehensive income	—	—	—	—	81,274
Purchase of treasury shares	(900)	(16,070)	—	—	(16,070)
Stock options exercised	1,170	10,993	—	—	10,993
Tax benefit of stock options exercised	—	5,837	—	—	5,837
Other equity transactions	5	351	—	—	351

Balance at March 31, 2003	69,741	$224,355	$357,303	$(12,128)	$569,530

See notes to the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1.    Accounting Policies

STERIS Corporation (the “Company” or “STERIS”) develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and surgical and critical care support products and services for healthcare, scientific, research, industrial and government customers throughout the world.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

Revenue Recognition

The Company’s net revenues include revenues earned on product sales and related after-sales, service contracts, and long-term construction contracts. The Company recognizes product revenues upon shipment and title transfer to the customer. After-sales and service revenues are recognized upon completion of the work. Revenues related to long-term service contracts are recognized on a straight-line basis over the life of the related contract. Advance billings for service contract work are recorded as deferred revenue and amortized over the life of the contract. Revenue on long-term construction contracts is recognized under the cost-to-cost type of percentage-of-completion method, resulting in revenue being recorded as costs are incurred.

The Company records amounts billed to customers for shipping and handling as revenue. All outbound shipping and handling expenses are included in cost of products sold.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral on sales. The Company maintains allowances for potential credit losses and historically such credit losses have been within the Company’s expectations. The Company sells to customers who are in widely diverse geographic locations and markets with no single customer accounting for more than five percent of revenues during the year ended March 31, 2003.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing LIFO represented approximately 74.3% and 68.7% of total inventories at March 31, 2003 and 2002, respectively. Inventory costs include material, labor, and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $10,018 and $10,750 higher than those reported at March 31, 2003 and 2002, respectively.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Property, Plant and Equipment

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

Asset Type	Useful Life

Land improvements	10
Buildings and leasehold improvements	7-40
Machinery and equipment	3-15
Information Systems	3-8
Radioisotope	20

Expenditures that increase the value or productive capacity of assets, including information systems, are capitalized. Repair and maintenance expenditures are expensed as incurred. The Company capitalizes interest costs incurred during construction of long-lived assets in accordance with the requirements of Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.” The Company capitalized $809 and $818 of interest costs during the years ended March 31, 2003 and 2002, respectively.

Intangible Assets

Costs incurred to obtain product technology rights, including patents, have been capitalized and are amortized over their estimated useful lives using the straight-line method. The Company currently provides for the amortization of intangible assets over lives ranging from 5 to 17 years. Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired. Beginning April 1, 2002, the Company ceased recording goodwill amortization in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The Company performs annual valuations for impairment of goodwill and indefinite life intangibles. Goodwill and indefinite life intangibles are allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. The Company’s reporting units for purposes of applying the provisions of SFAS 142 are STERIS and Isomedix. SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill and indefinite life intangibles within the reporting unit is less than the carrying value. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and indefinite life intangibles are determined based on the discounted cash flows, market multiples or appraised values as appropriate.

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

Foreign Currency Translation

Revenues and expenses are translated at the average currency exchange rates prevailing during the period. Assets and liabilities of foreign operations are translated using the exchange rate at the end of the period. The related translation adjustments are recorded as a separate component of shareholder’s equity. Foreign currency gains and losses from changes in exchange rates have not been material to the consolidated statements of income.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Advertising Expenses

The costs of advertising are expensed as incurred in accordance with the requirements of AICPA Statement of Position 93-7, “Reporting for Advertising Costs.” The Company incurred $15,756, $18,942, and $20,481, in advertising costs during the years ended March 31, 2003, 2002, and 2001, respectively.

Cash Equivalents and Supplemental Cash Flow Information

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consisted primarily of interest-bearing savings accounts, commercial paper, and United States government securities.

Supplemental disclosure of cash flow information follows:

Years Ended March 31,	2003	2002	2001

Cash paid during the year for:
Interest	$2,583	$9,519	$18,335
Income taxes	$37,800	$4,603	$8,024
Cash received during the year for income tax refunds	$(787)	$(6,279)	$—

Reclassifications

Certain reclassifications have been made to the Company’s prior years’ consolidated financial statements to conform to current year classifications.

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

Stock Compensation Plans

The Company has granted nonqualified stock options to certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Generally, Stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company accounts for stock based compensation under the provi -

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

sions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

Years Ended March 31,	2003	2002	2001

Net income (loss):
As reported	$79,436	$46,202	$1,317
Add: Expense included in reported results	—	—	—
Deduct: Fair value	5,388	4,978	6,072

Pro forma	$74,048	$41,224	$(4,755)

Earnings (loss) per share:
Basic:
As reported	$1.14	$0.67	$0.02
Pro forma	$1.06	$0.60	$(0.07)
Diluted:
As reported	$1.12	$0.65	$0.02
Pro forma	$1.04	$0.58	$(0.07)

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

SFAS 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach, and requires periodic tests for impairment of these assets. SFAS 142 requires the discontinuance of amortization of goodwill and indefinite life intangibles that had been recorded in connection with previous business combinations. The Company adopted SFAS 142 on April 1, 2002. Upon adoption, the Company conducted valuations of its reporting units for tran sition purposes and, based on these valuations, concluded that goodwill was not impaired. The Company has also conducted its annual valuations for impairment of these assets, and based on these valuations, concluded that goodwill is not impaired.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following table reflects the reconciliation of reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization:

Years Ended March 31,	2003	2002	2001

Net income:
Reported net income	$79,436	$46,202	$1,317
Add back: Goodwill amortization, net of tax	—	5,227	4,974

Adjusted net income	$79,436	$51,429	$6,291

Net income per share:
Basic:
Reported net income per share—basic	$1.14	$0.67	$0.02
Add back: Goodwill amortization, net of tax	—	0.08	0.07

Adjusted net income per share—basic	$1.14	$0.75	$0.09

Diluted:
Reported net income per share—diluted	$1.12	$0.65	$0.02
Add back: Goodwill amortization, net of tax	—	0.07	0.07

Adjusted net income per share—diluted	$1.12	$0.72	$0.09

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

In October 2001, Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) was issued. The Company adopted SFAS 144 on April 1, 2002 and the impact of the adoption on the Company’s consolidated financial statements was not considered material.

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) was issued. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value and when the liability is

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and had no impact on the Company’s 2003 consolidated financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company will adopt EITF 00-21 effective April 1, 2004, as required, and has not determined what impact, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) was issued providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted by SFAS 123 and SFAS 148, the Company has adopted the disclosure only provisions and does not recognize expense for stock options granted to employees when the exercise price equals the market price of the stock on the date of grant. See Note 12 to the Company’s consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that certain guarantees be recorded at fair value and also that a guarantor make certain disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and measurement provisions of FIN 45 are applicable only to guarantees issued or modified after December 31, 2002. The related disclosure requirements are effective for interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees entered into prior to its issuance. See Note 15 – Financial and Other Guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. The Interpretation requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be re -

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

quired to consolidate that entity. The application of this Interpretation is required on July 1, 2003 for entities created prior to February 1, 2003 and immediately for any variable interest entities created subsequent to January 31, 2003. The Company has evaluated its affiliated entities and does not believe that any entity it is affiliated with but does not currently consolidate will meet the definition of a variable interest entity.

2.    Inventories

Inventories consisted of the following:

March 31,	2003	2002

Raw materials	$26,774	$22,746
Work in process	8,018	16,680
Finished goods	55,343	38,496

Total inventories	$90,135	$77,922

3.    Property, Plant, and Equipment

Property, plant, and equipment consisted of the following:

March 31,	2003	2002

Assets
Land and land improvements	$21,359	$20,810
Buildings and leasehold improvements	145,520	125,830
Machinery and equipment	206,991	181,140
Information Systems	68,029	56,046
Radioisotope	84,634	74,829
Construction in progress	28,169	44,030

Total	554,702	502,685
Less: accumulated depreciation	(209,081)	(174,356)

Property, plant, and equipment, net	$345,621	$328,329

Depreciation expense was $45,244, $40,665, and $39,573, for the years ended March 31, 2003, 2002, and 2001, respectively. Rental expense for leases was $13,806, $13,734, and $12,656, for the years ended March 31, 2003, 2002, and 2001, respectively. Operating leases relate principally to warehouse and office space, service facilities, vehicles, equipment, and communication systems.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Future minimum annual rentals payable under noncancelable leases at March 31, 2003 were as follows:

Operating Leases
2004	$12,751
2005	10,707
2006	8,551
2007	6,189
2008	4,396
Thereafter	9,959

Total minimum lease payments	$52,553

4.    Intangible Assets

Intangible assets consisted of the following:

March 31,	2003	2002

Goodwill	$183,130	$182,688
Patents, trademarks, and other intangible assets, net of accumulated amortization of $16,074 and $15,932, respectively	9,286	8,134

Total	$192,416	$190,822

Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding years will be approximately $1.1 million annually for fiscal years 2004 through 2006, $1.0 million in fiscal 2007, and $0.8 million in fiscal 2008.

5.    Long-Term Debt

Long-term indebtedness was as follows:

March 31,	2003	2002

Credit facility	$53,200	$109,000
Other debt	8,463	7,891

Total	61,663	116,891
Less: current portion	1,959	1,663

Long-term portion	$59,704	$115,228

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

On March 28, 2002, STERIS entered into an unsecured $325,000 Revolving Credit Facility (“Facility”) which replaced a prior credit facility. The Facility matures March 28, 2005 and provides a multi-currency borrowing option. The Facility may be used for general corporate purposes and bears interest at the Company’s option at either LIBOR plus 0.68% to 1.60% or the lending agent’s prime rate plus 0.00% to 0.75%. At March 31, 2003, the weighted average interest rate on the Company’s outstanding borrowings under the Facility was 2.07%. At March 31, 2002, the weighted average interest rate was 2.97%. The Facility also requires the payment of a facility fee ranging from 0.20% to 0.40% of the total facility commitment amount. The interest rate and the facility fee are determined based on the Company’s leverage ratio. The Facility requires the maintenance of certain financial covenants including minimum net worth, leverage, and interest coverage. The Company was in compliance with the Facility covenants as of March 31, 2003.

Other debt consisted mainly of industrial development revenue bonds which bear interest at a variable rate based on the bank/marketing agent’s demand note index. These bond agreements contain various covenants relating to minimum net worth, leverage, and interest coverage. At March 31, 2003 and 2002, outstanding obligations under the industrial development revenue bonds were $4,300 and $5,000, respectively, with a weighted average interest rate of 1.55% and 1.70%, respectively. The Company was in compliance with the industrial development revenue bond covenants as of March 31, 2003. Other debt also includes a $2.0 million note related to an acquisition. At March 31, 2003 and 2002, outstanding obligations under this note were $1,576 and $2,000, respectively, with an annual interest rate of 5.25%.

The combined annual aggregate amount of maturities are as follows:

2004	$1,959
2005	54,925
2006	1,705
2007	1,574
2008 and thereafter	1,500

$61,663

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

6.    Accrued Expenses and Other

Accrued expenses and other consisted of the following:

March 31,	2003	2002

Sales and property taxes	$7,378	$7,363
Employee compensation and related items	26,194	25,875
Self-insured risk retention	16,864	15,965
Deferred service contract revenue	11,149	9,771
Pension and postretirement benefit obligations—current portion	7,330	6,787
Restructuring reserves	1,466	4,637
Other	30,644	21,248

Total	$101,025	$91,646

7.    Income Taxes

Income (loss) from continuing operations before income taxes was as follows:

Years Ended March 31,	2003	2002	2001

United States operations	$106,856	$58,862	$(4,872)
Non-United States operations	17,262	14,475	10,629

	$124,118	$73,337	$5,757

The components of the provision for income taxes consisted of the following:

Years Ended March 31,	2003	2002	2001

Current provision:
United States federal	$26,060	$8,393	$(992)
United States state and local	3,110	2,855	1,634
Non-United States	7,440	3,021	2,146

Total current provision	36,610	14,269	2,788
Deferred expense	8,072	12,866	1,652

Total provision for income taxes	$44,682	$27,135	$4,440

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory rate as follows:

Years Ended March 31,	2003	2002	2001

Tax computed at the United States federal statutory tax rate	$43,441	$25,668	$2,015
(Reduction) increase of income tax accruals	(1,101)	(366)	1,151
State and local taxes, net of federal income tax benefit	2,680	1,856	1,062
Goodwill	—	985	2,220
Foreign income tax deduction	(1,418)	—	—
Difference in non-United States tax rates	1,896	(2,045)	(1,574)
All other, net	(816)	1,037	(434)

Total provision for income taxes	$44,682	$27,135	$4,440

The significant components of the deferred tax assets and liabilities recorded in the accompanying balance sheets at March 31, 2003 and 2002 were as follows:

March 31,	2003	2002

Net Deferred Tax (Liabilities) / Assets
Post-retirement benefit accrual	$16,503	$16,298
Net operating loss carryforwards	11,204	8,667
Accrued expenses and other	21,167	22,705
Plant and equipment	(33,478)	(30,589)
Intangibles	(5,473)	(4,688)
Inventory and other	(2,071)	(3,096)
Valuation allowance	(11,204)	(8,667)

Total net deferred tax (liabilities) / assets	$(3,352)	$630

For tax return purposes, at March 31, 2003, the Company had domestic net operating loss carryforwards of $3,599 which expire in years 2009 through 2017. Additionally, the Company had foreign net operating loss carryforwards of $27,492 of which $5,990 expire in years 2015 through 2017, and $21,502 that have an indefinite carryforward period. A valuation allowance has been applied to these net operat -

ing loss carryforwards as the Company anticipates that it may not receive future benefit for all of these carryforwards.

At March 31, 2003, cumulative undistributed earnings of non-United States subsidiaries included in consolidated retained earnings amounted to $56,184. These earnings are indefinitely reinvested in non-United States operations. Accordingly, no provision has been made for taxes related to such earnings, nor is it practicable to determine the amount of this liability.

8.    Benefit Plans

The Company has non-contributory pension plans covering certain manufacturing and plant administrative personnel as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. Benefits are determined based on the employee’s years of service and compensation. The Company’s plans are funded in conformity with the funding requirements of applicable government regulations. All pension plans covering United States operations have been closed to entrance by new participants. Plan assets are invested principally in diversified mutual funds, equity securities, and government and corporate obligations as directed by the Plan’s trustee.

In addition to providing pension benefits to certain employees, the Company sponsors an unfunded postretirement medical benefit plan for a group of employees comprised substantially of the same employees who receive pension benefits. Benefits under this plan include retiree life insurance, retiree medical insurance including prescription drug coverage, and Medicare supplement coverage. This plan has certain retiree contributions such as deductibles. Covered employees are generally eligible for these benefits when they have reached 55 years of age and 10 years of service.

The Company also maintains a defined contribution plan for eligible employees. The Company provides a match on a specified portion of an employee’s contribution as approved by the Board of Directors. The defined contribution plan assets are held in trust and invested as directed by the plan participants. As of March 31, 2003, the plan owned 1.6 million shares of the Company’s common stock with a fair value of $41,653. The aggregate fair value of plan assets was $157,069 as of March 31, 2003. The Company paid no dividends to the plan for the year ended March 31, 2003. The Company’s contributions to defined contribution plans were $4,174, $3,942, and $3,798, for the years ended March 31, 2003, 2002, and 2001, respectively.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following table sets forth the funded status and amounts recognized in the accompanying consolidated balance sheets for the Company’s defined benefit plans:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$41,368	$39,598	$63,671	$58,768
Service cost	848	798	623	526
Interest cost	2,957	2,895	4,595	4,238
Actuarial loss	3,977	727	9,154	4,138
Benefits paid	(2,789)	(2,650)	(4,278)	(3,999)
Settlements	(1,450)	—	—	—
Impact of foreign currency exchange rate changes	658	—	—	—

Benefit obligation at end of year	$45,569	$41,368	$73,765	$63,671

Change in Plan Assets:
Fair value of plan assets at beginning of year	$35,069	$37,501	$—	$—
Actual return (loss) on plan assets	(2,974)	216	—	—
Employer contribution	7,000	—	4,278	3,999
Benefits paid	(2,893)	(2,648)	(4,278)	(3,999)
Settlement	(1,962)	—	—	—

Fair value of plan assets at end of year	$34,240	$35,069	$—	$—

Funded status of the plan	$(11,329)	$(6,299)	$(73,765)	$(63,671)
Unamortized transition amount	(730)	(844)	—	—
Unamortized prior service cost	1,873	2,160	—	(162)
Unamortized loss	12,924	3,776	20,696	12,580

Net prepaid (accrued) benefit cost	$2,736	$(1,207)	$(53,069)	$(51,253)

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Net periodic cost of the Company’s defined benefit plans includes the following components:

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001

Service cost	$848	$798	$883	$623	$526	$452
Interest cost	2,957	2,895	2,722	4,595	4,238	3,876
Expected return on plan assets	(2,652)	(2,884)	(3,571)	—	—	—
Effect of settlement	1,047	—	(152)	—	—	—
Net amortization and deferral	203	285	(1,132)	876	520	504

Net periodic cost (benefit)	$2,403	$1,094	$(1,250)	$6,094	$5,284	$4,832

The assumptions used in the measurement of actuarial present value of the projected benefit obligations for the Company’s pension plans are shown in the following table:

	2003	2002	2001

Actuarial assumptions:
Discount rate	6.5%	7.5%	7.5%
Expected long-term return on plan assets	8.0%	8.0%	8.0%

Unrecognized gains and losses and the initial net pension asset are amortized over a fifteen-year period. The projected benefit obligation applicable to pension plans with accumulated benefit obligations in excess of plan assets was $45,224 and $38,609 at March 31, 2003 and 2002, respectively. The accumulated benefit obligations related to these plans was $44,258 and $37,730 while the fair value of the related plan assets were $33,641 and $31,317 at March 31, 2003 and 2002, respectively.

The Company recorded intangible assets in recognition of unrecognized prior service cost of $1,873 and $2,113, and recorded additional minimum pension liabilities of $13,249 and $3,760 in connection with the pension plan obligations on the accompanying consolidated balance sheets as of March 31, 2003 and 2002, respectively. Accumulated other comprehensive income, as reported in the Consolidated Statement of Shareholder’s Equity, included a loss of $7,281 ($4,095 net of tax), and a loss of $1,038 ($609 net of tax) as of March 31, 2003 and 2002, respectively. There was no effect of pension obligations recorded as other comprehensive income during the fiscal year ended March 31, 2001. The Company has recorded prepaid pension costs related to pension plans that have plan assets in excess of benefit obligations of $253 and $1,564 as of fiscal years ended March 31, 2003 and 2002, respectively.

The Company has made actuarial assumptions regarding healthcare costs in computing its postretirement benefit obligations. The assumed rates of increase generally decline ratably over a five-year period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate noted below. The Company experienced an actuarial loss of $9,154 during fiscal 2003 due to a larger than expected increase in per capita prescription drug costs and a decrease in the assumed discount rate. Actuarial gains and losses are amortized over the average expected working lifetime

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

of plan participants of approximately 12 years. The liability for other post retirement benefit obligations, less current portions of $4,689 and $4,000 as of March 31, 2003 and 2002, respectively, were included in other long-term liabilities on the accompanying consolidated balance sheets.

The assumptions used in the measurement of the actuarial present value of the projected benefit obligations for the Company’s postretirement medical benefit plans are shown in the following table:

	2003	2002	2001

Actuarial assumptions:
Discount rate	6.5%	7.5%	7.5%
Healthcare cost trend rate—medical	12.0%	9.0%	9.0%
Healthcare cost trend rate—prescription drug	15.0%	13.0%	12.0%
Long-term healthcare cost trend rate	5.0%	5.0%	5.0%

A one percent annual change in the assumed healthcare cost trend rate (including medical, prescription drug and long-term rates) would have the following effect:

	One-Percentage Point
	Increase	Decrease

	(in thousands)
Effect on total service and interest cost components	$738	$(607)
Effect on post-retirement benefit obligation	$7,967	$(6,713)

9.    Non-recurring Transactions

Fiscal 2001 Charge

The Company concluded its review of manufacturing, service, and support functions during the fourth quarter of fiscal 2001. Those efforts were used to identify opportunities for efficiency and productivity improvements beyond those initiated during the fourth quarter of fiscal 2000. As a result of this review and the related plan to initiate improvements in those and other functions, a charge of $41,476 ($28,204 net of tax, or $0.41 per diluted share) was recorded. This charge primarily related to plans for manufacturing consolidations, upgrading of the Company’s service, sales, and distribution organizations, and associated workforce reductions. The implementation of these actions began in the fourth quarter of fiscal 2001 and resulted in a reduction of approximately 335 employees in the manufacturing and support functions by the end of the fourth quarter of fiscal 2002. Of the $41,476 charge, $21,510 was charged to cost of products sold and $19,966 was charged to selling, general, and administrative expenses in the consolidated statement of income.

The charge to cost of revenues included $10,923 for inventory write-downs and asset disposals relating to the restructuring of the Company’s production, distribution, service, and sales activ -

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

ities. The charge to cost of products sold also included $10,587 for the consolidation of manufacturing operations. The Company’s production operations in Medina, Ohio were consolidated into the Company’s Montgomery, Alabama facility in August 2001. The Company’s two St. Louis, Missouri manufacturing facilities were consolidated into one facility in March 2002. The consolidation costs primarily included severance and property abandonment costs.

The charge to selling, general, and administrative expenses included $10,163 to write-off goodwill related to purchased product lines that the Company discontinued. The remaining $9,803 was composed of severance and asset write-offs related to portions of the sales, service, and distribution organizations.

Reductions to the restructuring reserves during fiscal 2003 related to employee severance payments of $1,460. The Company paid $555 in settlement of pension liabilities for terminated employees. The restructuring reserves were reduced by approximately $1,058 during fiscal 2003 as the Company received favorable rulings regarding certain salary continuation and severance benefits under a collective bargaining agreement. These adjustments were recorded as reductions of costs of revenues on the accompanying consolidated statements of income for fiscal 2003. Restructuring reserves of $1,150 and $4,223 remained as of March 31, 2003 and 2002, respectively, and related primarily to severance obligations. These remaining severance payments at March 31, 2003, which relate to 7 former employees, will continue until December 2004.

Fiscal 2000 Charge

The Company performed a review of certain manufacturing and support functions during the fourth quarter of fiscal 2000. The review of manufacturing operations included an outside consultant’s study and evaluation of manufacturing practices at several manufacturing plants. As a result of the review and study performed and the related plan to initiate improvements in these and other functions, a charge of $39,722 ($24,628 net of tax, or $0.36 per diluted share) was recorded in the fourth quarter of fiscal 2000. The Company has completed all aspects of the operational changes related to the fiscal 2000 charge.

Reductions to the restructuring reserves during fiscal 2003 related primarily to employee severance and lease payments of $392. Restructuring reserves of $22 and $414 remained as of March 31, 2003 and 2002, respectively.

10.    Commitments and Contingencies

There are various pending lawsuits and claims arising out of the conduct of STERIS’s business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS’s consolidated financial position or results of operations. See Item 3. STERIS presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent.

As of March 31, 2003 and 2002, the Company was contingently liable in the amount of $53,773 and $37,790, respectively, under standby letters of credit and guarantees. Approximately $8,403 and $11,330, respectively, of the totals at March 31, 2003 and 2002 relate to letters of credit required as security

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

under the Company’s self-insured risk retention policies. The remaining balance in each year relates to performance bonds on long-term contracts.

11.    Business Segment Information

The Company operates in a single business segment. The following is information about the Company’s operations by geographic area:

Years Ended March 31,	2003	2002	2001

Net revenues
United States	$786,239	$733,560	$675,347
Non-United States	185,848	133,137	124,740

Total net revenues	$972,087	$866,697	$800,087

Long-lived assets
United States	$316,492	$310,778	$295,245
Non-United States	31,652	23,328	21,612

Total long-lived assets	$348,144	$334,106	$316,857

Long-lived assets are those assets that are identified with the operations in each geographic area including property, plant, and equipment and other assets. Revenues are based on the location of these operations and their customers. During the year ended March 31, 2003, revenues from a single customer did not aggregate to five percent or more of total net revenues. Revenues by principal market are as follows:

Years Ended March 31,	2003	2002	2001

Healthcare	$660,923	$607,638	$566,567
Scientific and Industrial	311,164	259,059	233,520

Total net revenues	$972,087	$866,697	$800,087

12.    Common Shares

Basic earnings per share is based on weighted average Common Shares outstanding. Diluted earnings per share is based on the weighted average Common Shares outstanding plus the dilutive effect of common stock options calculated using the treasury stock method. The following is a summary of

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

Years Ended March 31,	2003	2002	2001

	(in thousands)
Weighted average Common Shares outstanding—basic	69,434	69,163	67,946
Dilutive effect of common stock options	1,436	1,444	1,035

Weighted average Common Shares and equivalents—diluted	70,870	70,607	68,981

Options to purchase the following number of shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price for the common shares during the period:

Years Ended March 31,	2003	2002	2001

Number of common stock options	613,000	1,087,545	1,618,657
Weighted average exercise price	$30.61	$27.28	$25.15

The Company has granted nonqualified stock options to certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire approximately 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following is a summary of option share information:

	Shares	Weighted Average Price	Fair Value

March 31, 2000	6,614,348	$13.25
Granted	1,476,200	9.27	$4.34
Exercised	(1,223,487)	4.21
Canceled	(664,398)	18.06

March 31, 2001	6,202,663	13.58
Granted	1,340,640	14.61	6.46
Exercised	(785,745)	8.21
Canceled	(528,161)	16.52

March 31, 2002	6,229,397	14.22
Granted	1,248,194	19.75	8.76
Exercised	(1,169,655)	9.40
Canceled	(248,678)	20.51

March 31, 2003	6,059,258	16.03

Shares available for future grants were 5,844,739 at March 31, 2003. At March 31, 2003, the range and weighted average per share exercise prices of options outstanding and exercisable, and the weighted average remaining contract life, were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Option Shares	Weighted Average Exercise Price	Weighted Average Contract Life (Years)	Option Shares	Weighted Average Exercise Price

$5.34—$9.00	961,761	$8.75	3.4	446,404	$8.46
$9.01—$13.45	2,288,068	12.21	4.0	1,414,867	11.99
$13.46—$18.25	357,500	15.52	3.5	235,125	14.72
$18.26—$30.66	2,451,929	22.52	2.8	1,292,121	25.05

	6,059,258	16.03	3.4	3,388,517	16.69

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

At March 31, 2002, options with an average exercise price of $15.22 were exercisable on 3,631,335 shares; at March 31, 2001, options with a weighted average exercise price of $14.08 were exercisable on 3,564,734 shares.

Had the compensation cost for the stock options granted in fiscal 2003, 2002, and 2001 been determined based on the value at the grant date consistent with the fair value method, the Company’s net income and earnings per share would have been reduced as indicated below:

Years Ended March 31,	2003	2002	2001

	(in thousands, except per share data)
Net income (loss):
As reported	$79,436	$46,202	$1,317
Add: Expense included in reported results	—	—	—
Deduct: Fair value	5,388	4,978	6,072

Pro forma	$74,048	$41,224	$(4,755)
Earnings (loss) per share:
Basic:
As reported	$1.14	$0.67	$0.02
Pro forma	$1.06	$0.60	$(0.07)
Diluted:
As reported	$1.12	$0.65	$0.02
Pro forma	$1.04	$0.58	$(0.07)

Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for the years ended March 31, 2003, 2002, and 2001: risk-free interest rate of 3.75% to 6.1%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

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

13.    Treasury Shares

On January 30, 1997, the Company announced that its Board of Directors had authorized the periodic repurchase of up to 6.0 million STERIS Common Shares (adjusted for a 2-for-1 stock split on Au -

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

gust 24, 1998). As of March 31, 2002, the Company had purchased and subsequently reissued 3.7 million STERIS Common Shares. At March 31, 2003, 0.03 million Common Shares were held in treasury.

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

On July 25, 2002, the Company’s unsecured $325,000 Facility was amended to allow for the repurchase of Common Shares for an amount up to $125,000 from June 27, 2002 to October 25, 2002. The amendment also modified the definition of “consolidated net worth” for the purposes of certain covenant calculations to exclude any reductions to shareholders’ equity resulting from the repurchase of Common Shares during this time period.

14.    Business Combinations

During the third quarter of fiscal 2002, the Company completed the acquisition, for cash, of American Table Manufacturing, Inc., a surgical table manufacturer. The acquisition was accounted for as a purchase transaction and resulted in goodwill that, in accordance with the requirements of SFAS 142, will not be amortized. The acquisition did not have a material effect on the operations of the Company.

15.    Financial and Other Guarantees

The Company generally offers a limited one-year warranty on its products that covers parts and labor necessary to ensure proper product operation. The specific terms and conditions of those warranties vary depending on the product sold and the country where the Company does business. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Amounts due to customers for the Company’s future performance under these warranties are recorded as a current liability on the accompanying balance sheets. Factors that affect the Company’s warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. As noted below, accrued warranty increased in fiscal 2003 based on the Company’s shift in product mix toward capital equipment.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Changes in the Company’s warranty liability during the periods presented are as follows:

Years Ended March 31,	2003	2002	2001

Balance, beginning of period	$3,256	$3,168	$4,460
Warranties issued during the period	8,590	6,686	6,211
Settlements made during the period	(6,985)	(6,598)	(7,503)

Balance, end of period	$4,861	$3,256	$3,168

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts range in terms from 1 to 5 years and require the Company to maintain and repair the Company’s product over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying consolidated balance sheets. The liability recorded for deferred service revenue was $11,149 and $9,771 as of March 31, 2003 and 2002, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying consolidated statements of income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

16.    Subsequent Events

Effective April, 1, 2003, the Company began operating in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. The Company’s new Healthcare segment will encompass surgical support and sterile processing products, including related consumable products and services. It will also include our skincare business, now known as Applied Infection Control. The former Scientific and Industrial group has been split into Life Sciences and STERIS Isomedix Services. The new Life Sciences segment includes pharmaceutical production and research products, including associated services and the Defense and Industrial business (the Company’s Strategic Technology Enterprises subsidiary). The new STERIS Isomedix Services segment is the Company’s industrial contract sterilization business.

STERIS management realigned the Company into three operating segments to focus resources on specific missions and customer groups to achieve the Company’s long term strategic initiatives and capture targeted growth opportunities.

On April 8, 2003, the Company acquired Hamo Holding AG headquartered in Pieterlen, Switzerland. The purchase price of $49.1 million, including debt assumed, is subject to final settlement of certain adjustments to working capital. Hamo is a leading provider of washing/decontamination systems used in healthcare, pharmaceutical, and research industries with annual revenues of approximately $43.0 million. The acquisition provides an established distribution channel to expand the marketing of the Company’s sterilization and washing/decontamination products in Europe and Asia, and adds manufacturing capacity in Switzerland.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Effective April 8, 2003, the Company amended its existing Credit Agreement that provided funds for the acquisition of Hamo Holding AG. The amendment also revised terms and conditions in the agreement which relieves restrictions on foreign investment.

As of June 20, 2003, the Company purchased 0.6 million of its Common Shares during the first quarter of fiscal 2004 at an average price of $22.08 per Common Share leaving 2.4 million Common Shares remain authorized for purchase.

17.    Quarterly Data (Unaudited)

Quarters Ended	March 31	December 31	September 30	June 30

Fiscal 2003
Net revenues
Product	$197,463	$173,245	$161,556	$154,760
Service	76,229	71,067	71,176	66,591

Total net revenues	273,692	244,312	232,732	221,351
Cost of revenues
Product	111,307	97,101	93,890	90,666
Service	45,717	43,268	42,447	38,870

Total cost of revenues	157,024	140,369	136,337	129,536

Gross profit	116,668	103,943	96,395	91,815
Percentage of revenues	43%	43%	41%	41%

Net income	$26,709	$21,480	$18,411	$12,836

Net income per share — basic	$0.38	$0.31	$0.27	$0.18

Net income per share — diluted	$0.38	$0.30	$0.26	$0.18

Fiscal 2002
Net revenues
Product	$175,156	$153,974	$144,437	$135,843
Service	69,437	64,663	61,956	61,231

Total net revenues	244,593	218,637	206,393	197,074
Cost of revenues
Product	101,309	91,642	85,764	80,061
Service	42,815	38,150	35,955	35,800

Total cost of revenues	144,124	129,792	121,719	115,861

Gross profit	100,469	88,845	84,674	81,213
Percentage of revenues	41%	41%	41%	41%

Net income	$18,597	$14,003	$9,219	$4,383

Net income per share — basic (1)	$0.27	$0.20	$0.13	$0.06

Net income per share — diluted	$0.26	$0.20	$0.13	$0.06

(1)	Per share amounts for the quarters and the full year have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding during each period due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive and the effect of the Company purchasing shares of its outstanding common stock.

STERIS CORPORATION AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULE

(dollars in thousands)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions (1)	Balance at End of Period

Year ended March 31, 2003
Deducted from asset accounts:
Allowance for trade accounts receivable (2)	$8,031	$3,478	$—	$2,872	$8,637

Year ended March 31, 2002
Deducted from asset accounts:
Allowance for trade accounts receivable (2)	$9,006	$1,030	$—	$2,005	$8,031

Year ended March 31, 2001
Deducted from asset accounts:
Allowance for trade accounts receivable (2)	$11,121	$395	$—	$2,510	$9,006

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Net allowance for doubtful accounts and allowance for sales and returns.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information appearing under the captions “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 23, 2003.

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

ITEM 11.    EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information appearing under the caption “Compensation of Executive Officers” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 23, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The Company incorporates herein by reference the information appearing under the caption “Ownership of Voting Securities” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 23, 2003.

In the table shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of the end of Company’s fiscal year ended March 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,604,258		$15.87	5,844,739	(1)
Equity compensation plans not approved by security holders	455,000	(2)	$17.97	0
Total	6,059,258		$16.03	5,844,739

(1)	Options for approximately 1.1 million of these Common Shares were issued to key employees on April 23, 2003, leaving approximately 4.7 million Common Shares available for future grants.

(2)	Represents options granted to key employees as inducements for them to enter into the employ of the Company or a subsidiary. Although not issued pursuant to a plan approved by security holders, these options are, in general, subject to the terms of the STERIS Corporation 1994 Equity Compensation Plan (which was approved by security holders) to the same extent as if they had been issued pursuant to that plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information appearing under the caption “Compensation of Executive Officers” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 23, 2003.

ITEM 14.    CONTROLS AND PROCEDURES

As of March 31, 2003, a review was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that review, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2003.

Subsequent to the Company’s review, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON

FORM 8-K

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets — March 31, 2003 and 2002.

Consolidated Statements of Income — Years ended March 31, 2003, 2002, and 2001.

Consolidated Statements of Cash Flows — Years ended March 31, 2003, 2002, and 2001.

Consolidated Statements of Shareholders’ Equity — Years ended March 31, 2003, 2002, and 2001.

Notes to Consolidated Financial Statements.

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

3.2	1992 Amended Regulations of STERIS Corporation.

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002, and incorporated herein by reference).

4.2

Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999, and incorporated herein by reference).

4.3

Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002, and incorporated herein by reference).

10.1	Amended Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 23, 1992, and incorporated herein by reference).*

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 99 to the Registration Statement on Form S-8 filed April 21, 1995, and incorporated herein by reference).*

Exhibit Number	Exhibit Description

10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 2002, and incorporated herein by reference).*

10.4

Amsco International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement of Amsco International, Inc. on Form S-8, Registration No. 33-79566, filed on June 2, 1994).*

10.5	STERIS Corporation 1997 Stock Option Plan.*

10.6	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference).*

10.7	STERIS Corporation 2002 Stock Option Plan.*

10.8	STERIS Corporation Management Incentive Compensation Plan.*

10.9	Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference).*

10.10	Change of Control Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.18 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).*

10.11

Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Mr. Vinney (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999, and incorporated herein by reference).*

10.12	Employment Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.21 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).*

10.13

Credit Agreement, dated March 28, 2002, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent (filed as Exhibit 10.12 to Form 10-K filed for the fiscal year ended March 31, 2002, and incorporated herein by reference).

10.14

Amendment No. 1 to Credit Agreement, dated July 25, 2002, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent (filed as Exhibit 10.1 to Form 10-Q filed for the second quarter ended June 30, 2002, and incorporated herein by reference).

10.15	Amendment No. 2 to Credit Agreement, dated April 2, 2003, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent.

21.1	Subsidiaries of STERIS Corporation.

23.1	Consent of Independent Auditors.

24.1	Power of Attorney.

99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

STERIS or its subsidiaries are parties to several indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K

On February 12, 2003, STERIS filed a Current Report of Form 8-K stating that the Chief Executive Officer and the Chief Financial Officer each provided a certification in connection with the filing of the Form 10-Q for the quarter ended December 31, 2002, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Exhibits

The response to this portion of Item 15 is included under (a) (3) of this Item 15.

(d) Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS CORPORATION (Registrant)

/s/ LAURIE BRLAS
Laurie Brlas Senior Vice President and Chief Financial Officer June 20, 2003

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

STERIS CORPORATION (Registrant)

/s/ MARK D. MCGINLEY
Mark D. McGinley Attorney-in-Fact June 20, 2003

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Les C. Vinney, President and Chief Executive Officer of STERIS Corporation (“registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003

/s/ LES C. VINNEY
Les C. Vinney President and Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Laurie Brlas, Senior Vice President and Chief Financial Officer of STERIS Corporation (“registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003

/s/ LAURIE BRLAS
Laurie Brlas Senior Vice President and Chief Financial Officer