Form 10-Q
period 2003-06-30
STERIS CORP
filed 2003-08-13
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of Common Shares outstanding as of July 31, 2003:  69,302,895

STERIS Corporation

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,896	$25,941
Accounts receivable (net of allowances of $9,551 and $8,637, respectively)	214,040	211,687
Inventories	117,705	90,135
Current portion of deferred income taxes	14,892	14,904
Prepaid expenses and other assets	13,437	11,765

Total current assets	378,970	354,432
Property, plant, and equipment, net	355,229	345,621
Intangibles, net	223,160	192,416
Other assets	5,045	2,523

Total assets	$962,404	$894,992

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$1,973	$1,959
Accounts payable	61,773	72,969
Accrued income taxes	20,189	15,098
Accrued expenses and other	105,333	101,025

Total current liabilities	189,268	191,051
Long-term indebtedness	115,257	59,704
Deferred income taxes	18,256	18,256
Other liabilities	59,562	56,451

Total liabilities	382,343	325,462
Shareholders’ equity:
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value; 300,000 shares authorized; issued and outstanding shares of 69,281 and 69,741, respectively	212,961	224,355
Retained earnings	373,775	357,303
Accumulated other comprehensive income (loss):
Minimum pension liability	(7,281)	(7,281)
Cumulative foreign currency translation adjustment	606	(4,847)

Total shareholders’ equity	580,061	569,530

Total liabilities and shareholders’ equity	$962,404	$894,992

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Net revenues:
Product	$180,730	$154,760
Service	78,550	66,591

Total net revenues	259,280	221,351
Cost of revenues:
Product	105,963	90,666
Service	46,746	38,871

Total cost of revenues	152,709	129,537
Gross profit	106,571	91,814
Operating expenses:
Selling, general, and administrative	72,680	66,249
Research and development	7,667	4,972

	80,347	71,221

Income from operations	26,224	20,593
Interest expense, net	485	540

Income before income taxes	25,739	20,053
Income tax expense	9,267	7,219

Net income	$16,472	$12,834

Net income per share—basic	$0.24	$0.18

Net income per share—diluted	$0.23	$0.18

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Operating activities
Net income	$16,472	$12,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,683	11,251
Deferred income taxes	12	(76)
Other items	(2,024)	3,256
Changes in operating assets and liabilities, excluding the effect of business acquisitions:
Accounts receivable	5,408	15,826
Inventories	(19,939)	(7,432)
Other current assets	(1,700)	60
Accounts payable, net	(19,777)	(14,073)
Accruals and other, net	18,560	(5,006)

Net cash provided by operating activities	8,695	16,640

Investing activities
Purchases of property, plant, equipment, and patents	(14,155)	(10,422)
Investment in businesses, net of cash acquired	(36,814)	(140)

Net cash used in investing activities	(50,969)	(10,562)

Financing activities
Payments on long-term obligations	(461)	(143)
Borrowings/(payments) under credit facility	47,500	(13,000)
Purchase of treasury shares	(14,139)	—
Stock option and other equity transactions	2,967	2,563

Net cash provided by/(used in) financing activities	35,867	(10,580)
Effect of exchange rate changes on cash and cash equivalents	(638)	2,350

Decrease in cash and cash equivalents	(7,045)	(2,152)
Cash and cash equivalents at beginning of period	25,941	12,424

Cash and cash equivalents at end of period	$18,896	$10,272

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2003 and 2002

(dollars in thousands, except per share amounts)

1. Basis of Presentation

STERIS Corporation’s (the “Company” or “STERIS”) unaudited consolidated financial statements for the three months ended June 30, 2003 and June 30, 2002 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2003, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2003, and in management’s opinion contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K referred to above. The consolidated balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the Company’s prior year financial statements to conform to the current year classification.

2. Reporting Segments

The Company develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and surgical and critical care support, products and services for healthcare, scientific, research, industrial, and government customers throughout the world. STERIS is focused on helping customers address today’s needs primarily in the healthcare and pharmaceutical industries. The healthcare industry is changing rapidly due to the growth of minimally invasive surgical and diagnostic procedures; heightened public and professional awareness and concern for the increasing number of transmittable and antibiotic-resistant infectious diseases; and the overall need to reduce the cost of healthcare delivery. These trends have expanded the demand for rapid, safe, and efficient infection prevention systems for critical tasks such as the sterile processing of devices and the handling, decontamination, destruction, and disposal of potentially infectious biohazardous waste or agents. The pharmaceutical industry is also expanding to meet increased demand for new and generic drugs. Pharmaceutical, biotech, medical device, and other manufacturers are under increasing pressure to adhere to stricter guidelines for the validation and control of their antimicrobial processes, as well as the trend towards global standardization of protocols.

Effective April 1, 2003, STERIS management realigned the Company into three segments to focus resources on specific missions and customer groups to achieve the Company’s long term strategic initiatives and capture targeted growth opportunities. As a result, the Company began reporting in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. The Company followed the guidelines of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) as a basis to determine the aggregation of operations into segments. Each operation was grouped into a segment based on similar economic characteristics, nature of products and services, nature of production processes, types or classes of customers, methods used to distribute products and services, and the nature of the regulatory environment.

The Healthcare reporting segment includes the Healthcare business and the Company’s Skincare business, now known as the Applied Infection Control business. The Healthcare segment competes within a variety of areas in the global medical equipment marketplace. Each area is directly or indirectly associated with the infrastructure utilized within surgical environments in hospitals, teaching facilities, universities, and alternate surgical facilities. The Healthcare business includes surgical support, sterile processing, equipment services, and contract sterilization. The Applied Infection Control business consists of hygiene and infection control products sold into acute care, non-acute care, and institutional/industrial markets.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2003 and 2002

(dollars in thousands, except per share amounts)

The Life Sciences reporting segment consists of the Life Sciences business and the Defense and Industrial business. The Life Sciences business operates within a variety of industries which include providers of capital equipment, cleaning chemistries, and services to pharmaceutical and biopharmaceutical manufacturers, research and development operations, as well as private and public research institutions. The Defense and Industrial business consists of the Company’s Strategic Technology Enterprises subsidiary, which addresses emerging opportunities related to the threat of biological and chemical contamination.

The STERIS Isomedix Services reporting segment provides contract sterilization, microbiological reduction, and materials modification services in the form of ethylene oxide, gamma, and electron beam processing technologies. STERIS Isomedix Services serves customers in several diverse industries including medical devices, lab ware, pharmaceuticals, food packaging, spices, cosmetics, and materials modification.

As of June 30, 2003, the Company had approximately 5,200 employees worldwide, with nearly 2,400 involved in direct sales, service, and field support. Customer support and training facilities are located in major global market centers, and production and manufacturing operations are found in the United States, Canada, Germany, Finland, Sweden and Switzerland.

3.	Recently Issued Accounting Standards

In August 2001, Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), was issued. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the associated retirement costs by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the remaining estimated useful life of the related asset. The Company adopted this Statement on April 1, 2003 and the impact of the adoption on the Company’s consolidated financial statements was not considered material.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company will adopt EITF 00-21 effective April 1, 2004, as required, and has not determined what impact, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that certain guarantees be recorded at fair value and also that a guarantor make certain disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and measurement provision of FIN 45 are applicable only to guarantees issued or modified after December 31, 2002. The related disclosure requirements are effective for interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees entered into prior to its issuance. See Note 12—Financial and Other Guarantees.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2003 and 2002

(dollars in thousands, except per share amounts)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. The Interpretation requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of this Interpretation is required on July 1, 2003 for entities created prior to February 1, 2003 and immediately for any variable interest entities created subsequent to January 31, 2003. The Company has evaluated its affiliated entities and does not have any entity it is affiliated with but does not currently consolidate that will meet the definition of a variable interest entity.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), was issued to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires an issuer to classify a financial instrument that is within its scope as a liability, or an asset, which may have previously been classified as equity. The Company adopted SFAS 150 effective June 30, 2003, as required, and the adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

4. Earnings per Share

The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Three Months Ended June 30,
	2003	2002
	(in thousands)
Weighted average Common Shares outstanding—basic	69,458	69,638
Dilutive effect of stock options	1,306	1,443

Weighted average Common Shares and equivalents—diluted	70,764	71,081

5. Stock Compensation Plans

The Company has granted nonqualified stock options to certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Generally, stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2003 and 2002

(dollars in thousands, except per share amounts)

Had the compensation cost for the stock options granted in the first quarter of fiscal 2004 and fiscal 2003 been determined based on the value at the grant date consistent with the fair value method, the Company’s net income and earnings per share would have been reduced as indicated below:

	Three Months Ended June 30,
	2003	2002
	(in thousands, except per share data)
Net income:
As reported	$16,472	$12,834
Add: Expense included in reported results	—	—
Less: Fair value of options granted	1,363	1,593

Pro forma	$15,109	$11,241

Earnings per share:
Basic:
As reported	$0.24	$0.18
Pro forma	$0.22	$0.16
Diluted:
As reported	$0.23	$0.18
Pro forma	$0.21	$0.16

Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for the quarters ended June 30, 2003 and 2002, respectively: risk-free interest rate of 3.54% to 3.83%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

6. Comprehensive Income

Comprehensive income amounted to $21,925 and $15,700, net of tax, for the three months ended June 30, 2003 and 2002, respectively. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative foreign currency translation adjustment.

7. Inventories

Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventory costs include material, labor, and overhead. Inventories were as follows:

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2003 and 2002

(dollars in thousands, except per share amounts)

	June 30, 2003	March 31, 2003

Raw material	$32,828	$26,774
Work in process	20,726	8,018
Finished goods	64,151	55,343

Total inventories	$117,705	$90,135

8. Non-recurring Transactions

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

Restructuring reserves of $977 and $1,150 remained as of June 30, 2003 and March 31, 2003, respectively, and related primarily to severance obligations. These remaining severance payments at June 30, 2003, which relate to 4 former employees, will continue until December 2004.

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

A severance reserve of $22 remained as of March 31, 2003, and was paid-in full in the first quarter of fiscal year 2004.

9. Contingencies

There are various pending lawsuits and claims arising out of the conduct of STERIS’s business. In the opinion of management, the ultimate outcome of these lawsuits and claims will not have a material adverse effect on STERIS’s consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation or claims or their effect. See the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2003. STERIS presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2003 and 2002

(dollars in thousands, except per share amounts)

10. Business Segment Information

Financial information for each of the Company’s reportable segments, as defined by SFAS 131, is presented in the following table. The Company has redefined its reporting segments as described herein and, as a result, has reclassified its revenues and operating income (loss) based on its revised segment reporting. Operating income (loss) for each segment reflects the full allocation of all distribution, corporate, and research and development expenses to the reporting segments. The accounting policies for the reporting segments are the same as those for the consolidated company.

	Three Months Ended June 30,
	2003	2002
Net revenues:
Healthcare	$179,569	$161,941
Life Sciences	58,425	39,717
Isomedix	21,286	19,693

Total net revenues	$259,280	$221,351

Operating income (loss):
Healthcare	$23,644	$20,237
Life Sciences	(590)	(3,171)
Isomedix	3,170	3,527

Total operating income	$26,224	$20,593

The following is information about the Company’s operations by geographic area:

	Three Months Ended June 30,
	2003	2002
Net revenues
United States	$198,901	$183,386
Non-United States	60,379	37,965

Total net revenues	$259,280	$221,351

	June 30, 2003	March 31, 2003
Long-lived assets
United States	$321,430	$316,492
Non-United States	38,844	31,652

Total long-lived assets	$360,274	$348,144

Long-lived assets are those assets that are identified with the operations in each geographic area including property, plant, and equipment and other assets. Revenues are based on the location of these operations and their customers. During the quarter ended June 30, 2003, revenues from a single customer did not aggregate to five percent or more of total revenues.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2003 and 2002

(dollars in thousands, except per share amounts)

11. Treasury Shares

On July 24, 2002, the Company announced that its Board of Directors had authorized the purchase of up to 3.0 million STERIS Common Shares. The shares may be used for the Company’s employee benefit plans or for general corporate purposes.

During the first quarter of fiscal 2004, the Company purchased 640,300 of its Common Shares at an average price of $22.08 per Common Share and 2,359,700 Common Shares remained authorized for purchase. At June 30, 2003, 486,241 Common Shares were held in treasury.

12. Financial and Other Guarantees

The Company generally offers a limited one-year parts and labor warranty on its products. The specific terms and conditions of those warranties vary depending on the product sold and the location where the Company does business. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Amounts due to customers for the Company’s future performance under these warranties are recorded as a current liability on the accompanying balance sheets. Factors that affect the Company’s warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liability are as follows:

June 30, 2003
Balance, beginning of period	$4,861
Warranties issued during the period	2,347
Settlements made during the period	(1,734)

Balance, end of period	$5,474

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts generally range in terms from 1 to 5 years and require the Company to maintain and repair the Company’s product over the maintenance contract term. Amounts from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying consolidated balance sheets. The liability recorded for deferred service revenue was $13,801 and $11,149 as of June 30, and March 31, 2003, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying consolidated statements of income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

13. Acquisitions

On April 8, 2003, the Company acquired Hamo Holding AG (“Hamo”) headquartered in Pieterlen, Switzerland. The results of Hamo’s operations have been included in the Company’s consolidated financial statements since the acquisition date. Hamo is a leading provider of washing / decontamination systems used in healthcare, pharmaceutical, and research industries. The acquisition provides an established distribution channel expanding the marketing capabilities of the Company’s existing sterilization and washing / decontamination products in Europe and Asia, and adds manufacturing capacity in Switzerland.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2003 and 2002

(dollars in thousands, except per share amounts)

The purchase price of $49.4 million, consisting of cash paid and debt assumed, is subject to final settlement of certain working capital adjustments as guaranteed by the seller. The allocation of the purchase price is subject to further adjustment as the Company finalizes costs associated with integration activities and valuations of certain assets acquired and liabilities assumed.

On May 7, 2003, the Company acquired certain assets related to the sterilization container business from Sterion Incorporated for $2.9 million in cash. The Sterion Sterilization Container System offers healthcare personnel a simple and reliable system for managing instrument sterile processing, storage and aseptic transport.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of June 30, 2003 and the related consolidated statements of income and of cash flows for the three months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2003 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated April 22, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

July 23, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Revenues for the first quarter of fiscal 2004 increased $37.9 million, or 17.1%, to $259.3 million as compared to the first quarter of fiscal 2003 revenues of $221.4 million. Quarter over quarter revenue growth was driven by increased demand in the Healthcare and Life Sciences segments, as well as the contribution from businesses acquired during the quarter. Revenue growth was predominately realized in the sale of capital equipment and services with moderate revenue growth from consumable products. Revenue growth was 12% excluding the impact of acquisitions.

Gross profit increased $14.8 million, or 16.1%, to $106.6 million in the first quarter of fiscal 2004 compared to $91.8 million in the first quarter of the prior year. As a percentage of revenues, gross profit decreased to 41.1% for the first quarter of fiscal 2004 compared to 41.5% in the first quarter of fiscal 2003. The increase in revenues from lower gross margin Life Science capital equipment and the costs associated with the closing of a production facility in Australia were contributors to the decrease in the gross margin percentage. These decreases were partially offset by the impact of pricing increases.

Operating expenses decreased as a percentage of revenues to 31.0% in the first quarter of fiscal 2004 compared to 32.2% in the first quarter of the prior year. The improvement in the first quarter of fiscal 2004 was due to the Company’s successful efforts to leverage its selling, general, and administrative resources to generate additional revenue, which offset increased investment in research and development in an effort to stimulate new product development.

Net income increased $3.7 million, or 28.3% to $16.5 million in the first quarter of fiscal 2004 compared to $12.8 million in the first quarter of fiscal 2003. Diluted earnings per share increased $0.05 to $0.23 in the first quarter of fiscal 2004 compared to $0.18 in the first quarter of the prior year. The Company’s development and successful execution of strategies to improve earnings and strengthen its financial position resulted in the increased earnings.

The Company produced cash flows from operations of $8.7 million in the first quarter of fiscal 2004, which was a decrease of 47.7% compared to the first quarter of fiscal 2003 operating cash flows of $16.6 million. The Company used cash from borrowings on the Revolving Credit Facility (the “Facility”) of $50.9 million primarily to invest in the Hamo and Sterion acquisitions and to repurchase the Company’s common shares pursuant to prior authorization.

Results of Operations

Net Revenues and Cost of Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Increase
	2003	2002	Dollar	Percentage
Healthcare	$179,569	$161,941	$17,628	10.9%
Life Sciences	58,425	39,717	18,708	47.1%
Isomedix	21,286	19,693	1,593	8.1%

Total net revenues	259,280	221,351	37,929	17.1%
Cost of revenues	152,709	129,537	23,172	17.9%

Gross profit	$106,571	$91,814	$14,757	16.1%

Gross margin percentage	41.1%	41.5%

The increase in Healthcare revenues for the first quarter of fiscal 2004 reflected a higher level of spending among U.S. hospitals and also increased orders for new products introduced in fiscal 2003. Healthcare revenue was composed of 45.7% capital goods and 54.3% consumables and services in the first quarter of fiscal 2004, compared to 45.4% capital goods and 54.6% consumables and service in the first quarter of fiscal 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS, continued

The increase in Life Sciences revenue for the first quarter of fiscal 2004 reflected strong demand primarily from pharmaceutical producers and research facilities as well as manufacturing efficiencies gained from capacity expansions in fiscal 2003. The acquisition of Hamo and positive foreign currency exchange also contributed to the increase in revenues this quarter. Life Sciences revenue was composed of 70.8% capital goods and 29.2% consumables and services in the first quarter of fiscal 2004, compared to 66.6% capital goods and 33.4% consumables and service in the first quarter of the prior year.

The increase in Isomedix revenue for the first quarter of fiscal 2004 reflected increased volumes at existing locations as a result of capacity and facility expansions made in recent years.

Net consolidated revenues for the first quarter of fiscal 2004 from capital goods were $123.6 million, or 47.7% of consolidated revenues, compared to $100.1 million, or 45.2% in the first quarter of fiscal 2003. Revenues from capital goods increased 23.5% in the first quarter of fiscal 2004 compared to the same period in the prior year. First quarter fiscal 2004 revenue from consumables and service totaled $135.7 million, or 52.3% of consolidated revenue, compared to $121.3 million, or 54.8% in the first quarter of fiscal 2003. Revenues from consumables and service increased 11.9% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

United States revenues for the first quarter of fiscal 2004 were $198.9 million, or 76.7% of consolidated revenues, with $60.4 million, or 23.3% of consolidated revenues from international markets. United States revenues for the first quarter of fiscal 2003 were $183.4 million, or 82.8% of consolidated revenues with $38.0 million, or 17.2% from international markets. The increase in revenues from international markets in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 was due to the shift in product mix, positive foreign currency exchange and the acquisition of Hamo.

The cost of revenues increased $23.2 million, or 17.9%, to $152.7 million in the first quarter of fiscal 2004 compared to $129.5 million in the same period of the prior year. The cost of revenues as a percentage of revenue was 58.9% in the first quarter of fiscal 2004 compared to 58.5% in the first quarter of fiscal 2003. The corresponding gross margin percentages were 41.1% and 41.5% in the first quarters of fiscal 2004 and fiscal 2003, respectively. The increase in revenues from lower gross margin Life Science capital equipment and the costs associated with closing the production facility in Australia were contributors to the decrease in the gross margin percentage. These decreases were partially offset by the favorable impact of pricing increases.

Operating Expenses

(in thousands, except percentages)

	Three Months Ended June 30,		Increase
	2003	2002	Dollars	Percentage
Selling, general, and administrative	$72,680	$66,249	$6,431	9.7%
Research and development	7,667	4,972	2,695	54.2%

Total	$80,347	$71,221	$9,126	12.8%

Selling, general, and administrative expenses increased 9.7%, or $6.5 million dollars to $72.7 million in the first quarter of fiscal 2004 compared to $66.2 million in the first quarter of fiscal 2003. Compensation increased $1.8 million primarily due to additional compensation for Hamo employees. Dealer and third party payments increased $1.1 million due to increased volume in the first quarter of fiscal 2004 compared to the first quarter of the prior year. Consulting and professional fees increased $3.3 million due to the Company’s systems investments, as well as several market strategy and safety awareness projects. Travel and entertainment expenses increased $0.7 million due to travel related to the Hamo integration and global corporate meetings. These increases were offset by a decrease of $0.4 million in depreciation expense as the Company completed accelerated depreciation related to capitalized software costs replaced by the Company’s Enterprise Resource Planning system implementation in fiscal 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS, continued

Research and development expenses increased 54.2% to $7.7 million in the first quarter of fiscal year 2004 compared to $5.0 million in the first quarter of the prior year. Research and development expenses as a percent of revenues were 3.0% in the first quarter of fiscal 2004 compared to 2.2% in the first quarter of fiscal 2003. The increase related to an increased emphasis on product development.

Operating Income

Operating income increased 27.3% to $26.2 million in the first quarter of fiscal 2004 compared to $20.6 million in the first quarter of the prior year. The Healthcare segment increased operating income $3.4 million, or 16.8%, to $23.6 million in the first quarter of fiscal 2004 compared to $20.2 million in the same period of the prior year. The Life Sciences segment decreased its operating loss $2.6 million, or 81.4%, to $0.6 million in the first quarter of fiscal year 2004 compared to an operating loss of $3.2 million in the same period of the prior year. The Isomedix segment operating income decreased $0.4 million to $3.2 million in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 primarily due to increased energy costs.

Interest Expense

Interest expense, net, decreased slightly in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The weighted average interest rate applicable to the Company’s outstanding borrowings under the Facility was 1.89% as of June 30, 2003 compared to 2.90% as of June 30, 2002. The Company’s borrowings under the Facility increased $47.5 million in the first quarter of fiscal 2004 to support its acquisitions of Hamo, Sterion and the repurchase of the Company’s common shares.

Income Taxes

Income tax expense was 36.0% of pretax earnings for the first quarter of fiscal 2004 and fiscal 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS, continued

Liquidity and Capital Resources

Cash Flows

(in thousands, except percentages)

	Three Months Ended June 30,		Increase (Decrease)
	2003	2002	Dollars	Percentage
Operating activities:
Net income	$16,472	$12,834	$3,638	28.3%
Non-cash items	9,671	14,431	(4,760)	-33.0%
Changes in operating assets and liabilities, excluding the effect of business acquisitions	(17,448)	(10,625)	(6,823)	64.2%

Net cash provided by operating activities	$8,695	$16,640	$(7,945)	-47.7%

Investing activities:
Purchases of property, plant, equipment, and patents	$(14,155)	$(10,422)	$(3,733)	35.8%
Investment in businesses, net of cash acquired	(36,814)	(140)	(36,674)	26195.7%

Net cash used in investing activities	$(50,969)	$(10,562)	$(40,407)	382.6%

Financing activities:
Borrowings (payments) on long-term obligations and credit facility, net	$47,039	$(13,143)	$60,182	-457.9%
Repurchase of treasury shares	(14,139)	—	(14,139)	N.A.
Stock option and other equity transactions, net	2,967	2,563	404	15.8%

Net cash provided by (used in) financing activities	$35,867	$(10,580)	$46,447	-439.0%

The decrease in operating cash flows for the first three months of fiscal 2004 as compared with the first three months of fiscal 2003 was primarily due to changes in working capital between periods. There was an unfavorable cash flow impact of $10.4 million in accounts receivable due to an increase in revenue in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. There was an unfavorable cash flow impact of $12.5 million in inventory, due to facilities increasing on-hand inventory to meet second quarter demand. Accounts payable had an unfavorable cash flow impact of $5.7 million due to a timing related reduction of the Company’s accounts payable balance. Other items unfavorably impacted operating cash flow by $5.3 million, consisting primarily of unrealized favorable foreign exchange rate movements. These decreases were partially offset by a $23.6 million favorable cash flow impact due to increased reserves for casualty insurance, non-income taxes, and the impact of the Company’s purchase of common shares in the first quarter of fiscal 2003 which did not settle until the second quarter of fiscal 2003.

Net cash used in investing activities increased primarily due to the $36.8 million investment in Hamo. The Company also used an additional $3.7 million for purchases of property, plant, and equipment in the current quarter.

Net cash provided by (used in) financing activities increased primarily due to borrowings of $47.5 million to increase the Company’s outstanding balance on the Company’s $325.0 million Revolving Credit Facility (the “Facility”) in order to complete the Hamo acquisition, the Sterion acquisition, and the repurchase of the Company’s common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS, continued

Working Capital

(in thousands, except percentages)

	June 30, 2003	March 31, 2003	Increase (Decrease) in Working Capital
			Dollars	Percentage
Cash and cash equivalents	$18,896	$25,941	$(7,045)	-27.2%
Accounts receivable, net	214,040	211,687	2,353	1.1%
Inventories	117,705	90,135	27,570	30.6%
Current portion of deferred income taxes	14,892	14,904	(12)	-0.1%
Prepaid expenses and other assets	13,437	11,765	1,672	14.2%

Total current assets	$378,970	$354,432	$24,538	6.9%

Current portion of long-term indebtedness	$1,973	$1,959	$(14)	-0.7%
Accounts payable	61,773	72,969	11,196	15.3%
Accrued income taxes	20,189	15,098	(5,091)	-33.7%
Accrued expenses and other	105,333	101,025	(4,308)	-4.3%

Total current liabilities	$189,268	$191,051	$1,783	0.9%

Working capital	$189,702	$163,381	$26,321	16.1%

Current ratio	2.0	1.9
Debt-to-total capital ratio	16.6%	9.5%

During the first three months of fiscal 2004, the Company’s investment in working capital and current ratio increased due to the increase in inventories and decrease in accounts payable. The Company continued to maintain adequate financial flexibility, and as of June 30, 2003, had $224.0 million available on its Facility. Improved management of current liabilities and the unused Facility continued to reduce the Company’s need to maintain a large cash and cash equivalent balance relative to historical requirements.

As described further in the cash flows discussion above, the Company increased its outstanding balance on the Facility during the first three months of fiscal 2004 in order to facilitate the Hamo acquisition, the Sterion acquisition, and the repurchase of the Company’s common shares. The Company increased its debt-to-total capital ratio (defined as total debt divided by total debt plus total equity) to 16.6% from 9.5% in the first quarter of fiscal 2004 mainly due to the acquisition of Hamo. As of June 30, 2003 and March 31, 2003, the Company’s outstanding balance related to the Facility was $100.7 million and $53.2 million, respectively.

While the Company reduced its cash and cash equivalent balance by $7.0 million, the increase in working capital as of June 30, 2003, compared to March 31, 2003, was primarily attributable to the $27.6 million increase in the Company’s inventories due to level loading at some of the Company’s manufacturing facilities and the acquisition of Hamo. A decrease in accounts payable of $11.2 million due to the reduction of the Company’s accounts payable balance was offset by an increase of $9.4 million in accrued income tax expense and accrued salary and benefits expense.

The Company believes that its available cash, cash flow from operations, and sources of credit will be adequate to satisfy its operating and capital needs for the foreseeable future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS, continued

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

Contingencies

The Company is subject to various claims and lawsuits as well as unasserted claims that arise in the ordinary course of business. Liabilities, costs, and disclosures associated with these matters require estimates and judgment based on the professional knowledge and experience of management and its legal counsel. Management has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. When estimates of the Company’s exposure for claims or pending or threatened litigation matters meet the criteria of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” amounts are recorded as charges to net earnings. The ultimate resolution of any exposure to the Company may change as further facts and circumstances are made available.

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

Forward-Looking Statements

This discussion contains statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Other risk factors are described in the Company’s Form 10-K and other securities filings. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or the Company’s business initiatives will take longer, cost more or produce lower benefits

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS, continued

than anticipated, (c) the possibility that compliance with laws, court rulings, regulations, or certification requirements of domestic and foreign authorities may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, (d) the potential of international unrest or effects of fluctuations in foreign currencies of countries where the Company does a sizeable amount of business, and (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure about Market Risk,” of the Company’s 2003 Annual Report and Form 10-K. There were no material changes during the three months ended June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, a review was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s internal control over financial reporting. Based on that review, the Company’s management, including the CEO and the CFO, concluded that the Company’s internal control over financial reporting was effective as of June 30, 2003.

During the first quarter ended June 30, 2003, there were no significant changes in the internal control over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Part I, Item 1, Note 9 of this Report on Form 10-Q, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description

15.1	Letter Re: Unaudited Interim Financial Information

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

On April 8, 2003, STERIS filed a Current Report on Form 8-K stating that, through a subsidiary, it had acquired Hamo Holding AG headquartered in Pieterlen, Switzerland.

On April 15, 2003, STERIS filed a Current Report on Form 8-K announcing the date of the fiscal 2003 fourth quarter and year end earnings release and conference call and that results were expected to exceed previously announced expectations.

On April 24, 2003, STERIS filed a Current Report on Form 8-K including the press release issued in connection with the fiscal 2003 fourth quarter and year end results of operations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

(Registrant)

/s/ Laurie Brlas
Laurie Brlas
Senior Vice President and
Chief Financial Officer
August 13, 2003