Form 10-Q
period 2003-09-30
STERIS CORP
filed 2003-11-12
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

The number of Common Shares outstanding as of October 31, 2003: 69,426,324

STERIS Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,338	$25,941
Accounts receivable (net of allowances of $8,806 and $8,637, respectively)	210,660	211,687
Inventories	119,707	90,135
Current portion of deferred income taxes	15,932	14,904
Prepaid expenses and other current assets	10,629	11,765

Total current assets	369,266	354,432

Property, plant, and equipment, net	359,500	345,621
Intangibles, net	225,273	192,416
Other assets	5,010	2,523

Total assets	$959,049	$894,992

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$2,417	$1,959
Accounts payable	57,257	72,969
Accrued income taxes	10,610	15,098
Accrued expenses and other	103,418	101,025

Total current liabilities	173,702	191,051

Long-term indebtedness	101,522	59,704
Deferred income taxes	18,256	18,256
Other liabilities	60,418	56,451

Total liabilities	353,898	325,462

Shareholders’ equity:
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value; 300,000 shares authorized; issued and outstanding shares of 69,492 and 69,741, respectively	217,824	224,355
Retained earnings	394,144	357,303
Accumulated other comprehensive income (loss):
Minimum pension liability	(7,281)	(7,281)
Cumulative foreign currency translation adjustment	464	(4,847)

Total shareholders’ equity	605,151	569,530

Total liabilities and shareholders’ equity	$959,049	$894,992

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net revenues:
Product	$177,476	$161,556	$358,118	$316,316
Service	79,913	71,176	158,551	137,767

Total net revenues	257,389	232,732	516,669	454,083

Cost of revenues:
Product	101,924	93,890	207,887	184,556
Service	44,851	42,447	91,597	81,318

Total cost of revenues	146,775	136,337	299,484	265,874

Gross profit	110,614	96,395	217,185	188,209

Operating expenses:
Selling, general, and administrative	71,879	61,457	144,559	127,706
Research and development	6,411	5,757	14,078	10,729

	78,290	67,214	158,637	138,435

Income from operations	32,324	29,181	58,548	49,774
Interest expense, net	499	413	984	953

Income before income taxes	31,825	28,768	57,564	48,821
Income tax expense	11,456	10,357	20,723	17,576

Net income	$20,369	$18,411	$36,841	$31,245

Net income per share - basic	$0.29	$0.27	$0.53	$0.45

Net income per share - diluted	$0.29	$0.26	$0.52	$0.44

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2002
Operating activities
Net income	$36,841	$31,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,905	23,568
Deferred income taxes	(1,289)	(114)
Other items	910	5,160
Changes in operating assets and liabilities, excluding the effect of business acquisitions:
Accounts receivable	11,488	20,406
Inventories	(23,521)	(4,761)
Other current assets	1,274	(734)
Accounts payable, net	(23,985)	(8,153)
Accruals and other, net	2,300	(5,596)

Net cash provided by operating activities	27,923	61,021

Investing activities
Purchases of property, plant, and equipment	(30,736)	(30,388)
Investment in businesses, net of cash acquired	(36,814)	(140)

Net cash used in investing activities	(67,550)	(30,528)

Financing activities
Payments on long-term obligations	(367)	(781)
Borrowings/(payments) under credit facility, net	33,900	(17,000)
Purchase of treasury shares	(14,139)	(16,070)
Stock option and other equity transactions	7,372	5,268

Net cash provided by/(used in) financing activities	26,766	(28,583)
Effect of exchange rate changes on cash and cash equivalents	(742)	1,625

Increase (decrease) in cash and cash equivalents	(13,603)	3,535
Cash and cash equivalents at beginning of period	25,941	12,424

Cash and cash equivalents at end of period	$12,338	$15,959

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2003 and 2002

(dollars in thousands, except per share amounts)

1. Basis of Presentation

STERIS Corporation’s (the “Company” or “STERIS”) unaudited consolidated financial statements for the three and six months ended September 30, 2003 and 2002 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2003, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2003, and in management’s opinion contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K referred to above. The consolidated balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation. Certain reclassifications have been made to the Company’s prior year financial statements to conform to the current year classification.

2. Reporting Segments

The Company develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and surgical and critical care support, products and services for healthcare, scientific, research, industrial, and government customers throughout the world. STERIS is focused on helping customers address today’s needs primarily in the healthcare and pharmaceutical industries. The healthcare industry is changing rapidly due to the growth of minimally invasive surgical and diagnostic procedures; heightened public and professional awareness and concern for the increasing number of transmittable and antibiotic-resistant pathogens; and the rising cost of healthcare delivery. These trends have expanded the demand for rapid, safe, and efficient infection prevention systems for critical tasks such as the sterile processing of devices and the handling, decontamination, destruction, and disposal of potentially infectious biohazardous agents or waste. The pharmaceutical industry is also expanding to meet increased demand for new and generic drugs. Pharmaceutical, biotech, medical device, and other manufacturers are under growing pressure to adhere to stricter guidelines and increasing global standards for the validation and control of their antimicrobial processes.

Effective April 1, 2003, STERIS management realigned the Company into three segments to focus resources on specific missions and customer groups to achieve the Company’s long term strategic initiatives and capture targeted growth opportunities. As a result, the Company began reporting in three business segments: Healthcare, Life Sciences, and Isomedix Services. The Company followed the guidelines of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) as a basis to determine the aggregation of operations into segments. Each operation was grouped into a segment based on similar economic characteristics, nature of products and services, nature of production processes, types or classes of customers, methods used to distribute products and services, and the nature of the regulatory environment.

The Healthcare reporting segment includes the Healthcare business and the Company’s Skincare business, now known as the Applied Infection Control business. The Healthcare segment competes within a variety of areas in the global medical marketplace. Each area is directly or indirectly associated with the infrastructure utilized within surgical environments in hospitals, teaching facilities, universities, and alternate surgical facilities. The Healthcare business includes surgical support, sterile processing, equipment services, and contract sterilization for hospitals. The Applied Infection Control business consists of hygiene and infection control products sold into acute care, non-acute care, and institutional/industrial markets.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2003 and 2002

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

The Isomedix Services reporting segment provides contract sterilization, microbiological reduction, and materials modification services in the form of ethylene oxide, gamma, and electron beam processing technologies. Isomedix serves customers in several diverse industries including medical devices, labware, pharmaceuticals, food packaging, spices, cosmetics, and materials modification.

As of September 30, 2003, the Company had approximately 5,200 employees worldwide, with over 2,300 involved in direct sales, service, and field support. Customer support and training facilities are located in major global market centers, and production and manufacturing operations are found in the United States, Canada, Germany, Finland, Sweden, and Switzerland.

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The Company adopted EITF 00-21 effective July 1, 2003, and the adoption of this Statement did not have an impact on the Company’s consolidated financial statements.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure” (“SFAS 148”) was issued providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. As permitted by SFAS 123 and SFAS 148, the Company has adopted the disclosure only provisions and does not recognize expense for stock options granted to employees when the exercise price equals the market price of the stock on the date of grant.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that certain guarantees be recorded at fair value and also that a guarantor make certain disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and measurement provisions of FIN

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2003 and 2002

(dollars in thousands, except per share amounts)

45 are applicable only to guarantees issued or modified after December 31, 2002. The related disclosure requirements are effective for interim or annual periods ending after December 15, 2002, and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees entered into prior to its issuance. See Note 12 – Financial and Other Guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. The Interpretation requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003, if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of this Interpretation is required as of December 31, 2003 for entities created prior to February 1, 2003, and immediately for any variable interest entities created subsequent to January 31, 2003. The Company has evaluated its affiliated entities and does not have any entity it is affiliated with but does not currently consolidate that will meet the definition of a variable interest entity.

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

4. Common Shares

The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Three Months Ended September 30,		Six Months Ended September, 30
	2003	2002	2003	2002
	(in thousands)
Weighted average Common Shares outstanding - basic	69,347	69,118	69,403	69,378
Dilutive effect of stock options	1,223	1,255	1,264	1,349

Weighted average Common Shares and equivalents - diluted	70,570	70,373	70,667	70,727

5. Stock Compensation Plans

The Company has granted nonqualified stock options to certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Generally, stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire approximately 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2003 and 2002

(dollars in thousands, except per share amounts)

Employees,” as permitted by SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

Had the compensation cost for the stock options granted in the three or six month period ended September 30, 2003 and 2002, been determined based on the value at the grant date consistent with the fair value method, the Company’s net income and earnings per share would have been reduced as indicated below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income:
As reported	$20,369	$18,411	$36,841	$31,245
Add: Expense included in reported results	—	—	—	—
Less: Fair value of options granted	1,509	1,483	2,872	3,076

Pro forma	$18,860	$16,928	$33,969	$28,169
Earnings per share:
Basic:
As reported	$0.29	$0.27	$0.53	$0.45
Pro forma	$0.27	$0.25	$0.49	$0.41
Diluted:
As reported	$0.29	$0.26	$0.52	$0.44
Pro forma	$0.27	$0.24	$0.48	$0.40

Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for the six months ended September 30, 2003 and 2002, respectively: risk-free interest rate of 3.54% to 3.96%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

6. Comprehensive Income

Comprehensive income amounted to $20,227 and $17,755, net of tax, for the three months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003, comprehensive income totaled $42,152, net of tax, compared to $33,455, net of tax, for the six months ended September 30, 2002. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative foreign currency translation adjustment.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2003 and 2002

(dollars in thousands, except per share amounts)

7. Inventories

Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventory costs include material, labor, and overhead. Inventories were as follows:

	September 30, 2003	March 31, 2003
Raw material	$34,434	$26,774
Work in process	24,193	8,018
Finished goods	61,080	55,343

Total inventories	$119,707	$90,135

8. Non-recurring Transactions

Fiscal 2001 Charge

The Company concluded a review of manufacturing, service, and support functions during the fourth quarter of fiscal 2001. Those efforts were used to identify opportunities for efficiency and productivity improvements beyond those initiated during the fourth quarter of fiscal 2000. As a result of this review and the related plan to initiate improvements in those and other functions, a charge of $41,476 ($28,204 net of tax, or $0.41 per diluted share) was recorded. This charge primarily related to plans for manufacturing consolidations, upgrading of the Company’s service, sales, and distribution organizations, and associated workforce reductions. The implementation of these actions began in the fourth quarter of fiscal 2001 and resulted in a reduction of approximately 335 employees in the manufacturing and support functions by the end of the fourth quarter of fiscal 2002.

Restructuring reserves of $642 and $1,150 remained as of September 30, 2003, and March 31, 2003, respectively, and related primarily to severance obligations. These remaining severance payments at September 30, 2003, which relate to four former employees, will continue until December 2004.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2003 and 2002

(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net revenues:
Healthcare	$179,672	$164,980	$359,241	$326,921
Life Sciences	56,875	48,112	115,300	87,829
Isomedix	20,842	19,640	42,128	39,333

Total net revenues	$257,389	$232,732	$516,669	$454,083

Operating income (loss):
Healthcare	$28,855	$25,866	$52,499	$46,103
Life Sciences	462	811	(128)	(2,360)
Isomedix	3,007	2,504	6,177	6,031

Total operating income	$32,324	$29,181	$58,548	$49,774

The following is information about the Company’s operations by geographic area:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net revenues
United States	$204,074	$189,010	$402,975	$372,396
Non-United States	53,315	43,722	113,694	81,687

Total net revenues	$257,389	$232,732	$516,669	$454,083

	September 30, 2003	March 31, 2003
Long-lived assets
United States	$325,753	$316,492
Non-United States	38,757	31,652

Total long-lived assets	$364,510	$348,144

Long-lived assets are those assets that are identified with the operations in each geographic area including property, plant, and equipment and other assets. Revenues are based on the location of these operations and their customers. During the quarter ended September 30, 2003, revenues from a single customer did not aggregate to five percent or more of total revenues.

11. Treasury Shares

On July 24, 2002 the Company announced that its Board of Directors had authorized the purchase of up to 3.0 million STERIS Common Shares. The shares may be used for the Company’s employee benefit plans or for general corporate purposes.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2003 and 2002

(dollars in thousands, except per share amounts)

During the first half of fiscal 2004, the Company purchased 640,300 of its Common Shares at an average price of $22.08 per Common Share and 2,359,700 Common Shares remained authorized for purchase. At September 30, 2003, 275,929 Common Shares were held in treasury.

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

Changes in the Company’s warranty liability are as follows:

September 30, 2003
Balance, March 31, 2003	$4,861
Warranties issued during the period	4,461
Settlements made during the period	(3,890)

Balance, September 30, 2003	$5,432

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts generally range in terms from 1 to 5 years and require the Company to maintain and repair the Company’s product over the maintenance contract term. Amounts from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying consolidated balance sheets. The liability recorded for deferred service revenue was $14,698 and $11,149 as of September 30, 2003 and March 31, 2003, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying consolidated statements of income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

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

The purchase price of $49.7 million, consisting of cash paid and debt assumed, is subject to final settlement of certain working capital adjustments as guaranteed by the seller. The allocation of the purchase price is subject to further adjustment as the Company finalizes costs associated with integration activities and valuations of certain assets acquired and liabilities assumed.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2003 and 2002

(dollars in thousands, except per share amounts)

On May 7, 2003, the Company acquired certain assets related to the sterilization container business from Sterion Incorporated for $2.9 million in cash. The Sterion Sterilization Container System offers healthcare personnel a simple and reliable system for managing instrument sterile processing, storage and aseptic transport.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of September 30, 2003, the related consolidated statements of income for the three and six months ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

October 21, 2003

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Revenues for the second quarter of fiscal 2004 increased 10.6% to $257.4 million as compared to second quarter fiscal 2003 revenues of $232.7 million. Gross margin percentages increased to 43.0% for the second quarter of fiscal 2004 from 41.4% in the second quarter of fiscal 2003. Operating expenses for the second quarter of fiscal 2004 increased as a percentage of revenues to 30.4% as compared to 28.9% in the comparable quarter of fiscal 2003. Net income for the second quarter of fiscal 2004 increased to $20.4 million, or $0.29 per diluted share, compared with second quarter fiscal 2003 net income of $18.4 million, or $0.26 per diluted share.

Revenues for the first half of fiscal 2004 were $516.7 million, a 13.8% improvement over revenues of $454.1 million in the comparable fiscal 2003 period. Gross margin percentages also improved to 42.0% for the first six months of fiscal 2004, compared with 41.4% in the same period of fiscal 2003. Operating expenses increased slightly as a percentage of revenues during the first half of fiscal 2004 to 30.7% from 30.5% in the same period a year ago. Net income for the first half of fiscal 2004 increased to $36.8 million, or $0.52 per diluted share, compared with $31.2 million, or $0.44 per diluted share, in the first half of fiscal 2003.

Results of Operations

Net Revenues and Cost of Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Increase
	2003	2002	Dollar	Percentage
Healthcare	$179,672	$164,980	$14,692	8.9%
Life Sciences	56,875	48,112	8,763	18.2%
Isomedix	20,842	19,640	1,202	6.1%

Total net revenues	257,389	232,732	24,657	10.6%
Cost of revenues	146,775	136,337	10,438	7.7%

Gross profit	$110,614	$96,395	$14,219	14.8%

Gross margin percentage	43.0%	41.4%

The increase in Healthcare revenues for the second quarter of fiscal 2004 reflected increased volumes and the contribution of newly acquired businesses. The increase in volume was driven by new construction and project activity at hospitals, which remained strong. The percentage growth rate was reduced due to slower growth in new products developed internally and through marketing alliances. Healthcare revenue was composed of 44.9% capital goods and 55.1% consumables and services in the second quarter of fiscal 2004, compared to 45.4% capital goods and 54.6% consumables and service in the second quarter of fiscal 2003.

The increase in Life Sciences revenue for the second quarter of fiscal 2004 reflected strong demand primarily from pharmaceutical producers as well as manufacturing efficiencies gained from capacity expansions in fiscal 2003. The acquisition of Hamo and favorable foreign currency exchange rates also contributed to the increase in revenues this quarter. Life Sciences revenue was composed of 75.0% capital goods and 25.0% consumables and services in the second quarter of fiscal 2004, compared to 69.3% capital goods and 30.7% consumables and service in the second quarter of the prior year.

The increase in Isomedix revenues for the second quarter of fiscal 2004 reflected increased pricing and ongoing growth in the medical device market. These factors were partially offset by weaker demand in the labware market.

Net consolidated revenues for the second quarter of fiscal 2004 from capital goods were $123.4 million, or

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

47.9% of consolidated revenues, compared to $108.2 million, or 46.5% in the second quarter of fiscal 2003. Revenues from capital goods increased 14.0% in the second quarter of fiscal 2004 compared to the same period in the prior year. Second quarter fiscal 2004 revenue from consumables and service totaled $134.0 million, or 52.1% of consolidated revenue, compared to $124.5 million, or 53.5% in the second quarter of fiscal 2003. Revenues from consumables and service increased 7.6% in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003.

United States revenues for the second quarter of fiscal 2004 were $204.1 million, or 79.3% of consolidated revenues, with $53.3 million, or 20.7% of consolidated revenues from markets outside the United States. United States revenues for the second quarter of fiscal 2003 were $189.0 million, or 81.2% of consolidated revenues with $43.7 million, or 18.8% from markets outside the United States.

The cost of revenues increased $10.5 million, or 7.7%, to $146.8 million in the second quarter of fiscal 2004 compared to $136.3 million in the same period of the prior year. The cost of revenues as a percentage of revenue was 57.0% in the second quarter of fiscal 2004 compared to 58.6% in the second quarter of fiscal 2003. The corresponding gross margin percentages were 43.0% and 41.4% in the second quarters of fiscal 2004 and fiscal 2003, respectively. Improved overall product mix and pricing, as well as manufacturing efficiencies, contributed to the increase.

Operating Expenses

(in thousands, except percentages)

	Three Months Ended September 30,		Increase
	2003	2002	Dollars	Percentage
Selling, general, and administrative	$71,879	$61,457	$10,422	17.0%
Research and development	6,411	5,757	654	11.4%

Total	$78,290	$67,214	$11,076	16.5%

Selling, general, and administrative expenses increased 17.0% or $10.4 million dollars to $71.9 million in the second quarter of fiscal 2004 compared to $61.5 million in the second quarter of fiscal 2003. Compensation increased $2.3 million primarily due to additional compensation for Hamo employees. General and administrative expenses increased $4.9 million in the second quarter of fiscal 2004 due to increased expenses related to the realignment of the divisions and additional depreciation expense from completed plant projects, which were offset by $1.9 million of favorable impact from foreign currency exchange rates. Consulting and professional fees increased $2.6 million due to the Company’s information technology investments, as well as several market strategy and safety awareness projects. Additionally, travel and entertainment expenses increased $0.7 million due to travel related to the continuing Hamo integration.

Research and development expenses increased 11.4% to $6.4 million in the second quarter of fiscal year 2004 compared to $5.8 million in the second quarter of the prior year due to continued investment. Research and development expenses as a percent of revenues were 2.5% in the second quarter of fiscal 2004 and fiscal 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Net Revenues and Cost of Revenues

(in thousands, except percentages)

	Six Months Ended September 30,		Increase
	2003	2002	Dollar	Percentage
Healthcare	$359,241	$326,921	$32,320	9.9%
Life Sciences	115,300	87,829	27,471	31.3%
Isomedix	42,128	39,333	2,795	7.1%

Total net revenues	516,669	454,083	62,586	13.8%
Cost of revenues	299,484	265,874	33,610	12.6%

Gross profit	$217,185	$188,209	$28,976	15.4%

Gross margin percentage	42.0%	41.4%

The increase in Healthcare revenues for the first half of fiscal 2004 reflected increased volumes and the contribution of newly acquired businesses. The increase in volume was driven by new construction and project activity at hospitals, which remained strong. The percentage growth rate was reduced due to slower growth in new products developed internally and through marketing alliances. Healthcare revenue was composed of 45.4% capital goods and 54.6% consumables and services in the first six months of fiscal 2004, which was consistent with the first half of fiscal 2003.

The increase in Life Sciences revenue for the first half of fiscal 2004 reflected strong demand primarily from pharmaceutical production and research facilities as well as manufacturing efficiencies gained from capacity expansions in fiscal 2003. In addition, the acquisition of Hamo and favorable foreign currency exchange rates contributed to the year over year revenue increase. Life Sciences revenue was composed of 72.9% capital goods and 27.1% consumables and services in the first half of fiscal 2004, compared to 68.1% capital goods and 31.9% consumables and service in the first half of the prior fiscal year.

The increase in Isomedix revenue for the first six months of fiscal 2004 reflected increased pricing and ongoing growth in the medical device market. These factors were partially offset by weaker demand in the labware market.

Net consolidated revenues for the first half of fiscal 2004 from capital goods were $247.0 million, or 47.8% of consolidated revenues, compared to $208.3 million, or 45.9% in the first half of fiscal 2003. Revenues from capital goods increased 18.6% in the first half of fiscal 2004 compared to the same period in the prior year. Revenues from consumables and service totaled $269.7 million in the first half of fiscal year 2004, or 52.2% of consolidated revenue, compared to $245.8 million, or 54.1% in the first half of fiscal 2003. Revenues from consumables and service increased 9.7% in the first half of fiscal 2004 compared to the first half of fiscal 2003.

United States revenues for the first half of fiscal 2004 were $403.0 million, or 78.0% of consolidated revenues, with $113.7 million, or 22.0% of consolidated revenues from markets outside the United States. United States revenues for the first half of fiscal 2003 were $372.4 million, or 82.0% of consolidated revenues with $81.7 million, or 18.0% from markets outside the United States.

The cost of revenues increased $33.6 million, or 12.6%, to $299.5 million in the first half of fiscal 2004 compared to $265.9 million in the same period of the prior year. The cost of revenues as a percentage of revenue was 58.0% in the first half of fiscal 2004 compared to 58.6% in the first half of fiscal 2003. The corresponding gross margin percentages were 42.0% and 41.4% in the first half of fiscal 2004 and fiscal 2003, respectively. Life Sciences experienced the highest rate of revenue growth and the largest improvement in its gross margin rate when comparing the six months ending September 30, 2003 and September 30, 2002. The Life Sciences increase in gross margin is due to increased revenues of capital goods, coupled with improved production methods that have helped to reduce production costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Operating Expenses

(in thousands, except percentages)

	Six Months Ended September 30,		Increase
	2003	2002	Dollars	Percentage
Selling, general, and administrative	$144,559	$127,706	$16,853	13.2%
Research and development	14,078	10,729	3,349	31.2%

Total	$158,637	$138,435	$20,202	14.6%

Selling, general, and administrative expenses increased 13.2%, or $16.9 million to $144.6 million in the first half of fiscal 2004 compared to $127.7 million in the first half of fiscal 2003. Compensation increased $3.9 million primarily due to additional compensation for Hamo employees. Consulting and professional fees increased $5.9 million primarily attributable to the Company’s information technology investments, market strategy and safety awareness projects. Travel and entertainment expenses increased $1.3 million primarily due to travel related to the Hamo integration. General and administrative expenses increased approximately $4.3 million due to increased depreciation expenses related to information technology and facilities upgrades and improvements, as well as the realignment of the divisions, which were offset by favorable currency exchange rates of $2.6 million.

Research and development expenses increased 31.2% to $14.1 million in the first half of fiscal year 2004 compared to $10.7 million in the first half of the prior year. Research and development expenses as a percent of revenues were 2.7% in the first six months of fiscal 2004 compared to 2.4% in the first six months of fiscal 2003. The increase related to increased expenditures on product development and the completion of certain project development stages.

Income from Operations

Income from operations for the second quarter increased 10.8% to $32.3 million compared to $29.2 million in the second quarter of fiscal 2003. The Healthcare segment operating income increased $3.0 million, or 11.6% to $28.9 million for the quarter. Life Sciences operating income decreased $0.3 million to $0.5 million for the second quarter of fiscal 2004 compared to the same period in fiscal 2003. The Isomedix segment experienced a $0.5 million or 20.1% increase to $3.0 million in operating income for the second quarter of fiscal 2004 compared to the same period in fiscal 2003.

Income from operations increased 17.6% to $58.5 million in the first half of fiscal 2004 compared to $49.8 million in the first half of the prior year. The Healthcare segment increased operating income $6.4 million, or 13.9% to $52.5 million in the first half of fiscal 2004 compared to $46.1 million in the same period of the prior fiscal year. The Life Sciences segment decreased its operating loss by $2.3 million, or 94.6%, to a loss of $0.1 million in the first six months of fiscal year 2004 compared to an operating loss of $2.4 million in the same period of the prior fiscal year. The Isomedix segment operating income increased $0.2 million to $6.2 million in the first half of fiscal 2004 compared to $6.0 million in the first half of fiscal 2003.

Interest Expense

Interest expense, net, increased $0.1 million, or 20.8%, in the second quarter of fiscal 2004 to $0.5 million compared to the second quarter of fiscal 2003. Interest expense, net, increased 3.3% for the first half of fiscal 2004 to $1.0 million compared to the same period in fiscal year 2003. The weighted average interest rate applicable to the Company’s outstanding borrowings under the Company’s $325.0 million Revolving Credit Facility (the “Facility”) was

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

1.83% as of September 30, 2003, compared to 2.59% as of September 30, 2002. The Company’s borrowings under the Facility increased $33.9 million from March 31, 2003 to September 30, 2003 to support the acquisitions of Hamo and Sterion and the repurchase of the Company’s common shares.

Income Taxes

Income tax expense was 36.0% of pretax earnings for the second quarter and first half of fiscal 2004 and fiscal 2003.

Liquidity and Capital Resources

Cash Flows

(in thousands, except percentages)

	Six Months Ended September 30,		Increase (Decrease)
	2003	2002	Dollars	Percentage
Operating activities:
Net income	$36,841	$31,245	$5,596	17.9%
Non-cash items	23,526	28,614	(5,088)	-17.8%
Changes in operating assets and liabilities, excluding the effect of business acquisitions	(32,444)	1,162	(33,606)	-2892.1%

Net cash provided by operating activities	$27,923	$61,021	$(33,098)	-54.2%

Investing activities:
Purchases of property, plant, and equipment	$(30,736)	$(30,388)	$(348)	1.1%
Investment in businesses, net of cash acquired	(36,814)	(140)	(36,674)	26195.7%

Net cash used in investing activities	$(67,550)	$(30,528)	$(37,022)	121.3%

Financing activities:
Borrowings (payments) on long-term obligations and credit facility, net	$33,533	$(17,781)	$51,314	-288.6%
Repurchase of treasury shares	(14,139)	(16,070)	1,931	-12.0%
Stock option and other equity transactions, net	7,372	5,268	2,104	39.9%

Net cash provided by (used in) financing activities	$26,766	$(28,583)	$55,349	-193.6%

The decrease in operating cash flows for the first six months of fiscal 2004 as compared with the first six months of fiscal 2003 was largely affected by unfavorable working capital changes between periods. Accounts receivable increased $8.9 million as revenues increased year over year and inventory levels increased $18.8 million in an effort to level load annual production at some of the Company’s manufacturing facilities to meet anticipated demand of the third and fourth quarters. Further contributing to the increase in working capital was a $15.8 million reduction of accounts payable that was partially offset by a $7.9 million increase of accrued payroll and miscellaneous operating expenses.

Net cash used in investing activities increased primarily due to the $36.8 million cash investment in Hamo. The cash used for the acquisition of Hamo does not reflect an additional $8.5 million in debt assumed or the additional expenses incurred related to the acquisition. The Company also used an additional $0.3 million compared to prior year for purchases of property, plant, and equipment in the first half of fiscal 2004.

Net cash provided by (used in) financing activities increased primarily due to borrowings of $33.9 million which

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

increased the Company’s outstanding balance on the Facility in order to complete the Hamo acquisition, the Sterion acquisition, and the repurchase of the Company’s common shares.

Working Capital

(in thousands, except percentages)

	September 30, 2003	March 31, 2003	Increase (Decrease) in Working Capital
			Dollars	Percentage
Cash and cash equivalents	$12,338	$25,941	$(13,603)	-52.4%
Accounts receivable, net	210,660	211,687	(1,027)	-0.5%
Inventories	119,707	90,135	29,572	32.8%
Current portion of deferred income taxes	15,932	14,904	1,028	6.9%
Prepaid expenses and other assets	10,629	11,765	(1,136)	-9.7%

Total current assets	$369,266	$354,432	$14,834	4.2%

Current portion of long-term indebtedness	$2,417	$1,959	$(458)	-23.4%
Accounts payable	57,257	72,969	15,712	21.5%
Accrued income taxes	10,610	15,098	4,488	29.7%
Accrued expenses and other	103,418	101,025	(2,393)	-2.4%

Total current liabilities	$173,702	$191,051	$17,349	9.1%

Working capital	$195,564	$163,381	$32,183	19.7%

Current ratio	2.1	1.9
Debt-to-total capital ratio	14.4%	9.5%

During the first six months of fiscal 2004, the Company’s current ratio increased due to the increase in inventories and decrease in accounts payable. These increases in working capital were partially offset by the decrease in cash and cash equivalents. The Company continued to maintain adequate financial flexibility, and as of September 30, 2003, had $237.9 million available on its Facility. Improved management of current liabilities and the unused Facility continued to reduce the Company’s need to maintain a large cash and cash equivalent balance relative to historical requirements.

As described further in the cash flows discussion above, the Company increased its outstanding balance on the Facility during the first six months of fiscal 2004 in order to facilitate the Hamo acquisition, the Sterion acquisition, and the repurchase of the Company’s common shares. The Company increased its debt-to-total capital ratio (defined as long-term debt divided by long-term debt plus total equity) to 14.4% from 9.5% in the first half of fiscal 2004 mainly due to the investment in Hamo. As of September 30, 2003 and March 31, 2003, the Company’s outstanding balance related to the Facility was $87.1 million and $53.2 million, respectively.

The Company’s working capital increased by $32.2 million primarily as a result of a $29.6 million increase in inventory and a decrease in accounts payable of $15.7 million, offset by a $13.6 million decrease in cash. The increase in inventory reflected $11.2 million from the Hamo acquisition and level loading at some of the Company’s manufacturing facilities to meet the demand of the third and fourth quarters. The decrease in accounts payable of $15.7 million was primarily attributable to the timing of vendor payments which led to a normalized balance as of September 30, 2003.

The Company believes that its available cash, cash flow from operations, and sources of credit will be adequate to satisfy its operating and capital needs for the next twelve months. The Company’s management and Board of Directors continually review the operating and capital requirement as well as the overall capital structure of the corporation.

The Company intends to offer $50 million of senior notes to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. If the offering is completed, the Company intends to use the proceeds from the offering to repay a portion of the Facility in order to enable the Company to continue to invest in technology and for possible acquisitions.

The senior notes to be offered have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This statement shall not constitute an offer to sell or a solicitation of an offer to buy such notes and is issued pursuant to Regulation FD and Rule 135c under the Securities Act of 1933.

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

Seasonality

The Company’s financial results have been subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, customer capital equipment buying patterns, and international business practices. Sales and profitability of certain of the Company’s product lines have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year. However, there is no assurance that these patterns will continue.

Forward-Looking Statements

This document contains statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Other risk factors are described in the Company’s Form 10-K and other securities filings. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit

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

A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure about Market Risk,” of the Company’s 2003 Annual Report and Form 10-K. There were no material changes during the three and six months ended September 30, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2003, a review was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s internal control over financial reporting. Based on that review, the Company’s management, including the CEO and the CFO, concluded that the Company’s internal control over financial reporting was effective as of September 30, 2003.

During the quarter ended September 30, 2003, there were no significant changes in the internal control over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Part I, Item 1, Note 9 of this Report on Form 10-Q, which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on July 25, 2003, at the Renaissance Quail Hollow Resort, 11080 Concord-Hambden Road, Concord, Ohio, U.S.A. At the Annual Meeting, shareholders re-elected four Class I directors to serve for terms expiring at the Annual Meeting in 2005 and, pursuant to a shareholder proposal, recommended a change to the current process for electing directors. Results of the voting on directors were: Stephen H. Hardis, 61,549,773 votes for, 2,539,189 votes withheld, Raymond A. Lancaster, 62,668,045 votes for, 1,420,917 votes withheld, J.B. Ritchey, 62,661,354 votes for, 1,427,608 votes withheld, and Les C. Vinney, 62,669,534 votes for, 1,419,428 votes withheld. Results on the proposal recommending a change to the current process for electing directors were 43,050,644 votes for, 10,037,638 against, 279,510 abstain, and 15,798,243 broker non-votes. The Board of Directors is in the process of considering the shareholder recommendation.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description

10.1	Amendment No. 3 to Credit Agreement, dated July 31, 2003, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent.

15.1	Letter Re: Unaudited Interim Financial Information

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

On July 24, 2003, STERIS furnished a Current Report on Form 8-K including the press release issued in connection with the fiscal 2004 first quarter results of operation.

On September 4, 2003, STERIS furnished a Current Report on Form 8-K with a copy of materials that were prepared for analysts and presented by the Company’s senior management on September 4, 2003.

On September 24, 2003, STERIS furnished a Current Report on Form 8-K with a copy of materials that were prepared for the UBS Global Life Sciences Conference and presented by the Company’s senior management on September 23, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation (Registrant)

/s/ Laurie Brlas

Laurie Brlas Senior Vice President and Chief Financial Officer November 12, 2003

EXHIBIT 15.1 LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION

Board of Directors and Shareholders

STERIS Corporation

We are aware of the incorporation by reference in the following Registration Statements and related Prospectuses of our report dated October 21, 2003, relating to the unaudited consolidated interim financial statements of STERIS Corporation and Subsidiaries that are included in its Form 10-Q for the quarter ended September 30, 2003:

Registration Number	Description

333-101308	Form S-8 Registration Statement — STERIS Corporation 2002 Stock Option Plan

333-91302	Form S-8 Registration Statement — Nonqualified Stock Option Agreement between STERIS Corporation and Mark. D. McGinley

333-63774	Form S-8 Registration Statement — Nonqualified Stock Option Agreement between STERIS Corporation and Peter A. Burke

333-63770	Form S-8 Registration Statement — Nonqualified Stock Option Agreement between STERIS Corporation and Charles L. Immel and Restricted Shares Agreement between STERIS Corporation and Charles L. Immel

333-40082	Form S-8 Registration Statement — Nonqualified Stock Option Agreement between STERIS Corporation and Laurie Brlas and the Nonqualified Stock Option Agreement between STERIS Corporation and David L. Crandall

333-40058	Form S-8 Registration Statement — Nonqualified Stock Option Agreement between STERIS Corporation and Les C. Vinney

333-65155	Form S-8 Registration Statement — STERIS Corporation 1998 Long Term Incentive Compensation Plan

333-55839	Form S-8 Registration Statement — Nonqualified Stock Option Agreement between STERIS Corporation and John Masefield and the Nonqualified Stock Option Agreement between STERIS Corporation and Thomas J. DeAngelo

333-32005	Form S-8 Registration Statement — STERIS Corporation 1997 Stock Option Plan

333-06529	Form S-3 Registration Statement — STERIS Corporation

333-01610	Post-effective Amendment to Form S-4 on Form S-8 — STERIS Corporation

33-91444	Form S-8 Registration Statement — STERIS Corporation 1994 Equity Compensation Plan

33-91442	Form S-8 Registration Statement — STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan

33-55976	Form S-8 Registration Statement — STERIS Corporation 401(k) Plan

33-55258	Form S-8 Registration — STERIS Corporation Amended and Restated Non-Qualified Stock Option

/s/    ERNST & YOUNG LLP

Cleveland, Ohio

November 12, 2003