Form 10-Q
period 2003-12-31
STERIS CORP
filed 2004-02-11
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

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

Yes ☒ No ☐

The number of Common Shares outstanding as of January 31, 2004: 69,819,599

STERIS Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	March 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,852	$25,941
Accounts receivable (net of allowances of $8,283 and $8,637, respectively)	218,492	211,687
Inventories	113,711	90,135
Current portion of deferred income taxes	15,237	14,904
Prepaid expenses and other current assets	12,230	11,765

Total current assets	398,522	354,432
Property, plant, and equipment, net	368,032	345,621
Intangibles, net	229,305	192,416
Other assets	1,892	2,523

Total assets	$997,751	$894,992

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$3,204	$1,959
Accounts payable	52,885	72,969
Accrued income taxes	4,975	15,098
Accrued payroll and other related liabilities	42,836	38,591
Accrued expenses and other	63,718	62,434

Total current liabilities	167,618	191,051
Long-term indebtedness	110,405	59,704
Deferred income taxes	18,256	18,256
Other liabilities	61,044	56,451

Total liabilities	357,323	325,462
Shareholders’ equity:
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value; 300,000 shares authorized; issued and outstanding shares of 69,515 and 69,741, respectively	217,583	224,355
Retained earnings	421,237	357,303
Accumulated other comprehensive income (loss):
Minimum pension liability	(7,281)	(7,281)
Cumulative foreign currency translation adjustment	8,889	(4,847)

Total shareholders’ equity	640,428	569,530

Total liabilities and shareholders’ equity	$997,751	$894,992

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net revenues:
Product	$191,362	$173,245	$549,481	$489,564
Service	82,924	71,067	241,474	208,831

Total net revenues	274,286	244,312	790,955	698,395
Cost of revenues:
Product	112,120	97,101	320,007	281,652
Service	47,069	43,268	138,666	124,590

Total cost of revenues	159,189	140,369	458,673	406,242
Gross profit	115,097	103,943	332,282	292,153
Operating expenses:
Selling, general, and administrative	69,623	63,103	214,182	190,808
Research and development	7,648	6,811	21,726	17,540

	77,271	69,914	235,908	208,348

Income from operations	37,826	34,029	96,374	83,805
Interest expense, net	448	466	1,432	1,420

Income before income taxes	37,378	33,563	94,942	82,385
Income tax expense	10,285	12,083	31,008	29,659

Net income	$27,093	$21,480	$63,934	$52,726

Net income per share - basic	$0.39	$0.31	$0.92	$0.76

Net income per share - diluted	$0.38	$0.30	$0.91	$0.75

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2003	2002
Operating activities
Net income	$63,934	$52,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,488	34,554
Deferred income taxes	(333)	(82)
Other items	7,535	10,441
Changes in operating assets and liabilities, excluding the effect of business acquisitions:
Accounts receivable	1,772	16,352
Inventories	(704)	(8,574)
Other current assets	950	(1,086)
Accounts payable, net	(30,938)	(17,917)
Accruals and other, net	(10,836)	(4,823)

Net cash provided by operating activities	67,868	81,591
Investing activities
Purchases of property, plant, and equipment	(48,430)	(45,218)
Purchase of business related assets	(2,900)	—
Investment in businesses, net of cash acquired	(36,814)	(140)

Net cash used in investing activities	(88,144)	(45,358)
Financing activities
Payments under credit facility, net	(53,200)	(30,000)
Payments on long-term obligations	(4,933)	(2,081)
Proceeds from issuance of long-term debt	100,000	—
Purchase of treasury shares	(16,609)	(16,070)
Debt issuance costs	(537)	—
Stock option and other equity transactions	9,837	7,851

Net cash provided by/(used in) financing activities	34,558	(40,300)
Effect of exchange rate changes on cash and cash equivalents	(1,371)	2,418

Increase (decrease) in cash and cash equivalents	12,911	(1,649)
Cash and cash equivalents at beginning of period	25,941	12,424

Cash and cash equivalents at end of period	$38,852	$10,775

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2003 and 2002

(dollars in thousands, except per share amounts)

1.	Basis of Presentation

STERIS Corporation’s (the “Company” or “STERIS”) unaudited consolidated financial statements for the three and nine months ended December 31, 2003 and 2002 included in this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the fiscal year ended March 31, 2003, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2003, and in management’s opinion contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Form 10-K referred to above. The consolidated balance sheet at March 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

December 31, 2003 and 2002

(dollars in thousands, except per share amounts)

The Life Sciences reporting segment consists of the Life Sciences business and the Defense and Industrial business. The Life Sciences business provides capital equipment, cleaning chemistries, and services to pharmaceutical and biopharmaceutical manufacturers, research and development operations, as well as private and public research institutions. The Defense and Industrial business consists of the Company’s Strategic Technology Enterprises, Inc. subsidiary, which addresses emerging opportunities related to the threat of biological and chemical contamination.

The STERIS Isomedix Services reporting segment provides contract sterilization, microbiological reduction, and materials modification services in the form of ethylene oxide, gamma, and electron beam processing technologies. STERIS Isomedix Services serves customers in several diverse industries including medical devices, labware, pharmaceuticals, food packaging, spices, cosmetics, and materials modification.

As of December 31, 2003, the Company had approximately 5,100 employees worldwide, with over 2,320 involved in direct sales, service, and field support. Customer support and training facilities are located in major global market centers, and production and manufacturing operations are found in the United States, Canada, Germany, Finland, Sweden, and Switzerland.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2003 and 2002

(dollars in thousands, except per share amounts)

parties. FIN 46 requires that variable interest entities, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. The Interpretation requires that companies disclose certain information about a variable interest entity created prior to February 1, 2003, if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of this Interpretation is required no later than the end of the first interim or annual reporting period ending after March 15, 2004 for entities created prior to February 1, 2003, and immediately for any variable interest entities created subsequent to January 31, 2003. The Company has evaluated its affiliated entities and does not have any entity it is affiliated with but does not currently consolidate that will meet the definition of a variable interest entity.

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

4.	Private Debt Placement

In December 2003, the Company issued $100,000 of notes in a private placement (the “December 2003 Private Placement”) to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. The proceeds are to be used to fund future growth and acquisitions. Of the $100,000 in notes, $40,000 will mature in five years at an annual interest rate of 4.20%, an additional $40,000 will mature in ten years at an annual interest rate of 5.25% and the remaining $20,000 will mature in twelve years at an annual interest rate of 5.38%. Funds available under the Company’s existing unsecured $325,000 Revolving Credit Facility (the “Facility”) were reduced to $275,000, as required by the Facility loan agreement. In the third quarter of fiscal 2004, the proceeds of the December 2003 Private Placement were used to pay down the outstanding balance of the Company’s existing Facility with the remaining balance being invested in short term marketable securities.

5.	Common Shares

The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Weighted average Common Shares outstanding - basic	69,468	69,389	69,425	69,382
Dilutive effect of stock options	1,091	1,179	1,206	1,292

Weighted average Common Shares and equivalents - diluted	70,559	70,568	70,631	70,674

6.	Stock Compensation Plans

The Company has granted nonqualified stock options to certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Generally, stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire approximately 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. The Company accounts for stock

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2003 and 2002

(dollars in thousands, except per share amounts)

based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, using the fair value estimate computed by the Black-Scholes option-pricing model:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income:
As reported	$27,093	$21,480	$63,934	$52,726
Add: Expense included in reported results	—	—	—	—
Less: Fair value of options granted	1,626	1,598	4,498	4,674

Pro forma	$25,467	$19,882	$59,436	$48,052
Earnings per share:
Basic:
As reported	$0.39	$0.31	$0.92	$0.76
Pro forma	$0.37	$0.29	$0.86	$0.70
Diluted:
As reported	$0.38	$0.30	$0.91	$0.75
Pro forma	$0.36	$0.28	$0.84	$0.69

Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for the three and nine months ended December 31, 2003 and 2002, respectively: risk-free interest rates of 3.54% to 7.06%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

7.	Comprehensive Income

Comprehensive income amounted to $35,518 and $22,385, net of tax, for the three months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003, comprehensive income totaled $77,670, net of tax, compared to $55,841, net of tax, for the nine months ended December 31, 2002. The difference between net income and comprehensive income for the periods resulted from the change in the cumulative foreign currency translation adjustment.

8.	Inventories

Inventories are stated at cost, which does not exceed market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing the LIFO method represented approximately 62.9% of total inventories at December 31, 2003 and 74.3% at March 31, 2003, with the decrease in the proportionate inventories utilizing the LIFO method attributable primarily to the HAMO acquisition and the effects of foreign currency translation. Inventory costs include material, labor, and overhead. Inventories were as follows:

	December 31, 2003	March 31, 2003
Raw material	$32,585	$26,774
Work in process	26,019	8,018
Finished goods	55,107	55,343

Total inventories	$113,711	$90,135

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2003 and 2002

(dollars in thousands, except per share amounts)

9.	Non-recurring Transactions

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

Restructuring reserves of $429 and $1,150 remained as of December 31, 2003, and March 31, 2003, respectively, and related primarily to severance obligations. These remaining severance payments at December 31, 2003, which relate to four former employees, will continue until December 2004.

10.	Contingencies

There are various pending lawsuits, claims, and regulatory proceedings arising out of the conduct of STERIS’s business. In the opinion of management, the ultimate outcome of these lawsuits, claims, and regulatory proceedings will not have a material adverse effect on STERIS’s consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, claims, and proceedings or their effect. When estimates of the Company’s exposure for claims or pending or threatened litigation matters meet the criteria of Statement of Financial Account Standards No. 5, “Accounting for Contingencies,” amounts are recorded as charges to net earnings. STERIS presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent.

In the third quarter of fiscal 2004, the Company settled a wrongful discharge lawsuit with a former employee. In connection with that settlement, the Company was informed that the former employee had discussions with the United States Food and Drug Administration (“FDA”) regarding the Company’s SYSTEM 1 sterilizer. The Company has recently become aware that FDA is working with the United States Attorney’s office to follow up on the allegations of the now-settled lawsuit. The Company has offered and intends to cooperate with the government agencies if requested. The Company believes that the substantive allegations made by the former employee related to the product in the lawsuit are inaccurate, and the suit has been settled and dismissed.

See the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2003 for further disclosure regarding contingencies.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2003 and 2002

(dollars in thousands, except per share amounts)

11.	Business Segment Information

Financial information for each of the Company’s reportable segments, as defined by SFAS 131, is presented in the following table. The Company redefined its reporting segments as of April 1, 2003, as described herein and, as a result, has reclassified its revenues and operating income based on its revised segment reporting. Operating income for each segment reflects the full allocation of all distribution, corporate, and research and development expenses to the reporting segments. The accounting policies for the reporting segments are the same as those for the consolidated company.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net revenues:
Healthcare	$188,583	$173,816	$547,824	$500,737
Life Sciences	63,917	51,230	179,217	139,059
STERIS Isomedix Services	21,786	19,266	63,914	58,599

Total net revenues	$274,286	$244,312	$790,955	$698,395

Operating income:
Healthcare	$31,364	$29,169	$83,863	$75,274
Life Sciences	3,255	3,092	3,127	732
STERIS Isomedix Services	3,207	1,768	9,384	7,799

Total operating income	$37,826	$34,029	$96,374	$83,805

The following is information about the Company’s operations by geographic area:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net revenues
United States	$213,585	$198,012	$616,560	$567,353
Non-United States	60,701	46,300	174,395	131,042

Total net revenues	$274,286	$244,312	$790,955	$698,395

	December 31, 2003	March 31, 2003
Long-lived assets
United States	$328,402	$316,492
Non-United States	41,522	31,652

Total long-lived assets	$369,924	$348,144

Long-lived assets are those assets that are identified with the operations in each geographic area including property, plant, and equipment and other assets. Revenues are based on the location of these operations and their customers. During the quarter ended December 31, 2003, revenues from a single customer did not aggregate to five percent or more of total revenues.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2003 and 2002

(dollars in thousands, except per share amounts)

12.	Treasury Shares

On July 24, 2002 the Company announced that its Board of Directors had authorized the purchase of up to 3.0 million STERIS Common Shares. The shares may be used for the Company’s employee benefit plans or for general corporate purposes.

During the first nine months of fiscal 2004, the Company purchased 761,200 of its Common Shares at an average price of $21.82 per Common Share and 2,238,800 Common Shares remained authorized for purchase. At December 31, 2003, 252,260 Common Shares were held in treasury.

13.	Financial and Other Guarantees

The Company generally offers a limited one-year parts and labor warranty on its capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the location where the Company does business. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Amounts due to customers for the Company’s future performance under these warranties are recorded as a current liability on the accompanying balance sheets. Factors that affect the Company’s warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liability are as follows:

December 31, 2003
Balance, March 31, 2003	$4,861
Warranties issued during the period	6,579
Settlements made during the period	(6,817)

Balance, December 31, 2003	$4,623

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts generally range in terms from 1 to 5 years and require the Company to maintain and repair the Company’s product over the maintenance contract term. Amounts received from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying consolidated balance sheets. The liability recorded for deferred service revenue was $11,788 and $11,149 as of December 31, 2003 and March 31, 2003, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying consolidated statements of income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

14.	Acquisitions

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

December 31, 2003 and 2002

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

On May 7, 2003, the Company acquired certain assets related to the sterilization container business from Sterion Incorporated for $2.9 million in cash. The Sterion Sterilization Container System (“Sterion”) offers healthcare personnel a simple and reliable system for managing instrument sterile processing, storage and aseptic transport.

15.	Benefit Plans

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit provided for in the Act.

Plan sponsors may opt to defer recognizing the effects of the Act in the accounting for its plan under Statement of Financial Accounting Standard 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”). The Company has elected to defer recognizing the effects of the Act until after authoritative guidance on the accounting for the federal subsidy is issued.

As a result of the Company’s election to defer the effects of the Act, any measures relating to postretirement benefits provided by the Company in its financial statements and related disclosures presented as notes to the consolidated financial statements do not reflect the effects of the Act on the plan. In addition, authoritative guidance, once issued, may require the Company to change information previously reported relating to its postretirement benefit plan.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors

STERIS Corporation

We have reviewed the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of December 31, 2003, the related consolidated statements of income for the three and nine months ended December 31, 2003 and 2002 and the consolidated statements of cash flows for the nine months ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

January 19, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Revenues for the third quarter of fiscal 2004 increased 12.3% to $274.3 million as compared to third quarter fiscal 2003 revenues of $244.3 million. Revenue mix for the third quarter of fiscal 2004 consisted of 48.7% capital revenue and 51.3% recurring revenue, which is composed of contract sterilization, consumable products, and service, compared to 48.1% capital and 51.9% recurring revenue, in the third quarter of fiscal 2003.

Gross margin percentages decreased to 42.0% for the third quarter of fiscal 2004 from 42.5% in the third quarter of fiscal 2003. Operating expenses for the third quarter of fiscal 2004 decreased as a percentage of revenues to 28.2% as compared to 28.6% in the comparable quarter of fiscal 2003. Net income for the third quarter of fiscal 2004 increased to $27.1 million, or $0.38 per diluted share, compared with third quarter fiscal 2003 net income of $21.5 million, or $0.30 per diluted share.

Revenues for the first nine months of fiscal 2004 were $791.0 million, a 13.3% improvement over revenues of $698.4 million in the comparable fiscal 2003 period. Revenue mix for the first nine months of fiscal 2004 consisted of 48.0% capital revenue and 52.0% recurring revenue compared to 48.1% capital and 51.9% recurring revenue for the first nine months of fiscal 2003.

Gross margin percentages also improved to 42.0% for the first nine months of fiscal 2004, compared with 41.8% in the same period of fiscal 2003. Operating expenses as a percentage of revenues during the first nine months of fiscal 2004 were flat at 29.8% in comparison to the same period a year ago. Net income for the first nine months of fiscal 2004 increased to $63.9 million, or $0.91 per diluted share, compared with $52.7 million, or $0.75 per diluted share, in the first nine months of fiscal 2003.

Results of Operations

Net Revenues and Cost of Revenues

(in thousands, except percentages)

	Three Months Ended December 31,		Increase
	2003	2002	Dollar	Percentage
Healthcare	$547,824	$500,737	$47,087	9.4%
Life Sciences	179,217	139,059	40,158	28.9%
STERIS Isomedix Services	63,914	58,599	5,315	9.1%

Total net revenues	790,955	698,395	92,560	13.3%
Cost of revenues	458,673	406,242	52,431	12.9%

Gross profit	$332,282	$292,153	$40,129	13.7%

Gross margin percentage	42.0%	41.8%

The increase in Healthcare revenues for the third quarter of fiscal 2004 reflected increased service revenues and the contribution of newly acquired businesses. The Healthcare revenue percentage growth rate moderated primarily due to slower growth in the demand from hospitals, as spending by hospitals slowed during the third quarter. Healthcare revenue was composed of 45.6% capital goods and 54.4% from recurring revenues in the third quarter of fiscal 2004, compared to 46.3% capital goods and 53.7% from recurring revenues in the third quarter of fiscal 2003.

The increase in Life Sciences revenue for the third quarter of fiscal 2004 reflected strong demand primarily from pharmaceutical producers as well as manufacturing efficiencies gained from capacity expansions in fiscal 2003. The acquisition of Hamo and favorable foreign currency exchange rates also contributed to the increase in revenues this

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

quarter. Life Sciences revenue was composed of 74.3% capital goods and 25.7% from recurring revenues in the third quarter of fiscal 2004, compared to 72.2% capital goods and 27.8% from recurring revenues in the third quarter of the prior year.

The increase in STERIS Isomedix Services revenue for the third quarter of fiscal 2004 reflected increased pricing and ongoing growth in the medical device industry, an increase in demand from the labware market, and higher capacity utilization.

Net consolidated revenues for the third quarter of fiscal 2004 from capital goods were $133.6 million, or 48.7% of consolidated revenues, compared to $117.4 million, or 48.1% in the third quarter of fiscal 2003. Revenues from capital goods increased 13.7% in the third quarter of fiscal 2004 compared to the same period in the prior year. Third quarter fiscal 2004 revenue from recurring revenues totaled $140.7 million, or 51.3% of consolidated revenue, compared to $126.9 million, or 51.9% in the third quarter of fiscal 2003. Recurring revenues increased 10.9% in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003.

United States revenues for the third quarter of fiscal 2004 were $213.6 million, or 77.9% of consolidated revenues, with $60.7 million, or 22.1% of consolidated revenues from sales outside the United States. United States revenues for the third quarter of fiscal 2003 were $198.0 million, or 81.0% of consolidated revenues with $46.3 million, or 19.0% from sales outside the United States.

The cost of revenues increased $18.8 million, or 13.4%, to $159.2 million in the third quarter of fiscal 2004 compared to $140.4 million in the same period of the prior year. The cost of revenues as a percentage of revenue was 58.0% in the third quarter of fiscal 2004 compared to 57.5% in the third quarter of fiscal 2003. The corresponding gross margin percentages were 42.0% and 42.5% in the third quarters of fiscal 2004 and fiscal 2003, respectively. The change in gross margin percentages was the result of lower production levels in certain manufacturing facilities and the effects of foreign currency exchange rates during the quarter.

Operating Expenses

(in thousands, except percentages)

	Three Months Ended December 31,		Increase
	2003	2002	Dollars	Percentage
Selling, general, and administrative	$69,623	$63,103	$6,520	10.3%
Research and development	7,648	6,811	837	12.3%

Total	$77,271	$69,914	$7,357	10.5%

Selling, general, and administrative expenses increased 10.3% or $6.5 million dollars to $69.6 million in the third quarter of fiscal 2004 compared to $63.1 million in the third quarter of fiscal 2003. Compensation costs increased primarily due to the Hamo acquisition. General and administrative expenses increased due to increased expenses related to the realignment of the businesses into segments and strategic business units, and additional depreciation expense from completed plant projects, which were offset by the favorable impact from foreign currency exchange rates. Consulting and professional fees increased over the third quarter of the prior year primarily due to the Company’s information technology investments, as well as several strategic marketing initiatives and safety awareness projects. The increases in operating expenses for the third quarter were offset by the Company’s continued efforts to control discretionary spending in various administrative areas.

Research and development expenses increased 12.3% to $7.6 million in the third quarter of fiscal year 2004 compared to $6.8 million in the third quarter of the prior year due to continued investment in efforts to develop new technology. Research and development expenses, as a percent of revenues was, 2.8% for each of the third quarters of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

fiscal 2004 and fiscal 2003. The increase in operating expenses for the quarter related to increased expenditures on product development and the completion of development stages of certain projects.

Net Revenues and Cost of Revenues

(in thousands, except percentages)

	Nine Months Ended December 31,		Increase
	2003	2002	Dollar	Percentage
Healthcare	$547,824	$500,737	$47,087	9.4%
Life Sciences	179,217	139,059	40,158	28.9%
STERIS Isomedix Services	63,914	58,599	5,315	9.1%

Total net revenues	790,955	698,395	92,560	13.3%
Cost of revenues	458,673	406,242	52,431	12.9%

Gross profit	$332,282	$292,153	$40,129	13.7%

Gross margin percentage	42.0%	41.8%

The increase in Healthcare revenues for the first nine months of fiscal 2004 reflected increased volumes and the contribution of newly acquired businesses. The increase in volume was driven by new construction and project activity at hospitals, which remained strong year-to-date, despite softened demand from smaller sized replacement order business. This was offset by slower than anticipated market penetration of new products developed internally and through marketing alliances. Healthcare revenue was composed of 45.3% capital goods and 54.7% from recurring revenues in the first nine months of fiscal 2004, compared to 45.7% capital goods and 54.3% from recurring revenues in the first nine months of the prior year.

The increase in Life Sciences revenue for the first nine months of fiscal 2004 reflected strong demand primarily from pharmaceutical production and research facilities, as well as manufacturing efficiencies gained from capacity expansions in fiscal 2003. In addition, the acquisition of Hamo and favorable foreign currency exchange rates contributed to the year over year revenue increase. Life Sciences revenue was composed of 73.4% capital goods and 26.6% from recurring revenues in the first nine months of fiscal 2004, compared to 69.6% capital goods and 30.4% from recurring revenues in the first nine months of the prior fiscal year.

The increase in STERIS Isomedix Services revenue for the nine months ending December 31, 2003 reflected increased pricing and ongoing growth in the market for contract sterilization of medical devices. These factors were partially offset by weaker overall demand in the labware market, although demand increased in the third quarter.

Net consolidated revenues for the first nine months of fiscal 2004 from capital goods were $379.9 million, or 48.0% of consolidated revenues, compared to $325.8 million, or 46.6% in the first nine months of fiscal 2003. Revenues from capital goods increased 16.6% in the first nine months of fiscal 2004 compared to the same period in the prior year. Recurring revenues totaled $411.1 million in the first nine months of fiscal year 2004, or 52.0% of consolidated revenue, compared to $372.6 million, or 53.4% in the first nine months of fiscal 2003. Recurring revenues increased 10.3% in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003.

United States revenues for the first nine months of fiscal 2004 were $616.6 million, or 78.0% of consolidated revenues, with $174.4 million, or 22.0% of consolidated revenues from markets outside the United States. United States revenues for the first nine months of fiscal 2003 were $567.4 million, or 81.2% of consolidated revenues with $131.0 million, or 18.8% from markets outside the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The cost of revenues increased $52.4 million, or 12.9%, to $458.7 million in the first nine months of fiscal 2004 compared to $406.3 million in the same period of the prior year. The cost of revenues as a percentage of revenue was 58.0% in the first nine months of fiscal 2004 compared to 58.2% in the first nine months of fiscal 2003. The corresponding gross margin percentages were 42.0% and 41.8% in the first nine months of fiscal 2004 and fiscal 2003, respectively. Life Sciences experienced the highest rate of revenue growth and the largest improvement in its gross margin percentage when comparing the nine months ending December 31, 2003 and December 31, 2002. The Life Sciences increase in gross margin is due to increased revenues coupled with improved production methods resulting in lower production costs.

Operating Expenses

(in thousands, except percentages)

	Nine Months Ended December 31,		Increase
	2003	2002	Dollars	Percentage
Selling, general, and administrative	$214,182	$190,808	$23,374	12.3%
Research and development	21,726	17,540	4,186	23.9%

Total	$235,908	$208,348	$27,560	13.2%

Selling, general, and administrative expenses increased 12.3%, or $23.4 million to $214.2 million in the first nine months of fiscal 2004 compared to $190.8 million in the first nine months of fiscal 2003. Compensation increased $9.4 million attributable to the Hamo acquisition and year over year salary and wage inflation. Consulting and professional fees increased $7.0 million primarily as a result of the Company’s information technology investments, strategic marketing initiatives, and safety awareness projects. Increases in selling, general and administrative expenses resulted from increased depreciation expenses related to information technology and facilities upgrades and improvements, as well as the realignment of the businesses, were offset by favorable currency exchange rates of $3.7 million.

Research and development expenses increased 23.9% to $21.7 million in the first nine months of fiscal year 2004 compared to $17.5 million in the first nine months of the prior year. Research and development expenses as a percent of revenues were 2.7% in the first nine months of fiscal 2004 compared to 2.5% in the first nine months of fiscal 2003. The increase related to increased expenditures on product development and the completion of development stages of certain projects.

Income from Operations

Income from operations for the third quarter increased 11.1% to $37.8 million compared to $34.0 million in the third quarter of fiscal 2003. The Healthcare segment operating income increased $2.2 million, or 7.5%, to $31.4 million for the quarter. The increase in Healthcare operating income is primarily attributed to pricing increases compared to the same period in fiscal 2003 and a better mix of higher margin recurring revenues. Life Sciences operating income increased $0.2 million, or 5.3%, to $3.3 million for the third quarter of fiscal 2004 compared to the same period in fiscal 2003 due to increased revenue and the impact of foreign currency exchange rates. The STERIS Isomedix Services segment experienced a $1.4 million or 81.3% increase to $3.2 million in operating income for the third quarter of fiscal 2004 compared to the same period in fiscal 2003 primarily due to a higher level of capacity utilization.

Income from operations increased 15.0% to $96.4 million in the first nine months of fiscal 2004 compared to $83.8 million in the first nine months of the prior year. The Healthcare segment increased operating income $8.6 million, or 11.4% to $83.9 million in the first nine months of fiscal 2004 compared to $75.3 million in the same period in fiscal 2003. The Life Sciences segment increased its operating income by $2.4 million, or 327.2%, to $3.1 million in the first

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

nine months of fiscal year 2004 compared to an operating profit of $0.7 million in the same period of the prior fiscal year. The STERIS Isomedix Services segment operating income increased $1.6 million, or 20.3%, to $9.4 million in the first nine months of fiscal 2004 compared to $7.8 million in the first nine months of fiscal 2003.

Interest Expense

Interest expense, net, was essentially flat in the third quarter of fiscal 2004 at $0.4 million compared to the third quarter of fiscal 2003. Interest expense, net, has remained flat at $1.4 million for the first nine months of fiscal 2004 and 2003. The weighted average interest rate applicable to the Company’s outstanding borrowings under the Company’s $325.0 million Facility was 2.11% as of December 31, 2002.

Income Taxes

Income tax expense for the third quarter of fiscal 2004 and 2003 was 27.5% and 36.0%, respectively, of pretax earnings. For the first nine months of fiscal 2004 and 2003, the effective tax rates were 32.7% and 36.0%, respectively. The change in the effective tax rates is due primarily to tax planning initiatives which have resulted in the Company’s ability to use foreign tax credits related to earnings of foreign operations taxed in the US.

Liquidity and Capital Resources

Cash Flows

(in thousands, except percentages)

	Nine Months Ended December 31,		Increase (Decrease)
	2003	2002	Dollars	Percentage
Operating activities:
Net income	$63,934	$52,726	$11,208	21.3%
Non-cash items	43,690	44,913	(1,223)	-2.7%
Changes in operating assets and liabilities, excluding the effect of business acquisitions	(39,756)	(16,048)	(23,708)	147.7%

Net cash provided by operating activities	$67,868	$81,591	$(13,723)	-16.8%

Investing activities:
Purchases of property, plant, and equipment	$(48,430)	$(45,218)	$(3,212)	7.1%
Purchase of business related assets	(2,900)	—	(2,900)	N/A
Investment in businesses, net of cash acquired	(36,814)	(140)	(36,674)	26195.7%

Net cash used in investing activities	$(88,144)	$(45,358)	$(42,786)	94.3%

Financing activities:
Borrowings (payments) under credit facility, net	$(53,200)	$(30,000)	$(23,200)	77.3%
Payments on long-term obligations	(4,933)	(2,081)	(2,852)	137.0%
Proceeds from inssuance of long-term debt	100,000	—	100,000	N/A
Repurchase of treasury shares	(16,609)	(16,070)	(539)	3.4%
Stock option and other equity transactions, net	9,300	7,851	1,449	18.5%

Net cash provided by (used in) financing activities	$34,558	$(40,300)	$74,858	-185.8%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The decrease in operating cash flows for the first nine months of fiscal 2004 as compared with the first nine months of fiscal 2003 was largely affected by unfavorable working capital changes between periods. Contributing to the decrease in cash provided by operating activities were decreases in accounts payable attributable to the timing of disbursement cycles, accrued expenses and other operating expenses as the Company continued to focus on controlling discretionary spending. The reductions to cash provided by operating activities were partially offset by the favorable cash flow effects in accounts receivable, revenue, cash and cash equivalents, and inventory balances.

Net cash used in investing activities increased primarily due to the $36.8 million cash investment in Hamo. The cash used for the acquisition of Hamo does not reflect an additional $8.5 million in debt assumed or the additional expenses incurred related to the acquisition. In addition to the Hamo acquisition, the Company has used $2.9 million for the purchase of certain assets from Sterion Corporation, and an additional $3.2 million compared to prior year for purchases of property, plant, and equipment in the first nine months of fiscal 2004.

Net cash provided by (used in) financing activities increased primarily due to the issuance of $100.0 million of debt from the December 2003 Private Placement debt placement which was used to pay down the Company’s existing credit Facility.

Working Capital

(in thousands, except percentages)

	December 31, 2003	March 31, 2003	Increase (Decrease) in Working Capital
			Dollars	Percentage
Cash and cash equivalents	$38,852	$25,941	$12,911	49.8%
Accounts receivable, net	218,492	211,687	6,805	3.2%
Inventories	113,711	90,135	23,576	26.2%
Current portion of deferred income taxes	15,237	14,904	333	2.2%
Prepaid expenses and other assets	12,230	11,765	465	4.0%

Total current assets	$398,522	$354,432	$44,090	12.4%

Current portion of long-term indebtedness	$3,204	$1,959	$(1,245)	-63.6%
Accounts payable	52,885	72,969	20,084	27.5%
Accrued income taxes	4,975	15,098	10,123	67.0%
Accrued payroll and other related liabilities	42,836	38,591	(4,245)	-11.0%
Accrued expenses and other	63,718	62,434	(1,284)	-2.1%

Total current liabilities	$167,618	$191,051	$23,433	12.3%

Working capital	$230,904	$163,381	$67,523	41.3%

Current ratio	2.4	1.9
Long-term debt-to-total capital ratio	14.7%	9.5%

During the first nine months of fiscal 2004, the Company’s current ratio increased primarily due to the increase in cash and cash equivalents, inventories, and a decrease in accounts payable. Inventory increased as a result of the HAMO acquisition and the overall effects of foreign currency translation and accounts payable declined primarily due to the timing of disbursement cycles. The Company continued to maintain adequate financial flexibility, and as of December 31, 2003, the Company had $38.9 million available in cash and cash equivalents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

As described further in the cash flows discussion above, the Company initially increased its outstanding balance on the Facility during the first nine months of fiscal 2004 in order to facilitate the Hamo acquisition, the Sterion asset purchase, and to repurchase the Company’s common shares. In December 2003, the Company paid down the outstanding balance of the existing credit Facility with the December 2003 Private Placement proceeds.

The Company’s working capital increased by $67.5 million primarily as a result of a $23.6 million increase in inventory, an increase in cash and cash equivalents of $12.9 million, and a decrease of $20.1 million in accounts payable. The increase in inventory reflected $11.2 million from the Hamo acquisition and $11.6 million due to the effects of foreign currency translation. The increase in cash and cash equivalents was due to the funds remaining from the December 2003 Private Placement, while the decrease in accounts payable was attributable to the timing of vendor payments.

The Company believes that its available cash, cash flow from operations, and sources of credit will be adequate to satisfy its operating and capital needs for the next twelve months. The Company’s management and Board of Directors continually review the operating and capital requirements as well as the overall capital structure of the corporation.

Market Risk

The movements in foreign currency exchange rates create a degree of risk to the Company’s operations. These movements affect the United States dollar value of sales made in foreign currencies and the United States dollar value of costs incurred in foreign currencies. Changing currency exchange rates also affects the Company’s competitive position, as exchange rate changes may affect profitability and business and/or pricing strategies of non-United States based competitors.

Contingencies

There are various pending lawsuits, claims, and regulatory proceedings arising out of the conduct of STERIS’s business. In the opinion of management, the ultimate outcome of these lawsuits, claims, and regulatory proceedings will not have a material adverse effect on STERIS’s consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, claims, and proceedings or their effect. When estimates of the Company’s exposure for claims or pending or threatened litigation matters meet the criteria of Statement of Financial Account Standards No. 5, “Accounting for Contingencies,” amounts are recorded as charges to net earnings. STERIS presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent.

In the third quarter of fiscal 2004, the Company settled a wrongful discharge lawsuit with a former employee. In connection with that settlement, the Company was informed that the former employee had discussions with the United States Food and Drug Administration (“FDA”) regarding the Company’s SYSTEM 1 sterilizer. The Company has recently become aware that FDA is working with the United States Attorney’s office to follow up on the allegations of the now-settled lawsuit. The Company has offered and intends to cooperate with the government agencies if requested. The Company believes that the substantive allegations made by the former employee in the lawsuit related to the product are inaccurate, and the suit has been settled and dismissed.

See the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 20, 2003 for further disclosure regarding contingencies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure about Market Risk,” of the Company’s 2003 Annual Report and Form 10-K. There were no material changes during the three and nine months ended December 31, 2003.

In December 2003, the Company issued $100,000 of notes in a private placement (the “December 2003 Private Placement”) to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. The proceeds are to be used to fund future growth and acquisitions. Of the $100,000 in notes, $40,000 will mature in five years at an annual interest rate of 4.20%, an additional $40,000 will mature in ten years at an annual interest rate of 5.25% and the remaining $20,000 will mature in twelve years at an annual interest rate of 5.38%. Funds available under the Company’s existing unsecured $325,000 Revolving Credit Facility (the “Facility”) were reduced to $275,000, as required by the facility loan agreement. In the third quarter of fiscal 2004, the proceeds of the December 2003 Private Placement were used to pay down the outstanding balance of the Company’s existing Facility with the remaining balance being invested in short term marketable securities.

ITEM 4. CONTROLS AND PROCEDURES

As of December 31, 2003, a review was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s internal control over financial reporting. Based on that review, the Company’s management, including the CEO and the CFO, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2003.

During the quarter ended December 31, 2003, there were no significant changes in the internal control over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Part I, Item 1, Note 10 of this Report on Form 10-Q, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description

10.1	Amendment No. 3 to Credit Agreement, dated July 31, 2003, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent.

10.2	Amendment No. 4 to Credit Agreement, dated October 27, 2003, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent.

10.3	Note Purchase Agreement, dated December 17, 2003, between STERIS Corporation and certain institutional investors.

10.4	Subsidiary Guaranty, dated December 17, 2003, by certain subsidiaries of STERIS Corporation.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On October 22, 2003, STERIS furnished a Current Report on Form 8-K including the press release issued in connection with the election of Jacqueline Kosecoff, Ph.D. to the Board of Directors of STERIS Corporation.

On October 23, 2003, STERIS furnished a Current Report on Form 8-K including the press release issued in connection with the second quarter results of operation.

On November 12, 2003, STERIS furnished a Current Report on Form 8-K announcing that it intends to offer of senior notes to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933.

On December 17, 2003, STERIS furnished a Current Report on Form 8-K announcing that is had issued $100 million of notes in a private placement to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

(Registrant)

/s/ Laurie Brlas

Laurie Brlas
Senior Vice President and Chief Financial Officer
February 11, 2004