Form 10-K
period 2004-03-31
STERIS CORP
filed 2004-06-14
CIK 815065

United States Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

Commission file number 0-20165

• • •

STERIS Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1482024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5960 Heisley Road Mentor, Ohio 44060-1834 (Address of principal executive offices)	440-354-2600 (Registrant’s telephone number including area code)

• • •

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on Which Registered

Common Shares, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

• • •

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 2003: $1,591,282,339

The number of Common Shares outstanding as of May 31, 2004: 68,866,792

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting — Part III

1

1

PART I

ITEM 1. BUSINESS

Reference to “STERIS Corporation,” “STERIS,” or the “Company” refers to STERIS Corporation and its subsidiaries, except where the context makes it clear the reference is to STERIS Corporation itself and not to its subsidiaries.

Description of Business

STERIS Corporation, an Ohio corporation organized in 1987, develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and surgical and critical care support products and services for healthcare, scientific, research, industrial, and government customers throughout the world. STERIS is focused on helping customers address today’s needs primarily in the healthcare and pharmaceutical industries. The healthcare industry continues to change as a result of a number of developments, including minimally invasive surgical and diagnostic procedures; heightened public and professional awareness and concern for the increasing number of transmittable and antibiotic-resistant infectious diseases; and the overall need to reduce the cost of healthcare delivery. These developments have expanded the demand for rapid, safe, and efficient infection prevention systems for critical tasks such as the sterile processing of devices. The pharmaceutical industry is also expanding to meet increased demand for new and generic drugs. Pharmaceutical, biotech, medical device, and other manufacturers are under increasing pressure to adhere to stricter guidelines for the validation and control of their antimicrobial processes, as well as global standardization of protocols.

As of March 31, 2004, the Company had approximately 5,100 employees worldwide, with approximately 2,300 involved in direct sales, service, and field support. Customer support and training facilities are located in many major global market centers, and production and manufacturing operations are found in the United States, Canada, Germany, Finland, Sweden, and Switzerland.

Segment Information

As of April 1, 2003, the Company realigned its single operating segment into three market-focused business segments to more effectively capture growth opportunities. These segments include: Healthcare, Life Sciences, and STERIS Isomedix Services. Segment information for years prior to April 1, 2003 has been reclassified to conform to the fiscal 2004 segment structure. Information regarding the Company’s fiscal 2004 segment structure, including comparative segment net revenues, comparative segment operating income, and comparative other financial information for each of the three years in the period ending March 31, 2004 is presented in Note 12 to the Company’s consolidated financial statements, “Business Segment Information,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the “Principal Products and Services” section below.

Principal Products and Services

STERIS is a leader in low temperature sterilization, high temperature sterilization, washing and decontamination systems, surgical tables, surgical lights, and associated consumables and service. The Company is a multi-industry, global organization that serves healthcare, pharmaceutical manufacturing, life sciences research, industrial, and government customers. Principal products and services by business segment are as follows:

Healthcare Segment. The Healthcare segment provides an integrated offering of equipment, consumables, and services to hospitals and alternative sites, enabling them to improve the safety, efficiency, and effectiveness of ambulatory and acute care environments. The portfolio includes infection prevention processing systems, specialty chemical products used for cleaning, disinfecting, sterilizing and drying medical instruments and hard surfaces. STERIS systems support cost containment, productivity increases, and risk reduction in a wide variety of healthcare settings through process standardization, automatic monitoring and documentation, processing site flexibility, and reduction in processing time.

Equipment. The Healthcare segment utilizes three sterilization technologies for decontaminating medical devices and instruments: low temperature liquid, steam, and ethylene oxide. STERIS SYSTEM 1® Low Temperature Liquid Sterile Processing System is used for just-in-time sterile processing at or near the site of patient care. SYSTEM 1® sterile processors enable healthcare professionals to economically sterilize immersible surgical and diagnostic devices between patient procedures in approximately thirty minutes. Customers are able to sterilize delicate, expensive, heat-sensitive devices and instrument sets many times per day, while reducing the risk of re-contamination and eliminating time-consuming transportation to and from central processing sites.

The Company’s thermal sterilization systems, sold under the Amsco® brand name, use saturated steam to sterilize items through a combination of heat, moisture, and pressure. Thermal sterilizers are offered in a number of sizes based on customer throughput requirements, and are designed for use in centralized and decentralized processing environments. The product line includes a versatile microprocessor-based control system that provides the customer a permanent record of important cycle information.

In addition, the Company manufactures low temperature ethylene oxide (“EO”) gas sterilizers, which provide customers the ability to sterilize heat sensitive medical devices in a controlled processing environment.

STERIS also manufactures a variety of automated washer/disinfector systems under the Amsco® Reliance® brand that are typically used as a processing step before thermal sterilization. These systems clean, disinfect, and dry a wide range of items from rolling instrument carts and other large healthcare equipment to the smallest surgical instruments.

The Company’s Healthcare equipment also includes general and specialty surgical tables, surgical and examination lights, operating room storage cabinets, warming cabinets, scrub sinks, and other complementary products and accessories for hospitals and other healthcare facilities. The Company produces and sells a line of related accessories and also sells accessories manufactured by outside sources.

The Company’s lights and equipment management systems are designed for a wide variety of locations where diagnostic and therapeutic procedures are performed, including the emergency room, general surgery suite, OB/GYN suite, ICU/CCU suite, and ambulatory surgery suite. The Company’s products range from major surgical lights to small examination lights, and include the Harmony® Equipment Management Systems line of ceiling management products for the hospital operating room, emergency and critical care, and ambulatory surgery markets.

Consumables. The Healthcare segment also offers infection prevention consumables and supplies that are used to prevent the spread of infectious diseases and to monitor sterilization and decontamination processes. STERIS consumable products offer quality choices for infection and contamination prevention, including products used in instrument cleaning and decontamination systems and hard surface disinfectants. Within the Healthcare Segment is Applied Infection Control, a business unit focused on skin care solutions for high risk and routine applications and surgical scrubs. STERIS quality assurance products used to monitor sterilization processes include biological monitoring systems, barrier wraps, integrator/indicator monitoring systems, and record-keeping systems.

Service. The Healthcare segment also provides various equipment maintenance programs to support effective operation of Healthcare equipment over its lifetime. STERIS provides sterilization management services for healthcare facilities and is developing comprehensive service solutions to meet the instrument reprocessing needs of hospitals and healthcare facilities.

STERIS field service personnel are available worldwide to install, maintain, upgrade, repair, and troubleshoot equipment. Additionally, STERIS offers general sterilization consulting services and other support services such as facility planning, engineering support, device testing, cleaning, evaluation, and customer education.

Life Sciences Segment. The STERIS Life Sciences segment is a global provider of integrated and validated equipment, chemistries, and service solutions aiding developers and manufacturers of pharmaceutical and bio-pharmaceutical products to maximize uptime, enhance productivity, and protect process integrity within aseptic and other critical environments. The offerings include contamination prevention and control systems, products and services for pharmaceutical, biotechnology, critical research, and laboratory research customers. These products and services assist customers in following the stringent sterility assurance and microbial reduction processes demanded by the United States Food and Drug Administration (“FDA”), as well as worldwide regulatory and compliance agencies.

The Life Sciences business unit of the Life Sciences segment offers a broad range of systems and products that includes several of the most trusted brand names in the industry: Finn-Aqua® and Amsco® sterilizers, Reliance® and Basil® washers, Detach™ automated cage and bedding processing systems, VHP® (Vaporized Hydrogen Peroxide) bio-decontamination systems, Finn-Aqua® high-purity water systems, and Lyovac® freeze dryers, research and pharmaceutical washing systems, as well as an extensive line of consumable products for contamination prevention, surface cleaning, and sterility assurance. With this broad product offering, the Life Sciences segment has the capability to follow a drug through the research, discovery, and manufacturing phases.

The Life Sciences segment, through its Defense and Industrial business unit offers proprietary services, technologies and products that meet challenges from a diverse array of situations and environments. This business unit addresses the emerging threat of biological or chemical contamination and has focused primarily on securing collaborative research agreements with various U.S. government agencies. Future applications may span industries such as mass transportation, food and food processing facilities, private sector and government office buildings, defense bases and, defense and first response vehicles. This is an example of the Company’s strategy to utilize its proven technologies to meet the needs of new markets.

STERIS Isomedix Services Segment. STERIS Isomedix Services is a provider of contract sterilization, microbial reduction, and materials modification services to medical supply, consumer, and industrial customers. This business provides services to manufacturers of pre-packaged products, such as single-use medical devices. STERIS has a network of 16 contract sterilization facilities in the U.S., Canada, and Puerto Rico with available gamma irradiation, ethylene oxide, and electron beam processing technologies. STERIS Isomedix Services facilities network provides customers with high-quality processing and logistical support to minimize the time it takes to move a product from the factory to its final destination.

Manufacturing

The Company, as of March 31, 2004, manufactures, assembles, and packages products in Erie, Pennsylvania; Mentor, Ohio; Montgomery, Alabama; St. Louis, Missouri; Cologne, Germany; Helsinki, Finland; Pieterlen, Switzerland, Quebec City, Canada; and Stockholm, Sweden. Each of the production facilities are dedicated facilities, each focusing on particular processes and products. The majority of the Company’s equipment manufacturing facilities throughout the world are ISO 9001 certified. These facilities supply products to both Healthcare and Life Sciences customers.

Raw materials, sub-assemblies, and other components essential to the Company’s business are generally available within the lead times specified to vendors. While some raw materials are sole sourced, the supply of such raw materials has posed no significant problem in the operation of the Company’s business.

International Operations

The Company has operations outside of the United States. These operations are conducted through the Company’s subsidiaries and involve the same business segments as the Company’s domestic operations – Healthcare, Life Sciences, and STERIS Isomedix Services. Net revenues from operations outside of the United States amounted to $244.5 million, or 22.5%, of the Company’s total net revenue for the year ended March 31, 2004. Net revenues from operations in North America, Europe, and other countries amounted to $884.2 million, $160.7 million, and $42.1 million, respectively, for fiscal 2004. The United States was the only individual country to contribute more than 10% of total revenue.

For a geographic breakdown of net revenues and changes in net revenues for the three years ended March 31, 2004, see Note 12 to the Company’s consolidated financial statements, “Business Segment Information,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company’s operations are subject, in varying degrees, to a number of inherent risks. These include, among other things, foreign currency fluctuations, exchange controls and currency restrictions, changes in local economic conditions, unsettled political, regulatory or business conditions, and government-sponsored boycotts and tariffs on the Company’s products or services.

Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of the Company’s net assets and results of operations. Foreign exchange favorably impacted net revenues by 2.3% during fiscal 2004. The Company cannot predict with certainty future changes in foreign exchange rates or the effect they will have on the Company.

Customers and Methods of Distribution

As of March 31, 2004, STERIS employed approximately 1,170 direct field sales and service representatives in North America. The representatives generally reside in metropolitan market areas throughout the United States and Canada. Sales and service activities are supported by a staff of regionally based clinical specialists, systems planners, corporate account managers, and in-house customer service and field support departments.

The Company has generally employed direct sales, service, and support personnel in developed international markets while contracting with distributors in other selected markets. STERIS currently has sales offices in Belgium, Brazil, Canada, Costa Rica, UK, Finland, France, Germany, Italy, Japan, Korea, Singapore, Spain, Sweden, Switzerland, and the United States. STERIS has distribution agreements with medical supply distributors in Australia and various countries in North and South America, Asia, and Europe.

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

Many of the Company’s customers are subject to government payment, reimbursement, or funding requirements. Changes in those requirements could adversely impact the Company. STERIS believes, however, that one of its strengths is its broad customer base with no single customer accounting for more than five percent of revenue during fiscal 2004. Customers who are part of a buying group generally make independent purchasing decisions and are invoiced directly by the Company.

Competition

The Company believes it is uniquely positioned with its combination of capital equipment, chemistries, and services. Competitors are typically focused on either capital equipment, chemistries, or services. The markets in which the Company’s business is conducted are highly competitive and often highly regulated. Such competition involves an intensive search for technological innovations and the ability to market these innovations effectively. The Company focuses significant resources on research and development and management believes that the Company is prepared to compete globally in search of technological innovations. In addition to expenditures relating to research and development, the Company continues to invest in quality control, customer programs, distribution systems, and technical and other information services.

Despite the focus that the Company devotes to developing competitive advantages, a number of competing methodologies and commercial products are available in individual product lines. Getinge AB, Advanced Sterilization Products (Johnson & Johnson), and 3M Corporation are well-known companies offering products for general sterilization and disinfection. Skytron (division of KMW Group, Inc.) and Getinge AB are competitors in providing general surgical tables. Berchtold Corporation, Getinge AB, Heraeus, and Skytron are competitors in major surgery operating room light products. Competitors in sterility assurance products include a number of different manufacturers of which the most well-known is 3M Corporation. Competitors in environmental and instrument decontamination products include Getinge AB, Ecolab Inc., and Cardinal. The Company’s high risk and routine skin care products compete against the products of Ecolab, Inc., Gojo (Provon), and Kimberly-Clark (SaniFresh). Cardinal, Becton Dickinson, Ecolab, Inc. and Purdue Frederick are competitors in providing surgical scrubs. Competitors in the original equipment manufacturing service business include local and in-hospital service groups. In contract sterilization, the Company primarily competes with Griffith Micro Science and SteriGenics International, Inc. (business units of Ion Beam Applications), and companies that sterilize products in-house. A competitor for the Company’s Life Sciences sterilization systems is Getinge AB.

In 1998, the FDA established 510(k) submission exemptions for many Class I devices, including certain surgical support products, which lessened the regulatory requirements for the introduction of these products. The lower regulatory barriers could accelerate new product introductions for the Company and its domestic competitors, as well as improve the ability of foreign competitors to introduce products into the United States market and, as a result, increase competition.

Competition for the products provided by the Company is based upon product design and quality, product innovation, price, and product serviceability that result in the greatest overall value to the customer. In addition, there is significant price competition among various instrument preparation processes and services provided by STERIS and its competitors.

STERIS anticipates that it may face increased competition in the future as new infection prevention, sterile processing, contamination control, and surgical support products and services enter the market. Numerous organizations, including several smaller early-stage companies, are believed to be working with a variety of technologies and sterilizing agents, including microwave, ozone, plasma, chlorine dioxide, peracids, and formaldehyde. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination. There can be no assurance that new products or services developed by the Company’s competitors will not be more commercially successful than those provided or developed by STERIS or that may be developed by STERIS in the future. In addition, some of STERIS’s existing or potential competitors may have greater financial, technical, and human resources than the Company. Accordingly, the Company’s competitors may succeed in developing and commercializing products more rapidly than the Company.

Government Regulation

Many of the Company’s products and manufacturing processes are subject to regulation by the FDA, the United States Environmental Protection Agency (“EPA”), the United States Nuclear Regulatory Commission, and other governmental authorities. Similar regulatory agencies exist in other countries with a wide variety of regulatory review processes and procedures. Many products offered for sale in Europe must meet the CE marking requirements, and must be manufactured in accordance with the Medical Devices Directive, ISO 9001, and EN 46001 Quality System Standards. The Company’s products are also subject to review or certification by various nongovernmental certification authorities, such as Underwriter’s Laboratories, Canadian Standards Association, British Standards Institute, and TUV (Germany). Compliance with the regulations and certification requirements of domestic and foreign government regulatory and certification authorities may delay or prevent product introductions, require additional studies or tests prior to product introduction, require product modification, reclassification, relabeling or recalls, or mandate cessation of production and marketing of existing products. The cost of compliance with applicable regulations represents a considerable expense, and such past, current or future regulations or their interpretation or application could have a material adverse impact on the Company.

In the United States, the FDA regulates the introduction, manufacturing, labeling, reclassification, record keeping, and recall requirements for medical devices and drugs. The FDA regulates the majority of the products manufactured by the Company, through marketing clearance, pre-market approvals, new drug approvals, or compliance with established monographs. The process of obtaining marketing clearance from the FDA for new products, new applications for existing products, and changes to existing products can be time-consuming and expensive. In addition, whether separate or additional approvals or marketing clearance is required under applicable regulations for any particular product is often a matter of interpretation and judgment. There is no assurance that approval or marketing clearances will be granted or maintained, that the FDA or other agencies will agree or continue to agree with all judgments made from time to time by the Company, that new marketing clearance, reclassification or relabeling will not be required for any particular new or existing product, or that review by the FDA or other agencies will not involve delays, costs or proceedings that will adversely affect the Company or its ability to commercialize additional products or existing products. Similar approvals and requirements by comparable agencies are present in most countries, and similar risks are present. International regulatory requirements may vary widely from country to country. The time required to obtain market clearance from a foreign country may be longer or shorter than that required by the FDA or other agencies, and clearance or approval or other product requirements may differ.

Even if regulatory clearances to market a product are obtained from the FDA or other international agencies, these clearances may entail limitations on the indicated uses of the product. Product clearances granted by the FDA or other agencies can also be withdrawn due to failure to comply with regulatory standards or the occurrence of other problems following initial approval. Regulatory requirements could also limit or prevent the manufacture or distribution of the Company’s products and require the post market review, reclassification, relabeling, or recall of such products. The application of these regulations depends heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. Further, additional government regulation may be established that could prevent, delay, revoke, or result in the rejection of regulatory clearance of the Company’s products. The effect of government regulation or interpretation or application thereof, which may arise from current or future legislation or administrative action cannot be predicted.

The FDA, various state agencies, and foreign regulatory agencies also have the right to inspect the Company’s facilities from time to time to determine, among other things, whether the Company is in compliance with various regulations relating to the Quality System Regulation (“QSR”). In complying with the QSR, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to achieve regulatory compliance.

In addition, the Company is subject to regulation under local, state, federal, and foreign law regarding occupational safety, environmental protection, import/export controls, tax matters, product sales and marketing, hazardous and toxic substance control, and to other present (and possible future) local, state, federal, and foreign regulation. The cost of compliance with these regulations represents a considerable expense to the Company, and such regulations or their interpretation or application could have a material adverse impact on the Company.

Failure to comply with any applicable regulatory requirements could result in sanctions being imposed on the Company, including warning letters, injunctions, money penalties, enforcement actions, investigations, cost recovery actions, civil litigation, failure of the FDA or comparable foreign agencies to grant pre-market clearance or pre-market approval of medical devices, product recalls, operating restrictions, and/or other administrative, civil and criminal sanctions. The Company has previously received warning letters, paid civil penalties, conducted product recalls, and been subject to other regulatory sanctions. The Company believes that no such sanctions that would have a material adverse effect on the Company’s consolidated financial condition are currently outstanding. The Company believes that it is currently in conformity in all material respects with applicable regulatory requirements. However, there can be no assurance that future or current regulatory, governmental, or private legal action will not be concluded in a manner adverse to the Company. Also see the discussion of “Legal Proceedings,” Part I, Item 3.

The Company has received all material licenses and permits it believes necessary to conduct its current manufacturing and contract sterilization businesses and believes that it will be able to obtain any permits necessary for the future conduct of its manufacturing and contract sterilization businesses. The Company is committed to compliance with applicable FDA, EPA, and other governmental laws and regulations and the standards promulgated by applicable nongovernmental certification authorities. However, there can be no assurance that compliance will be maintained in all circumstances.

Effects of Environmental Laws

The Company is subject to various laws and government regulations concerning environmental matters and employee safety and health in the United States and other countries. The Company has made and intends to continue to make necessary expenditures for compliance with these laws and regulations. While the Company cannot predict with certainty future capital expenditures or operating costs associated with environmental law and regulation compliance, the Company does not believe they will have a material effect on the Company’s capital expenditures, results of operation, cash flows, or competitive position.

Employees

As of March 31, 2004, the Company had approximately 5,100 employees. Management considers its relations with employees, including employees covered under collective bargaining agreements, to be good.

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

As of March 31, 2004, the Company held 262 United States patents and 590 foreign patents and had 111 United States patents and 210 foreign patents pending. Patents for individual products extend for varying periods according to the date of patent filing or grant and legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country.

The Company’s products are sold around the world under various brand names and trademarks. The Company considers its trademarks to be valuable in the marketing of its products. As of March 31, 2004, the Company had a total of 778 trademark registrations in the United States and in various foreign countries in which the Company conducts business.

Seasonality

The Company’s financial results have been from time to time subject to seasonal patterns. Sales and profitability of certain of the Company’s acquired and consolidated product lines have generally been weighted toward the latter part of each quarter and toward the latter part of each year. A number of factors have contributed to this seasonality, including sales promotion and compensation programs, customer buying patterns of capital equipment, and international business practices. There can be no assurance that such patterns or trends will continue.

Backlog

As of March 31, 2004, the Company maintained backlog orders in the amount of $129.6 million, of which, $57.0 million and $72.6 million related to the Company’s Healthcare segment and Life Sciences segment, respectively. As of March 31, 2003, the Company maintained backlog orders in the amount of $147.5 million, of which, $68.0 million and $79.5 million related to the Company’s Healthcare segment and Life Sciences segment, respectively. The majority of orders in both years were expected to ship in the subsequent fiscal year.

Subsequent Events

As of June 10, 2004, the Company had purchased 1,265,100 of its Common Shares during the first quarter of fiscal 2005, at an average price of $22.25 per Common Share leaving 973,700 Common Shares authorized for purchase.

Availability of Securities and Exchange Commission Filings

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the Securities and Exchange Commission (“SEC”). Copies of these materials can be obtained by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549 or by accessing the SEC’s website at http://www.sec.gov. Information may be obtained by calling the SEC at 1-800-SEC-0330. In addition, as soon as reasonably practicable, after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge, on or through the investor relations section of its website at http://www.steris.com. Also available on the Company’s website are the Company’s Corporate Governance Guidelines, Director Code of Ethics, and Code of Business Conduct, as well as Charters of the Company’s Audit and Financial Policy Committee, Compensation and Corporate Governance Committee, and the Compliance Committee of the Company’s Board of Directors. Information on the Company’s website is not incorporated into this report.

ITEM 2. PROPERTIES

The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2004. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

In the table below, “Contract Sterilization” refers to locations of the STERIS Isomedix Services segment, “Sterilization Services” refers to locations of the Healthcare segment and “Manufacturing/Warehousing” and “Sales Offices” refer to locations serving both the Healthcare and Life Sciences segments.

U.S. Locations (including Puerto Rico)
Montgomery, AL (2 locations)	Manufacturing/Warehousing	Owned (1), Leased (1)
Nogales, AZ	Contract Sterilization	Owned
Aliso Viejo, CA	Sales Office	Leased
Ontario, CA	Contract Sterilization	Owned
Temecula, CA	Contract Sterilization	Owned
Miami, FL	Sales Office	Leased
Libertyville, IL (2 locations)	Contract Sterilization	Owned
Morton Grove, IL	Contract Sterilization	Leased
Fitchburg, MA	Sterilization Services	Leased
Northborough, MA	Contract Sterilization	Owned
Bel Air, MD	Sales Office	Leased
Minneapolis, MN (2 locations)	Contract Sterilization	Leased
St. Louis, MO (3 locations)	Manufacturing/Warehousing	Owned (2), Leased (1)
Whippany, NJ	Contract Sterilization	Owned
Reno, NV	Warehousing	Leased
Chester, NY	Contract Sterilization	Owned
Groveport, OH	Contract Sterilization	Owned
Mentor, OH (9 locations)	Corporate Headquarters/ Manufacturing/Warehousing	Owned (7), Leased (2)
Erie, PA (3 locations)	Manufacturing/Operations	Owned (2), Leased (1)
Carolina, PR	Warehousing	Leased
Vega Alta, PR	Contract Sterilization	Owned
Spartanburg, SC	Contract Sterilization	Owned
Nashville, TN	Sterilization Services	Leased
El Paso, TX	Contract Sterilization	Owned
Sandy, UT	Contract Sterilization	Owned

Non-U.S. Locations
Brussels, Belgium	Sales Office	Leased
Sao Palo, Brazil	Sales Office	Leased
Mississauga, Canada	Warehousing/Sales Office	Leased
Quebec City, Canada (4 locations)	Manufacturing/Warehousing	Owned (1), Leased (3)
Saint Laurent, Canada	Sales Office	Leased
Whitby, Canada	Contract Sterilization	Owned
San Jose, Costa Rica	Sales Office	Leased
Basingstoke, UK	European Headquarters	Leased
Helsinki, Finland (2 location)	Manufacturing/Sales Office	Owned (1), Leased (1)
Paris, France	Sales Office	Leased
Cologne, Germany	Manufacturing/Sales Office	Leased
Segrate, Italy	Sales Office	Leased
Kobe, Japan	Sales Office	Leased
Tokyo, Japan	Sales Office	Leased
Seoul, S. Korea	Sales Office	Leased
Singapore	Sales Office	Leased
Madrid, Spain	Sales Office	Leased
Stockholm, Sweden (2 locations)	Manufacturing/Sales Office	Leased
Bruegg, Switzerland	Sales Office	Leased
Pieterlen, Switzerland	Manufacturing/Sales Office	Owned

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in a number of legal proceedings and claims, which the Company believes arise from the ordinary course of its business, given its size, history, complexity, nature of its business, and industries in which it participates. These legal proceedings and claims generally involve a variety of legal theories and allegations, including without limitation, personal injury (e.g., slip and falls, automobile accidents), product liability (e.g., based on the operation or claimed malfunction of products), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants), property damage (e.g., claimed damage due to leaking equipment, fire), economic loss (e.g., breach of contract, other commercial claims), employment (e.g., wrongful termination), and other claims for damage and relief. In fiscal 2004, the Company settled a wrongful discharge lawsuit with a former employee. In connection with that settlement, the Company became aware of an investigation initiated based on discussions between the former employee and the FDA regarding the Company’s SYSTEM 1® sterile processing system. The investigation is currently being conducted by the FDA and the U.S. Department of Justice and is ongoing. The Company has offered and intends to cooperate with the government agencies regarding this matter, if requested.

The Company believes it has adequately reserved for its current litigation and that the ultimate outcome of its pending lawsuits and claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, proceedings, investigations, or claims or their effect. The Company presently maintains product liability insurance coverage and other liability coverage in amounts and with deductibles that it believes are prudent.

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by the Company. Gains, if any, from these proceedings are recognized when they are realized.

Additional discussion regarding the Company’s commitments and contingencies is included in Item 7, Management’s Discussion and Analysis (“Contingencies”) and in Note 11 to the Company’s consolidated financial statements, “Commitments and Contingencies.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2004 fiscal year.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company, as of March 31, 2004.

Name	Age	Position
Les C. Vinney	55	President and Chief Executive Officer
William L. Aamoth	50	Vice President and Corporate Treasurer
Laurie Brlas	46	Senior Vice President and Chief Financial Officer
Dr. Peter A. Burke	55	Senior Vice President and Chief Technology Officer
David L. Crandall	57	Vice President and Group President, Applied Infection Control
Charles L. Immel	42	Senior Vice President and Group President, Healthcare
Mark D. McGinley	47	Vice President, General Counsel, and Secretary
Robert E. Moss	59	Vice President and Group President, STERIS Isomedix Services
Morten C. Nielsen	48	Vice President and Group President, Life Sciences
Gerard J. Reis	52	Senior Vice President and Group President, Defense and Industrial
Michael J. Tokich	35	Vice President and Corporate Controller

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

Dr. Peter A. Burke serves as Senior Vice President and Chief Technology Officer. He became Senior Vice President in March 2002. Dr. Burke joined the Company in March 2001 as Vice President and Chief Technology Officer. Prior to joining STERIS, Dr. Burke was employed by Carter-Wallace, Inc., a manufacturer and distributor of consumer and pharmaceutical products, from January 1996 to March 2001, serving most recently as Vice President, Research and Development.

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

Mark D. McGinley serves as Vice President, General Counsel, and Secretary. He joined the Company in March, 2002. Prior to joining STERIS, Mr. McGinley was employed by Noveon, Inc., an international specialty chemicals manufacturer. Mr. McGinley also served as Associate General Counsel of The Glidden Company and was employed by the BF Goodrich Company from 1990 to 2000 in various legal capacities, including General Counsel of BF Goodrich Sealants, Coatings and Adhesives Group.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information and Dividends

The Company’s Common Shares are traded on the New York Stock Exchange under the symbol “STE.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s Common Shares.

	Quarters Ended
	March 31	December 31	September 30	June 30

Fiscal 2004
High	$26.44	$23.46	$24.49	$28.24
Low	21.98	19.50	21.60	19.40
Fiscal 2003
High	$27.00	$27.66	$25.11	$23.25
Low	22.50	21.49	16.30	17.08

The Company has not paid any cash dividends on its Common Shares since its inception. Payment of dividends, if any, in the future is subject to the discretion of the Company’s Board of Directors. At May 28, 2004, there were approximately 1,668 shareholders of record of the Company’s Common Shares.

Issuer Purchases of Equity Securities

On July 24, 2002, the Company announced that its Board of Directors had authorized the purchase of up to 3.0 million STERIS Common Shares. The Company purchased no Common Shares under the Company’s Share repurchase programs during its fourth quarter of fiscal 2004.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended March 31,
	2004(1)(4)	2003(1)(4)(5)	2002(1)(4)(5)	2001(2)(4)(5)	2000(3)(4)(5)
	(in thousands, except per share data)
Statements of Income Data:
Net revenues	$1,087,012	$972,087	$866,697	$800,087	$760,626
Gross profit	457,899	408,821	355,201	311,458	298,825
Income from operations	140,356	125,769	80,613	24,174	29,706
Net income	$94,243	$79,436	$46,202	$1,317	$10,485
Net income per Common Share — basic	$1.36	$1.14	$0.67	$0.02	$0.16
Shares used in computing net income per share — basic	69,521	69,434	69,163	67,946	67,489
Net income per Common Share — diluted	$1.33	$1.12	$0.65	$0.02	$0.15
Shares used in computing net income per share — diluted	70,742	70,870	70,607	68,981	68,567
Balance Sheet Data:
Working capital	$272,250	$163,381	$146,534	$180,286	$228,200
Total assets	1,069,810	894,992	841,572	844,980	903,574
Long-term indebtedness	109,090	59,704	115,228	205,825	268,700
Total liabilities	389,111	325,462	354,427	420,596	482,480
Total shareholders’ equity	680,699	569,530	487,145	424,384	421,094

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Earnings for fiscal 2001 include a charge of $41,476, primarily related to plans for manufacturing consolidations, productivity improvements, and associated workforce reductions. Of the $41,476 charge, $21,510 was charged to cost of products sold and $19,966 was charged to selling, general, and administrative expenses in the consolidated statements of income.
(3)	Earnings for fiscal 2000 include a charge of $39,722, primarily related to plans for manufacturing consolidations, productivity improvements, and associated workforce reductions. Of the $39,722 charge, $24,808 was charged to cost of products sold and $14,914 was charged to selling, general, and administrative expenses in the consolidated statements of income.
(4)	Beginning in fiscal 2003, the Company ceased amortizing goodwill in accordance with Statement of Financial Accounting Standard 142. Goodwill amortization, net of tax, in the preceding years was $5,227 in fiscal 2002; $4,974 in fiscal 2001; and $3,296 in fiscal 2000.
(5)	Certain reclassifications have been made to conform to the fiscal 2004 presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with information contained in Item 1, “Business,” Item 6, “Selected Financial Data,” and information contained in the Company’s consolidated financial statements, included in Item 8, “Financial Statements and Supplemental Data.”

Non-GAAP Financial Measures

In the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1, “Business,” the Company, at times, may refer to information extracted from the Company’s consolidated financial statements, but not required to be presented in the financial statements under accounting principals generally accepted in the United States. Certain of this information is considered to be “non-GAAP financial measures” under the Securities and Exchange Commission rules. Specifically, the Company defines the following financial measures used in the context of this report on Form 10-K as follows:

Free Cash Flow- is defined by the Company as cash flows from operating activities as presented in the consolidated statements of cash flows, which are presented in Item 8, “Financial Statements and Supplemental Data,” less capital expenditures. Thus for the year ended March 31, 2004, free cash flow amounted to $55.7 million ($123.3 million cash flows from operating activities, less capital expenditures of $67.6 million). For the year ended March 31, 2003, free cash flow amounted to $74.7 million ($133.3 million cash flows from operating activities, less capital expenditures of $58.6 million). Management uses this as a measure to gauge the Company’s ability to sustain basic operations.

Backlog- is defined by the Company as the amount of unfilled purchase orders at a point in time. Thus, at March 31, 2004 and 2003, the Company’s backlog amounted to $129.6 million and $147.5 million, respectively. Management uses this as a measure to assist in the projection of short-term financial results of the Company.

Debt to Capital- is defined by the Company as total long-term debt divided by the sum of long-term debt and shareholders’ equity. The components of the calculation are presented in the Company’s consolidated financial statements, which are included in Item 8, “Financial Statements and Supplemental Data.” Thus, at March 31, 2004, debt to capital amounted to 13.8% ($109.1 million long-term debt divided by the sum of $109.1 million long-term debt plus $680.7 million shareholders’ equity). At March 31, 2003, debt to capital amounted to 9.50% ($59.7 million long-term debt divided by the sum of $59.7 million long-term debt plus $569.5 million shareholders’ equity). Management uses this as a measure to gauge the Company’s ability to borrow, provide strength/protection against creditors, fund growth, develop outside of basic business operations, and measure the risk of the Company’s financial structure.

Days Sales Outstanding- is defined by the Company as the average collection period for sales revenue. The components of the calculation are presented in the Company’s consolidated financial statements, which are included in Item 8, “Financial Statements and Supplemental Data.” At March 31, 2004, this measure can be calculated as accounts receivable ($255.4 million) divided by the trailing four quarters sales revenue ($1.09 billion) multiplied by 365. Thus at March 31, 2004, the Company’s days sales outstanding amounted to approximately 86 days. At March 31, 2003, this measure can be calculated as accounts receivable ($211.7 million) divided by the trailing four quarters sales revenue ($972.1 million) multiplied by 365. Thus at March 31, 2003, the Company’s days sales outstanding amounted to approximately 79 days. Management uses this figure to help gauge cash flows from operations.

In addition to the above-referenced non-GAAP financial measures, the Company sometimes refers to operating profit, operating margin, net income, earnings per share, and other financial figures on an “as adjusted” basis, excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the years presented. For example, when discussing changes in net revenues, the Company may, at times, exclude the impact of the Hamo Holding AG (“Hamo”) business acquisition on fiscal 2004 financial results.

The Company has presented these measures because it believes that meaningful analysis of the Company’s financial performance requires an understanding of certain additional factors underlying that performance and the Company’s judgments about those particular factors.

The Company has not presented non-GAAP financial measures in the context of its consolidated financial statements, included in Item 8, “Financial Statements and Supplementary Data.”

General Company Overview and Outlook

STERIS Corporation is an industry leader in the development, manufacturing, and marketing of infection prevention, contamination control, microbial reduction, and surgical and critical care support products and services for healthcare, scientific, research, industrial, and government customers throughout the world. During fiscal 2004, the Company made significant progress towards achieving its strategic objectives and was able to surpass the $1.0 billion revenue mark for the first time in Company history. This progress toward achieving the Company’s strategic objectives included:

•	Research and development of new technological innovations.

•	Implementation of cost reduction and quality initiatives.

•	Acquisition and investment in businesses that complement and expand the Company’s existing product and service offerings and allow the Company to expand its offerings to additional markets around the world.

•	Attracting and retaining talented individuals who are responsible for executing and delivering on the Company’s commitment to quality, customer service, and value to shareholders.

Detailed discussion of the Company’s fiscal 2004 performance is included in the sub-section of Management’s Discussion and Analysis of Financial Condition and Results of Operations titled “Results of Operations.” Further discussion of the Company’s fiscal 2004 performance related to each of its business segments is included in the sub-section titled “Business Segment Results of Operations.”

Looking ahead, the Company is committed to achieving a competitive advantage in its industries through technological innovations, investments in research and development, and product and geographic breadth. The Company anticipates that industry growth, coupled with market share gains, success of new products and services, and the integration of business acquisitions completed during fiscal 2004 will result in continued revenue and earnings growth for fiscal 2005.

Matters Affecting Comparability

The Company’s operating results for fiscal 2004 include the operating results for its business acquisitions completed during the fiscal year. The primary business acquisition completed during fiscal 2004 was the acquisition of Hamo, a leading provider of washing/decontamination systems used in the healthcare, pharmaceutical, and research industries. This transaction, which gives the Company a stronger European presence and allows the Company to offer a wider range of sterile processing solutions to customers worldwide, was completed as of April 8, 2003. The addition of Hamo to the Company’s operations contributed $38.3 million to total net revenues for the year ended March 31, 2004.

As the Company conducts business throughout the world using various local currencies, the Company’s operating results are impacted by currency movements relative to the U.S. dollar. During fiscal 2004, the Company’s net revenues were favorably impacted by approximately 2.3% as a result of foreign currency movements in relation to the U.S. dollar.

Results of Operations

The following subsections provide commentary regarding the results of operations of the Company for fiscal 2004 as compared to fiscal 2003 and for fiscal 2003 as compared to fiscal 2002.

Fiscal Year 2004 as Compared to Fiscal Year 2003

The following subsections describe some of the significant components of the Company’s results of operations and provide a comparison of the year ended March 31, 2004 to the year ended March 31, 2003.

Net Revenue

The following table illustrates the change in net revenue for the year ended March 31, 2004 as compared to the year ended March 31, 2003:

(dollars in thousands)	2004	2003	Change	Percent Change

Net Revenues
Product revenue	$754,521	$687,024	$67,497	9.8%
Service revenue	332,491	285,063	47,428	16.6%

Total Net Revenues	$1,087,012	$972,087	$114,925	11.8%

Total net revenues consist of product and service revenues from the Company’s three business segments, net of sales returns and allowances.

Product net revenue consists primarily of net revenue from the sterile processing family of products, which includes sterilizers, washing systems, freeze dryers, and VHP technology; the surgical support family of products, which includes lights, tables, and ceiling management systems; the accessory family of products, which includes sterilization, washer, light, and table accessory products; and the consumable product family, which includes STERIS SYSTEM 1® consumables and various wraps, lotions, and cleaning consumables. For the year ended March 31, 2004, product net revenues represented 69.4% of total net revenues, as compared to 70.7% of total net revenues for the year ended March 31, 2003.

Service net revenue consists primarily of net revenue from parts and labor in connection with the servicing of the Company’s capital products, as well as net revenues from the STERIS Isomedix Services segment. For the year ended March 31, 2004, service net revenue was 30.6% of total net revenues, as compared with 29.3% of total net revenues for the year ended March 31, 2003.

On a consolidated basis, total net revenues increased 11.8% to $1.09 billion for the year ended March 31, 2004 as compared to $972.1 million for the prior fiscal year. The year over year net revenue growth was a result of the Company’s marketing programs, pricing strategies, the introduction of new products and services developed internally and through strategic alliances, the continued penetration of new international markets, and tactical acquisitions. Fiscal 2004 net revenues were favorably impacted by approximately 2.3% as a result of foreign currency movements in relation to the U.S. dollar. Of the $114.9 million year over year change in net revenues, $41.5 million can be attributed to the integration of Hamo and Sterion to the Company’s fiscal 2004 operations. Excluding the impact of the Hamo business acquisition and the Sterion asset purchase, organic net revenue growth was 7.6% during fiscal 2004.

For the year ended March 31, 2004, consolidated net revenues derived from the sale of capital equipment were $534.1 million, or 49.1% of consolidated net revenues, as compared to $467.6 million, or 48.1%, for the year ended March 31, 2003, representing an increase of $66.5 million, or 14.2%, year over year.

For the year ended March 31, 2004, consolidated net revenues generated from recurring revenue streams, which consists of consumable products and services offered by the Company, were $552.9 million, or 50.9% of consolidated net revenues, as compared to $504.5 million, or 51.9%, for the year ended March 31, 2003, representing an increase of $48.4 million, or 9.6%, year over year.

Further discussion regarding the Company’s fiscal 2004 segment net revenues and a detailed analysis of the change in fiscal 2004 segment net revenues as compared to fiscal 2003 is included in the subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations titled “Business Segment Results of Operations.”

The following table illustrates the change in total net revenue on a geographic basis for the year ended March 31, 2004 as compared to March 31, 2003.

					Percent of Total Net Revenues
(dollars in thousands)	2004	2003	Change	Percent Change	2004	2003

Net Revenues
United States	$842,512	$786,239	$56,273	7.2%	77.5%	80.9%
International	244,500	185,848	58,652	31.6%	22.5%	19.1%

Total Net Revenues	$1,087,012	$972,087	$114,925	11.8%	100%	100%

For the year ended March 31, 2004, international net revenues represented 22.5% of total net revenues as compared to 19.1% for the year ended March 31, 2003. As compared to the year ended March 31, 2003, total international net revenues increased 31.6%. Of the $58.7 million year over year change in international revenues, $32.7 million can be attributed to the integration of the Hamo product and service offerings. Excluding the impact of the Hamo business acquisition, organic international revenue growth was $26.0 million, or 14.0%.

Cost of Revenues

The following table illustrates the change in the cost of revenues for the year ended March 31, 2004 as compared to March 31, 2003 and provides a comparison of the Company’s gross profit information for fiscal 2004 as compared to fiscal 2003:

(dollars in thousands)	2004	2003	Change	Percent Change

Cost of Revenues
Product	$439,915	$392,964	$46,951	11.9%
Service	189,198	170,302	18,896	11.1%

Total Cost of Revenues	$629,113	$563,266	$65,847	11.7%

Gross Profit
Product	$314,606	$294,060	$20,546	7.0%
Service	143,293	114,761	28,532	24.9%

Total Gross Profit	$457,899	$408,821	$49,078	12.0%

Gross Profit Percentage
Product	41.7%	42.8%
Service	43.1%	40.3%

Total Gross Profit Percentage	42.1%	42.1%

The cost of revenues as a percentage of total consolidated net revenues remained flat at 57.9% in both fiscal 2004 and fiscal 2003, with the corresponding gross profit percentage remaining flat at 42.1%. The gross profit percentage remained flat in fiscal 2004 as compared to fiscal 2003 due to the shift in the product mix in fiscal 2004 which included higher sales volumes of lower margin capital equipment relative to the prior fiscal year, offset by higher service margins. In absolute dollars, the cost of revenues increased 11.7% in fiscal 2004 to $629.1 million from $563.3 million during fiscal 2003.

Operating Expenses

The following table illustrates the change in operating expenses for the year ended March 31, 2004 as compared to the year ended March 31, 2003:

(dollars in thousands)	2004	2003	Change	Percent Change

Operating Expenses
Selling, general, and administrative	$289,089	$257,527	$31,562	12.3%
Research and development	28,454	25,525	2,929	11.5%

Total Operating Expenses	$317,543	$283,052	$34,491	12.2%

Significant components of total selling, general, and administrative expenses are compensation and associated costs, fees for professional services, travel and entertainment, and other general and administrative operating expenses. As a percent of total net revenues, selling, general, and administrative expenses were 26.6% for the year ended March 31, 2004 as compared to 26.5% for the year ended March 31, 2003. For the year ended March 31, 2004, professional service fees increased $6.9 million, or 33.0%, as compared to the year ended March 31, 2003. The increased fees for professional services are primarily a result of the Company’s ongoing efforts to fully implement and integrate an enterprise resource planning (“ERP”) system. Travel and entertainment expenses for fiscal 2004 amounted to $18.8 million, representing an increase of 7.9% over the prior year ended March 31, 2003. Travel and entertainment expenses increased during fiscal 2004 as a result of additional travel resulting from the Company’s business acquisitions and integration thereof, additional travel costs related to marketing and promotion of the Company’s products and services, as well as travel expenses related to sales force activities. General and administrative expenses increased by approximately $11.9 million for the year ended March 31, 2004, as compared to the year ended March 31, 2003. The most significant component of the change in general and administrative expenses was insurance expense, which increased $1.9 million, or 16.0% from the prior fiscal year. Increased insurance expense for fiscal 2004 was primarily a result of increased coverage and premium expense across all of the Company’s operations, foreign and domestic.

As a percent of total net revenues, research and development expenses were 2.6% for the years ended March 31, 2004 and 2003. As compared to the year ended March 31, 2003, research and development expenses increased by $2.9 million, or 11.5%, during fiscal 2004. The increase in research in development expenses, year over year, is attributable to an increased emphasis on new product development, existing product improvement, and research and development facility enhancement projects.

Interest Expense, net

The following table illustrates the change in interest expense, net for the year ended March 31, 2004 as compared to the year ended March 31, 2003:

(dollars in thousands)	2004	2003	Change	Percent Change

Interest Expense, Net	$2,272	$1,651	$621	37.6%

Interest expense, net consists primarily of interest expense on long-term debt, offset by interest earned on cash, cash equivalents, and short-term investment balances. The increase in interest expense, net for the year ended March 31, 2004 as compared to the year ended March 31, 2003 is primarily a result of an increase in the average outstanding debt balance during fiscal 2004, a majority of which related to additional debt from the $100 million private placement completed in December 2003. Additional information regarding the $100 million private placement is included in Note 6 to the Company’s consolidated financial statements, “Long-Term Debt,” and in the subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations titled “Liquidity and Capital Resources.”

Income Taxes

The following table illustrates the change in income tax expense for the year ended March 31, 2004 as compared to the year ended March 31, 2003 and provides a comparison of the effective tax rate for the year ended March 31, 2004 as compared to March 31, 2003:

(dollars in thousands)	2004	2003	Change	Percent Change

Income Taxes	$43,841	$44,682	$(841)	-1.9%
Effective Tax Rate	31.7%	36.0%

For fiscal 2004, the Company realized a lower effective tax rate as compared to fiscal 2003. The effective tax rates for both years are different from the U.S. federal statutory income tax rate. The effective tax rate variance from the U.S. federal statutory income tax rate in fiscal 2004 is due primarily to tax planning initiatives which have resulted in the Company’s ability to recognize foreign tax benefits in the U.S. related to taxes paid on earnings of foreign operations. The fiscal 2003 variance is due to state and local income taxes and a favorable change in the method in which research and development credits are calculated.

Business Segment Results of Operations

Effective April 1, 2003, management realigned the Company into three business segments to focus resources on specific missions and customer groups to achieve the Company’s long-term strategic initiatives and to capture targeted growth opportunities. As a result, the Company began reporting in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. The following provides a brief description of each business segment:

•	Healthcare Segment- includes the Company’s Healthcare business and the Company’s skincare business, now known as Applied Infection Control. The Healthcare segment competes within a variety of areas in the global medical products marketplace. Each area is directly or indirectly associated with the infrastructure utilized within surgical environments in hospitals, teaching facilities, universities, and alternate surgical facilities. The Healthcare business includes surgical support, sterile processing, equipment services, and contract sterilization for hospitals. The Applied Infection Control business unit consists of hygiene and infection control products sold into acute care, non-acute care, and institutional/industrial markets.

•	Life Sciences Segment- consists of the Life Sciences business and Defense and Industrial business. The Life Sciences business provides capital equipment, cleaning chemistries, and services to pharmaceutical and biopharmaceutical manufacturers, research and development operations, as well as public and private research institutions. The Defense and Industrial business consists of the Company’s Strategic Technology Enterprises, Inc. subsidiary, which addresses emerging opportunities related to the threat of biological and chemical contamination.

•	STERIS Isomedix Services Segment- generally consists of contract sterilization, microbiological reduction, and materials modification services in the form of ethylene oxide, gamma, and electron beam processing technologies. This segment serves customers in several diverse industries including medical devices, labware, pharmaceuticals, food packaging, spices, cosmetics, and materials modification.

The following table provides a summary of the Company’s net revenues by business segment for fiscal 2004 as compared to fiscal 2003. It should be read in conjunction with the detailed analysis that follows. Fiscal 2003 financial information has been reclassified based upon the fiscal 2004 segment reporting structure.

(dollars in thousands)	2004	2003	Change	Percent Change

Net Revenues
Healthcare	$752,881	$697,451	$55,430	7.9%
Life Sciences	246,116	195,302	50,814	26.0%
STERIS Isomedix Services	88,015	79,334	8,681	10.9%

Total Net Revenues	$1,087,012	$972,087	$114,925	11.8%

Healthcare- Healthcare segment net revenues represented 69.3% of total net revenues for the year ended March 31, 2004 as compared to 71.7% for the year ended March 31, 2003. The increase in Healthcare net revenues for fiscal 2004 of 7.9% is primarily a result of net revenues realized from acquired businesses and strong service net revenue growth. During 2004, the integration of the operations of Hamo resulted in Healthcare net revenue of $23.1 million. These revenues represent 41.7% of the $55.4 million year over year change in Healthcare net revenue. Excluding the impact of the Hamo business acquisition, Healthcare net revenue increased 4.6% during fiscal 2004 as compared to fiscal 2003. Demand for smaller order capital goods from hospitals decreased during fiscal 2004. It would appear that many hospitals are spending their limited capital budgets on larger facility construction projects, which may be forcing them to slow down replacement equipment purchases. The slowdown in hospital expenditures for replacement equipment was partially offset by an increased focus on service offerings, as hospital customers attempted to extend the life of existing equipment. During fiscal 2004, the Company improved its service offerings, by introducing five new levels of service provisions to better meet customer needs. These new service offerings in fiscal 2004 also served to drive an increase in Healthcare services net revenue. For fiscal 2005, the Company expects the lower level of expenditures for replacement equipment by hospitals to continue. The Company expects that increased service purchases by hospitals, enhanced service lines, successful integration of fiscal 2004 business acquisitions, and the introduction of new product offerings will help to offset the potential diminution of capital expenditures by hospitals.

Life Sciences- Life Sciences segment net revenues represented 22.6% of total net revenues for the year ended March 31, 2004 as compared to 20.1% for the year ended March 31, 2003. The increase in Life Sciences net revenues for fiscal 2004 of 26.0% is primarily a result of net revenues realized from acquired businesses, strong demand from the pharmaceutical industry, and increased net revenues from the Defense and Industrial business, where the Company is collaborating with the United States Department of Defense regarding certain chemical and biological decontamination products. During fiscal 2004, the integration of the operations of Hamo resulted in Life Sciences product net revenue of $15.2 million. These revenues represent 29.9% of the $50.8 million year over year change in Life Sciences product net revenue. Excluding the impact of the Hamo business acquisition, Life Sciences net revenue increased 18.2% during fiscal 2004 as compared to fiscal 2003. For fiscal 2005, the Company expects continued net revenue growth from pharmaceutical companies, particularly in the European market. The Company also anticipates continued growth in net revenues from its work with governmental entities, such as the Department of Defense and the Federal Aviation Administration.

STERIS Isomedix Services- STERIS Isomedix Services net revenue represented 8.1% of total net revenues for the year ended March 31, 2004 as compared to 8.2% for the year ended March 31, 2003. The increase in STERIS Isomedix Services net revenues for fiscal 2004 of 10.9% is primarily a result of increased demand from medical device manufacturers for ethylene oxide sterilization. During fiscal 2004, the Company began to fill recently expanded gamma irradiation capacity in several locations which is expected to satisfy foreseeable demand requirements.

The following table provides a summary of the Company’s operating results by business segment for fiscal 2004 as compared to fiscal 2003. It should be read in conjunction with the detailed analysis that follows. Fiscal 2003 financial information has been reclassified based upon the fiscal 2004 segment reporting structure.

(dollars in thousands)	2004	2003	Change	Percent Change

Operating Income
Healthcare	$121,748	$114,232	$7,516	6.6%
Life Sciences	4,977	795	4,182	526.0%
STERIS Isomedix Services	13,631	10,742	2,889	26.9%

Total Operating Income	$140,356	$125,769	$14,587	11.6%

To calculate segment operating income, the Company reduces the respective segment’s net revenues by direct expenses and indirect cost allocations, which reflect the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are typically based on each segments portion of net revenues, headcount, or other variables in relation to the total Company.

The Company’s consolidated operating income increased $14.6 million, or 11.6%, to $140.4 million during fiscal 2004 from $125.8 million during fiscal 2003.

The Healthcare segment’s operating income increased 6.6%, or $7.5 million, compared to fiscal 2003, attributable to a 7.9% increase in revenue generated by certain general product and service pricing initiatives, a favorable mix shift from lower margin capital goods to higher margin consumable products and services, which were complemented with the acquisitions of Hamo and the Sterion product line. The impact of these increases was partially offset by increased direct and indirect operating expenses as discussed above in the section titled “Operating Expenses.”

The Life Sciences segment’s operating income increased significantly year over year to $5.0 million compared to $0.8 million in the prior fiscal year. The increase in Life Sciences segment’s operating income was attributable to increased net revenues of 26.0% during fiscal 2004 resulting from increased customer demand, the favorable impact of foreign currency exchange rates during fiscal 2004, and the incremental impact of the Hamo acquisition. In addition, the continued initiatives focused on improvements of manufacturing processes resulted in additional operational efficiencies, which also contributed to the year over year increase in operating income. The impact of these increases was partially offset by increased direct and indirect operating expenses as discussed above in the section titled “Operating Expenses.”

STERIS Isomedix Services segment year over year operating income increased 26.9% during fiscal 2004 to $13.6 million compared to $10.7 million during fiscal 2003. STERIS Isomedix Services segment’s operating income increase was attributable to net revenue growth of 10.9% during fiscal 2004 versus fiscal

2003, successful pricing initiatives, and increased customer demand for higher margin services. The impact of these increases was partially offset by increased direct and indirect operating expenses as discussed above in the section titled “Operating Expenses.”

Fiscal Year 2003 as Compared to Fiscal Year 2002

Overview

During fiscal 2003, the Company continued to strengthen financially due to the execution of the Company’s operational and strategic initiatives. Revenues for fiscal 2003 increased $105.4 million or 12.2% to $972.1 million, compared to $866.7 million in fiscal 2002. Year over year revenue growth was driven by increased demand in each of the Company’s Healthcare, Life Sciences, and STERIS Isomedix Services Segments.

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

The Company produced cash flows from operations of $133.3 million in fiscal 2003, a decrease of 6.1% compared with fiscal 2002 operating cash flows of $142.0 million. The Company used the cash flows primarily to reduce its outstanding debt by $58.1 million and to purchase $16.1 million of the Company’s Common Shares. The reduction of the Company’s debt levels reduced its debt-to-capital ratio to 9.5% at March 31, 2003 as compared to 19.1% at March 31, 2002. The Company also utilized these cash flows to invest in $58.6 million of property, plant, and equipment as the Company continued to increase its production capacity and began the implementation of a new ERP system.

Results of Operations

Net Revenues and Cost of Revenues

(dollars in thousands)	2003	2002	Change	Percent Change

Healthcare	$697,451	$635,821	$61,630	9.7%
Life Sciences	195,302	158,296	37,006	23.4%
STERIS Isomedix Services	79,334	72,580	6,754	9.3%

Total net revenues	972,087	866,697	105,390	12.2%
Cost of revenues	563,266	511,496	51,770	10.1%

Gross profit	$408,821	$355,201	$53,620	15.1%

Gross profit percentage	42.1%	41.0%

The increase in Healthcare revenues for fiscal 2003 reflected a higher level of capital spending among U.S. hospitals. The increase in Life Sciences revenues reflected strong demand primarily from pharmaceutical producers and from capacity expansions. Both segments benefited in fiscal 2003 from the successful introduction of new products.

Net revenues for fiscal 2003 from capital goods were $467.6 million, or 48.1% of consolidated revenues, as compared to $405.3 million, or 46.8%, in fiscal 2002. Revenues from capital goods increased $62.3 million, or 15.4% in fiscal 2003 compared to fiscal 2002. Fiscal 2003 recurring revenues contributed $504.5 million, or 51.9% of consolidated revenues, as compared to $461.4 million, or 53.2%, in fiscal 2002. Recurring revenues from consumables and services increased $43.1 million, or 9.3% in fiscal 2003 compared to fiscal 2002.

United States revenues for fiscal 2003 were $786.2 million, or 80.9% of consolidated revenues, with $185.9 million, or 19.1% from international markets. United States revenues for fiscal 2002 were $733.6 million, or 84.6% of total revenues, with $133.1 million, or 15.4% from international markets.

Cost of revenues increased 10.1% in fiscal 2003 to $563.3 million from $511.5 million in fiscal 2002. The cost of revenues as a percentage of revenues was 57.9% in fiscal 2003 compared to 59.0% in fiscal 2002. The corresponding gross profit percentage for fiscal 2003 was 42.1% compared to 41.0% in fiscal 2002. Gross profit increased in fiscal 2003 due to pricing improvements and cost savings from distribution efficiencies. These margin improvements were offset by an increase in sales of lower gross profit Life Sciences capital equipment. In fiscal 2002, gross profit was negatively impacted by inefficiencies related to the Company’s capacity expansion efforts and continuing plant consolidation costs associated with selected product lines. These continuing plant consolidation costs consisted primarily of moving costs for inventory and machinery and equipment that will be utilized at other locations, as well as continuing employee relocation and retraining costs. Most plant consolidation efforts were completed by March 2002.

Operating Expenses

(dollars in thousands)	2003	2002	Change	Percent Change

Selling, general, and administrative	$257,527	$252,882	$4,645	1.8%
Research and development	25,525	21,706	3,819	17.6%

Total operating expenses	$283,052	$274,588	$8,464	3.1%

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

Interest Expense, Net

Interest expense, net, decreased 76.7% to $1.7 million in fiscal 2003 compared to $7.3 million in fiscal 2002. The decrease was due primarily to the effects of lower interest rates and the reduction in the amount of debt outstanding. Additionally, the Company reduced its outstanding debt $55.2 million in fiscal 2003 to $61.7 million at March 31, 2003.

Income Taxes

Income tax expense was 36.0% of pretax income in fiscal 2003, compared to 37.0% in fiscal 2002. The comparable effective tax rates for both years are different from the U.S. federal statutory income tax rate primarily because of state and local income taxes, goodwill amortization (in fiscal 2002), and a favorable change in the method in which research and development credits are calculated.

Liquidity and Capital Resources

The following table summarizes significant components of the Company’s cash flow statement for the years ended March 31, 2004 and 2003:

Cash Flows

(dollars in thousands)	2004	2003	Change

Operating activities:
Net income	$94,243	$79,436	$14,807
Non-cash items	70,826	63,429	7,397
Changes in operating assets and liabilities	(41,767)	(9,574)	(32,193)

Net cash provided by operating activities	$123,302	$133,291	$(9,989)

Investing activities:
Purchases of property, plant and equipment	$(67,560)	$(58,592)	$(8,968)
Investment in business, net of cash acquired	(37,599)	(140)	(37,459)
Purchase of business related assets	(2,900)	—	(2,900)

Net cash used in investing activities	$(108,059)	$(58,732)	$(49,327)

Financing activities:
Proceeds from issuance of long-term obligations	$100,000	$—	$100,000
Payments on long-term obligations and line of credit, net	(57,199)	(58,100)	901
Purchase of treasury shares	(16,609)	(16,070)	(539)
Stock option and other equity transactions, net	11,845	11,344	501

Net cash provided by (used in) financing activities	$38,037	$(62,826)	$100,863

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $123.3 million for the year ended March 31, 2004 compared to $133.3 million for the year ended March 31, 2003. The decrease in the net cash inflow from operating activities of $10.0 million is primarily a result of an increase in the cash outflows for working capital purposes, partially offset by an increase in net income of $14.8 million, or 18.6%, and an increase in non-cash items of $7.4 million. The following table illustrates the key components of the Company’s working capital as of March 31, 2004 and 2003:

Working Capital

(dollars in thousands)	2004	2003	Change	Percent Change

Cash and cash equivalents	$80,408	$25,941	$54,467	210.0%
Accounts receivable, net	255,437	211,687	43,750	20.7%
Inventories	98,249	90,135	8,114	9.0%
Deferred income taxes	18,246	14,904	3,342	22.4%
Prepaid expenses and other assets	10,338	11,765	(1,427)	-12.1%

Total current assets	$462,678	$354,432	$108,246	30.5%

Current portion of long-term indebtedness	$4,049	$1,959	$2,090	106.7%
Accounts payable	67,988	72,969	(4,981)	-6.8%
Accrued income taxes	2,277	15,098	(12,821)	-84.9%
Accrued expenses and other	116,114	101,025	15,089	14.9%

Total current liabilities	$190,428	$191,051	$(623)	-0.3%

Working capital	$272,250	$163,381	$108,869	66.6%

Debt-to-total capital ratio	13.8%	9.5%

The most significant components of the changes in the Company’s working capital for fiscal 2004 were accounts receivable, inventories, accounts payable, accrued income taxes, and accrued expenses and other. Following is a discussion of these components as of March 31, 2004 and an analysis of the change in these components from March 31, 2003.

•	Accounts receivable, net- Accounts receivable, net increased 20.7% to $255.4 million as of March 31, 2004 as compared to $211.7 million at March 31, 2003. Several factors explain the fluctuation of accounts receivable from the prior year, including an increase in sales during the fourth quarter of fiscal 2004 of $22.4 million as compared to the fourth quarter of fiscal 2003, the integration of the Hamo business acquisition into the operations of the Company and the change in the current year foreign currency translation adjustments as compared to the prior year. In addition, the Company’s day’s sales outstanding increased year over year from 79 days at March 31, 2003 to 86 days at March 31, 2004.

•	Inventories- Inventory increased 9.0% to $98.2 million as of March 31, 2004 as compared to $90.1 million at March 31, 2003. Excluding the impact of the integration of the Hamo business acquisition which contributed $9.0 million to the March 31, 2004 inventory balance, inventory levels remained relatively constant as compared to March 31, 2003. The Company has established targeted inventory production levels at certain production plants in a process called level-loading, where a constant stream of inventory production occurs, which may result in varying levels of inventory during the year, as a result of customer demand variances.

•	Accounts payable- Accounts payable decreased by approximately 6.8% to $68.0 million as of March 31, 2004 as compared to $73.0 million as of March 31, 2003. Excluding the impact of the integration of the Hamo business acquisition, which contributed $2.6 million to the March 31, 2004 accounts payable balance, accounts payable decreased $7.6 million, or 10.4%. Many of the Company’s accounts payable obligations have varying payment dates, with some payment due dates falling before or after the Company’s fiscal year-end. As a result, the Company’s outstanding accounts payable balances are subject to fluctuation based upon these varying payment dates. In addition, the implementation of the Company’s new ERP system during fiscal 2004 has enabled the Company to manage accounts payable more efficiently, resulting in timelier processing.

•	Accrued income taxes- Accrued income taxes have decreased year over year as a result of lower federal and foreign income tax obligations at March 31, 2004 as compared to March 31, 2003. As of March 31, 2004, accrued federal income taxes decreased $7.0 million to $4.2 million as compared to $11.2 million at the prior fiscal year end. In addition, at March 31, 2004, the Company had recorded a receivable for foreign income taxes of $2.4 million as compared to a payable of $2.3 million during the prior fiscal year end. These reductions in income taxes payable are a result of certain tax planning initiatives which have resulted in the Company’s ability to recognize foreign tax benefits related to taxes paid on earnings of foreign operations taxed in the United States.

•	Accrued expenses and other- Accrued expenses and other increased $15.1 million to $116.1 million as of March 31, 2004 as compared to the prior fiscal year-end. Significant drivers of the increase in accrued expenses and other were an increase in payroll and related liabilities of $3.4 million from $38.3 million at March 31, 2003 to $42.0 million at March 31, 2004 as a result of increased compensation levels; an increase in accrued insurance reserves of $3.0 million from $11.1 million at March 31, 2003 to $14.1 million at March 31, 2004 due to an increase in estimated incurred but not yet reported claims as actuarially determined; an increase in accrued dealer commissions of $1.5 million from $4.1 million at March 31, 2003 to $5.6 million at March 31, 2004 as a result of increased sales and revenues; and an increase in accrued professional fees of $2.8 million from $.5 million at March 31, 2003 to $3.3 million at March 31, 2004 related primarily to professional fees associated with the implementation and integration of an enterprise-wide ERP system.

Net Cash Used in Investing Activities

Net cash used in investing activities was $108.1 million for the year ended March 31, 2004 compared to $58.7 million for the year ended March 31, 2003. The increase in the cash outflow from investing activities is primarily a result of an increase in capital expenditures of $9.0 million, cash outflow of $37.6 million, net of cash acquired, related to the acquisition of Hamo, and cash outflow from the purchase of Sterion business related assets of $2.9 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $38.0 million for the year ended March 31, 2004, as compared to net cash used in financing activities of $62.8 million for the year ended March 31, 2003. The following discussion summarizes the significant components of cash provided by financing activities for fiscal 2004 and provides an analysis of changes in the current year cash flows from financing activities as compared to fiscal 2003:

•	Proceeds from issuance of long term obligations- In December 2003, the Company issued $100 million of notes in a private placement to certain investors. A portion of the proceeds of this transaction were used to pay off the balance in the Company’s existing credit facility. Remaining amounts will enable the Company to fund future growth, potential acquisitions, and strategic arrangements. Additional discussion of the Company’s long-term debt structure is included in Note 6 to the Company’s consolidated financial statements, “Long-Term Debt,” and in the subsection of “Liquidity and Capital Resources,” titled “Sources of Credit.”

•	Payments on long-term obligations and line of credit facility, net- As a result of the facility terms of the $100 million private placement, an existing unsecured revolving line of credit facility was reduced from $325 million to $275 million. A portion of the proceeds of the $100 million private placement were used to pay down balances of the Company’s $275 million unsecured revolving line of credit facility (as amended and restated in March 2004). Additional discussion of the Company’s credit facility structure is included in Note 6 to the Company’s consolidated financial statements, “Long-Term Debt,” and in the subsection of “Liquidity and Capital Resources” titled “Sources of Credit.”

•	Purchase of treasury Shares- As discussed in Note 15 to the Company’s consolidated financial statements, “Treasury Shares,” the Company’s Board of Directors has authorized the periodic repurchase of the Company’s Common Shares. From time to time, as favorable market conditions exist, the Company engages in open market transactions to repurchase its Common Shares. During fiscal 2004, the Company purchased 761,200 of its Common Shares at an average purchase price of $21.82 per share as compared to 900,000 of its Common Shares at an average purchase price of $17.86 per share during fiscal 2003.

•	Stock option and other equity transactions- Cash flows from stock option and other equity transactions are primarily derived from the issuance of the Company’s Common Shares under various employee stock compensation programs. During fiscal 2004 and fiscal 2003, cash proceeds from the issuance of Common Shares under these programs totaled $11.8 million and $11.0 million, respectively.

Cash Requirements

The Company currently intends to fund short and long-term capital requirements, as well as liquidity needs, with existing cash and cash equivalent balances as well as cash generated by operations. The Company believes that such cash and cash equivalents will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the Company’s capital requirements will depend on many factors, including the Company’s rate of sales growth, market acceptance of the Company’s products and services, costs of securing access to adequate manufacturing capacities, the timing and extent of research and development projects, and changes in operating expenses, all of which are subject to uncertainty. To the extent that the Company’s existing cash, cash equivalents, and cash generated by operations are insufficient to fund the Company’s future activities, the Company may need to draw on existing credit facilities or raise additional funds through public or private debt or equity financing. In addition, the Company may enter into acquisitions or other strategic arrangements in the future, which could also require additional debt or equity financing. Additional funds may not be available on favorable terms to the Company, or at all.

Sources of Credit

The following table summarizes the Company’s sources of credit as of March 31, 2004:

(dollars in thousands)	Maximum Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2004 Outstanding	March 31, 2004 Available
Private Placement	$100,000	$–	$100,000	$—
Credit Facility(1)	275,000	26,071	—	248,929
Other Debt	14,192	–	13,139	1,053

Total Credit Sources	$389,192	$26,071	$113,139	$249,982

(1)	Credit Facility availability is reduced by letters of credit issued under a sub-limit within the Credit Facility.

As of March 31, 2004, the Company’s sources of funding from credit were as follows:

•	In December 2003, the Company issued $100 million of notes in a private placement to certain institutional investors in an offering exempt from the registration requirements of the Securities and Exchange Act of 1933. The proceeds of this offering were used to pay off the existing balance in the prior $325 million credit facility with the remaining balance invested in short-term marketable securities. The outstanding notes have varying maturity dates through the next twelve years and accrue interest at varying interest rates ranging from 4.20% to 5.38%.

•	The Company currently has $248.9 million of funding available from a $275 million revolving credit facility. The revolving credit facility matures on March 29, 2009 and provides a multi-currency borrowing option. At the Company’s option, borrowings under the five-year credit facility bear interest at a rate equal to (1) LIBOR, or (2) the greater of the Prime rate established by KeyBank National Association, Cleveland, Ohio, and the Federal Funds effective rate plus 0.50%; plus, in each case, applicable margins based upon the Company’s leverage ratio.

•	At March 31, 2004, other debt consisted of borrowings under Hamo bank facilities which totaled approximately $6.0 million, industrial development revenue bonds which totaled approximately $3.6 million, capital lease obligations which totaled approximately $2.4 million, and other miscellaneous obligations which totaled approximately $1.1 million.

Additional information regarding the Company’s debt structure and a stratification of payment obligations are further discussed in Note 6 to the Company’s consolidated financial statements and in the subsection of “Liquidity and Capital Resources” titled “Contractual and Commercial Commitments.”

Capital Expenditures

A component of the Company’s long-term strategy is its capital expenditure program. This program includes, among other things, investments in new and existing facilities, business expansion projects, and information technology enhancements. During 2004, the Company’s capital expenditures amounted to $67.6 million, resulting in free cash flow from operations of $55.7 million. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents. At March 31, 2004, the Company anticipates that future capital expenditures will be in line with historical trends. The

Company’s current expectations about future capital expenditures are inherently uncertain as future events can occur which could cause anticipated capital expenditure levels to change.

Contractual and Commercial Commitments

As of March 31, 2004 and 2003, the Company was contingently liable in the amount of $48.6 million and $53.8 million, respectively, under standby letters of credit and surety bonds. Approximately $10.0 million and $11.7 million, respectively, of the totals at March 31, 2004 and 2003 relate to letters of credit required as security under the Company’s self-insured risk retention policies. The remaining balances in each year relate to performance bonds on long-term contracts and surety bonds.

The Company has no material commitments for capital expenditures as of March 31, 2004. At March 31, 2004, the Company had commitments under non-cancelable operating leases aggregating $61.6 million.

The following tables reflect certain contractual obligations and commercial commitments of the Company as of March 31, 2004. Commercial commitments include standby letters of credit and other potential cash outflows resulting from a contingent event that requires performance by the Company.

Contractual Obligations

	Payments due by March 31,
(dollars in thousands)	2005	2006	2007	2008	2009 and thereafter	Total
Long-term debt	$2,762	$5,418	$1,076	$700	$100,800	$110,756
Capital lease obligations	1,287	598	498	—	—	2,383
Operating Leases	15,003	12,426	9,604	7,304	17,215	61,552
Purchase obligations	14,074	10,800	11,003	11,333	—	47,210

Total Contractual Obligations	$33,126	$29,242	$22,181	$19,337	$118,015	$221,901

For the purposes of the table above, the disclosed long-term debt contractual obligations include only the principal maturities as required by SFAS No. 47, “Disclosure of Long-Term Obligations.” Information regarding the interest component of the Company’s long-term debt is included in the subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations titled, “Liquidity and Capital Resources,” and in Note 6 to the Company’s consolidated financial statements, “Long-Term Debt.”

For the purposes of the table above, the disclosed contractual obligations exclude benefit payments to plan participants from the Company’s defined benefit plans, other postretirement benefit plan, and defined contribution plan. The table also excludes Company contributions to funded defined benefit plans and the defined contribution plan. Additional information regarding the Company’s defined benefit plans, defined contribution plan, and other postretirement benefit plan is included in Note 9 to the Company’s consolidated financial statements, “Benefit Plans.”

In the table above, purchase obligations pertain to minimum purchase commitments with suppliers for the purchase of cobalt to be used in the Company’s Isomedix Services segment.

Commercial Commitments

(in thousands)	Amount of Commitment Expiring March 31,
	2005	2006	2007	2008 & Beyond	Totals
Performance and surety bonds	$30,429	$5,306	$1,862	$1,038	$38,635
Letters of credit as security for self-insured risk retention policies	10,001	—	—	—	10,001

Total Commercial Commitments	$40,430	$5,306	$1,862	$1,038	$48,636

Restructuring Reserves

Fiscal 2001 Charge

The Company concluded its review of manufacturing, service, and support functions during the fourth quarter of fiscal 2001. Those efforts were used to identify opportunities for efficiency and productivity improvements beyond those initiated during the fourth quarter of fiscal 2000. As a result of this review and the related plan to initiate improvements in those and other functions, a charge of $41.5 million ($28.2 million net of tax, or $0.41 per diluted share) was recorded. This charge primarily related to plans for manufacturing consolidations, upgrading of the Company’s service, sales, and distribution organizations, and associated workforce reductions. The implementation of these actions began in the fourth quarter of fiscal 2001 and resulted in a reduction of approximately 335 employees in the manufacturing and support functions by the end of the fourth quarter of fiscal 2002. Of the $41.5 million charge, $21.5 million was charged to cost of products sold and $20.0 million was charged to selling, general, and administrative expenses in the consolidated statement of income.

The charge to cost of revenues included $10.9 million for inventory write-downs and asset disposals relating to the restructuring of the Company’s production, distribution, service, and sales activities. The charge to cost of products sold also included $10.6 million for the consolidation of manufacturing operations. The Company’s production operations in Medina, Ohio were consolidated into the Company’s Montgomery, Alabama facility in August 2001. The Company’s two St. Louis, Missouri manufacturing facilities were consolidated into one facility in March 2002. The consolidation costs primarily included severance and property abandonment costs.

The charge to selling, general, and administrative expenses included $10.2 million to write-off goodwill related to purchased product lines that the Company discontinued. The remaining $9.8 million was composed of severance and asset write-offs related to portions of the sales, service, and distribution organizations.

Reductions to the restructuring reserves during fiscal 2004 related to employee severance payments of $0.9 million. Reductions to the restructuring reserves during fiscal 2003 related to employee severance payments of $1.5 million. During fiscal 2003, the Company also paid $0.6 million in settlement of pension liabilities for terminated employees. In addition, further reductions of $1.1 million were made to the restructuring reserves in fiscal 2003 as a result of the Company receiving a favorable ruling regarding certain salary continuation and severance benefits under a collective bargaining agreement. The $1.1 million reduction in the restructuring reserve was recorded as a reduction of costs of revenues on the accompanying consolidated statements of income for fiscal 2003. Reserves related to the fiscal 2001 restructuring of $0.3 million and $1.2 million remained as of March 31, 2004 and 2003, respectively, and related primarily to severance obligations. These remaining severance payments at March 31, 2004, which relate to 4 former employees, will continue until December 2004.

Fiscal 2000 Charge

The Company performed a review of certain manufacturing and support functions during the fourth quarter of fiscal 2000. The review of manufacturing operations included an outside consultant’s study and evaluation of manufacturing practices at several manufacturing plants. As a result of the review and study performed and the related plan to initiate improvements in these and other functions, a charge of $39.7 million ($24.6 million net of tax, or $0.36 per diluted share) was recorded in the fourth quarter of fiscal 2000. The Company has completed all aspects of the operational changes related to the fiscal 2000 charge.

Reductions to the restructuring reserves during fiscal 2004 related to employee severance payments of $.02 million. Reductions to the restructuring reserve during fiscal 2003 amounted to $0.4 million, related primarily to employee severance payments and lease payments. At March 31, 2004, no amounts remained to be paid out from the restructuring charge of 2000. At March 31, 2003, a restructuring reserve of $.02 million remained, all of which was paid during the first quarter of fiscal 2004.

Critical Accounting Policies, Estimates, and Assumptions

The Company believes the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Accounting policies, in addition to the critical accounting policies referenced below, are presented in Note 1 to the Company’s consolidated financial statements, “Accounting Policies.”

Estimates and Assumptions

In preparing the consolidated financial statements, the Company uses certain estimates and assumptions that may affect reported amounts and disclosures. Estimates and assumptions are used, among other places, when accounting for certain revenue (e.g. contract accounting), depreciation, amortization, employee benefits, self-insured liabilities, defined benefit plans, other postretirement benefit plans, contingencies, and asset and liability valuations (e.g. impairment analysis of intangibles and goodwill). Management believes that the estimates and assumptions made in preparing the consolidated financial statements are reasonable, but are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events may occur. The Company is subject to risks and uncertainties that may cause actual results to differ from estimated results.

Revenue Recognition

The Company’s net revenues include revenues earned on product sales and related after-sales service contracts and long-term construction contracts. The majority of the Company’s revenues are for standard products and services with customer acceptance occurring upon delivery of the product or performance of the service. The Company recognizes the revenue for these contracts when the risks and rewards of ownership have substantially transferred to the customer; for example, recognizing product revenue upon shipment and title transfer to the customer, and for after-sales and service contracts, upon the completion of work. On occasion, sales agreements will contain milestones, or the Company will recognize revenue based on proportional performance, in the case of long-term construction-type contracts that are accounted for under the percentage-of-completion method of accounting. For these agreements, and depending on the specifics, the Company may recognize revenue based upon the completion of a substantive milestone, or in proportion to costs incurred in the construction of the capital product. Revenues related to long-term service contracts are recognized on a straight-line basis over the life of the related service contract. Advance billings for service contract work are recorded as deferred revenue and amortized over the life of the service contract. For customer arrangements containing multiple deliverables of products, post-contract support, or other services, the Company allocates revenues to the elements of the arrangement based upon their relative fair value and recognizes revenues for the respective elements when all the criteria for revenue recognition have been satisfied. The Company records amounts billed to customers for shipping and handling as revenue. All outbound shipping and handling expenses are included in cost of products sold.

Accounts Receivable

A considerable amount of judgment is required when the Company assesses the ultimate realization of accounts receivable, including assessing the probability of collection and the credit-worthiness of each customer. The Company recognizes an allowance for uncollectible accounts receivable based upon the number of days the accounts are past due, an analysis of the specific facts related to each customer such as bankruptcy or liquidity issues, and the current business environment. If the financial condition of the Company’s customers were to worsen, additional provisions may be required. Historically, actual losses for uncollectible accounts receivable have generally been within management’s estimates.

Allowance for Sales Returns

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

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing LIFO represent approximately 62.7% and 74.3% of total inventories at March 31, 2004 and 2003, respectively. Inventory costs include material, labor, and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $12.2 million and $10.0 million higher than those reported at March 31, 2004 and 2003, respectively.

Long-Lived Assets

The Company evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of any long-lived asset may warrant revision. Reductions of the remaining useful life of any long-lived asset could result in increased depreciation expense in future periods. The Company routinely reviews long-lived assets for recoverability. If factors indicate that the long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related asset’s net undiscounted cash flows from operations over the remaining life to determine recoverability; the measurement of the impairment would be based on the amount by which the carrying value of the asset exceeds its fair value.

Intangible Assets and Goodwill

Intangible assets are generally recorded when the Company acquires other companies. The cost of an acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values, with the remaining amounts being classified as goodwill. Generally, the cost of the Company’s intangible assets is amortized over time. Goodwill is not amortized, but is annually assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on future operating results. The allocation process requires the extensive use of estimates and assumptions.

When impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in forecasting of future operating results which are used in the preparation of the projected discounted cash flows. The Company also periodically reviews the estimated remaining useful lives of intangible assets. Any reductions in the Company’s estimate of remaining useful life could cause increased amortization expense in future periods.

On an annual basis, the Company tests recorded goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” To test for goodwill impairment, the Company is required to estimate the fair market value of each of its operating segments. The Company estimates future cash flows and allocations of assets using considerable judgments regarding expected growth rates and applicable discount rates. Different assumptions used by management could result in significantly different estimates of the fair value of the reporting units, which could result in the impairment of goodwill. The Company performed its annual goodwill impairment evaluation during the third quarter. This analysis resulted in no impairment of the recorded goodwill amounts.

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

Self-Insurance Liabilities

The Company records a liability for self-insured risk retention for general and product liability, workers compensation, and automobile liability. The Company maintains a captive insurance company, Global Risk Insurance Company (“GRIC”), to fund such losses. The Company employs an outside actuary that utilizes GRIC’s historical loss experience and actuarial judgment to determine the estimated liability. Such liability includes estimated provisions for both loss reserves and incurred but not reported claims. Annually, the Company reviews the assumptions and the valuations provided by independent third party actuaries to determine the adequacy of self-insurance claims. GRIC funds the Company’s losses up to the following limits per occurrence: general and product liability – $0.5 million, workers’ compensation - $0.5 million, and automobile – $0.5 million. The Company pays a monthly premium to GRIC. Losses greater than these limits are covered by third party insurance policies, subject to the terms and conditions of those policies. The Company’s accrual for the self-insurance risk retention as of March 31, 2004 and 2003 was $14.1 million and $11.1 million, respectively.

The Company is also self-insured for employee medical claims. The Company estimates a liability for incurred but not reported claims based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. The Company’s accrual for medical claims as of March 31, 2004 and 2003 was $5.5 million and $4.4 million, respectively.

The Company’s self-insured liabilities contain uncertainties because management and the third party actuaries must make assumptions and apply judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. If actual results are not consistent with assumptions and judgments, the Company may be exposed to additional costs in subsequent periods.

Warranties

The Company generally offers a limited one-year parts and labor warranty on its capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the country where the Company conducts business. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive quality programs and processes, including actively monitoring and evaluating the quality of suppliers, warranty experience could differ from management’s estimates. If actual product failure rates, material usage, or service costs differ from management’s estimates, revisions to the estimated warranty liability will be required. As of March 31, 2004 and 2003, the Company had accrued $5.3 million and $4.9 million, respectively, for warranty exposures.

Contingencies

The Company is involved in various patent, product liability, consumer, commercial, environmental, and tax proceedings and claims, government investigations, and other legal proceedings that arise from time to time in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. Litigation is inherently unpredictable and actual results could differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

The Company also provides for tax reserves to the extent that management of the Company believes that it is probable that a taxing authority will take a sustainable position on a matter contrary to the position taken by the Company when filing required income tax returns. The Internal Revenue Service (“IRS”) routinely conducts audits of the Company’s federal income tax returns. As of March 31, 2004, the IRS was in the process of auditing federal income tax returns for the years 1999-2001, federal income tax returns for the years 1997-1998 were in appeals, and federal income taxes returns for the years 2002 through present were open for review. To the extent that the Company was to prevail in matters for which accruals have been established or be required to pay amounts in excess of established reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

Benefit Plans

The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. As of March 31, 2004, the

Company sponsored defined benefit plans for eligible participants in the U.S., Switzerland, and Germany. In addition, at March 31, 2004, the Company sponsored an unfunded postretirement medical benefit plan for a group of U.S. employees comprised substantially of the same employees who receive pension benefits under the U.S. defined benefit plans.

The calculation of periodic benefit cost and the projected benefit obligation requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience may differ significantly from current expectations. The Company believes that the most critical assumptions used to determine the current year benefit cost and the projected liability at the balance sheet date are the long-term rate of return on plan assets, the discount rate used to determine the present value of the projected benefit obligation, and the weighted average rate of increase of future compensation levels. A summary of significant assumptions used to determine the March 31, 2004 benefit obligation and the fiscal 2004 periodic benefit cost is as follows:

	Defined Benefit Pension Plans			Other Post- Retirement Plan
	U.S.	Switzerland	Germany
Funding Status	Funded	Funded	Unfunded	Unfunded

Assumptions used to determine March 31, 2004 benefit obligation:
Discount rate	6.25%	3.75%	5.25%	6.25%
Expected return on plan assets	8.00%	5.00%	NA	NA
Rate of compensation increase	NA	2.00%	3.00%	NA
Assumptions used to determine fiscal 2004 net periodic benefit cost:
Discount rate	6.50%	3.75%	5.50%	6.50%
Expected return on plan assets	8.00%	5.00%	NA	NA
Rate of compensation increase	NA	2.00%	3.00%	NA

The Company develops its long-term rate of return assumption by evaluating input from third party professional advisors taking into consideration the asset allocation of the portfolio and long-term asset class return expectations. Generally, net periodic benefit cost and projected benefit obligation both increase as the expected rate of return on plan assets decreases. Holding all other assumptions constant, lowering the long-term expected rate of return on plan assets for the U.S. and Switzerland defined benefit pension plans by 0.50% would have increased the fiscal 2004 benefit cost by $0.2 million and would not have had a material impact to the projected benefit obligation at March 31, 2004.

The Company develops its discount rate assumptions by evaluating input from third party professional advisors, taking into consideration the current yield earned on country specific investment-grade long-term bonds which provide for similar cash flow streams as the Company’s projected benefit obligation. Generally, the benefit obligation and the benefit cost both increase as the discount rate is reduced. Holding all other assumptions constant, lowering the discount rate for the U.S. and Switzerland defined benefit pension plans and for the other postretirement benefit plan by 0.50% would have increased the fiscal 2004 benefit cost by $0.6 million and would have increased the projected benefit obligation by $4.7 million at March 31, 2004. Increasing the discount rate by 0.50% would not have a material effect on the Germany defined benefit pension plan’s fiscal 2004 benefit costs or its March 31, 2004 projected benefit obligation.

Generally, the benefit obligation and the benefit cost both increase as the weighted average rate of increase of future compensation levels is increased. Holding all other assumptions constant, increasing the future compensation levels for the Switzerland and Germany defined benefit pension plans by 0.50% would not have had a material impact to the fiscal 2004 benefit cost or the projected benefit obligation at March 31, 2004.

The Company has made actuarial assumptions regarding healthcare costs in computing its other postretirement benefit obligation. The assumed rates of increase generally decline ratably over a five year period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rates. A one percentage point change in the assumed healthcare cost trend rate (including medical, prescription drug and long-term rates) would have had the following effect at March 31, 2004:

	One-Percentage Point
(dollars in thousands)	Increase	Decrease

Effect on total service and interest cost components	$724	$(585)
Effect on postretirement benefit obligation	8,474	(6,997)

Stock-Based Compensation

The Company has granted nonqualified stock options to Directors and certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Generally, stock options granted become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule, whereby, options vest on a prorated basis as defined by specific option agreements in the event of employment termination. The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

As required by the above-referenced accounting literature, the Company has presented proforma financial information in Note 1 to the Company’s consolidated financial statements, “Accounting Policies.” The Company has used a Black-Scholes option pricing model to estimate fair value at the grant date in order to illustrate the impact to net income and diluted earnings per share for the years ended March 31, 2004, 2003 and 2002, had compensation cost been determined based upon the value at grant date consistent with the fair value method.

The Black-Scholes option pricing model does not consider the non-traded nature of employee options or the restrictions on trading, lack of transferability, or potential forfeiture of the options prior to expiration. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.

Recently Issued Accounting Standards

Recently issued accounting standards that are relevant to the Company are presented in Note 1 to the Company’s consolidated financial statements, “Accounting Policies.”

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

Interest Rate Risk

The Company is exposed to market risk through various debt instruments, including fixed rate and floating rate debt instruments. As of March 31, 2004 the Company had $100 million in fixed rate private placement notes outstanding, nothing outstanding under its revolving credit facility, and $13.1 million outstanding under other borrowing agreements. Based on March 31, 2004 floating rate debt levels, a 1.0%

change in interest rates would impact interest expense by approximately $0.1 million annually. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments.

Foreign Currency Risk

The financial results of the Company’s foreign operations are measured in their functional currencies. Assets and liabilities are translated to U.S. dollars at the rates of exchange at the end of the fiscal year and revenues and expenses are translated at average rates of exchange during the fiscal year. The resulting translation adjustments are recorded as a component of comprehensive income or loss. Since the Company operates internationally and approximately 22.5% of the Company’s fiscal 2004 revenues were generated outside of the United States, it is exposed to foreign currency fluctuations. Historically, the Company has not experienced any significant foreign currency gains or losses involving U.S. dollars or other currencies. This is primarily due to the natural hedges of revenues and expenses in the functional currencies of the countries in which the Company’s operations are located. Movements in foreign currency exchange rates affect the U.S. dollar value of sales made and costs incurred in foreign currencies. Changing currency exchange rates also affect the Company’s competitive position, as exchange rate changes may affect profitability and business and/or pricing strategies of non-U.S. based competitors. Specifically, the exposure includes intercompany loans and third party sales or payments. The Company does not consider the market risk associated with its international operations to be material. The Company does not currently use derivative financial instruments for hedging or speculative purposes.

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

The independent accounting firm of Ernst & Young LLP has audited the consolidated financial statements included in this report. Management believes their audits were conducted in accordance with auditing standards generally accepted in the United States and included such study and evaluation of the Company’s internal controls as the auditors considered necessary to determine the extent of tests and audit procedures required for expressing an opinion on the Company’s consolidated financial statements. Management has made available to the independent auditors all of the Company’s financial records and related data as well as minutes of shareholders’ and Directors’ meetings. Furthermore, management believes that all representations made to the independent auditors during their audits were valid and appropriate.

The Board of Directors pursues its oversight responsibility for the financial statements through its Audit and Financial Policy Committee, composed of Directors who are not employees of the Company. The Audit and Financial Policy Committee meets regularly with management, the Company’s internal auditors, and the independent auditors in connection with its review of matters relating to the Company’s financial statements, internal audit program, internal controls, and the services of the independent auditors. The Audit and Financial Policy Committee also meets with the internal auditors as well as the independent auditors, without management present, to discuss appropriate matters. The independent auditors have full and free access to the Audit and Financial Policy Committee and its individual members at any time.

/s/ LES C. VINNEY
Les C. Vinney
President and Chief Executive Officer
(Principal Executive Officer), Director

/s/ LAURIE BRLAS
Laurie Brlas
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

STERIS Corporation

We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    ERNST & YOUNG LLP

Cleveland, Ohio

June 4, 2004

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$80,408	$25,941
Accounts receivable (net of allowances of $8,623 and $8,637, respectively)	255,437	211,687
Inventories	98,249	90,135
Current portion of deferred income taxes	18,246	14,904
Prepaid expenses and other current assets	10,338	11,765

Total current assets	462,678	354,432
Property, plant and equipment, net	374,102	345,621
Goodwill and intangibles, net	230,993	192,416
Other assets	2,037	2,523

Total assets	$1,069,810	$894,992

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$4,049	$1,959
Accounts payable	67,988	72,969
Accrued income taxes	2,277	15,098
Accrued payroll and other related liabilities	41,972	38,591
Accrued expenses and other	74,142	62,434

Total current liabilities	190,428	191,051
Long-term indebtedness	109,090	59,704
Deferred income taxes	29,568	18,256
Other liabilities	60,025	56,451

Total liabilities	389,111	325,462
Shareholders’ equity:
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value, 300,000 shares authorized; issued and outstanding shares of 69,946 and 69,741, respectively	224,999	224,355
Retained earnings	451,546	357,303
Accumulated other comprehensive income (loss):
Minimum pension liability	(4,582)	(7,281)
Cumulative foreign currency translation adjustment	8,736	(4,847)

Total shareholders’ equity	680,699	569,530

Total liabilities and shareholders’ equity	$1,069,810	$894,992

See notes to the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended March 31,
	2004	2003	2002

Net revenues
Product	$754,521	$687,024	$609,410
Service	332,491	285,063	257,287

Total net revenues	1,087,012	972,087	866,697
Cost of revenues
Product	439,915	392,964	358,776
Service	189,198	170,302	152,720

Total cost of revenues	629,113	563,266	511,496

Gross Profit	457,899	408,821	355,201
Operating Expenses
Selling, general, and administrative	289,089	257,527	252,882
Research and development	28,454	25,525	21,706

	317,543	283,052	274,588

Income from operations	140,356	125,769	80,613
Interest expense, net	2,272	1,651	7,276

Income before income taxes	138,084	124,118	73,337
Income taxes	43,841	44,682	27,135

Net Income	$94,243	$79,436	$46,202

Net income per share – basic	$1.36	$1.14	$0.67

Net income per share – diluted	$1.33	$1.12	$0.65

See notes to the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended March 31,
	2004	2003	2002

Operating activities
Net income	$94,243	$79,436	$46,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,683	46,515	46,884
Deferred income taxes	7,970	3,982	12,866
Other items	14,173	12,932	6,098
Changes in operating assets and liabilities:
Accounts receivable	(35,151)	(14,115)	4,674
Inventories	12,488	(12,213)	4,317
Other current assets	3,564	(2,044)	(1,736)
Accounts payable, net	(15,566)	15,620	8,241
Accruals and other, net	(7,102)	3,178	14,477

Net cash provided by operating activities	123,302	133,291	142,023
Investing activities
Purchases of property, plant and equipment	(67,560)	(58,592)	(65,678)
Investment in businesses, net of cash acquired	(37,599)	(140)	(5,097)
Purchase of business related assets	(2,900)	—	—
Proceeds from sales of assets	—	—	2,164

Net cash used in investing activities	(108,059)	(58,732)	(68,611)
Financing activities
Proceeds from issuance of long-term obligations	100,000	—	—
Payments under credit facilities, net	(53,200)	(55,800)	(91,000)
Payments of long-term obligations	(3,999)	(2,300)	(1,173)
Purchase of treasury shares	(16,609)	(16,070)	—
Stock option and other equity transactions	13,187	11,344	6,736
Deferred financing fees and debt issuance costs	(1,342)	—	—

Net cash provided by (used in) financing activities	38,037	(62,826)	(85,437)
Effect of exchange rate changes on cash and cash equivalents	1,187	1,784	(261)

Increase (decrease) in cash and cash equivalents	54,467	13,517	(12,286)
Cash and cash equivalents at beginning of year	25,941	12,424	24,710

Cash and cash equivalents at end of year	$80,408	$25,941	$12,424

See notes to the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount

Balance at March 31, 2001	68,665	$203,760	$231,665	$(11,041)	$424,384
Net income	—	—	46,202	—	46,202
Minimum pension liability	—	—	—	(1,038)	(1,038)
Foreign currency translation adjustment	—	—	—	(1,887)	(1,887)

Comprehensive income	—	—	—	—	43,277
Stock options exercised	786	6,450	—	—	6,450
Tax benefit of stock options exercised	—	3,380	—	—	3,380
Expiration of put held by former executive	—	9,000	—	—	9,000
Other equity transactions	15	654	—	—	654

Balance at March 31, 2002	69,466	223,244	277,867	(13,966)	487,145
Net income	—	—	79,436	—	79,436
Minimum pension liability	—	—	—	(6,243)	(6,243)
Foreign currency translation adjustment	—	—	—	8,081	8,081

Comprehensive income	—	—	—	—	81,274
Purchase of treasury shares	(900)	(16,070)	—	—	(16,070)
Stock options exercised	1,170	10,993	—	—	10,993
Tax benefit of stock options exercised	—	5,837	—	—	5,837
Other equity transactions	5	351	—	—	351

Balance at March 31, 2003	69,741	224,355	357,303	(12,128)	569,530
Net income	—	—	94,243	—	94,243
Minimum pension liability	—	—	—	2,699	2,699
Foreign currency translation adjustment	—	—	—	13,583	13,583

Comprehensive income	—	—	—	—	110,525
Purchase of treasury shares	(761)	(16,609)	—	—	(16,609)
Stock options exercised	961	11,759	—	—	11,759
Tax benefit of stock options exercised	—	4,066	—	—	4,066
Other equity transactions	5	1,428	—	—	1,428

Balance at March 31, 2004	69,946	$224,999	$451,546	$4,154	$680,699

See notes to the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. Accounting Policies

STERIS Corporation and its subsidiaries (the “Company” or “STERIS”) develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and surgical and critical care support products and services for healthcare, scientific, research, industrial, and government customers throughout the world.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to the Company’s prior years’ consolidated financial statements to conform to the current year classifications.

Cash Equivalents and Supplemental Cash Flow Information

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of interest-bearing savings accounts, commercial paper, and United States government securities.

Supplemental disclosure of cash flow information follows:

	Years Ended March 31,
	2004	2003	2002

Cash paid during the year for:
Interest	$1,848	$2,583	$9,519
Income taxes	46,762	37,800	4,603
Cash received during the year for income tax refunds	1,445	787	6,279

Revenue Recognition

The Company’s net revenues include revenues earned on product sales and related after-sales service contracts, and long-term construction contracts. The majority of the Company’s revenues are for standard products and services with customer acceptance occurring upon delivery of the product or performance of the service. The Company recognizes the revenue for these contracts when the risks and rewards of ownership have substantially transferred to the customer, for example, recognizing product revenue upon shipment and title transfer to the customer, and for after-sales and service contracts, upon the

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

completion of work. On occasion, sales agreements will contain milestones, or the Company will recognize revenue based on proportional performance, in the case of long-term construction-type contracts that are accounted for under the percentage-of-completion method of accounting. For these agreements, and depending on the specifics, the Company may recognize revenue based upon the completion of a substantive milestone, or in proportion to costs incurred in the construction of the capital product. Revenues related to long-term service contracts are recognized on a straight-line basis over the life of the related service contract. Advance billings for service contract work are recorded as deferred revenue and amortized over the life of the service contract. For customer arrangements containing multiple deliverables of products, post-contract support, or other services, the Company allocates revenues to the elements of the arrangement based upon their relative fair value and recognizes revenues for the respective elements when all the criteria for revenue recognition have been satisfied. The Company records amounts billed to customers for shipping and handling as revenue. All outbound shipping and handling expenses are included in cost of products sold.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral on sales. The Company evaluates the collectibility of its accounts receivable based upon a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience, and expectations about future performance. The Company maintains allowances for potential credit losses and historically such credit losses have been within the Company’s expectations. The Company sells to customers who are in widely diverse geographic locations and markets with no single customer accounting for more than five percent of revenues during the year ended March 31, 2004.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing LIFO represented approximately 62.7% and 74.3% of total inventories at March 31, 2004 and 2003, respectively. Inventory costs include material, labor, and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $12,233 and $10,018 higher than those reported at March 31, 2004 and 2003, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are stated at historical cost, less accumulated depreciation. The Company provides for depreciation of the net carrying cost less anticipated salvage value over the estimated remaining useful lives of property, plant, and equipment principally by using the straight-line method. Depreciation of radioisotope is determined by use of the annual decay factor inherent in the material, which is similar to the sum-of-the-years-digits method. The estimated useful lives, in years, by asset type are as follows:

Asset Type	Useful Life
Land improvements	10
Buildings and leasehold improvements	7-40
Machinery and equipment	3-15
Information Systems	3-8
Radioisotope	20

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The carrying value of long-lived assets is periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets.

Expenditures that increase the value or productive capacity of assets, including information systems, are capitalized. Repair and maintenance expenditures are expensed as incurred. The Company capitalizes interest costs incurred during construction of long-lived assets in accordance with SFAS No. 34, “Capitalization of Interest Cost.” The Company capitalized $820 and $809 of interest costs during the years ended March 31, 2004 and 2003, respectively.

Business Acquisitions and Merger Related Costs

Business acquisitions are accounted for using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition and are not restated. The cost to acquire the business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their fair values. Any excess of the purchase price over the net assets acquired is recorded as goodwill.

In connection with an acquisition of a business, the operations of the acquired business may be reviewed and plans to restructure and integrate its operations may be implemented. Such restructuring charges associated with the acquired company’s operations are recorded as additional goodwill as they are considered to be liabilities assumed in the acquisition. All subsequent restructuring charges, integration costs and any charges related to the company’s existing businesses impacted by the acquisition are included in the company’s results of operations.

Intangible Assets

Costs incurred to obtain product technology rights, including patents, have been capitalized and are amortized over their estimated useful lives using the straight-line method. The Company currently provides for the amortization of intangible assets over lives ranging from 5 to 17 years.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer ratably amortized into income over an estimated life, but rather, are tested annually for impairment. Finite-lived intangible assets, as discussed in the preceding paragraph, continue to be amortized over varying periods. Note 3, “Goodwill and Intangible Assets,” includes a summary of goodwill and other intangible assets.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Self-Insurance Liabilities

The Company records a liability for self-insured risk retention for general and product liability, workers compensation, and automobile liabilities that is actuarially determined. The Company employs an outside actuary that utilizes the Company’s historical loss experience and actuarial judgment to assist in determining the liability. Such liability includes estimated provisions for both loss reserves and incurred but not reported claims.

The Company is also self-insured for employee medical claims. The Company estimates a liability for incurred but not reported claims based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company.

Foreign Currency Translation

For most international operations, local currencies have been determined to be the functional currencies. Assets and liabilities are translated to their U.S. dollar equivalents at rates in effect at the balance sheet date and the related translation adjustments are recorded as a separate component of shareholders’ equity. Statement of income accounts are translated at the average currency exchange rates prevailing during the period. These transaction adjustments are recorded in selling, general, and administrative expenses in the accompanying consolidated statements of income. Foreign currency gains and losses from changes in exchange rates have not been material to the consolidated statements of income.

Advertising Expenses

The costs of advertising are expensed as incurred in accordance with the requirements of AICPA Statement of Position 93-7, “Reporting for Advertising Costs” (“SOP No. 93-7”). The Company incurred $17,051, $15,756, and $18,942, of advertising costs during the years ended March 31, 2004, 2003, and 2002, respectively.

Income Taxes

Income tax expense includes U.S. federal, state and local, and foreign income taxes and is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred tax assets and liabilities are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to an amount that is more likely than not to be realized. Income taxes are further discussed in Note 8, “Income Taxes.”

Fair Value of Financial Instruments

The recorded value of the Company’s financial instruments, which includes cash, cash equivalents, and long-term debt, approximates fair value. Financial instruments potentially subject the Company to concentration of credit risk. The Company invests its excess cash in high-quality securities placed with major banks and financial institutions and short-term U.S. government securities. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity.

Recently Issued Accounting Standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. This Act expands Medicare benefits, primarily adding a prescription drug

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

benefit for Medicare-eligible retirees beginning in 2006. The law provides a federal subsidy to companies that sponsor postretirement benefit plans that provide prescription drug coverage. In January 2004, the FASB issued SOP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which permitted deferring the recognition of the new Medicare provisions’ impact due to lack of specific authoritative guidance on accounting for the federal subsidy. In March 2004, the FASB issued SOP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide drug benefits. This SOP supercedes SOP 106-1. SOP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. SOP 106-2 is generally effective for the first interim or annual period beginning after June 15, 2004. The Company elected to defer accounting for the effects of this new legislation. Accordingly, the accumulated postretirement benefit obligation at March 31, 2004 and the net postretirement benefit cost for the year ended March 31, 2004 do not reflect the effects of the Act on the Company’s postretirement benefit plan. The Company has not yet determined the impact of SOP 106-2 on its consolidated financial position, results of operations, and cash flows.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits.” SFAS 132 retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net periodic benefit cost and contributions if significantly different from previously reported amounts. Note 9, “Benefit Plans,” includes the additional pension and other postretirement benefit disclosures required by the Statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 requires an issuer to classify a financial instrument that is within its scope as a liability, or an asset, which may have previously been classified as equity. The adoption of this Statement did not have an impact on the Company’s consolidated financial position, results of operations, and cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligations to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

FIN 46 requires that VIE’s, as defined, should be consolidated by the primary beneficiary, which is defined as the entity that is expected to absorb the majority of the expected losses, receive the majority of the gains, or both. The Interpretation requires that companies disclose certain information about a VIE created prior to February 1, 2003 if it is reasonably possible that the enterprise will be required to consolidate that entity. The application of this Interpretation is required no later than the end of the first

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

interim or annual reporting period after March 15, 2004 for entities created prior to February 1, 2003, and immediately for any variable interest entities created subsequent to January 31, 2003. The Company has evaluated its affiliated entities and does not have any entity that it is affiliated with but does not currently consolidate that will meet the definition of a VIE.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” was issued providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. As permitted by SFAS 123 and SFAS 148, the Company has continued to apply the disclosure only provisions and does not recognize expense for stock options granted to employees when the exercise price equals the market price of the stock on the date of grant. Had the compensation cost for the stock options granted in fiscal 2004, 2003, and 2002 been determined based on the value at grant date consistent with the fair value method, the Company’s net income and earnings per share would have been reduced as indicated below:

	Years Ended March 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income:
As reported	$94,243	$79,436	$46,202
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	5,669	5,388	4,978

Pro forma	$88,574	$74,048	$41,224

Earnings per share:
Basic:
As reported	$1.36	$1.14	$0.67
Pro forma	1.27	1.06	0.60
Diluted:
As reported	1.33	1.12	0.65
Pro forma	1.25	1.04	0.58

Note 14, “Stock-Based Compensation,” includes additional information regarding the Company’s application of the disclosure only provisions of SFAS 123 and SFAS 148.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that certain guarantees be recorded at fair value and also that a guarantor make certain disclosures, even when the likelihood of making any payments under the guarantee is remote. The initial recognition and measurement provisions of FIN 45 are applicable only to guarantees issued or modified after December 31, 2002. The related disclosure requirements are effective for interim or annual periods ending after

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees entered into prior to its issuance. The application of this Interpretation did not have an impact on the Company’s consolidated financial position, results of operations, and cash flows.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company early adopted EITF 00-21 during fiscal 2004 and the adoption this EITF did not have a material impact to the Company’s consolidated financial position, results of operations, and cash flows.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement did not impact the Company’s consolidated financial position, results of operations, and cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 concludes that generally, gains and losses from debt extinguishments should not be classified as extraordinary items, but rather be included as operating expenses. For the year ended March 31, 2004, $326 of losses from the extinguishment of debt were included as selling, general, and administrative expenses in the consolidated statements of income. There were no gains or losses from the extinguishment of debt for the years ended March 31, 2003 and 2002.

In October 2001, Statement of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued. The Company adopted SFAS 144 on April 1, 2002 and the impact of the adoption on the Company’s consolidated financial position, results of operations, and cash flows was not considered material.

In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the associated retirement costs by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the remaining estimated useful life of the related asset. The Company adopted SFAS 143 on April 1, 2003 and the impact of the adoption on the Company’s consolidated financial position, results of operations, and cash flows was not considered material.

In June 2001, SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” were issued by the FASB. SFAS 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill.

SFAS 142 changes the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to a non-amortization approach, and requires periodic tests for impairment of these assets. SFAS 142 requires the discontinuance of amortization of goodwill and indefinite-lived intangible assets that had been recorded in connection with previous business combinations. The Company adopted

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

SFAS 142 on April 1, 2002. Upon adoption, the Company conducted valuations of its reporting units for transition purposes and, based on these valuations, concluded that goodwill was not impaired. The Company has also conducted its annual valuations for impairment of these assets, and based on these valuations, concluded that goodwill is not impaired as of March 31, 2004 and 2003.

The following table reflects the reconciliation of reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization:

	Years Ended March 31,
	2004	2003	2002
Net income:
Reported net income	$94,243	$79,436	$46,202
Add back: Goodwill amortization, net of tax	—	—	5,227

Adjusted net income	$94,243	$79,436	$51,429

Net income per share:
Basic:
Reported net income per share – basic	$1.36	$1.14	$0.67
Add back: Goodwill amortization, net of tax	—	—	0.08

Adjusted net income per share – basic	$1.36	$1.14	$0.75

Diluted:
Reported net income per share – diluted	$1.33	$1.12	$0.65
Add back: Goodwill amortization, net of tax	—	—	0.07

Adjusted net income per share – diluted	$1.33	$1.12	$0.72

2. Business Acquisitions

On April 8, 2003, the Company announced that it had acquired Hamo Holding AG (“Hamo”), headquarter in Pieterlen, Switzerland, for approximately $49,718, which consisted of cash paid and debt assumed. Hamo is a leading provider of washing/decontamination systems used in the healthcare, pharmaceutical, and research industries. The acquisition provides the Company a stronger European presence and allows the Company to offer a wider range of sterile processing solutions to customers worldwide.

The acquisition of Hamo has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired and the liabilities assumed from Hamo are recorded at the date of acquisition, at their respective fair values. The consolidated financial statements and reported results of operations of the Company issued after completion of the acquisition reflect these values.

The above purchase price has been preliminarily allocated based on an estimate of the fair value of assets acquired and the liabilities assumed. The final valuation of net assets is to be completed no later than one year from the acquisition date in accordance with accounting principles generally accepted in the

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

United States. Through March 31, 2004, there have been no significant changes to the preliminary purchase price of $49,718 as previously disclosed in the first quarter of fiscal 2004.

As a result of the aforementioned acquisition of Hamo, goodwill in the amount of $32,275 was created. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill created as a result of this business acquisition will not be amortized ratably; rather, it will be reviewed for impairment on an annual basis.

In the first quarter of fiscal 2004, the Company acquired certain assets related to the sterilization container business from Sterion Incorporated (“Sterion”) for $2,900 in cash. The Sterion Sterilization Container System offers healthcare personnel a simple and reliable system for managing instrument sterile processing, storage, and aseptic transport. This transaction complements the Company’s existing business. This transaction did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

During the third quarter of fiscal 2002, the Company completed the acquisition, for cash, of American Table Manufacturing, Inc., a surgical table manufacturer. The acquisition was accounted for as a purchase business combination which resulted in the creation of goodwill that, in accordance with the requirements of SFAS No. 142, will not be amortized ratably; rather, it will be reviewed for impairment on an annual basis as per the provisions of SFAS No. 142. This transaction did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

3. Goodwill and Intangible Assets

Goodwill and intangible assets consisted of the following at March 31:

	2004	2003
Goodwill:
Healthcare segment	$117,230	$101,174
Life Sciences segment	46,799	30,032
STERIS Isomedix Services segment	51,924	51,924

Total Goodwill	215,953	183,130
Patents, trademarks and other intangible assets, net of accumulated amortization of $15,462 and $16,074, respectively	15,040	9,286

Total Goodwill and Intangible Assets	$230,993	$192,416

The increase in goodwill during fiscal 2004 was primarily related to goodwill created as a result of the acquisition of Hamo, on April 8, 2003, which amounted to $32,275. The increase in other intangible assets during fiscal 2004 was primarily related to intangible assets of $4,464 acquired from Hamo and $2,589 acquired from the purchase of business assets from Sterion.

On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement, among other things, eliminates the amortization of goodwill and other intangibles that have indefinite lives but requires annual tests for determining impairment of those assets. Note 1, “Accounting Policies,” illustrates the impact of the non-amortization provisions of this Statement on the Company’s

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

operations for the year ended March 31, 2002, had the non-amortization provisions of this Statement been in effect for that fiscal year.

Total amortization expense for finite-lived intangible assets was $1,627, $1,249, and $985 for the years ended March 31, 2004, 2003, and 2002, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2005	2006	2007	2008	2009
Estimated amortization expense	$1,724	$1,752	$1,580	$1,396	$1,370

4. Inventories

Inventories consisted of the following:

	March 31,
	2004	2003
Raw materials	$27,916	$26,774
Work in process	24,420	8,018
Finished goods	45,913	55,343

Total inventories	$98,249	$90,135

5. Property, Plant, and Equipment

Information related to the major categories of property, plant, and equipment is as follows:

	March 31,
	2004	2003
Land and land improvements	$23,123	$21,359
Buildings and leasehold improvements	176,734	145,520
Machinery and equipment	212,415	206,991
Information Systems	75,892	68,029
Radioisotope	95,222	84,634
Construction in progress	38,364	28,169

Total property, plant, and equipment	621,750	554,702
Less: accumulated depreciation	(247,648)	(209,081)

Property, plant, and equipment, net	$374,102	$345,621

Depreciation expense was $47,054, $45,244, and $40,665, for the years ended March 31, 2004, 2003, and 2002, respectively. Rental expense for operating leases was $15,557, $13,806, and $13,734, for

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

the years ended March 31, 2004, 2003, and 2002, respectively. Operating leases relate principally to warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain operating lease agreements grant varying renewal and purchase options to the Company.

Future minimum annual rentals payable under noncancelable operating leases at March 31, 2004 were as follows:

Operating Leases
2005	$15,003
2006	12,426
2007	9,604
2008	7,304
2009	4,759
Thereafter	12,456

Total minimum lease payments	$61,552

6. Long-Term Debt

Long-term indebtedness was as follows:

	March 31,
	2004	2003
Private Placement	$100,000	$—
Credit facility	—	53,200
Other debt	13,139	8,463

Total	$113,139	$61,663
Less: current portion	4,049	1,959

Long-term portion	$109,090	$59,704

In December 2003, the Company issued $100,000 of notes in a private placement (the “December 2003 Private Placement”) to certain institutional investors in an offering exempt from the registration requirements of the Securities Act and Exchange of 1933. The proceeds of the December 2003 Private Placement were used to pay down the outstanding balance of the Company’s existing Revolving Credit Facility (“Facility”) with the remaining balance being invested in short-term marketable securities. Of the $100,000 in notes, $40,000 will mature in five years at an annual interest rate of 4.20%, an additional $40,000 will mature in ten years at an annual interest rate of 5.25% and the remaining $20,000 will mature in twelve years at an annual interest rate of 5.38%. Upon closing the December 2003 Private Placement, the Company’s then existing unsecured $325,000 Facility was reduced to $275,000, as required by the Facility loan agreement. The December 2003 Private Placement contains financial covenants including limitations of debt and a minimum net worth requirement.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

In March 2004, STERIS amended and restated the existing $275,000 Facility. The Facility matures on March 29, 2009 and provides a multi-currency borrowing option. The Facility may be used for general corporate purposes. At the Company’s option, the borrowings under the Facility bear interest at a rate equal to (1) LIBOR or (2) the greater of the Prime rate established by KeyBank National Association, Cleveland, Ohio, or the Federal Funds effective rate plus 0.50%, plus, in each case, applicable margins based upon the Company’s leverage ratio. The Facility also requires the payment of a facility fee ranging from 0.125% to 0.325% of the total Facility commitment amount. The interest rate and the Facility fee are determined based on the Company’s leverage ratio. The Facility requires the maintenance of certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio.

Other debt consisted mainly of borrowings under Hamo bank facilities which contain no covenant requirements. At March 31, 2004, outstanding borrowings under these facilities were $5,980 with a weighted average interest rate of 3.87%. Other debt also includes industrial development revenue bonds which bear interest at a variable rate based on the bank/marketing agent’s demand note index. These bond agreements contain various covenants including a maximum leverage ratio and a minimum interest coverage ratio. At March 31, 2004 and 2003, outstanding obligations under the industrial development revenue bonds were $3,600 and $4,300, respectively, with a weighted average interest rate of 1.25% and 1.55%, respectively. Other debt also includes capital lease obligations of approximately $2,383 and other miscellaneous obligations totaling approximately $1,176 at March 31, 2004.

At March 31, 2004, the Company was in compliance with all financial covenants associated with its credit facilities.

The combined annual aggregate amount of maturities is as follows:

2005	$4,049
2006	6,016
2007	1,574
2008	700
2009 and thereafter	100,800

Total	$113,139

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

7. Accrued Expenses and Other

Accrued payroll and other related liabilities and accrued expenses and other liabilities consisted of the following:

	March 31,
	2004	2003
Sales, property and other taxes	$175	$7,378
Employee compensation and related items	28,940	26,194
Self-insured risk retention	20,375	16,864
Deferred service contract revenue	12,342	11,149
Pension and postretirement benefit obligations—current portion	8,058	7,330
Restructuring reserves	959	1,466
Other	45,265	30,644

Total	$116,114	$101,025

8. Income Taxes

Income from continuing operations before income taxes was as follows:

	Years Ended March 31,
	2004	2003	2002
United States operations	$109,279	$106,856	$58,862
Non-United States operations	28,805	17,262	14,475

	$138,084	$124,118	$73,337

The components of the provision for income taxes consisted of the following:

	Years Ended March 31,
	2004	2003	2002
Current provision:
United States federal	$25,447	$26,060	$8,393
United States state and local	3,770	3,110	2,855
Non-United States	4,781	7,440	3,021
Total current provision	33,998	36,610	14,269
Deferred expense	9,843	8,072	12,866

Total provision for income taxes	$43,841	$44,682	$27,135

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory rate as follows:

	Years Ended March 31,
	2004	2003	2002
Tax computed at the United States federal statutory tax rate	$48,329	$43,441	$25,668
Increase (reduction) of income tax accruals	1,856	(1,101)	(366)
State and local taxes, net of federal income tax benefit	2,211	2,680	1,856
Goodwill	—	—	985
Foreign income tax credit	(5,304)	(1,418)	—
Difference in non-United States tax rates	(4,021)	1,896	(2,045)
All other, net	770	(816)	1,037

Total provision for income taxes	$43,841	$44,682	$27,135

The significant components of the deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at March 31, 2004 and 2003 were as follows:

	March 31,
	2004	2003
Net Deferred Tax Liabilities:
Postretirement benefit accrual	$18,982	$16,503
Net operating loss carryforwards	7,825	11,204
Accrued expenses and other	22,336	21,167
Plant and equipment	(49,753)	(33,478)
Intangibles	(6,015)	(5,473)
Inventory and other	(2,669)	(2,071)
Valuation allowance	(2,028)	(11,204)

Total net deferred tax liabilities	$(11,322)	$(3,352)

For tax return purposes, at March 31, 2004, the Company had domestic net operating loss carryforwards of $3,053 which expire in years 2009 through 2017. Additionally, the Company had foreign net operating loss carryforwards of $16,833 of which $5,884 expire in years 2007 through 2019, and $10,949 that have an indefinite carryforward period. A valuation allowance has been applied to a portion of the net operating loss carryforwards as the Company anticipates that it may not receive future benefit for all of these carryforwards.

At March 31, 2004, cumulative undistributed earnings of international subsidiaries included in consolidated retained earnings amounted to $72,591. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings, nor is it practicable to determine the amount of this liability.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

9. Benefit Plans

The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. All United States pension plans are qualified, which means that the plans meet the requirements of certain sections of the Internal Revenue Code and generally, contributions to these qualified plans are tax deductible. Benefits are generally determined based on the employee’s years of service and compensation. The Company’s plans are funded in conformity with the funding requirements of applicable government regulations and local laws.

In addition to providing pension benefits to certain employees, the Company sponsors an unfunded postretirement medical benefit plan for a group of U.S. employees comprised substantially of the same employees who receive pension benefits under the U.S. defined benefit plans. Benefits under this plan include retiree life insurance, retiree medical insurance including prescription drug coverage, and Medicare supplement coverage. This plan has certain retiree contributions such as deductibles. Covered employees are generally eligible for these benefits when they have reached 55 years of age and 10 years of service.

Acquisitions

The Company acquired a defined benefit pension plan from Hamo as a result of the business acquisition on April 8, 2003. The fair value of the benefit obligation and plan assets acquired were $8,169 and $5,650, respectively.

Components of Net Periodic Benefit Costs

The annual combined cost of the United States qualified, International pension plans, and the postretirement plan follows:

	Pension Plans
	U.S. Qualified			International			Other Postretirement Plan
	2004	2003	2002	2004	2003	2002	2004	2003	2002

Service cost	$790	$754	$715	$705	$94	$83	$940	$623	$526
Interest cost	2,594	2,794	2,751	509	163	144	4,630	4,595	4,238
Expected return on plan assets	(2,580)	(2,652)	(2,884)	(298)	—	—	—	—	—
Effect of settlement	—	1,047	—	—	—	—	—	—	—
Net amortization and deferral	1,017	195	181	5	8	104	1,688	876	520

Net periodic benefit cost	$1,821	$2,138	$763	$921	$265	$331	$7,258	$6,094	$5,284

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Assumptions Used in Calculating Periodic Benefit Cost and Benefit Obligations

The following table provides the applicable actuarial assumptions at March 31 (the measurement dates for the plans):

	2004	2003	2002
Assumptions used to determine benefit obligations:
Discount rate:
U.S. qualified pension plans	6.25%	6.50%	7.50%
Switzerland pension plan	3.75%	NA	NA
Germany pension plan	5.25%	5.50%	6.00%
Postretirement plan	6.25%	6.50%	7.50%
Expected return on plan assets:
U.S. qualified pension plans	8.00%	8.00%	8.00%
Switzerland pension plan	5.00%	NA	NA
Rate of compensation increase:
Switzerland pension plan	2.00%	NA	NA
Germany pension plan	3.00%	3.00%	3.00%

Assumptions used to determine net periodic benefit cost:
Discount rate:
U.S. qualified pension plans	6.50%	7.50%	7.50%
Switzerland pension plan	3.75%	NA	NA
Germany pension plan	5.50%	6.00%	6.00%
Postretirement plan	6.50%	7.50%	7.50%
Expected return on plan assets:
U.S. qualified pension plans	8.00%	8.00%	8.00%
Switzerland pension plan	5.00%	NA	NA
Rate of compensation increase:
Switzerland pension plan	2.00%	NA	NA
Germany pension plan	3.00%	3.00%	3.00%

These assumptions are used to develop the projected benefit obligation at fiscal year-end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2004, the assumptions used to determine net periodic benefit cost were established at March 31, 2003, while the assumptions used to determine benefit obligation were established at March 31, 2004.

The net periodic benefit cost and the actuarial present value of projected benefit obligation are based upon actuarial assumptions that are reviewed on an annual basis. These assumptions may be revised annually based upon an annual evaluation of long-term trends, as well as market conditions that may have

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

an impact on the cost of providing benefits in accordance with the requirements of SFAS No. 87, “Employers’ Accounting for Pensions.”

In determining the March 31, 2004 benefit obligation, the Company has assumed a long-term rate of return on plan assets of 8.0% on United States qualified pension plans and 5.0% on the Switzerland pension plan. No other plans are funded. The Company develops its long term rate of return assumptions by evaluating input from third party professional advisors, taking into consideration the asset allocation of the portfolio and the long-term asset class return expectations.

In determining the March 31, 2004 benefit obligation, the Company has assumed a discount rate of 6.25% for the United States qualified pension plans and for the other postretirement benefit plan, 3.75% for the Switzerland pension plan and 5.25% for the Germany pension plan. The Company develops its discount rate assumptions by evaluating input from third party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as the Company’s projected benefit obligation.

The Company has made actuarial assumptions regarding healthcare costs in computing its postretirement benefit obligations. The assumed rates of increase generally decline ratably over a five year period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate noted below.

	2004	2003	2002
Actuarial assumptions:
Healthcare cost trend rate—medical	12.0%	12.0%	9.0%
Healthcare cost trend rate—prescription drug	15.0%	15.0%	13.0%
Long-term healthcare cost trend rate	5.0%	5.0%	5.0%

A one-percentage point change in assumed healthcare cost trend rate (including medical, prescription drug and long-term rates) would have the following effect at March 31, 2004:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$724	$(585)
Effect on postretirement benefit obligation	8,474	(6,997)

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Obligations and Funded Status

The following table presents an analysis of the changes for fiscal 2004 and fiscal 2003 in the projected benefit obligation, the plan assets, and the funded status of the U.S. qualified, International pension plans, and the postretirement plan:

	Pension Plans
	U.S. Qualified		International		Other Post Retirement Plan
	2004	2003	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$41,940	$38,632	$3,629	$2,736	$73,765	$63,671
Benefit obligation associated with acquired business	—	—	8,169	—	—	—
Service cost	790	754	705	94	940	623
Interest cost	2,594	2,794	509	163	4,630	4,595
Actuarial loss	559	3,953	(71)	24	3,036	9,154
Benefits paid	(2,888)	(2,743)	(479)	(46)	(4,628)	(4,278)
Employee contributions	—	—	398	—	—	—
Settlements	—	(1,450)	—	—	—	—
Impact of foreign currency exchange	—	—	—	—	—	—
rate changes	—	—	660	658	—	—

Benefit obligation at end of year	$42,995	$41,940	$13,520	$3,629	$77,743	$73,765

Change in Plan Assets:
Fair value of plan assets at beginning of year	$34,240	$35,069	$—	$—	$—	$—
Fair value of plan assets associated with acquired business	—	—	5,650	—	—	—
Actual return (loss) on plan assets	6,794	(2,974)	513	—	—	—
Employer contribution	—	7,000	458	46	4,628	4,278
Employee contributions	—	—	398	—		—
Benefits and expenses paid	(3,003)	(2,893)	(479)	(46)	(4,628)	(4,278)
Settlement	—	(1,962)	—	—	—	—

Fair value of plan assets at end of year	$38,031	$34,240	$6,540	$—	$—	$—

Funded status of the plan	$(4,964)	$(7,700)	$(6,980)	$(3,629)	$(77,743)	$(73,765)
Unamortized transition amount	(620)	(730)	—	—	—	—
Unamortized prior service cost	1,585	1,873	—	—	—	—
Unamortized loss	7,941	12,572	148	352	22,044	20,696

Unrecognized net prepaid (accrued) benefit obligation	$3,942	$6,015	$(6,832)	$(3,277)	$(55,699)	$(53,069)
Adjustment required to recognize minimum liability	(8,353)	(13,249)	—	—	—	—

Net accrued benefit obligation	$(4,411)	$(7,234)	$(6,832)	$(3,277)	$(55,699)	$(53,069)

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Unrecognized gains and losses and the initial net pension asset are amortized over a fifteen year period. The projected benefit obligation applicable to pension plans with accumulated benefit obligations in excess of plan assets was $55,430 and $45,224 at March 31, 2004 and 2003, respectively. The accumulated benefit obligations related to these plans was $54,016 and $44,258 at March 31, 2004 and 2003 and the fair value of the related plan assets were $43,367 and $33,641 at March 31, 2004 and March 31, 2003, respectively. At March 31, 2004 and 2003, the aggregate accumulated benefit obligation for all defined benefit pension plans was $55,089 and $45,570, respectively.

The Company recorded intangible assets in recognition of unrecognized prior service cost of $1,585 and $1,873, and recorded additional minimum pension liabilities of $8,353 and $13,249 in connection with the pension plan obligations in the accompanying consolidated balance sheets as of March 31, 2004 and 2003, respectively. Accumulated other comprehensive income, as reported in the consolidated statement of shareholders’ equity, included a loss of $4,582 (net of deferred tax benefit of $2,222) and $7,281 (net of deferred tax benefit of $4,095) as of March 31, 2004 and 2003, respectively. The Company has recorded prepaid pension costs related to pension plans that have plan assets in excess of benefit obligations of $156 and $253 as of March 31, 2004 and 2003, respectively.

Plan Assets

The following table presents the weighted average target allocations of plan assets for 2004 and the weighted average actual allocation of plan assets for 2004, 2003, and 2002 for the U.S. qualified pension plans and the funded international pension plan:

	Target Allocation Percentage 2004	Percentage of Plan Assets
		2004	2003	2002
U.S. qualified pension plans:
Equity securities	60%	60.2%	56.9%	52.2%
Debt securities	40%	39.8%	40.4%	46.7%
Cash	0%	0.0%	2.7%	1.1%

Total	100%	100%	100%	100%

International pension plan:
Debt securities	45%-85%	58%	NA	NA
Equity securities	10%-40%	30%	NA	NA
Cash	8%-12%	12%	NA	NA

Total	100%	100%	100%	100%

The long-term target allocations in the preceding table reflect the Company’s asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term benefit obligations. Investment policies, strategies, and target allocations are developed on plan specific and country specific basis. The long-term target asset allocations are continually challenged and are supported by an analysis that incorporates historical and expected returns by asset class as well as volatilities across asset classes and the Company’s liability profile. Due to market conditions and other factors, actual asset

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

allocations may vary from the target allocations presented in the preceding table. The Company’s Pension Oversight Committee actively monitors the plans’ asset allocations and adherence to the investment policy. If asset allocations move outside of the tactical range, the portfolio is rebalanced to the original strategic weight. For the purpose of the above analysis, debt and equity securities include fixed income and equity security mutual funds, respectively. At March 31, 2004, 2003, and 2002, none of the plan’s assets included investments in the Company’s Common Shares.

Cash Flows

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included on the accompanying consolidated balance sheets of the Company. As of March 31, 2004, the Company does not expect to make contributions to the defined benefit plans in fiscal 2005.

Defined Contribution Plans

The Company maintains a defined contribution plan for eligible employees. The Company provides a match on a specified portion of an employee’s contribution as approved by the Board of Directors. The defined contribution plan assets are held in trust and invested as directed by the plan participants. As of March 31, 2004, the plan owned 1.4 million shares of the Company’s Common Shares with a fair value of $35,380. The aggregate fair value of plan assets was $195,199 as of March 31, 2004. The Company paid no dividends to the plan for the year ended March 31, 2004, 2003, and 2002. The Company’s contributions to the defined contribution plan were $4,553, $4,174, and $3,942, for the years ended March 31, 2004, 2003, and 2002, respectively.

10. Other Charges

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

Reductions to the restructuring reserves during fiscal 2004 related to employee severance payments of $876. Reductions to the restructuring reserves during fiscal 2003 related to employee severance payments of $1,460. During 2003, the Company also paid $555 in settlement of pension liabilities for terminated employees. In addition, further reductions of $1,058 were made to the restructuring reserves in 2003 as a result of the Company receiving a favorable ruling regarding certain salary continuation and severance benefits under a collective bargaining agreement. The $1,058 reduction in the restructuring reserve was recorded as a reduction of costs of revenues on the accompanying consolidated statements of income for fiscal 2003. Reserves related to the 2001 restructuring of $274 and $1,150 remained as of March 31, 2004 and 2003, respectively, and related primarily to severance obligations. Payments related to these remaining severance liabilities at March 31, 2004, which relate to 4 former employees, will continue until December 2004.

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

Reductions to the restructuring reserves during fiscal 2004 related to employee severance payments of $22. Reductions to the restructuring reserve during fiscal 2003 amounted to $392, related primarily to employee severance payments and lease payments. At March 31, 2004, no amounts remained to be paid out from the restructuring charge of 2000. At March 31, 2003, a restructuring reserve of $22 remained, all of which was paid during the first quarter of fiscal 2004.

11. Commitments and Contingencies

The Company is involved in a number of legal proceedings and claims, which the Company believes arise from the ordinary course of its business. In the opinion of management, the ultimate outcomes of these proceedings and claims are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, proceedings, investigations or claims or their effect. The Company presently maintains product liability insurance coverage in amounts and with deductibles that it believes are prudent.

As of March 31, 2004 and 2003, the Company was contingently liable in the amount of $48,636 and $53,773, respectively, under standby letters of credit and surety bonds. Approximately $10,001 and $11,704, respectively, of the totals at March 31, 2004 and 2003 relate to letters of credit required as security under the Company’s self-insured risk retention policies. The remaining balance in each year relates to performance bonds on long-term contracts and surety bonds.

12. Business Segment Information

Effective April 1, 2003, management realigned the Company into three business segments to focus resources on specific missions and customer groups to achieve the Company’s long-term strategic initiatives

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

and capture targeted growth opportunities. As a result, the Company began reporting in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. The Company followed the guidelines of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” as a basis to determine the aggregation of operations into segments. Each operation was grouped into a segment based upon similar economic characteristics, nature of products and services, nature of production processes, types or classes of customers, methods used to distribute products and services, and the nature of the regulatory environment.

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

The Life Sciences reporting segment consists of the Life Sciences business and Defense and Industrial business. The Life Sciences business provides capital equipment, cleaning chemistries, and services to pharmaceutical and biopharmaceutical manufacturers, research and development operations, as well as private and public research institutions. The Defense and Industrial business consists of the Company’s Strategic Technology Enterprises, Inc. subsidiary, which addresses emerging opportunities related to the threat of biological and chemical contamination.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

Financial information for each of the Company’s reportable segments is presented in the following table. Prior year financial information has been reclassified based upon the current year revised segment reporting. Operating income for each segment reflects the full allocation of all distribution, corporate, research and development expenses to the reporting segments. The accounting policies for reporting segments are the same as those for the consolidated Company. For the year ended March 31, 2004, revenues from a single customer did not aggregate to five percent or more of total revenues.

	Years Ended March 31,
	2004	2003	2002
Net revenues
Healthcare	$752,881	$697,451	$635,821
Life Sciences	246,116	195,302	158,296
STERIS Isomedix Services	88,015	79,334	72,580

Total net revenues	$1,087,012	$972,087	$866,697

Operating income (loss)
Healthcare	$121,748	$114,232	$83,771
Life Sciences	4,977	795	(12,819)
STERIS Isomedix Services	13,631	10,742	9,661

Total operating income	$140,356	$125,769	$80,613

Financial information for each of the Company’s geographic areas is presented in the following table. Revenues are based on the location of these operations and their customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, and other assets.

	Years Ended March 31,
	2004	2003	2002
Net revenues
United States	$842,512	$786,239	$733,560
International	244,500	185,848	133,137

Total net revenues	$1,087,012	$972,087	$866,697

	March 31,
	2004	2003
Long-lived assets
United States	$338,036	$316,492
International	41,942	31,652

Total long-lived assets	$379,978	$348,144

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

13. Common Shares

Basic earnings per share is based on weighted average Common Shares outstanding. Diluted earnings per share is based on the weighted average Common Shares outstanding plus the dilutive effect of Common Share equivalents calculated using the treasury stock method. The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of earnings per share:

	Years Ended March 31,
	2004	2003	2002
	(in thousands)
Weighted average Common Shares outstanding—basic	69,521	69,434	69,163
Dilutive effect of common Share equivalents	1,221	1,436	1,444

Weighted average Common Shares and equivalents—diluted	70,742	70,870	70,607

Options to purchase the following number of Common Shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price for the Common Shares during the period:

	Years Ended March 31,
	2004	2003	2002
	(Shares in thousands)
Number of common stock options	585	613	1,088
Weighted average exercise price	$30.65	$30.61	$27.28

14. Stock-Based Compensation

The Company has granted nonqualified stock options to certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Stock options granted generally become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and generally expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule, whereby, options vest on a prorated basis as defined by specific option agreements in the event of employment termination. The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure,” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant. Note 1, “Accounting Policies,” discusses the compensation cost for the stock options granted in fiscal 2004, 2003, and 2002, had it been determined based on the value at the grant date consistent with the fair value method. Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for the years ended March 31, 2004, 2003, and 2002: risk-free interest rate of 3.50% to 6.90%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

The following is a summary of option share information:

	Shares	Weighted Average Price	Fair Value
March 31, 2001	6,202,663	$13.58
Granted	1,340,640	14.61	$6.46
Exercised	(785,745)	8.21
Canceled	(528,161)	16.52

March 31, 2002	6,229,397	14.22
Granted	1,248,194	19.75	8.76
Exercised	(1,169,655)	9.40
Canceled	(248,678)	20.51

March 31, 2003	6,059,258	16.03
Granted	1,216,800	22.60	9.93
Exercised	(961,468)	12.23
Canceled	(179,680)	20.33

March 31, 2004	6,134,910	17.80

Shares available for future grants were 4,797,295 as of March 31, 2004. At March 31, 2004, the range and weighted average per share exercise prices of options outstanding and exercisable, and the weighted average remaining contract life, were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Option Shares	Weighted Average Exercise Price
$ 5.34—$ 9.00	764,261	$8.81	5.71	523,261	$8.73
$ 9.01—$13.45	1,597,607	12.17	5.51	1,175,478	11.72
$13.46—$18.25	320,000	15.62	5.76	257,250	15.08
$18.26—$30.66	3,453,042	22.60	7.12	1,581,766	24.10

	6,134,910	17.80	6.45	3,537,755	17.06

At March 31, 2003, options with a weighted average exercise price of $16.69 were exercisable on 3,388,517 shares; at March 31, 2002, options with a weighted average exercise price of $15.22 were exercisable on 3,631,335 shares.

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

15. Treasury Shares

On July 24, 2002 the Company announced that its Board of Directors had authorized the purchase of up to 3.0 million STERIS Common Shares. The shares may be used for the Company’s employee benefit plans or for general corporate purposes.

During fiscal 2004, the Company purchased 761,200 of its Common Shares for $16,609, representing an average price of $21.82 per Common Share, and at March 31, 2004, 2,238,800 Common Shares remain authorized for purchase. At March 31, 2004, 283 Common Shares were held in treasury.

Refer to the Note 17, “Subsequent Events,” for information regarding Common Shares purchased by the Company subsequent to March 31, 2004.

16. Financial and Other Guarantees

The Company generally offers a limited one-year parts and labor warranty on its capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the country where the Company conducts business. The Company provides for the estimated cost of product warranties at the time product revenue is recognized. Amounts due to customers for the Company’s future performance under these warranties are recorded as a current liability on the accompanying consolidated balance sheets. Factors that affect the Company’s warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the recorded amounts as necessary.

Changes in the Company’s warranty liability during the periods presented are as follows:

	Years Ended March 31,
	2004	2003	2002
Balance, beginning of year	$4,861	$3,256	$3,168
Warranty obligation associated with acquired business	1,253	—	—
Warranties issued during the period	9,056	8,590	6,686
Settlements made during the period	(9,828)	(6,985)	(6,598)

Balance, end of year	$5,342	$4,861	$3,256

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts range in terms from 1 to 5 years and require the Company to maintain and repair the Company’s product over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying consolidated balance sheets. The liability recorded for deferred service revenue was $12,342, $11,149, and $9,771 as of March 31, 2004, 2003, and 2002 respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying consolidated statements of income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

17. Subsequent Events (unaudited)

As of June 10, 2004, the Company had purchased 1,265,100 of its Common Shares during the first quarter of fiscal 2005, at an average price of $22.25 per Common Share leaving 973,700 Common Shares authorized for purchase.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, except per share amounts)

18. Quarterly Data (Unaudited)

	Quarters Ended
(dollars in thousands)	March 31	December 31	September 30	June 30
Fiscal 2004
Net revenues
Product	$205,041	$191,362	$177,476	$180,642
Service	91,016	82,924	79,913	78,638

Total net revenues	296,057	274,286	257,389	259,280

Cost of revenues
Product	119,908	112,120	101,924	105,963
Service	50,532	47,069	44,851	46,746

Total cost of revenues	170,440	159,189	146,775	152,709

Gross profit	125,617	115,097	110,614	106,571
Percentage of revenues	42.4%	42.0%	43.0%	41.1%

Net income	$30,309	$27,093	$20,369	$16,472

Net income per share – basic	$0.43	$0.39	$0.29	$0.24

Net income per share – diluted	$0.43	$0.38	$0.29	$0.23

Fiscal 2003
Net revenues
Product	$197,463	$173,245	$161,556	$154,760
Service	76,229	71,067	71,176	66,591

Total net revenues	273,692	244,312	232,732	221,351

Cost of revenues
Product	111,307	97,101	93,890	90,666
Service	45,717	43,268	42,447	38,870

Total cost of revenues	157,024	140,369	136,337	129,536

Gross profit	116,668	103,943	96,395	91,815
Percentage of revenues	42.6%	42.5%	41.4%	41.5%

Net income	$26,709	$21,480	$18,411	$12,836

Net income per share – basic	$0.38	$0.31	$0.27	$0.18

Net income per share – diluted	$0.38	$0.30	$0.26	$0.18

(1)	Per share Common Share amounts for the quarters and the full year have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average Common Shares outstanding during each period due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive and the effect of the Company purchasing shares of its outstanding Common Shares.

STERIS CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts(3)	Deductions(1)	Balance at End of Period

Year ended March 31, 2004
Deducted from asset accounts:
Allowance for trade accounts receivable(2)	$8,637	$(224)	$26	$(236)	$8,623

Year ended March 31, 2003
Deducted from asset accounts:
Allowance for trade accounts receivable(2)	$8,031	$3,478	$—	$2,872	$8,637

Year ended March 31, 2002
Deducted from asset accounts:
Allowance for trade accounts receivable(2)	$9,006	$1,030	$—	$2,005	$8,031

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Net allowance for doubtful accounts and allowance for sales and returns.
(3)	Change in foreign currency exchange, international subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2004, a review was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on this review, the Company’s management, including the CEO and CFO concluded as of the Evaluation Date that the disclosure controls and procedures were effective such that material information required to be included in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission.

There were no changes in internal controls over financial reporting during the fourth quarter of the Company’s fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information appearing under the caption “Nominees for Terms Expiring at the Annual Meeting in 2006” and “Continuing Directors Whose Terms Expire at the Annual Meeting in 2005” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 21, 2004.

Executive officers of the Company serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning executive officers of the Company is contained in Part I, Item 4 of this report. The Company has adopted a code of ethics, its Code of Business Conduct for Employees, that applies to its principal executive officer, principal financial officer, and controller, as well as all other employees of the Company. The Company also has adopted a code of ethics, its Director Code of Ethics, that applies to the members of the Company’s Board of Directors. The Company’s Code of Business Conduct for Employees and the Director Code of Ethics can be found on the Company’s Investor Relations website at www.steris.com. Should the Company ever be required to satisfy the disclosure requirement under Item 10 of SEC Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of SEC Regulation S-K, it intends to satisfy such requirement by posting such information on its Internet website, referenced above.

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information appearing beginning under the caption “Board Compensation” and continuing through the end of the section titled “Stock Performance Graph” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 21, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates herein by reference the information appearing under the caption “Ownership of Voting Securities” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 21, 2004.

In the table shown below is information concerning all equity compensation plans and individual compensation arrangements in effect as of the end of the Company’s fiscal year ended March 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,679,910		$17.79	4,797,295	(1)
Equity compensation plans not approved by security holders	455,000	(2)	17.97	—
Total	6,134,910		17.80	4,797,295

(1)	Options for approximately 0.9 million of these Common Shares were issued to key employees on April 22, 2004, leaving approximately 3.9 million Common Shares available for future grants.
(2)	Represents options granted to key employees as inducements for them to enter into the employ of the Company or a subsidiary. Although not issued pursuant to a plan approved by security holders, these options are, in general, subject to the terms of the STERIS Corporation 1994 Equity Compensation Plan (which was approved by security holders) to the same extent as if they had been issued pursuant to that plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information appearing under Item 11 hereof.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information relating to principal accounting fees and services is set forth under the caption “Independent Auditor” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about June 21, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets—March 31, 2004 and 2003.

Consolidated Statements of Income—Years ended March 31, 2004, 2003, and 2002.

Consolidated Statements of Cash Flows—Years ended March 31, 2004, 2003, and 2002.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2004, 2003, and 2002.

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

(a) (3) Exhibits

Exhibit Number	Exhibit Description

3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).

3.2	1992 Amended Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 31, 2003, and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year end March 31, 2002, and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999, and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002, and incorporated herein by reference).

10.1	Amended Non-Qualified Stock Option Plan (filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed April 23, 1992, and incorporated herein by reference).*

Exhibit Number	Exhibit Description

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 99 to the Registration Statement on Form S-8 filed April 21, 1995, and incorporated herein by reference).*

10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 2002, and incorporated herein by reference).*

10.4	Amsco International, Inc. Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement of Amsco International, Inc. on Form S-8, Registration No. 33-79566, filed on June 2, 1994).*

10.5	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003, and incorporated herein by reference).*

10.6	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference).*

10.7	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003, and incorporated herein by reference).*

10.8	STERIS Corporation Management Incentive Compensation Plan (filed as Exhibit 10.8 to Form 10-K for the fiscal year ended March 31, 2003, and incorporated herein by reference).*

10.9	Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 1999, and incorporated herein by reference).*

10.10	Change of Control Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.18 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).*

10.11	Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Mr. Vinney (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999, and incorporated herein by reference).*

10.12	Employment Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.21 to Form 10-K filed for the fiscal year ended March 31, 2000, and incorporated herein by reference).*

10.13	Amended and Restated Credit Agreement, dated March 29, 2004, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent, Joint Lead Arranger and Book Runner.

10.14	Note Purchase Agreement, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q filed for the third quarter ended December 31, 2003, and incorporated herein by reference).

10.15	Subsidiary Guaranty, dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q filed for the third quarter ended December 31, 2003, and incorporated herein by reference).

10.16	Guaranty Supplement dated March 29, 2004 by Steriltek Holdings, Inc. and STERIS Corporation

14.1	Director Code of Ethics

14.2	Code of Business Conduct for Employees

21.1	Subsidiaries of STERIS Corporation

Exhibit Number	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

STERIS or its subsidiaries are parties to several indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the Securities and Exchange Commission upon request.

(b) Reports on Form 8-K

On January 12, 2004, STERIS furnished a Current Report on Form 8-K with a copy of materials that were prepared for the JPMorgan Healthcare Conference and presented by the Company’s senior management on January 12, 2004.

On January 22, 2004, STERIS furnished a Current Report on Form 8-K including the press release issued in connection with the third quarter results of operation.

On January 28, 2004, STERIS furnished a Current Report on Form 8-K with a copy of materials that were prepared for the US Bancorp Piper Jaffray Health Care Conference and was presented by the Company’s senior management on January 28, 2004.

On March 10, 2004, STERIS furnished a Current Report on Form 8-K with a copy of materials that were prepared for the SG Cowen Health Care Conference and presented by the Company’s senior management on March 11, 2004.

On March 31, 2004, STERIS furnished a Current Report on Form 8-K announcing that it signed a five-year, $275 million unsecured credit agreement with a syndicate of eight commercial banks, replacing the Company’s existing three-year $275 million unsecured credit agreement.

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

June 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

LES C. VINNEY, President and Chief Executive Officer, and Director; LAURIE BRLAS, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer); JERRY E. ROBERTSON, Chairman of the Board of Directors; STEPHEN R. HARDIS, Director; JACQUELINE KOSECOFF, Director; RAYMOND A. LANCASTER, Director; KEVIN M. MCMULLEN, Director; J.B. RICHEY, Director; JOHN P. WAREHAM, Director, and LOYAL W. WILSON, Director.

STERIS Corporation
(Registrant)

/s/ MARK D. MCGINLEY
Mark D. McGinley Attorney-in-Fact

June 14, 2004