Form 10-Q
period 2004-06-30
STERIS CORP
filed 2004-08-09
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

The number of Common Shares outstanding as of July 31, 2004: 69,041,523

STERIS Corporation

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,926	$80,408
Accounts receivable (net of allowances of $8,216 and $8,623, respectively)	236,693	255,437
Inventories	101,462	98,249
Current portion of deferred income taxes	18,336	18,246
Prepaid expenses and other current assets	14,223	10,338

Total current assets	450,640	462,678

Property, plant, and equipment, net	372,809	374,102
Goodwill and intangibles, net	230,921	230,993
Other assets	2,085	2,037

Total assets	$1,056,455	$1,069,810

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$2,267	$4,049
Accounts payable	60,698	67,988
Accrued income taxes	4,345	2,277
Accrued payroll and other related liabilities	37,818	41,972
Accrued expenses and other	78,701	74,142

Total current liabilities	183,829	190,428

Long-term indebtedness	104,587	109,090
Deferred income taxes	34,038	29,568
Other liabilities	61,140	60,025

Total liabilities	383,594	389,111

Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value; 300,000 shares authorized; issued and outstanding shares of 69,038 and 69,946, respectively	201,004	224,999
Retained earnings	469,163	451,546
Accumulated other comprehensive income (loss):
Minimum pension liability	(4,582)	(4,582)
Cumulative foreign currency translation adjustment	7,276	8,736

Total shareholders’ equity	672,861	680,699

Total liabilities and shareholders’ equity	$1,056,455	$1,069,810

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net revenues:
Product	$168,425	$180,642
Service	86,372	78,638

Total net revenues	254,797	259,280

Cost of revenues:
Product	95,194	105,963
Service	49,711	46,746

Total cost of revenues	144,905	152,709

Gross profit	109,892	106,571

Operating expenses:
Selling, general, and administrative	72,566	72,680
Research and development	9,311	7,667

Total operating expenses	81,877	80,347

Income from operations	28,015	26,224
Interest expense, net	701	485

Income before income tax expense	27,314	25,739
Income tax expense	9,697	9,267

Net income	$17,617	$16,472

Net income per share - basic	$0.25	$0.24

Net income per share - diluted	$0.25	$0.23

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities
Net income	$17,617	$16,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,702	11,683
Deferred income taxes	4,379	395
Other items	1,817	(1,271)
Changes in operating assets and liabilities, excluding the effect of business acquisition:
Accounts receivable	17,970	5,408
Inventories	(3,623)	(19,939)
Other current assets	(3,889)	(1,700)
Accounts payable, net	(7,184)	(19,777)
Accruals and other, net	3,453	18,177

Net cash provided by operating activities	42,242	9,448

Investing activities
Purchases of property, plant, equipment, and intangibles	(10,545)	(11,255)
Purchase of business related assets	—	(2,900)
Investment in business, net of cash acquired	—	(36,814)

Net cash used in investing activities	(10,545)	(50,969)

Financing activities
Net (payments) proceeds under credit facilities	(5,247)	47,500
Payments on long-term obligations and capital leases	(1,118)	(461)
Repurchases of Common Shares	(28,149)	(14,139)
Stock option and other equity transactions, net	2,646	2,214

Net cash (used in) provided by financing activities	(31,868)	35,114

Effect of exchange rate changes on cash and cash equivalents	(311)	(638)

Decrease in cash and cash equivalents	(482)	(7,045)
Cash and cash equivalents at beginning of period	80,408	25,941

Cash and cash equivalents at end of period	$79,926	$18,896

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2004 and 2003

(dollars in thousands, except per share amounts)

1. Basis of Presentation

Throughout this document, references to “STERIS Corporation,” “STERIS,” or the “Company,” are references to STERIS Corporation and its subsidiaries, except where the context makes it clear that the references are to STERIS Corporation itself and not to its subsidiaries.

The Company’s fiscal year ends on March 31. Reference to a particular “year” or “year-end” refers to the Company’s fiscal year.

Nature of Operations

The Company develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and surgical and critical care support products and services for healthcare, scientific, research, industrial, and governmental customers throughout the world. The Company operates in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services.

Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the periods presented.

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and notes thereto included in Items 7, 7A, and 8, respectively, of the Company’s Annual Report on Form 10-K for the year ending March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004. The consolidated balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and, therefore, operating results for the three-month period ended June 30, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2005.

Reclassifications

Certain prior period amounts have been reclassified to place them on a basis that is comparable with the current period’s presentation.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2004 and 2003

(dollars in thousands, except per share amounts)

Significant Accounting Policies

A detailed description of the Company’s significant and critical accounting policies, estimates, and assumptions are included in the Company’s Annual Report on Form 10-K for the year ending March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 in the section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” titled, “Critical Accounting Policies, Estimates, and Assumptions,” and in Note 1, “Accounting Policies.”

Stock-based Compensation

The Company has granted nonqualified stock options to certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Stock options granted generally become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire approximately 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule, whereby, options vest on a prorated basis as defined by specific option agreements in the event of employment termination. The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

The following table illustrates the effect on the Company’s net income, earnings per basic Common Share, and earnings per diluted Common Share had compensation cost for all options been determined based upon the fair market value recognition provisions of SFAS No. 123:

	Three Months Ended June 30,
	2004	2003
Net income:
As reported	$17,617	$16,472
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	1,457	1,363

Pro forma	$16,160	$15,109

Earnings per share:
Basic:
As reported	$0.25	$0.24
Pro forma	0.23	0.22
Diluted:
As reported	0.25	0.23
Pro forma	0.23	0.21

Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for the three–month periods ended June 30, 2004 and 2003: risk-free interest rate of 3.54% to 7.06%; dividend yield of 0%; expected volatility of 45%; and an expected option life of 5 years.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2004 and 2003

(dollars in thousands, except per share amounts)

Recently Issued Accounting Standards and Accounting Standards Pending Adoption

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law provides a federal subsidy to companies that sponsor post-retirement healthcare plans that provide prescription drug coverage. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement healthcare plans with prescription drug benefits. FSP No. 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP No. 106-2 is generally effective for the first interim or annual reporting period beginning after June 15, 2004. The Company is in the process of determining the impact of FSP No. 106-2 on its consolidated financial position, results of operations, and cash flows.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (“SFAS No. 132”), “Employers’ Disclosures about Pension and Other Post-retirement Benefits.” As revised, SFAS No. 132 requires additional disclosures for defined benefit pension and other post-retirement benefit plans including quarterly disclosure of the various components of net periodic benefit costs and expanded annual disclosures about plan assets, obligations, cash flows, net periodic benefit cost, and investment strategies. Note 6, “Benefit Plans,” includes the additional interim pension and other post-retirement benefit plan disclosures required by SFAS No. 132.

2. Common Shares

Basic earnings per share is calculated based upon the weighted average number of Common Shares outstanding. Diluted earnings per share is calculated based upon the weighted average number of Common Shares outstanding plus the dilutive effect of Common Share equivalents determined using the treasury stock method. The following is a summary of Common Shares and Common Share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,
	2004	2003
	(shares in thousands)
Weighted average Common Shares outstanding - basic	69,475	69,458
Dilutive effect of Common Share equivalents	967	1,306

Weighted average Common Shares and equivalents - diluted	70,442	70,764

Options to purchase the following number of Common Shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price for the Common Shares during the period:

	Three Months Ended June 30,
	2004	2003
	(shares in thousands)
Number of Common Share options	1,488	608
Weighted average exercise price	$28.67	$30.63

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2004 and 2003

(dollars in thousands, except per share amounts)

3. Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under U.S. generally accepted accounting principles and other comprehensive income. Other comprehensive income considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. For the three-month periods ended June 30, 2004 and 2003, the only significant items included in other comprehensive income were foreign currency translation adjustments. Comprehensive income amounted to $16,157 and $21,925, net of tax, for the three-month periods ended June 30, 2004 and 2003, respectively.

4. Inventories

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final fiscal year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories consisted of the following:

	June 30, 2004	March 31, 2004
Raw materials	$28,181	$27,916
Work in process	23,259	24,420
Finished goods	50,022	45,913

Total inventories	$101,462	$98,249

5. Income Taxes

Income tax expense includes U.S. federal, state and local, and foreign income taxes, and is based on reported pre-tax income. Income tax expense is provided on an interim basis based upon the Company’s estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes, among other items, the anticipated annual effects of state and local income taxes, foreign tax rates, other taxes and credits, and available tax planning alternatives. The effective tax rates were 35.5% and 36.0% for the three-month periods ended June 30, 2004 and 2003, respectively.

6. Benefit Plans

The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, the Company sponsors an unfunded post-retirement medical benefit plan for a group of U.S. employees comprised substantially of the same employees who receive pension benefits under the U.S. defined benefit plans. Benefits under this plan include retiree life insurance, and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage. Additional information relating to the Company’s defined benefit pension plans and post-retirement medical benefit plan, including detailed information regarding employees covered and assumptions used to determine the benefit obligation and net periodic benefit cost is included in Note 9, “Benefit Plans,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2004 and 2003

(dollars in thousands, except per share amounts)

The components of net periodic benefit cost for the Company’s defined benefit pension plans and other post-retirement benefit plan were as follows:

	Defined Benefit Pension Plans		Other Post- Retirement Plan
	2004	2003	2004	2003
Three-Months Ended June 30,
Service cost	$377	$374	$235	$235
Interest cost	793	776	1,172	1,158
Expected return on plan assets	(822)	(720)	—	—
Net amortization and deferral	144	256	476	422

Net periodic benefit cost	$492	$686	$1,883	$1,815

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. As of June 30, 2004, the Company does not anticipate making cash contributions to the defined benefit pension plans during fiscal 2005. The Company can not predict whether changing economic conditions or other factors will lead or require the Company to make contributions in excess of its current expectations.

7. Other Charges

Fiscal 2001 Charge

The Company conducted a review of manufacturing, service, and support functions during the fourth quarter of fiscal 2001 in an effort to identify opportunities for efficiency and productivity improvements. As a result of this review and the related plan to initiate improvements in those and other functions, a charge of $41,476 was recorded. This charge primarily related to plans for manufacturing consolidations, upgrading of the Company’s service, sales, and distribution organizations, and associated workforce reductions. The implementation of these actions began in the fourth quarter of fiscal 2001 and resulted in a reduction of approximately 335 employees in the manufacturing and support functions by the end of the fourth quarter of fiscal 2002.

Restructuring reserves of $121 and $274 remained as of June 30, 2004 and March 31, 2004, respectively. As of June 30, 2004, the restructuring reserves relate completely to the remaining severance payments to three former employees which will be completed in December 2004.

8. Contingencies

The Company is involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, government investigations, and other legal proceedings that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In the opinion of management, the ultimate outcome of these proceedings and claims are not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Litigation is inherently unpredictable and actual results could differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2004 and 2003

(dollars in thousands, except per share amounts)

The Company also provides for tax reserves to the extent management of the Company believes it is probable that a taxing authority will take a sustainable position on a matter contrary to the position taken by the Company when filing required income tax returns. If the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of established reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

9. Business Segment Information

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 12, “Business Segment Information,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004 provides detailed information regarding each business segment. Operating income (loss) for each business segment reflects the full allocation of all distribution, corporate, and research and development expenses to the reporting segment. The accounting policies for reportable segments are the same as those for the consolidated Company. Financial information for each of the Company’s reportable business segments is presented in the following table:

	Three Months Ended June 30,
	2004	2003
Net revenues:
Healthcare	$176,644	$179,569
Life Sciences	53,718	58,425
STERIS Isomedix Services	24,435	21,286

Total net revenues	$254,797	$259,280

Operating income (loss):
Healthcare	$27,479	$23,644
Life Sciences	(4,708)	(590)
STERIS Isomedix Services	5,244	3,170

Total operating income	$28,015	$26,224

Financial information for each of the Company’s geographic areas is presented in the following table. Revenues are based on the location of these operations and their customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2004 and 2003

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2004	2003
Net revenues:
United States	$204,037	$198,901
International	50,760	60,379

Total net revenues	$254,797	$259,280

	June 30, 2004	March 31, 2004
Long-lived assets:
United States	$525,616	$526,340
International	80,199	80,792

Total long-lived assets	$605,815	$607,132

10. Repurchases of Common Shares

On July 24, 2002, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million STERIS Common Shares. During the first quarter of fiscal 2005, the Company repurchased 1,265,100 of its Common Shares for $28,149, representing an average price of $22.25 per Common Share. At June 30, 2004, 973,700 Common Shares remained authorized for repurchase and 962,882 Common Shares were held in treasury.

Subsequent to June 30, 2004, on July 28, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million STERIS Common Shares. This Common Share repurchase authorization replaces the Common Share repurchase authorization that was in effect at June 30, 2004.

11. Financial and Other Guarantees

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

Changes in the Company’s warranty liability during the first quarter of fiscal 2005 were as follows:

Balance, March 31, 2004	$5,342
Warranties issued during the period	2,218
Settlements made during the period	(2,086)

Balance, June 30, 2004	$5,474

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended

June 30, 2004 and 2003

(dollars in thousands, except per share amounts)

the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts generally range in terms from 1 to 5 years and require the Company to maintain and repair the Company’s product over the maintenance contract term. Amounts from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying consolidated balance sheets. The liability recorded for deferred service contract revenue was $14,959 and $12,342 as of June 30, 2004 and March 31, 2004, respectively. Such deferred service contract revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying consolidated statements of income. The activity related to the liability for deferred service contract revenue has been excluded from the table presented above.

12. Subsequent Events

On July 28, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million STERIS Common Shares. This Common Share repurchase authorization replaced an existing authorization that had 973,700 Common Shares remaining.

As of August 6, 2004, the Company had repurchased 175,000 of its Common Shares during the second quarter of fiscal 2005, at an average price of $20.57 per Common Share, leaving 2,825,000 Common Shares authorized for repurchase.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of income for the three-month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the three-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2004 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated June 4, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
July 26, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company, at times, may refer to information extracted from the Company’s consolidated financial statements, but not required to be presented in the financial statements under U.S. generally accepted accounting principles. Certain of this information is considered to be “non-GAAP financial measures” under the Securities and Exchange Commission rules. The Company has used the following non-GAAP financial measures in the context of this report on Form 10-Q: Backlog, debt to capital, days sales outstanding, and net debt. The Company defines these non-GAAP financial measures as follows:

•	Backlog- is defined by the Company as the amount of unfilled purchase orders at a point in time. At June 30, 2004 and March 31, 2004, the Company’s backlog amounted to $133.4 million and $129.6 million, respectively. Management uses this as a measure to assist in the projection of short-term financial results and inventory levels of the Company.

•	Debt to capital- is defined by the Company as total long-term debt divided by the sum of long-term debt and shareholders’ equity. At June 30, 2004 and March 31, 2004, the Company’s debt to capital amounted to 13.5% and 13.8%, respectively. Management uses this figure as a financial liquidity measure to gauge the Company’s ability to borrow, provide strength/protection against creditors, fund growth, develop outside of current business operations, and measure the risk of the Company’s financial structure.

•	Days sales outstanding- is defined by the Company as the average collection period for sales revenue. It is calculated as net accounts receivable divided by the trailing four quarters sales revenue, multiplied by 365. At June 30, 2004 and March 31, 2004, the Company’s days sales outstanding amounted to 80 days and 86 days, respectively. Management uses this figure to help gauge cash flows from operations.

•	Net debt- is defined by the Company as total debt less total cash and cash equivalents. At June 30, 2004 and March 31, 2004, the Company’s net debt amounted to $26.9 million and $32.7 million, respectively. Management uses this figure as a financial liquidity measure to gauge the Company’s ability to borrow, provide strength/protection against creditors, fund growth, develop outside of current business operations, and measure the risk of the Company’s financial structure.

The Company has presented these measures because it believes that meaningful analysis of the Company’s financial performance is enhanced by an understanding of certain additional factors underlying that performance and the Company’s judgments about those particular factors.

Executive Overview

During the first quarter of fiscal 2005, the Company recognized net income of $17.6 million on net revenues of $254.8 million, representing an increase of 7.0% from the comparable prior period’s net income of $16.5 million. As compared to the first quarter of fiscal 2004, the Company’s net revenues declined 1.7% during the first quarter of fiscal 2005. The net revenue decline was primarily attributable to lower capital equipment sales in the Company’s Life Sciences and Healthcare segments. In the Life Sciences segment, the Company experienced weakness in demand for its capital products in its international markets as a result of consolidations and capital project delays in the European pharmaceutical industry. In the Healthcare segment, capital equipment revenues were negatively impacted as a result of hospital customers attempting to prolong the useful lives of existing capital equipment through refurbishment, maintenance, and repair. The Company experienced nearly 10% growth in service net revenues during the first quarter of fiscal 2005 as compared to the comparable prior period as a result of expanded service offerings to hospitals and strong net revenue growth in the Company’s Isomedix Services segment, where the Company experienced double digit net revenue growth resulting from increased demand for ethylene oxide sterilization and gamma irradiation offerings. The growth in service net revenues partially offset the effects of the reduced capital equipment purchases by hospitals and pharmaceutical companies. During the first quarter of fiscal 2005, the Company continued to strengthen its position with various government agencies, such as the United States Department of Defense, where the Company is working with these agencies to explore potential applications of technologies in the defense, aerospace, mass transportation, and building decontamination areas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The Company’s gross margin percentages for the first quarter of fiscal 2005 amounted to 43.1% as compared to 41.1% during the comparable prior period. Gross margins were favorably impacted by a shift in sales from lower margin capital equipment to higher margin service and consumable offerings, improved manufacturing and service efficiencies, and improved pricing of certain product and service offerings. In addition, increased sales in the Company’s Isomedix Services segment positively impacted gross margins during the first quarter of fiscal 2005 as volumes generated improved efficiencies. Margins for the first quarter of fiscal 2004 were negatively impacted by costs associated with closing of the Company’s Australian manufacturing facility.

The Company continued to devote its capital spending to investments in new and existing facilities, business expansion projects, and information technology improvements. During the first quarter of fiscal 2005, the Company’s capital expenditures amounted to $10.5 million as compared to $11.3 million during the comparable prior period. The Company also continued to step up its investment in research and development to strengthen its competitive advantage in its global marketplaces. During the first quarter of fiscal 2005, research and development expenditures amounted to $9.3 million, as compared to $7.7 million during the comparable prior period. The increase in research and development expenditures during the first quarter of fiscal 2005 illustrates the Company’s increased emphasis on new product development, product improvements, and the development of new technological innovations.

Results of Operations

The following subsections describe the significant components of the Company’s results of operations and provide a comparison of the first quarter of fiscal 2005 to the first quarter of fiscal 2004.

Net Revenues

The following table illustrates the change in net revenue for the Company’s product and service offerings for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004:

	Three Months Ended June 30,
(dollars in thousands)	2004	2003	Change	Percent Change
Net Revenues:
Product revenue	$168,425	$180,642	$(12,217)	-6.8%
Service revenue	86,372	78,638	7,734	9.8%

Total Net Revenues	$254,797	$259,280	$(4,483)	-1.7%

Total net revenues consist of product and service revenues from the Company’s three business segments, net of sales returns and allowances.

Product net revenues consist primarily of net revenues generated from capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, freeze dryers, VHP technology, water stills, and pure steam generators; surgical lights and tables; and the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables. For the first quarter of fiscal 2005, product net revenues represented 66.1% of total net revenues, as compared to 69.7% during the comparable prior period. Product net revenues decreased $12.2 million to $168.4 million for the first quarter of fiscal 2005 as compared to the comparable prior period. The decrease in product net revenues is primarily attributable to a decrease in net revenues generated from sales of sterilizers and washers in the Company’s Healthcare segment and from Finn-Aqua product offerings and freeze dryers in the Company’s Life Sciences segment. Product net revenues declined as a result of industry-wide slowdowns in the purchases of smaller order replacement capital goods by hospitals and consolidations and capital project delays in the European pharmaceutical industry.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

At June 30, 2004, the Company’s backlog amounted to $133.4 million as compared to $129.6 million at March 31, 2004. The trend in backlog supports the shift the Company has seen in the Healthcare segment from small replacement orders to larger, project type orders. This trend is typically associated with the replacement of aging equipment. At June 30, 2004, the Healthcare segment’s backlog was $64.3 million, representing an increase of 12.8% over the March 31, 2004 backlog level of $57.0 million. At June 30, 2004, the Life Sciences segment’s backlog was $69.1 million, representing a decrease of 4.8% from the March 31, 2004 level of $72.6 million.

Service net revenues consist of net revenues generated from parts and labor associated with the maintenance and repair of the Company’s capital equipment, as well as net revenues generated from contract sterilization offered by the STERIS Isomedix Services segment. For the first quarter of fiscal 2005, total service net revenues increased 9.8% to $86.4 million, compared with $78.7 million in the comparable prior year quarter. As a percentage of revenues, total service net revenues were 33.9% of total net revenues in the first quarter of fiscal 2005, compared to 30.3% in first quarter of the prior year. The increase in service revenues stemmed primarily from near term trends at hospitals to extend the life of existing equipment as a way to delay spending for new capital equipment as well as new service offerings. Service net revenues generated from parts and labor associated with the maintenance and repair of the Company’s capital equipment were $62.0 million in the first quarter of fiscal 2005, an increase of 8.2%, compared to $57.3 million in the same period last year. STERIS Isomedix Services revenues were $24.4 million during the first quarter of fiscal 2005, compared to $21.3 million for the comparable prior period, representing an increase of 14.8%.

The following table illustrates the change in net revenues for capital equipment and recurring revenue streams for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004:

	Three Months Ended June 30,
(dollars in thousands)	2004	2003	Change	Percent Change
Net Revenues:
Capital	$110,761	$123,500	$(12,739)	-10.3%
Recurring	144,036	135,780	8,256	6.1%

Total Net Revenues	$254,797	$259,280	$(4,483)	-1.7%

For the first quarter of fiscal 2005, net revenues derived from sales of capital equipment amounted to $110.8 million, representing a decrease of $12.7 million, or 10.3%, from the comparable prior period. For the first quarter of fiscal 2005, net revenues generated from sales of capital equipment were 43.5% of total net revenues as compared to 47.6% during the comparable prior period. The decline in capital net revenues was attributable to lower capital equipment sales in the Company’s Life Sciences and Healthcare segments. Recurring net revenue streams consist of sales of the Company’s consumable products, parts and labor in connection with the servicing of the Company’s capital products, and net revenues generated from the Company’s Isomedix Services segment. For the first quarter of fiscal 2005, recurring net revenues amounted to $144.0 million, representing an increase of $8.3 million, or 6.1%, over the comparable prior period. As a percentage of total net revenues, recurring net revenues were 56.5% and 52.4% for the quarters ended June 30, 2004 and 2003, respectively. The increase in recurring net revenues is attributable to service net revenue growth as outlined above.

Further discussion regarding the Company’s segment net revenues for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 is included in the subsection of Management’s Discussion and Analysis of Financial Condition and Results of Operations titled “Business Segment Results of Operations.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The following table illustrates the change in total net revenues on a geographic basis for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004:

	Three Months Ended June 30				Percent of Total Net Revenues
(dollars in thousands)	2004	2003	Change	Percent Change	2004	2003
Net Revenues:
United States	$204,037	$198,901	$5,136	2.6%	80.1%	76.7%
International	50,760	60,379	(9,619)	-15.9%	19.9%	23.3%

Total Net Revenues	$254,797	$259,280	$(4,483)	-1.7%	100%	100%

For the first quarter of fiscal 2005, United States net revenues represented 80.1% of total net revenues as compared to 76.7% during the comparable prior period. During the first quarter of fiscal 2005, net revenues generated in the United States amounted to $204.0 million, representing an increase of $5.1 million, or 2.6%, from the comparable prior period. During the first quarter of fiscal 2005, United States sales of capital equipment decreased by $1.8 million, or 2.2%, as hospital customers attempted to prolong the useful lives of existing capital equipment through refurbishment, maintenance, and repair. Recurring net revenues generated in the United States market increased $6.9 million, or 5.9%, during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Service net revenues represented the largest driver of the change in recurring net revenue streams, increasing $7.3 million, or 10.8%, during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. United States service net revenues increased as a result of an expanded portfolio of service offerings to hospital customers, a focused effort by hospitals to prolong the useful lives of existing capital equipment through refurbishment, maintenance, and repair, and increased demand in the Company’s Isomedix Services segment for ethylene oxide sterilization and gamma irradiation offerings.

For the first quarter of fiscal 2005, international net revenues represented 19.9% of total net revenues as compared to 23.3% during the comparable prior period. During the first quarter of fiscal 2005, net revenues generated from international markets were $50.8 million, representing a decrease of $9.6 million, or 15.9%, from the comparable prior period. In the Company’s European market, which accounts for the largest portion of international revenues, net revenues for the first quarter of fiscal 2005 amounted to $31.1 million, representing a decrease of $8.4 million, or 21.2%, from the comparable prior period. Consolidations and capital project delays in the European pharmaceutical industry impacted the demand for the Company’s freeze dryers, washers, and other sterile processing equipment throughout the European marketplace. Net revenues from recurring revenue sources in the Company’s European marketplace amounted to $12.1 million during the first quarter of fiscal 2005 as compared to $10.8 million during the comparable prior period, representing an increase of $1.3 million, or 12.3%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Cost of Revenues and Gross Profit

The following table illustrates the change in cost of revenues for the first quarter of fiscal 2005 as compared to the comparable prior period and provides a comparison of the Company’s gross profit information for these quarters:

	Three Months Ended June 30,
(dollars in thousands)	2004	2003	Change	Percent Change
Cost of Revenues:
Product	$95,194	$105,963	$(10,769)	-10.2%
Service	49,711	46,746	2,965	6.3%

Total Cost of Revenues	$144,905	$152,709	$(7,804)	-5.1%

Gross Profit:
Product	$73,231	$74,679	$(1,448)	-1.9%
Service	36,661	31,892	4,769	15.0%

Total Gross Profit	$109,892	$106,571	$3,321	3.1%

Gross Profit Percentage:
Product	43.5%	41.3%
Service	42.4%	40.6%

Total Gross Profit Percentage	43.1%	41.1%

Gross profit is impacted by the volume, pricing, and mix of sales of the Company’s products and services, as well as the costs associated with the production of the goods and services that are sold. For the first quarter of fiscal 2005, the Company’s gross profit percentage was 43.1% as compared to 41.1% during the comparable prior period. The Company’s gross profit percentage increased during the first quarter of fiscal 2005 as compared to the same period in fiscal 2004 as a result of improved manufacturing and service efficiencies, increased pricing and changes in revenue mix from lower margin capital equipment to higher margin consumables and service offerings. Improved efficiencies in the Company’s Isomedix Services segment also positively impacted the gross profit percentage. The gross profit percentage for the first quarter of fiscal 2004 was negatively impacted by 40 basis points as a result of costs associated with the closing of the Company’s Australian manufacturing facility.

Operating Expenses

The following table illustrates the change in operating expenses for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004:

	Three Months Ended June 30,
(dollars in thousands)	2004	2003	Change	Percent Change
Operating Expenses:
Selling, general, and administrative	$72,566	$72,680	$(114)	-0.2%
Research and development	9,311	7,667	1,644	21.4%

Total Operating Expenses	$81,877	$80,347	$1,530	1.9%

Significant components of total selling, general, and administrative expenses are compensation and associated costs, fees for professional services, travel and entertainment, and other general and administrative expenses. As a percentage of total net revenues, selling, general, and administrative expenses were 28.5% and 28.0% for the first quarters of fiscal 2005 and 2004, respectively. Selling, general, and administrative expenses remained relatively flat, at $72.6 million and $72.7 million for the first quarters of fiscal 2005 and 2004, respectively. Compensation and related expenses increased quarter over quarter primarily as a result of annual employee compensation adjustments. A decline in travel and professional fees offset the fiscal 2005 compensation increase. During the first quarter of fiscal 2004, travel and professional fees were higher than during the first quarter of fiscal 2005, primarily due to additional travel and professional fees associated with the implementation and integration of an enterprise wide resource planning (“ERP”) system and costs associated with the acquisition, integration, marketing, and promotion efforts related to the Hamo Holding A.G. (“Hamo”) business acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

As a percentage of total net revenues, research and development expenses were 3.7% and 3.0% during the fiscal quarters ended June 30, 2004 and 2003, respectively. Research and development expenses increased 21.4% to $9.3 million during the first quarter of fiscal year 2005 compared to $7.7 million during the comparable prior period. The increase in research and development expenses, quarter over quarter, is attributable to an increased emphasis on new product development, product improvements, and the development of new technological innovations.

Interest Expense, Net

The following table illustrates the change in interest expense, net for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004:

	Three Months Ended June 30,
(dollars in thousands)	2004	2003	Change	Percent Change
Interest Expense, Net
Interest expense	$987	$524	$463	88.4%
Interest income	(170)	(28)	(142)	507.1%
Miscellaneous income	(116)	(11)	(105)	954.5%

Interest Expense, Net	$701	$485	$216	44.5%

Interest expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. Interest expense, net increased $0.2 million, or 44.5%, during the first quarter of fiscal 2005 to $0.7 million compared to the first quarter of fiscal 2004. The most significant driver of the increase in interest expense, net was the increase in interest expense during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Interest expense increased 88.4% quarter over quarter as a result of an increase in the average outstanding debt balance during the first quarter of fiscal 2005 as compared to the comparable prior period, a majority of which related to additional debt from the $100.0 million private placement completed during December 2003. The Company’s net debt at June 30, 2004 and March 31, 2004 amounted to $26.9 million and $32.7 million, respectively. Additional information regarding the $100.0 million private placement is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 in the section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” titled, “Sources of Credit,” and in Note 6 to the Company’s consolidated financial statements, “Long-Term Debt.”

Income Taxes

The following table illustrates the change in income tax expense for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 and provides a comparison of the effective tax rate for the first quarter of fiscal 2005 as compared to the comparable prior period:

	Three Months Ended June 30,
(dollars in thousands)	2004	2003	Change	Percent Change
Income Tax Expense	$9,697	$9,267	$430	4.6%

Effective Tax Rate	35.5%	36.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The Company provides for income tax expense on an interim basis based upon the Company’s estimate of the annual effective income tax rate. In estimating the annual effective income tax rate, the Company analyzes various factors, including the anticipated annual effects of state and local income taxes, foreign tax rates, other taxes and credits, and available tax planning alternatives. The effective tax rates for the first quarters of fiscal 2005 and 2004 were 35.5% and 36.0%, respectively. The decrease in the effective tax rate for the first quarter of fiscal 2005, as compared to the first quarter of fiscal 2004, is a result of the effects of tax planning initiatives and the Company’s projections related to the growth and profitability of its foreign entities during fiscal 2005. These initiatives relate primarily to the Company’s ability to recognize benefits from foreign tax credit utilization on earnings generated from foreign operations.

Business Segment Results of Operations

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 12, “Business Segment Information,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004 provides detailed information regarding each business segment. The following table provides a summary of the Company’s net revenues by business segment for the first quarter of fiscal 2005 as compared to the comparable prior period:

	Three Months Ended June 30,
(dollars in thousands)	2004	2003	Change	Percent Change
Net Revenues:
Healthcare	$176,644	$179,569	$(2,925)	-1.6%
Life Sciences	53,718	58,425	(4,707)	-8.1%
STERIS Isomedix Services	24,435	21,286	3,149	14.8%

Total Net Revenues	$254,797	$259,280	$(4,483)	-1.7%

Healthcare- Healthcare segment net revenues represented 69.3% of total net revenues for both of the quarters ended June 30, 2004 and 2003. Healthcare net revenues decreased $2.9 million, or 1.6%, to $176.6 million for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. During the first quarter of fiscal 2005, the Company experienced weak demand for capital goods, such as sterilizers and washing systems from hospitals, as the Healthcare segment’s net revenues from the sale of capital goods amounted to $75.9 million, representing a decrease of $6.3 million, or 7.6%, over the comparable prior period. The decrease in capital equipment revenue was partially offset by an increase in service net revenues as the hospital customer base continued to focus on the refurbishment, maintenance, and repair of existing capital equipment in order to extend the useful life of the equipment. An expanded portfolio of service offerings to the hospital customer base also contributed to the increase in service net revenues during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. During the first quarter of fiscal 2005, the Healthcare segment’s service net revenue totaled $53.1 million as compared to $49.5 million during the comparable prior period, representing an increase of $3.6 million, or 7.2%. The Healthcare segment’s net revenues from sales of consumable products remained relatively constant during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

Life Sciences- Life Sciences segment net revenues represented 21.1% and 22.5% of total net revenues for the quarters ended June 30, 2004 and 2003, respectively. Life Sciences net revenues decreased $4.7 million, or 8.1%, for the first quarter of fiscal 2005 as compared to the comparable prior period. Net revenues generated from the sale of capital goods amounted to $34.9 million for the first quarter of fiscal 2005, representing a decrease of $6.5 million, or 15.6%, as compared to the first quarter of fiscal 2004. The Company experienced weak demand during the first quarter of fiscal 2005 for capital goods, such as freeze dryers and the Company’s Finn-Aqua product line, from pharmaceutical companies due to consolidations and capital project delays in the European pharmaceutical industry. Offsetting the decline in capital revenue in the Life Sciences segment were increased net revenues from the Defense and Industrial business, where the Company continues to strengthen its position with various government agencies, such as the United States Department of Defense. The Company is working with these agencies to explore potential applications of its technologies in the defense, aerospace, mass transportation, and building decontamination areas.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

During the first quarter of fiscal 2005, the Life Science segment’s service net revenue totaled $8.8 million as compared to $7.8 million during the comparable prior period, representing an increase of $1.0 million, or 12.9%. Net revenues generated from the sales of consumables increased 8.1% to $10.0 million for the first quarter of fiscal 2005, as compared to $9.3 million during the comparable prior period.

STERIS Isomedix Services- STERIS Isomedix Services segment net revenues represented 9.6% of total net revenues for the quarter ended June 30, 2004 as compared to 8.2% for the quarter ended June 30, 2003. The increase in STERIS Isomedix Services net revenues for the first three months of fiscal 2005 of $3.1 million, or 14.8%, resulted from increased demand for the Company’s ethylene oxide sterilization and gamma irradiation offerings.

The following table provides a summary of the Company’s operating results by business segment for the first quarter of fiscal 2005 as compared to the comparable prior period:

	Three Months Ended June 30,
(dollars in thousands)	2004	2003	Change	Percent Change
Operating Income (loss):
Healthcare	$27,479	$23,644	$3,835	16.2%
Life Sciences	(4,708)	(590)	(4,118)	698.0%
STERIS Isomedix Services	5,244	3,170	2,074	65.4%

Total Operating Income	$28,015	$26,224	$1,791	6.8%

To calculate segment operating income (loss), the Company reduces the respective segment’s net revenues by direct expenses and indirect cost allocations, which reflect the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are typically based on each segment’s portion of net revenues, headcount, or other variables in relation to the total Company.

Healthcare- Healthcare operating income increased $3.8 million, or 16.2%, to $27.5 million for the first quarter of fiscal 2005, as compared to $23.6 million during the comparable prior period. The drivers of the increase in operating income for the quarter, as compared to the comparable prior quarter, were more favorable gross margins and reduced segment operating expenses. Gross margin percentages in this business segment amounted to 48.6% and 46.7% for the first quarters of fiscal 2005 and 2004, respectively. Gross margins were favorably impacted by increased sales of higher margin service and consumable offerings, as well as plant productivity improvements. Fiscal 2004 gross margins were negatively impacted by costs associated with the shut-down of an Australian manufacturing facility. The segment’s operating income was further impacted by lower selling, general, and administrative expenses during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

Life Sciences- Life Sciences operating loss was $4.7 million for the first quarter of fiscal 2005. This loss was $4.1 million greater than the $0.6 million operating loss during the comparable prior period. Although gross margin percentages generally increased for each of this segment’s product offerings, the operating loss was negatively impacted by reduced sales volumes, resulting in overall lower gross margins during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

STERIS Isomedix Services- STERIS Isomedix Services operating income increased $2.1 million, or 65.4%, to $5.2 million for the first quarter of fiscal 2005, as compared to $3.2 million during the comparable prior period. The drivers of the increase in operating income were more favorable gross margins and reduced operating expenses during the first quarter of fiscal 2005 as compared to the comparable prior period. Gross margins were favorably impacted by increased sales volumes and improved processing efficiencies. The segment’s operating income was further impacted by lower selling, general, and administrative expenses during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity and Capital Resources

The following table summarizes significant components of the Company’s cash flow for the quarters ended June 30, 2004 and 2003:

Cash Flows

	Three Months Ended June 30,
(dollars in thousands)	2004	2003	Change	Percent Change
Operating activities:
Net income	$17,617	$16,472	$1,145	7.0%
Non-cash items	17,898	10,807	7,091	65.6%
Changes in operating assets and liabilities, excluding the effect of business acquisitions	6,727	(17,831)	24,558	-137.7%

Net cash provided by operating activities	$42,242	$9,448	$32,794	347.1%

Investing activities:
Purchases of property, plant, equipment, and intangibles	$(10,545)	$(11,255)	$710	-6.3%
Purchase of business related assets	—	(2,900)	2,900	-100.0%
Investment in business, net of cash acquired	—	(36,814)	36,814	-100.0%

Net cash used in investing activities	$(10,545)	$(50,969)	$40,424	-79.3%

Financing activities:
Net (payments) proceeds under credit facilities	$(5,247)	$47,500	$(52,747)	-111.0%
Payments of long-term obligations and capital leases	(1,118)	(461)	(657)	142.5%
Repurchases of Common Shares	(28,149)	(14,139)	(14,010)	99.1%
Stock option and other equity transactions, net	2,646	2,214	432	19.5%

Net cash (used in) provided by financing activities	$(31,868)	$35,114	$(66,982)	-190.8%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $42.2 million for the first quarter of fiscal 2005 compared to $9.4 million for the comparable prior period. The increase in net cash inflow from operating activities of $32.8 million resulted from increases in the cash inflows for working capital purposes, non-cash items, and net income. The following table illustrates the key components of the Company’s working capital as of June 30, 2004 and March 31, 2004:

Working Capital

(dollars in thousands)	June 30, 2004	March 31, 2004	Change	Percent Change
Cash and cash equivalents	$79,926	$80,408	$(482)	-0.6%
Accounts receivable, net	236,693	255,437	(18,744)	-7.3%
Inventories	101,462	98,249	3,213	3.3%
Current portion of deferred income taxes	18,336	18,246	90	0.5%
Prepaid expenses and other current assets	14,223	10,338	3,885	37.6%

Total current assets	$450,640	$462,678	$(12,038)	-2.6%

Current portion of long-term indebtedness	$2,267	$4,049	$(1,782)	-44.0%
Accounts payable	60,698	67,988	(7,290)	-10.7%
Accrued income taxes	4,345	2,277	2,068	90.8%
Accrued expenses and other	116,519	116,114	405	0.3%

Total current liabilities	$183,829	$190,428	(6,599)	-3.5%

Working capital	$266,811	$272,250	$(5,439)	-2.0%

Following is a discussion of the most significant components of the Company’s working capital as of June 30, 2004 and an analysis of the change in these components from March 31, 2004:

•	Accounts receivable, net- Accounts receivable, net, decreased 7.3% to $236.7 million at June 30, 2004 as compared to $255.4 million at March 31, 2004. The Company’s financial results have historically been subject to recurring seasonal fluctuations with sales of certain of the Company’s product lines generally weighted toward the latter part of the Company’s fiscal year. During the first quarter of fiscal 2005, the Company’s net revenues amounted to $254.8 million as compared to $296.1 million during the fourth quarter of fiscal 2004, representing a decrease of 13.9%. The subsection below titled “Seasonality” provides additional information regarding seasonality in certain of the Company’s product lines. Accounts receivable balances are also dependent on the timing of customer payments. At June 30, 2004, the Company’s days sales outstanding amounted to 80 days as compared to 86 days at March 31, 2004.

•	Inventories- Inventories increased 3.3% to $101.5 million at June 30, 2004 as compared to $98.2 million at March 31, 2004. The Company has established targeted inventory production levels at production facilities in a process called modified level-loading, whereby a relatively constant stream of inventory production occurs, which may result in varying inventory levels during the year, as a result of customer demand fluctuations. The Company also uses backlog as a measure to assist in the determination of targeted inventory levels. At June 30, 2004 and March 31, 2004, backlog amounted to $133.4 million and $129.6 million, respectively.

•	Prepaid expenses and other assets- Prepaid expenses and other assets increased 37.6%, or $3.9 million, to $14.2 million, at June 30, 2004 as compared to $10.3 million at March 31, 2004. Of the increase, $2.5 million was related to increased levels of general insurance coverage throughout the Company’s domestic and international operations. Prepaid insurance is impacted by the timing of insurance premium payments, whereby many of the Company’s insurance premiums are paid in earlier portions of policy coverage periods. Also contributing to the increase in prepaid expenses and other assets were amounts related to information technology services and other general corporate items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

•	Current portion of long-term indebtedness- Current portion of long-term indebtedness decreased 44.0% to $2.3 million at June 30, 2004 as compared to $4.0 million at March 31, 2004. The decrease in the current portion of long-term indebtedness was primarily related to the paydown of outstanding debt amounts acquired as part of the purchase of Hamo, as well as current period capital lease payments.

•	Accounts payable- Accounts payable decreased by approximately 10.7% to $60.7 million as of June 30, 2004 as compared to $68.0 million at March 31, 2004. Based upon varying payment due dates of accounts payable obligations, accounts payable balances may fluctuate from period to period.

•	Accrued income taxes- Accrued income taxes are impacted by the Company’s earnings, the country in which those earnings are generated, income tax payments, changes in established tax reserves, and other tax benefits, such as tax benefits realized from stock option exercises. At June 30, 2004 and March 31, 2004, accrued income taxes amounted to $4.3 million and $2.3 million, respectively. The increase in accrued income tax amounts during relates primarily to the timing of federal and foreign income tax payments.

Net Cash Used In Investing Activities

For the first quarter of fiscal 2005, net cash used in investing activities amounted to $10.5 million as compared to $51.0 million during the comparable prior period. During the first quarter of fiscal 2004, the Company purchased all of the stock of Hamo and acquired certain business related assets from Sterion Incorporated. Investing cash outflow resulting from these transactions amounted to $36.8 million and $2.9 million, respectively. Absent the cash flow impact from these transactions, the cash used in investing activities during the first quarter of fiscal 2005 was comparable to the cash used during the first quarter of fiscal 2004, all of which related to capital expenditures.

Net Cash (Used In) Provided By Financing Activities

For the first quarter of fiscal 2005, net cash used in financing activities amounted to $31.9 million as compared to net cash provided by financing activities of $35.1 million during the comparable prior period. The following discussion summarizes the significant components of the Company’s financing cash flows for the quarters ending June 30, 2004 and 2003:

•	Net (payments) proceeds under credit facilities-During the first quarter of fiscal 2004, net proceeds under the Company’s unsecured revolving credit facility amounted to $47.5 million. During the first quarter of fiscal 2005, net payments under credit facilities amounted to $5.2 million, and related primarily to the net payments made on Hamo bank facilities. A detailed description of the Company’s sources of credit is included in the Company’s Annual Report on Form 10-K for the year ending March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 in the section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” titled, “Sources of Credit,” and in Note 6, “Long-Term Debt,” to the consolidated financial statements.

•	Repurchases of Common Shares- As discussed in Note 10, “Repurchases of Common Shares,” the Company’s Board of Directors has authorized the periodic repurchase of the Company’s Common Shares. From time to time, the Company engages in open market transactions to repurchase its Common Shares. During the first quarter of fiscal 2005, the Company repurchased 1,265,100 of its Common Shares at an average purchase price of $22.25 as compared to 640,300 of its Common Shares at an average purchase price of $22.08 during the comparable prior period.

•	Stock option and other equity transactions- Cash flows from stock option and other equity transactions are primarily derived from the issuance of the Company’s Common Shares under various employee stock compensation programs. During the first quarter of fiscal 2005, cash proceeds, net of tax benefits, from the issuance of Common Shares under these programs totaled $2.6 million, as compared to $2.2 million during the comparable prior period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Sources of Credit and Contractual and Commercial Commitments

A discussion of the Company’s sources of credit and contractual and commercial commitments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 14, 2004. The Company’s sources of credit and contractual and commercial commitments have not changed materially from March 31, 2004. At June 30, 2004 and March 31, 2004, debt to capital amounted to 13.5% and 13.8%, respectively.

Critical Accounting Policies, Estimates, and Assumptions

A discussion of the Company’s critical accounting policies, estimates, and assumptions is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 14, 2004. The Company’s critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2004.

Contingencies

The Company is involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, government investigations, and other legal proceedings that arise from time to time in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. Litigation is inherently unpredictable and actual results could differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

The Company also provides for tax reserves to the extent management of the Company believes it is probable that a taxing authority will take a sustainable position on a matter contrary to the position taken by the Company when filing required income tax returns. If the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of established reserves, the Company’s effective tax rate in a given financial statement period may be materially impacted.

International Operations

The Company has operations outside of the United States. These operations are conducted through the Company’s subsidiaries and involve the same business segments as the Company’s domestic operations. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of the Company’s net assets and results of operations. Foreign exchange favorably impacted net revenues during the first quarter of fiscal 2005 by $1.8 million, or 0.7%. Net income was negatively impacted by $0.3 million, or 1.7%, during the first quarter of fiscal 2005. The Company cannot predict with certainty future changes in foreign exchange rates or the effect they will have on the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Forward-Looking Statements

This discussion may contain statements and data concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report or earlier if indicated by the context, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products, or applications, or the Company’s business initiatives will take longer, cost more, or produce lower benefits than anticipated, (c) the possibility that compliance with laws, court rulings, regulations, or certification requirements of domestic and foreign authorities may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, (d) the potential of international unrest or effects of fluctuations in foreign currencies of countries where the Company does a sizeable amount of business, and (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

Availability of Securities and Exchange Commission Filings

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the Securities and Exchange Commission (the “SEC”). Copies of these materials can be obtained by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549 or by accessing the SEC’s website at http://www.sec.gov. Information may be obtained by calling the SEC at 1-800-SEC-0330. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge, on or through the investor relations section of its website at http://www.steris.com. Information on the Company’s website is not incorporated by reference into this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosure about Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004. The Company’s exposures to market risk have not changed materially since March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures as of June 30, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. In addition, there were no changes in the Company’s internal control over financial reporting as defined under Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in a number of legal proceedings and claims, which the Company believes arise from the ordinary course of its business, given its size, history, complexity, nature of its business, and industries in which it participates. These legal proceedings and claims generally involve a variety of legal theories and allegations, including without limitation, personal injury (e.g., slip and falls, automobile accidents), product liability (e.g., based on the operation or claimed malfunction of products), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants), property damage (e.g., claimed damage due to leaking equipment, fire), economic loss (e.g., breach of contract, other commercial claims), employment (e.g., wrongful termination), and other claims for damage and relief. In fiscal 2004, the Company settled a wrongful discharge lawsuit with a former employee. In connection with that settlement, the Company became aware of an investigation initiated based on discussions between the former employee and the FDA regarding the Company’s SYSTEM 1 ® sterile processing system. The investigation is currently being conducted by the FDA and the U.S. Department of Justice and is ongoing. The Company has offered and intends to cooperate with the government agencies regarding this matter, if requested.

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

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by the Company. Gains, if any, from these proceedings are recognized when they are realized. The Company believes there have been no material recent developments concerning the Company’s legal proceedings since March 31, 2004 and no new material pending legal proceedings required to be reported.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes the STERIS Common Shares repurchased monthly under the Company’s Common Share repurchase program for the first quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 through April 30, 2004	75,000	$22.33	75,000	2,163,800
May 1, 2004 through May 31, 2004	1,190,100	22.25	1,190,100	973,700
June 1, 2004 through June 30, 2004	—	—	—	973,700

Total	1,265,100	$22.25	1,265,100	973,700	(2)

(1)	These purchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on July 24, 2002. The original authorization under this program was for 3.0 million STERIS Common Shares and the program had no stated expiration date.
(2)	As of June 30, 2004. On July 28, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million STERIS Common Shares. This Common Share repurchase authorization replaced the then existing program described in Note (1) that had a then remaining repurchase authorization of 973,700 Common Shares.

ITEM 5. OTHER INFORMATION

On July 27, 2004, STERIS furnished a Current Report on Form 8-K to the Securities and Exchange Commission in which the Company reported its earnings announcement for the first fiscal 2005 quarter ended June 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 31, 2000, and incorporated herein by reference).

3.2	1992 Amended Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-K for the fiscal year ended March 31, 2003, and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999, and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002, and incorporated by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 23, 2004, STERIS furnished a Current Report on Form 8-K with the Securities and Exchange Commission. This filing reported that the Company announced its earnings for the fourth quarter and year ended March 31, 2004.

On June 16, 2004, STERIS furnished a Current Report on Form 8-K with the Securities and Exchange Commission. This filing contained materials that were prepared for the GARP Investors Conference and presented by the Company’s senior management on June 16, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ Laurie Brlas
Laurie Brlas
Senior Vice President and Chief Financial Officer
August 9, 2004