Form 10-Q
period 2004-09-30
STERIS CORP
filed 2004-11-05
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

The number of Common Shares outstanding as of October 29, 2004: 69,117,208

STERIS Corporation

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,785	$80,408
Accounts receivable (net of allowances of $8,597 and $8,623, respectively)	238,924	255,437
Inventories	103,714	98,249
Current portion of deferred income taxes	18,551	18,246
Prepaid expenses and other current assets	11,913	10,338

Total current assets	405,887	462,678

Property, plant, and equipment, net	382,015	374,102
Goodwill and intangibles, net	278,948	230,993
Other assets	2,089	2,037

Total assets	$1,068,939	$1,069,810

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$2,186	$4,049
Accounts payable	63,079	67,988
Accrued income taxes	1,183	2,277
Accrued payroll and other related liabilities	37,641	41,972
Accrued expenses and other	62,949	74,142

Total current liabilities	167,038	190,428

Long-term indebtedness	106,771	109,090
Deferred income taxes	34,067	29,568
Other liabilities	61,751	60,025

Total liabilities	369,627	389,111

Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value; 300,000 shares authorized; issued and outstanding shares of 69,117 and 69,946, respectively	201,368	224,999
Retained earnings	488,056	451,546
Accumulated other comprehensive (loss) income:
Minimum pension liability	(4,582)	(4,582)
Cumulative foreign currency translation adjustment	14,470	8,736

Total shareholders’ equity	699,312	680,699

Total liabilities and shareholders’ equity	$1,068,939	$1,069,810

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product	$176,612	$177,476	$345,037	$358,118
Service	88,234	79,913	174,606	158,551

Total revenues	264,846	257,389	519,643	516,669

Cost of revenues:
Product	102,588	101,924	197,782	207,887
Service	50,770	44,851	100,481	91,597

Total cost of revenues	153,358	146,775	298,263	299,484

Gross profit	111,488	110,614	221,380	217,185

Operating expenses:
Selling, general, and administrative	71,944	71,879	144,510	144,559
Research and development	8,677	6,411	17,988	14,078

Total operating expenses	80,621	78,290	162,498	158,637

Income from operations	30,867	32,324	58,882	58,548
Interest expense, net	685	499	1,386	984

Income before income tax expense	30,182	31,825	57,496	57,564
Income tax expense	11,289	11,456	20,986	20,723

Net income	$18,893	$20,369	$36,510	$36,841

Net income per share - basic	$0.27	$0.29	$0.53	$0.53

Net income per share - diluted	$0.27	$0.29	$0.52	$0.52

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2004	2003
Operating activities:
Net income	$36,510	$36,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,322	23,905
Deferred income taxes	4,213	(27)
Other items	5,214	2,475
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	18,289	11,488
Inventories	(3,241)	(23,521)
Other current assets	(1,542)	440
Accounts payable, net	(8,028)	(23,985)
Accruals and other, net	(14,361)	1,872

Net cash provided by operating activities	61,376	29,488

Investing activities:
Purchases of property, plant, equipment, and intangibles	(25,535)	(27,836)
Purchase of business related assets	—	(2,900)
Investments in businesses, net of cash acquired	(52,923)	(36,814)

Net cash used in investing activities	(78,458)	(67,550)

Financing activities:
Net (payments) proceeds under credit facilities	(2,158)	33,900
Payments on long-term obligations and capital leases	(2,104)	(367)
Repurchases of Common Shares	(33,868)	(14,139)
Stock option and other equity transactions, net	7,589	5,807

Net cash (used in) provided by financing activities	(30,541)	25,201

Effect of exchange rate changes on cash and cash equivalents	—	(742)

Decrease in cash and cash equivalents	(47,623)	(13,603)
Cash and cash equivalents at beginning of period	80,408	25,941

Cash and cash equivalents at end of period	$32,785	$12,338

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2004 and 2003

(dollars in thousands, except per share amounts)

1. Basis of Presentation

Throughout this document, references to “STERIS Corporation,” “STERIS,” or the “Company,” are references to STERIS Corporation and its subsidiaries.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and notes thereto included in Items 7, 7A, and 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 14, 2004. The consolidated balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and, therefore, operating results for the three and six month periods ended September 30, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 2005.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2004 and 2003

(dollars in thousands, except per share amounts)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Significant Accounting Policies

A detailed description of the Company’s significant and critical accounting policies, estimates, and assumptions is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 in the section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” titled, “Critical Accounting Policies, Estimates, and Assumptions,” and in Note 1 to the consolidated financial statements, “Accounting Policies.” The Company’s significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2004.

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

The following table illustrates the effect on the Company’s net income, earnings per basic Common Share, and earnings per diluted Common Share, had compensation cost for all options been determined based upon the fair market value recognition provisions of SFAS No. 123:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$18,893	$20,369	$36,510	$36,841
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	1,270	1,509	2,727	2,872

Pro forma	$17,623	$18,860	$33,783	$33,969

Earnings per share:
Basic:
As reported	$0.27	$0.29	$0.53	$0.53
Pro forma	0.25	0.27	0.49	0.49
Diluted:
As reported	0.27	0.29	0.52	0.52
Pro forma	0.25	0.27	0.48	0.48

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2004 and 2003

(dollars in thousands, except per share amounts)

For the purpose of computing pro forma net income, the fair value of option grants was estimated at their grant date using the Black-Scholes option pricing model and the following assumptions for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Risk free interest rate	3.54%-5.50%	3.54%-6.46%	3.54%-5.50%	3.54%-6.46%
Dividend yield	0%	0%	0%	0%
Expected volatility	45%	45%	45%	45%
Option life (in years)	5	5	5	5

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in the Company’s option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.

Recently Issued Accounting Standards and Accounting Standards Pending Adoption

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law provides a federal subsidy to companies that sponsor post-retirement healthcare plans that provide prescription drug coverage. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” that provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement healthcare plans with prescription drug benefits. FSP No. 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP No. 106-2 is generally effective for the first interim or annual reporting period beginning after June 15, 2004. The Company has adopted FSP No. 106-2 as of July 1, 2004. The Company has elected under the provisions of FSP No. 106-2, to defer recognizing any potential subsidy from the Act, until the final regulations necessary to fully implement the Act are issued. The reported post-retirement benefit cost for the three and six months ended September 30, 2004, presented in Note 7, “Benefit Plans,” does not reflect the effects of the Act on the Company’s post-retirement benefit plan.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (“SFAS No. 132”), “Employers’ Disclosures about Pension and Other Post-retirement Benefits.” As revised, SFAS No. 132 requires additional disclosures for defined benefit pension and other post-retirement benefit plans including quarterly disclosure of the various components of net periodic benefit costs and expanded annual disclosures about plan assets, obligations, cash flows, net periodic benefit cost, and investment strategies. Note 7, “Benefit Plans,” includes the additional pension and other post-retirement benefit plan disclosures required by SFAS No. 132.

2. Business Acquisition

On September 15, 2004, the Company announced that it had acquired Albert Browne Limited and its subsidiaries (“Browne”), a privately-held manufacturer of chemical indicators, headquartered in Leicester, England for 28.9 million British pounds sterling ($52,132), net of 3.2 million British pounds sterling ($5,807) of cash acquired at the close of the transaction. Browne is a leading provider of chemical indicators to healthcare facilities in over 70 countries. The acquisition provides the Company with an established European distribution channel and expands the Company’s offering of consumable products used with its broad line of capital equipment for infection control and decontamination.

The purchase price is subject to the final settlement of certain working capital adjustments as guaranteed by the seller. The purchase price of $58,730, which includes costs associated with the transaction, has been preliminarily allocated to net assets and goodwill and is subject to further adjustment as the Company finalizes costs associated with the acquisition and the valuation of identified intangible assets and certain tangible assets acquired and liabilities assumed.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2004 and 2003

(dollars in thousands, except per share amounts)

The consolidated financial statements include the operating results of Browne from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition is not deemed significant. Goodwill created as a result of this acquisition has been allocated to the Company’s Healthcare segment.

3. Common Shares

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
		(shares in thousands)
Weighted average Common Shares outstanding - basic	69,010	69,347	69,243	69,403
Dilutive effect of Common Share equivalents	734	1,223	850	1,264

Weighted average Common Shares and equivalents - diluted	69,744	70,570	70,093	70,667

Options to purchase the following number of Common Shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price for the Common Shares during the period:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
		(shares in thousands)
Number of Common Share options	2,566	617	1,568	617
Weighted average exercise price	$25.06	$30.45	$28.27	$30.45

4. Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under U.S. generally accepted accounting principles and other comprehensive income. Other comprehensive income considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. The following table illustrates the components of the Company’s comprehensive income for the three and six month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income	$18,893	$20,369	$36,510	$36,841
Foreign currency translation adjustments	7,194	(142)	5,734	5,311

Total comprehensive income	$26,087	$20,227	$42,244	$42,152

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2004 and 2003

(dollars in thousands, except per share amounts)

5. Inventories

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories consisted of the following:

	September 30, 2004	March 31, 2004
Raw materials	$ 26,556	$ 27,916
Work in process	18,946	24,420
Finished goods	58,212	45,913

Total inventories	$103,714	$ 98,249

6. Income Taxes

Income tax expense includes U.S. federal, state and local, and foreign income taxes, and is based on reported pre-tax income. Income tax expense is provided on an interim basis based upon the Company’s estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions that the earnings will be generated in, the impact of state and local income taxes, the Company’s ability to utilize tax credits and net operating loss carryforwards, and available tax planning alternatives. The effective income tax rates for the three month periods ended September 30, 2004 and 2003 were 37.4% and 36.0%, respectively. For the six month periods ended September 30, 2004 and 2003, the effective income tax rates were 36.5% and 36.0%, respectively.

7. Benefit Plans

The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, the Company sponsors an unfunded post-retirement medical benefit plan for a group of U.S. employees comprised substantially of the same employees who receive pension benefits under the U.S. defined benefit plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage. Additional information regarding the Company’s defined benefit pension plans and post-retirement medical benefit plan, including detailed information regarding employees covered and assumptions used to determine the benefit obligation and net periodic benefit cost is included in Note 9, “Benefit Plans,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2004 and 2003

(dollars in thousands, except per share amounts)

The components of net periodic benefit cost for the Company’s defined benefit pension plans and other post-retirement benefit plan were as follows:

	Defined Benefit Pension Plans		Other Post-Retirement Plan
Three-Months Ended September 30,	2004	2003	2004	2003
Service cost	$377	$374	$235	$235
Interest cost	793	776	1,172	1,158
Expected return on plan assets	(822)	(720)	—	—
Net amortization and deferral	144	256	476	422

Net periodic benefit cost	$492	$686	$1,883	$1,815

	Defined Benefit Pension Plans		Other Post-Retirement Plan
Six-Months Ended September 30,	2004	2003	2004	2003
Service cost	$754	$748	$470	$470
Interest cost	1,586	1,552	2,344	2,316
Expected return on plan assets	(1,644)	(1,440)	—	—
Net amortization and deferral	288	512	952	844

Net periodic benefit cost	$984	$1,372	$3,766	$3,630

8. Contingencies

The Company is involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, government investigations, and other legal proceedings that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In the opinion of management, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Litigation is inherently unpredictable and actual results could differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

To the extent that management of the Company believes it is probable that a taxing authority will take a sustainable position on a matter contrary to the position taken by the Company, the Company provides tax accruals. If the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of established accruals, the Company’s effective income tax rate in a given financial statement period may be materially impacted.

Refer to Part II, Item I, “Legal Proceedings,” on page 29 of this Form 10-Q.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2004 and 2003

(dollars in thousands, except per share amounts)

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Healthcare	$187,071	$179,672	$363,715	$359,241
Life Sciences	53,529	56,875	107,247	115,300
STERIS Isomedix Services	24,246	20,842	48,681	42,128

Total revenues	$264,846	$257,389	$519,643	$516,669

Operating income (loss):
Healthcare	$28,970	$28,855	$56,449	$52,499
Life Sciences	(2,755)	462	(7,463)	(128)
STERIS Isomedix Services	4,652	3,007	9,896	6,177

Total operating income	$30,867	$32,324	$58,882	$58,548

Financial information for each of the Company’s geographic areas is presented in the following table. Revenues are based on the location of these operations and their customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
United States	$210,324	$204,074	$414,361	$402,975
International	54,522	53,315	105,282	113,694

Total revenues	$264,846	$257,389	$519,643	$516,669

	September 30,	March 31,
	2004	2004
Long-lived assets:
United States	$529,574	$525,980
International (1)	133,478	81,152

Total long-lived assets	$663,052	$607,132

(1)	Long-lived tangible assets and goodwill related to the acquistion of Browne have been included as international assets at September 30, 2004 in the above table. Refer to Note 2, “Business Acquisition,” for further information.

10. Repurchases of Common Shares

On July 28, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million STERIS Common Shares. This Common Share repurchase authorization replaced the Common Share repurchase authorization of July 24, 2002. During the first half of fiscal 2005, the Company repurchased 1,539,100 of its Common Shares for $33,868, representing an average price of $22.01 per Common Share. During the second quarter of fiscal 2005, the Company repurchased 274,000 of its Common Shares for $5,719, representing an average price of $20.87 per Common Share. At September 30, 2004, 2,726,000 Common Shares remained authorized for repurchase and 884,284 Common Shares were held in treasury.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2004 and 2003

(dollars in thousands, except per share amounts)

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

Changes to the Company’s warranty liability during the first half of fiscal 2005 were as follows:

Balance, March 31, 2004	$5,914
Warranties issued during the period	3,325
Settlements made during the period	(3,850)

Balance, September 30, 2004	$5,389

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts generally range in terms from 1 to 5 years and require the Company to maintain and repair the Company’s product over the maintenance contract term. Amounts received from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying consolidated balance sheets. The liability recorded for deferred service contract revenue was $13,363 and $12,342 as of September 30, 2004 and March 31, 2004, respectively. Such deferred service contract revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying consolidated statements of income. The activity related to the liability for deferred service contract revenue has been excluded from the table presented above.

12. Foreign Currency Forward Contracts

The Company has entered into foreign currency forward contracts with notional values of 8.0 million euro and 3.0 million British pounds sterling to reduce its transactional foreign currency exposures. The estimated fair value of these forward contracts was $8 at September 30, 2004 and is included in “Accrued expenses and other” on the accompanying consolidated balance sheets. The contracts are marked to market, with gains and losses recognized in the consolidated statements of income.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of September 30, 2004, and the related consolidated statements of income for the three and six month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the six month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

October 25, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company, at times, may refer to information extracted from the Company’s consolidated financial statements, but not required to be presented in the financial statements under U.S. generally accepted accounting principles. Certain of this information is considered to be “non-GAAP financial measures” under the Securities and Exchange Commission rules. The Company has used the following non-GAAP financial measures in the context of this report on Form 10-Q: Backlog, debt to capital, and days sales outstanding. The Company defines these non-GAAP financial measures as follows:

•	Backlog- is defined by the Company as the amount of unfilled purchase orders at a point in time. At September 30, 2004, June 30, 2004, and September 30, 2003, the Company’s backlog amounted to $133.5 million, $133.4 million, and $152.6 million, respectively. Backlog at September 30, 2004 was comprised of $72.4 million related to the Company’s Healthcare segment and $61.1 million related to the Company’s Life Sciences segment. Management uses this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•	Debt to capital- is defined by the Company as total long-term debt divided by the sum of long-term debt and shareholders’ equity. At September 30, 2004 and March 31, 2004, the Company’s debt to capital amounted to 13.2% and 13.8%, respectively. Management uses this figure as a financial liquidity measure to gauge the Company’s ability to borrow, provide strength/protection against creditors, fund growth, develop outside of current business operations, and measure the risk of the Company’s financial structure.

•	Days sales outstanding- is defined by the Company as the average collection period for sales revenue. It is calculated as net accounts receivable divided by the trailing four quarters revenues, multiplied by 365. At September 30, 2004 and March 31, 2004, the Company’s days sales outstanding amounted to 80 days and 86 days, respectively. Management uses this figure to help gauge the quality of accounts receivable.

The Company has presented these measures because it believes that meaningful analysis of the Company’s financial performance is enhanced by an understanding of certain additional factors underlying that performance and management’s judgments about those particular factors.

Executive Overview

The Company recognized net income of $18.9 million, or $0.27 per diluted share, during the second quarter of fiscal 2005, representing a decrease of 7.2% from the comparable prior year period’s net income of $20.4 million, or $0.29 per diluted share. For the first six months of fiscal 2005, net income was flat as compared to the same prior year period. Net income for both periods was negatively impacted by weakness in the Company’s Life Sciences segment, which experienced ongoing volume declines.

Revenues for the second quarter of fiscal 2005 were $264.8 million, an increase of $7.5 million, or 2.9%, as compared to $257.4 million during the prior year second quarter. For the first six months of fiscal 2005, revenues were $519.6 million as compared to $516.7 million for the same period of fiscal 2004, representing an increase of $3.0 million, or 0.6%. Increased revenues in the Company’s Healthcare segment, where capital equipment demand continued to improve, and mid-teen percentage revenue growth in the Company’s Isomedix Services segment, were the main drivers of improved overall revenues. These factors were partially offset by a decline in revenues in the Company’s Life Sciences segment, which was impacted by a number of consolidations within the European pharmaceutical industry that led to the cancellation or delay of several new facility construction projects. The Life Sciences segment also experienced softness in demand from North American customers reflecting cautiousness regarding capital spending.

The Company’s gross profit percentage was 42.1% for the second quarter of fiscal 2005 as compared to 43.0% for the second quarter of fiscal 2004. The 90 basis point decline in the gross profit percentage quarter over quarter was a result of lower margins in the Life Sciences segment driven by lower volumes and a slight decline in the Healthcare segment reflecting a change in revenue mix. The quarter’s gross profit percentage was also negatively impacted by changes in foreign currency exchange rates in relation to the U.S. dollar. The Company’s gross profit percentage was 42.6% for the first half of fiscal 2005 as compared to 42.0% for the first half of fiscal 2004. The fiscal 2005 year to date gross profit percentage exceeded the prior year levels as a result of the generation of a higher margin revenue mix during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004.

The Company continues to focus its capital spending on investments in new and existing facilities, business expansion projects, and information technology improvements. In the first half of fiscal 2005, capital expenditures amounted to $25.5 million, of which $15.0 million related to second quarter spending. The Company also continued to step up its investment in research and development to strengthen its competitive position in global marketplaces. The increase in research and development expenditures during the first six months of fiscal 2005 reflects an increased emphasis on new product development, product improvements, development of new technological innovations, and the focus of research and development efforts on the streamlining of manufacturing processes and the standardization of products.

During the second quarter of fiscal 2005, the Company announced that it had acquired Albert Browne Limited, a manufacturer of chemical indicators based in the United Kingdom. This acquisition provides the Company with an established European distribution channel that fits the Company’s strategic goal of expanding its offering of consumable products used with its broad line of capital equipment for infection control and decontamination.

Results of Operations

In the following subsections, the Company has presented its fiscal 2005 second quarter and fiscal 2005 year to date results of operations, and has compared these results to the corresponding periods of the prior fiscal year.

Revenues

As prescribed by Regulation S-X, the Company has presented separately on its Consolidated Statements of Income for each period presented, revenues generated as either product revenues or service revenues. In discussing revenues, the Company, at times, may refer to revenues in differing detail than that which is prescribed by Regulation S-X. Although the terminology that the Company employs to describe revenues may be similar to the terms used by other companies, the definitions and uses of these terms may differ significantly among companies. The Company uses the following terms to describe revenues:

•	Revenues- The Company’s revenues are presented net of sales returns and allowances.

•	Product Revenues- Product revenues are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, freeze dryers, VHP technology, water stills, and pure steam generators; surgical lights and tables; and the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Service Revenues- Service revenues are defined by the Company as revenues generated from parts and labor associated with the maintenance, repair, and installation of the Company’s capital equipment, as well as revenues generated from contract sterilization offered through the Company’s Isomedix Services segment.

•	Capital Revenues- Capital revenues are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, freeze dryers, VHP technology, water stills, and pure steam generators; and surgical lights and tables.

•	Consumable Revenues- Consumable revenues are defined by the Company as revenues generated from sales of the consumable family of products which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Recurring Revenues- Recurring revenues are defined by the Company as revenues generated from sales of consumable products and service revenues.

The following table illustrates the changes in the Company’s revenues for the three and six month periods ended September 30, 2004 as compared to the same periods in the prior year:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
	2004	2003			2004 (1)	2003 (1)
Capital Revenues	$119,722	$122,794	$(3,072)	-2.5%	45.2%	47.7%
Consumable Revenues	56,890	54,682	2,208	4.0%	21.5%	21.2%

Product Revenues	176,612	177,476	(864)	-0.5%	66.7%	68.9%

Service Revenues	88,234	79,913	8,321	10.4%	33.3%	31.1%

Total Revenues	$264,846	$257,389	$7,457	2.9%	100.0%	100.0%

Service Revenues	$88,234	$79,913	$8,321	10.4%	33.3%	31.1%
Consumable Revenues	56,890	54,682	2,208	4.0%	21.5%	21.2%

Recurring Revenues	145,124	134,595	10,529	7.8%	54.8%	52.3%

Capital Revenues	119,722	122,794	(3,072)	-2.5%	45.2%	47.7%

Total Revenues	$264,846	$257,389	$7,457	2.9%	100.0%	100.0%

United States	$210,324	$204,074	$6,250	3.1%	79.4%	79.3%
International	54,522	53,315	1,207	2.3%	20.6%	20.7%

Total Revenues	$264,846	$257,389	$7,457	2.9%	100.0%	100.0%

	Six Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
	2004	2003			2004 (1)	2003 (1)
Capital Revenues	$230,483	$246,294	$(15,811)	-6.4%	44.4%	47.7%
Consumable Revenues	114,554	111,824	2,730	2.4%	22.0%	21.6%

Product Revenues	345,037	358,118	(13,081)	-3.7%	66.4%	69.3%

Service Revenues	174,606	158,551	16,055	10.1%	33.6%	30.7%

Total Revenues	$519,643	$516,669	$2,974	0.6%	100.0%	100.0%

Service Revenues	$174,606	$158,551	$16,055	10.1%	33.6%	30.7%
Consumable Revenues	114,554	111,824	2,730	2.4%	22.0%	21.6%

Recurring Revenues	289,160	270,375	18,785	6.9%	55.6%	52.3%

Capital Revenues	230,483	246,294	(15,811)	-6.4%	44.4%	47.7%

Total Revenues	$519,643	$516,669	$2,974	0.6%	100.0%	100.0%

United States	$414,361	$402,975	$11,386	2.8%	79.7%	78.0%
International	105,282	113,694	(8,412)	-7.4%	20.3%	22.0%

Total Revenues	$519,643	$516,669	$2,974	0.6%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Quarter over Quarter Comparison

Revenues for the second quarter of fiscal 2005 were $264.8 million, an increase of $7.5 million, or 2.9%, as compared to $257.4 million during the prior year second quarter. Improved overall revenues, quarter over quarter, were driven by a 10.4% increase in service revenues, primarily the result of increased demand and higher utilization of recently expanded facilities capacity in the Company’s Isomedix Services segment. Overall revenues were further positively impacted by a 4.0% increase in consumable revenues, primarily the result of increased sales of consumable products within the Company’s Life Sciences segment. Overall revenues for the quarter were negatively impacted by a net decrease of $3.1 million, or 2.5%, in capital revenues as compared to the second quarter of fiscal 2004. The net decrease in capital revenues was attributable to weakness in demand within the Company’s Life Sciences segment, where revenues generated from sales of capital equipment decreased 20.8% from the comparable prior year period. Weak demand for capital equipment within the Life Sciences segment resulted from the cancellation or delay of several new facility construction projects, particularly in Europe where there have been numerous consolidations, and more prevalent cautiousness in the North American market regarding capital spending. An increase in revenues throughout the Company’s Canadian and Asia Pacific markets partially offset the aforementioned revenue declines in Europe and North America. Capital revenues within the Company’s Healthcare segment improved 7.2%, as compared to the second quarter of fiscal 2004, as a result of increased demand generated from recent hospital facility expansions and renovations which have shifted the segment’s revenues from smaller orders, typically associated with the replacement of aging equipment, to large-order, project-related capital equipment. This demand within the Healthcare segment served to partially offset weaknesses in Life Sciences capital revenues.

International revenues for the quarter amounted to $54.5 million, representing an increase of $1.2 million, or 2.3%, as compared to the second quarter of fiscal 2004. International revenues were positively impacted by an increase in recurring revenues of $6.5 million, or 42.7%, as compared to the second quarter of fiscal 2004. International revenues were negatively impacted by a decrease in capital revenues of $5.3 million, or 14.0%, as compared to the second quarter of fiscal 2004, primarily a result of weaknesses in the Life Sciences segment throughout Europe. The decline in European capital equipment sales was partially offset by increased demand in the Company’s Canadian and Asia Pacific markets.

United States revenues for the quarter amounted to $210.3 million, representing an increase of $6.3 million, or 3.1%, as compared to the second quarter of fiscal 2004. United States revenues were positively impacted by an increase in recurring revenues of $4.0 million, or 3.3%, primarily attributable to increased service revenues within the Company’s Isomedix Services segment. United States revenues were also positively impacted during the quarter by a net increase in capital revenues of $2.3 million, or 2.7%, as compared to the second quarter of fiscal 2004, reflecting increased demand generated from recent hospital facility expansions and renovations.

Year over Year Comparison

Revenues for the first half of fiscal 2005 were $519.6 million, an increase of $3.0 million, or 0.6%, as compared to $516.7 million during the first half of fiscal 2004. Improved overall revenues, year over year, were driven by a 10.1% increase in service revenues, primarily as a result of increased demand and higher utilization of recently expanded facilities capacity within the Company’s Isomedix Services segment and growth in the Life Sciences segment. Overall revenues for the year to date period were favorably impacted by a 2.4% increase in sales of consumable products, primarily within the Company’s Life Sciences segment. Capital revenues declined $15.8 million, or 6.4%, as compared to the first half of fiscal 2004. The net decrease in capital revenues, year over year, was attributable to weakness in demand within the Company’s Life Sciences segment, where revenues generated from capital equipment decreased 18.2%. Year over year, capital revenues generated within the Company’s Healthcare segment remained flat, as a result of a surge in large-order, project-related capital equipment sales during the second quarter of fiscal 2005, which served to offset lower levels of capital equipment sales in the first quarter of fiscal 2005.

International revenues for the first half of fiscal 2005 amounted to $105.3 million, a decrease of $8.4 million, or 7.4%, as compared to the first half of fiscal 2004. The decline in year over year international revenues was attributable to lower levels of international capital equipment sales in Europe. The reduced capital equipment sales were prevalent in the Company’s Life Sciences and Healthcare segments, where international capital equipment sales declined 23.0% and 15.5%, respectively. The declines in European capital equipment sales were partially offset by increased demand in the Company’s Canadian and Asia Pacific markets.

United States revenues for the first half of fiscal 2005 amounted to $414.4 million, an increase of $11.4 million, or 2.8%, as compared to the first half of fiscal 2004. United States revenues were positively impacted by an increase in recurring revenues of $11.1 million, or 4.7%, primarily attributable to service revenues within the Company’s Isomedix Services segment. Year over year, capital revenues generated in the United States remained flat as a result of a surge in large-order, project-related capital equipment sales during the second quarter of fiscal 2005, which served to offset lower levels of capital equipment sales during the first quarter of fiscal 2005.

Gross Profit

The following table illustrates the changes in gross profit for the three and six month periods ended September 30, 2004 and 2003:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2004	2003
Gross Profit:
Product	$74,024	$75,552	$(1,528)	-2.0%
Service	37,464	35,062	2,402	6.9%

Total Gross Profit	$111,488	$110,614	$874	0.8%

Gross Profit Percentage:
Product	41.9%	42.6%
Service	42.5%	43.9%

Total Gross Profit Percentage	42.1%	43.0%

	Six Months Ended September 30,		Change	Percent Change
	2004	2003
Gross Profit:
Product	$147,255	$150,231	$(2,976)	-2.0%
Service	74,125	66,954	7,171	10.7%

Total Gross Profit	$221,380	$217,185	$4,195	1.9%

Gross Profit Percentage:
Product	42.7%	42.0%
Service	42.5%	42.2%

Total Gross Profit Percentage	42.6%	42.0%

Gross profit is impacted by the volume, pricing, and mix of sales of the Company’s products and services, as well as the costs associated with the products and services that are sold. The Company’s gross profit percentage was 42.1% for the second quarter of fiscal 2005, as compared to 43.0% for the second quarter of fiscal 2004. The 90 basis point decline in the gross profit percentage, quarter over quarter, was a result of lower margins in the Life Sciences segment driven by lower volumes and a slight decline in the Healthcare segment reflecting a change in revenue mix. The quarter’s gross profit percentage was also negatively impacted by changes in foreign currency exchange rates in relation to the U.S. dollar. The Company’s gross profit percent was 42.6% for the first half of fiscal 2005 as compared to 42.0% for the first half of fiscal 2004. The fiscal 2005 year to date gross profit percentage exceeded the prior year levels as a result of the generation of a higher margin revenue mix during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Gross profit percentage for the first half of fiscal 2004 was negatively impacted by costs associated with the closing of an Australian manufacturing facility during the first quarter.

Operating Expenses

The following table illustrates the changes in operating expenses for the three and six month periods ended September 30, 2004 and 2003:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2004	2003
Operating Expenses:
Selling, General, and Administrative	$ 71,944	$ 71,879	$65	0.1%
Research and Development	8,677	6,411	2,266	35.3%

Total Operating Expenses	$ 80,621	$ 78,290	$2,331	3.0%

	Six Months Ended September 30,		Change	Percent Change
	2004	2003
Operating Expenses:
Selling, General, and Administrative	$144,510	$144,559	$(49)	0.0%
Research and Development	17,988	14,078	3,910	27.8%

Total Operating Expenses	$162,498	$158,637	$3,861	2.4%

Significant components of total selling, general, and administrative expenses are compensation and associated costs, fees for professional services, travel and entertainment, and other general and administrative expenses. As a percentage of total revenues, selling, general, and administrative expenses were 27.2% and 27.8% for the three and six month periods ended September 30, 2004, respectively, as compared to 27.9% and 28.0%, respectively, for the comparable prior year periods. Selling, general, and administrative expenses remained relatively flat for the three and six month periods ended September 30, 2004, as compared to the same prior year periods.

As a percentage of total revenues, research and development expenses were 3.3% and 3.5% for the three and six month periods ended September 30, 2004, respectively, as compared to 2.5% and 2.7%, respectively, for the same prior year periods. For the three and six month periods ended September 30, 2004, research and development expenses increased 35.3% and 27.8% to $8.7 million and $18.0 million, respectively, as compared to $6.4 million and $14.1 million during the same prior year periods. The increase in research and development expenses during both periods is attributable to an increased emphasis on new product development, product improvements, development of new technological innovations, and the focus of research and development efforts on the streamlining of manufacturing processes and standardization of products.

Interest Expense, Net

The following table illustrates the changes in interest expense, net for the three and six month periods ended September 30, 2004 and 2003:

(dollars in thousands)	Three Months Ended September 30,		Change
	2004	2003
Interest Expense, Net:
Interest Expense	$3,903	$3,522	$381
Interest and Miscellaneous Income	(218)	(23)	(195)

Interest Expense, Net	$3,685	$ 499	$186

	Six Months Ended September 30,		Change
	2004	2003
Interest Expense, Net:
Interest Expense	$1,890	$1,046	$844
Interest and Miscellaneous Income	(504)	(62)	(442)

Interest Expense, Net	$1,386	$3,984	$402

Interest expense, net, consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The most significant driver of the increase in interest expense, net in both fiscal 2005 periods related to an increase in interest expense, which resulted from higher interest rates on the Company’s outstanding debt during fiscal 2005 as compared to the prior year. A detailed discussion of the Company’s outstanding debt is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 in the section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” titled, “Sources of Credit,” and in Note 6 to the Company’s consolidated financial statements, “Long-Term Debt.”

Income Tax Expense

The following table illustrates the changes in income tax expense for the three and six month periods ended September 30, 2004 and 2003, and provides a comparison of the effective income tax rates for the aforementioned periods:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2004	2003
Income Tax Expense	$11,289	$11,456	$(167)	-1.5%
Effective Income Tax Rate	37.4%	36.0%

	Six Months Ended September 30,		Change	Percent Change
	2004	2003
Income Tax Expense	$20,986	$20,723	$263	1.3%
Effective Income Tax Rate	36.5%	36.0%

The Company provides for income tax expense on an interim basis based upon the Company’s estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and the taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The effective income tax rates for the second quarters of fiscal 2005 and fiscal 2004 were 37.4% and 36.0%, respectively. For the first six months of fiscal 2005 and 2004, the effective income tax rates were 36.5% and 36.0%, respectively. The higher effective income tax rates during both periods resulted primarily from a reduction of operating profits generated in international tax jurisdictions and the resulting inability of the Company to fully utilize a portion of foreign tax credits against foreign profits taxed in the United States.

Business Segment Results of Operations

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 12, “Business Segment Information,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004, provides detailed information regarding each business segment. The following table provides a summary of the Company’s revenues by business segment for the three and six month periods ended September 30, 2004 and 2003:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2004	2003
Revenues:
Healthcare	$187,071	$179,672	$7,399	4.1%
Life Sciences	53,529	56,875	(3,346)	-5.9%
STERIS Isomedix Services	24,246	20,842	3,404	16.3%

Total Revenues	$264,846	$257,389	$7,457	2.9%

	Six Months Ended September 30,		Change	Percent Change
	2004	2003
Revenues:
Healthcare	$363,715	$359,241	$4,474	1.2%
Life Sciences	107,247	115,300	(8,053)	-7.0%
STERIS Isomedix Services	48,681	42,128	6,553	15.6%

Total Revenues	$519,643	$516,669	$2,974	0.6%

Healthcare Segment

Healthcare segment revenues represented 70.6% of total revenues for the second quarter of fiscal 2005 as compared to 69.8% of total revenues for the second quarter of fiscal 2004. Healthcare revenues increased $7.4 million, or 4.1%, to $187.1 million for the second quarter of fiscal 2005 as compared to $179.7 million for the second quarter of fiscal 2004. The increase in Healthcare revenues for the quarter was primarily driven by a 7.2% increase in capital revenues, which resulted from increased demand generated from recent hospital facility expansions and renovations which have shifted the segment’s revenues from smaller orders typically associated with the replacement of aging equipment to large-order, project-related capital equipment. At September 30, 2004, the Healthcare segment’s backlog amounted to $72.4 million, representing increases of $8.1 million, or 12.6%, and $15.0 million, or 26.0%, over the June 30, 2004 and September 30, 2003 levels, respectively. The Healthcare segment’s fiscal 2005 second quarter revenues also were positively impacted by a 2.4% increase in service revenues.

Healthcare segment revenues represented 69.9% of total revenues for the first half of fiscal 2005 as compared to 69.4% of total revenues for the first half of fiscal 2004. Healthcare revenues increased $4.5 million, or 1.2%, to $363.7 million for the first half of fiscal 2005 as compared to $359.2 million for the first half of fiscal 2004. Healthcare capital revenues remained flat for the six month period ended September 30, 2004 as compared to the same prior year period. Service revenues within the Healthcare segment increased 4.7%, year over year, and contributed to the overall increase in segment revenues.

Life Sciences Segment

Life Sciences segment revenues represented 20.2% of total revenues for the second quarter of fiscal 2005 as compared to 22.1% of total revenues for the second quarter of fiscal 2004. Life Sciences revenues decreased $3.3 million, or 5.9%, to $53.5 million for the second quarter of fiscal 2005 as compared to $56.9 million for the second quarter of fiscal 2004. The decrease in Life Sciences revenue for the quarter was driven by a 20.8% decrease in capital revenues. The decline was caused by a round of consolidations in the European pharmaceutical industry that led to the cancellation or delay of several new facility construction projects and more prevalent cautiousness in the North American market regarding capital spending. An increase in revenues throughout the Company’s Canadian and Asia Pacific markets partially offset the aforementioned revenue declines in Europe and North America. At September 30, 2004, backlog for the segment was $61.1 million, compared to backlogs of $69.1 million at June 30, 2004 and $95.2 million at September 30, 2003, indicating that weakness in capital sales may continue in the short term. An increase of $5.5 million, or 38.8%, in recurring revenue partially offset the segment’s quarter over quarter decline in capital revenues.

Life Sciences segment revenues represented 20.7% of total revenues for the first half of fiscal 2005 as compared to 22.4% of total revenues for the first half of fiscal 2004. Life Sciences revenues decreased $8.1 million, or 7.0%, to $107.2 million for the first half of fiscal 2005 as compared to $115.3 million for the first half of fiscal 2004. The decrease in Life Sciences revenues for the quarter was driven by an 18.2% decline in capital revenues, the reasons for which were presented in the previous paragraph. An increase of 23.2% in recurring revenues partially offset the segment’s year over year decline in capital revenues.

STERIS Isomedix Services Segment

STERIS Isomedix Services segment revenues represented 9.2% and 9.4% of total revenues for the three and six month periods ended September 30, 2004 as compared to 8.1% and 8.2% during the comparable prior year periods. The segment experienced revenue growth of 16.3% and 15.6%, respectively, for the three and six month periods ended September 30, 2004, as compared to the same periods in the prior year. The revenue growth in both periods presented is the result of increased demand and higher utilization of recently expanded facilities capacity in the segment.

The following table provides a summary of the Company’s operating results by business segment for the three and six month periods ended September 30, 2004 and 2003:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2004	2003
Operating Income (Loss):
Healthcare	$28,970	$28,855	$115	0.4%
Life Sciences	(2,755)	462	(3,217)	NM
STERIS Isomedix Services	4,652	3,007	1,645	54.7%

Total Operating Income	$30,867	$32,324	$(1,457)	-4.5%

	Six Months Ended September 30,		Change	Percent Change
	2004	2003
Operating Income (Loss):
Healthcare	$56,449	$52,499	$3,950	7.5%
Life Sciences	(7,463)	(128)	(7,335)	NM
STERIS Isomedix Services	9,896	6,177	3,719	60.2%

Total Operating Income	$58,882	$58,548	$334	0.6%

NM - Not meaningful

To determine segment operating income (loss), the Company reduces the respective segment’s revenues by direct expenses and indirect cost allocations, which reflect the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are typically based on each segment’s portion of revenues, headcount, or other variables in relation to the total Company.

Healthcare Segment

Healthcare- Operating income for the second quarter of fiscal 2005 was flat, as compared to the same prior year period. Healthcare gross margins were 47.2% for the second quarter of fiscal 2005 as compared to 48.4% during the comparable prior year period, and were impacted by a shift in the mix of revenues toward capital equipment sales which carry lower margins. For the first half of fiscal 2005, the segment’s operating income was $56.4 million, representing an increase of $4.0 million, or 7.5%, as compared to the first half of fiscal 2004. The drivers of the increase in operating income for the first half of fiscal 2005, as compared to the first half of fiscal 2004 were more favorable gross margins and reduced operating expenses. Gross margin percentages in this business segment amounted to 47.9% and 47.5% for the first half of fiscal 2005 and 2004, respectively. Gross margins for the first half of fiscal 2005 reflect a greater proportion of higher margin service and consumable sales.

Life Sciences Segment

Life Sciences- Operating loss was $2.8 million and $7.5 million for the second quarter and first half of fiscal 2005, respectively. Although gross margins were relatively flat during both periods, as compared to the same prior year periods, the segment’s operating results were negatively impacted by reduced volumes and the resulting lower fixed cost absorption during the first two quarters of fiscal 2005 as compared to the prior year.

STERIS Isomedix Services Segment

STERIS Isomedix Services- Operating income increased $1.6 million, or 54.7%, to $4.7 million for the second quarter of fiscal 2005, as compared to $3.0 million during the second quarter of fiscal 2004. For the six month period ended September 30, 2004, the segment’s operating income was $9.9 million, representing an increase of $3.7 million, or 60.2%, over the comparable prior year period’s operating income of $6.2 million. The drivers of the increase in both periods were more favorable gross margins. Gross margins benefited from increased volume and improvements in processing efficiencies as a result of capital investments made during the past year.

Liquidity and Capital Resources

The following table summarizes significant components of the Company’s cash flow for the six months ended September 30, 2004 and 2003:

Cash Flows

(dollars in thousands)	Six Months Ended September 30,		Change	Percent Change
	2004	2003
Operating activities:
Net income	$36,510	$36,841	$(331)	-0.9%
Non-cash items	33,749	26,353	7,396	28.1%
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(8,883)	(33,706)	24,823	73.6%

Net cash provided by operating activities	$61,376	$29,488	$31,888	108.1%

Investing activities:
Purchases of property, plant, equipment, and intangibles	$(25,535)	$(27,836)	$2,301	8.3%
Purchase of business related assets	—	(2,900)	2,900	NM
Investments in businesses, net of cash acquired	(52,923)	(36,814)	(16,109)	-43.8%

Net cash used in investing activities	$(78,458)	$(67,550)	$(10,908)	-16.1%

Financing activities:
Net (payments) proceeds under credit facilities	$(2,158)	$33,900	$(36,058)	NM
Payments of long-term obligations and capital leases	(2,104)	(367)	(1,737)	-473.3%
Repurchases of Common Shares	(33,868)	(14,139)	(19,729)	-139.5%
Stock option and other equity transactions, net	7,589	5,807	1,782	30.7%

Net cash (used in) provided by financing activities	$(30,541)	$25,201	$(55,742)	-221.2%

NM — Not Meaningful

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $61.4 million for the first six months of fiscal 2005 as compared to $29.5 million for the same prior year period. Significant components of the Company’s operating cash flows for the six months ended September 30, 2004 and 2003 driving the increase in net cash inflow from operating activities of $31.9 million include:

•	Accounts receivables, net- Excluding the impact of foreign currency translation adjustments and businesses acquired, accounts receivable, net decreased $18.3 million and $11.5 million during the first half of fiscal 2005 and 2004, respectively. Accounts receivable balances are influenced by the timing of revenues and customer payments. For the first half of fiscal 2005, revenues were $519.6 million as compared to revenues of $570.3 million for the second half of fiscal 2004, resulting in an 8.9% decline. This decline, coupled with a 6 day reduction in days sales outstanding from 86 days at March 31, 2004 to 80 days at September 30, 2004, resulted in lower accounts receivable levels at September 30, 2004.

•	Inventories- Excluding the impact of foreign currency translation adjustments and businesses acquired, inventories increased $3.2 million and $23.5 million during the first half of fiscal 2005 and 2004, respectively. The Company has typically established targeted inventory production levels at manufacturing facilities in a process called modified level-loading, whereby a relatively constant stream of inventory production occurs, which may result in varying inventory levels during the year as a result of customer demand fluctuations. During the second quarter of fiscal 2004, the Company’s inventory levels were impacted by stepped up production levels at certain manufacturing facilities in anticipation of increased third and fourth quarter demand, thus resulting in higher inventory levels.

•	Accounts payable, net- Excluding the impact of foreign currency translation adjustments and businesses acquired, accounts payable decreased $8.0 million and $24.0 million during the first half of fiscal 2005 and 2004, respectively. Based upon varying payment due dates of accounts payable obligations and the Company’s cash management strategies, accounts payable balances may fluctuate from period to period.

•	Accruals and other, net- Excluding the impact of foreign currency translation adjustments and businesses acquired, accruals and other, net decreased $14.4 million and increased $1.9 million during the first half of fiscal 2005 and 2004, respectively. Accruals and other, net decreased significantly during the first half of fiscal 2005 due to decreased accrued payroll and related liabilities that resulted from the timing of compensation related payments and reduced projected bonus payouts under the Company’s profit sharing plan. The decrease in accruals and other, net was further impacted by reduced employee and dealer commissions and deferred revenues as a result of changes in revenue mix and sales volumes.

Net Cash Used In Investing Activities

For the first six months of fiscal 2005, net cash used in investing activities amounted to $78.5 million as compared to $67.6 million during the same prior year period. The following discussion summarizes the significant components of the Company’s investing cash flows for the six months ended September 30, 2004 and 2003:

•	Purchases of property, plant, equipment, and intangibles- During the first six months of fiscal 2005, the Company’s capital expenditures amounted to $25.5 million as compared to $27.8 million during the comparable prior year period. The Company continues to make investments in business expansion projects and information technology improvements.

•	Investments in businesses, net of cash acquired- During the second quarter of fiscal 2005, the Company announced that it had acquired Albert Browne Limited (“Browne”). Investment in this business, net of cash acquired and other preliminary purchase accounting adjustments, amounted to $52.9 million. Further discussion of the Company’s acquisition of Browne is included in Note 2, “Business Acquisition.” Net cash flows used in investing activities for the first six months of fiscal 2004 reflect the acquisition of Hamo Holdings AG (“Hamo”) of $36.8 million. The Company announced this acquisition during the first quarter of fiscal 2004.

•	Purchases of business related assets- During the first quarter of fiscal 2004, the Company acquired certain assets related to the sterilization container business from Sterion Incorporated for $2.9 million. The purchase of these assets is presented as cash used in investing activities for the six month period ended September 30, 2003.

Net Cash (Used In) Provided By Financing Activities

For the first six months of fiscal 2005, net cash used in financing activities amounted to $30.5 million as compared to net cash provided by financing activities of $25.2 million during the same prior year period. The following discussion summarizes the significant components of the Company’s financing cash flows for the six months ended September 30, 2004 and 2003:

•	Net (payments) proceeds under credit facilities- During the first six months of fiscal 2005, net payments under credit facilities amounted to $2.2 million. During the first six months of fiscal 2004, net proceeds under the Company’s unsecured revolving credit facility amounted to $33.9 million. These borrowings were used by the Company to complete the acquisition of Hamo. A detailed description of the Company’s sources of credit is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 in the section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” titled, “Sources of Credit,” and in Note 6, “Long-Term Debt,” to the consolidated financial statements. There have been no significant changes in the Company’s sources of credit since March 31, 2004.

•	Repurchases of Common Shares- As discussed in Note 10, “Repurchases of Common Shares,” the Company’s Board of Directors has authorized the periodic repurchase of the Company’s Common Shares. From time to time, the Company engages in open market transactions to repurchase its Common Shares. During the first six months of fiscal 2005, the Company repurchased 1.5 million of its Common Shares for $33.9 million, representing an average purchase price of $22.01. During the first six months of fiscal 2004, the Company repurchased 0.6 million of its Common Shares for $14.1 million, representing an average purchase price of $22.08.

•	Stock option and other equity transactions- Cash flows from stock option and other equity transactions are primarily derived from the issuance of the Company’s Common Shares under various employee stock compensation programs. During the first six months of fiscal 2005, cash proceeds, net of tax benefits, from the issuance of Common Shares under these programs totaled $4.3 million, as compared to $2.9 million during the comparable prior year period.

Cash Requirements

The Company believes that its available cash, cash flow from operations, and sources of credit will be adequate to satisfy its operating and capital needs for the next twelve months. The Company’s management and Board of Directors continually review the operating and capital requirements, as well as the overall capital structure of the Company.

Sources of Credit and Contractual and Commercial Commitments

A discussion of the Company’s sources of credit and contractual and commercial commitments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 14, 2004. The Company’s sources of credit and contractual and commercial commitments have not changed materially from March 31, 2004. At September 30, 2004 and March 31, 2004, debt to capital amounted to 13.2% and 13.8%, respectively.

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

To the extent that management of the Company believes it is probable that a taxing authority will take a sustainable position on a matter contrary to the position taken by the Company, the Company provides tax accruals. If the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of established accruals, the Company’s effective income tax rate in a given financial statement period may be materially impacted.

Refer to Part II, Item 1, “Legal Proceedings,” on page 29 of this Form 10-Q.

International Operations

The Company conducts operations outside of the United States through its subsidiaries in the same business segments as the Company’s domestic operations. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of the Company’s net assets and results of operations. Revenues were favorably impacted by $3.3 million, or 1.2%, and net income was negatively impacted by 0.2% during the second quarter of fiscal 2005 as compared to a favorable impact to revenues and net income of $4.3 million, or 1.7%, and $0.4 million, or 2.1%, respectively, during the comparable prior year period. Foreign currency fluctuations favorably impacted revenues during the first six months of fiscal 2005 by $5.1 million, or 1.0%, as compared to a favorable impact of $10.8 million, or 2.1%, during the comparable prior year period. Foreign currency fluctuations negatively impacted net income during the first six months of fiscal 2005 by $0.3 million, or 0.9%, as compared to a favorable impact of $0.9 million, or 2.4%, during the comparable prior year period.

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

Forward-Looking Statements

This discussion may contain statements and data concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industries that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report or earlier if indicated by the context, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products, or applications, or the Company’s business initiatives will take longer, cost more, or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, results, or value (d) the potential of international unrest or effects of fluctuations in foreign currencies of countries where the Company does a sizeable amount of business, and (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A discussion of market risk exposures is included in Part II, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004. The Company’s exposures to market risk have not changed materially since March 31, 2004. During the second quarter of fiscal 2005, the Company began to manage its foreign currency risk by entering into forward contracts. These contracts are entered into in order to mitigate the impact of currency fluctuations on transactions and other exposures. The Company does not enter into forward contracts for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures as of September 30, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. In addition, there were no changes in the Company’s internal control over financial reporting as defined under Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in a number of legal proceedings and claims which the Company believes arise from the ordinary course of its business, given its size, history, complexity, nature of its business, and industries in which it participates. These legal proceedings and claims generally involve a variety of legal theories and allegations, including without limitation, personal injury (e.g., slip and falls, automobile accidents), product liability (e.g., based on the operation or claimed malfunction of products), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants), property damage (e.g., claimed damage due to leaking equipment, fire), economic loss (e.g., breach of contract, other commercial claims), employment (e.g., wrongful termination), and other claims for damage and relief. In fiscal 2004, the Company settled a wrongful discharge lawsuit with a former employee. In connection with that settlement, the Company became aware of an investigation initiated based on discussions between the former employee and the FDA regarding the Company’s SYSTEM 1 ® sterile processing system. The investigation is currently being conducted by the FDA and the U.S. Department of Justice and is ongoing. The Company has offered and intends to cooperate with the government agencies regarding this matter, if requested.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the STERIS Common Shares repurchased by or on behalf of the Company for the second quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 through July 31, 2004	75,000	$20.63	75,000	2,925,000
August 1, 2004 through August 31, 2004	199,000	20.96	199,000	2,726,000
September 1, 2004 through September 30, 2004	—	—	—	—

Total	274,000	$20.87	274,000	2,726,000

(1)	These repurchases were pursuant to a single repurchase program that was approved by the Company’s Board of Directors and announced on July 28, 2004. This 3,000,000 repurchase authorization does not have a stated maturity date. There were no purchases by or on behalf of affiliated purchasers during the second quarter of fiscal 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company voted on the following items at the Annual Meeting of Shareholders held on July 28, 2004:

(a) Votes regarding the election of the persons named below as Directors of the Company for a term expiring at the Annual Meeting of Shareholders in 2006 were as follows:

	FOR	WITHHELD
Kevin M. McMullen	56,746,684	4,729,876
Jerry E. Robertson	61,060,594	415,966
John P. Wareham	61,097,941	378,619
Loyal W. Wilson	56,534,401	4,942,159

(b) Votes regarding the adoption of amendments to the existing amended and restated regulations of the Company relating to declassifying the Board of Directors of the Company and to change the minimum and maximum number of Directors of the Company:

FOR	AGAINST	ABSTAIN	BROKER-NON-VOTE
61,116,356	215,613	143,161	1,430

(c) Votes regarding the adoption of amendments to the existing Amended and Restated Regulations of the Company to modernize the same and to take advantage of recent changes to Ohio Corporation laws and to effect the other changes included therein:

FOR	AGAINST	ABSTAIN	BROKER-NON-VOTE
60,668,774	678,086	128,017	1,683

(d) Votes regarding the shareholder request to adopt an engagement process for shareholder proposal proponents:

FOR	AGAINST	ABSTAIN	BROKER-NON-VOTE
3,470,348	47,537,922	337,420	10,130,870

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 31, 2000, and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation effective July 28, 2004.

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999, and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002, and incorporated by reference).

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ Laurie Brlas
Laurie Brlas
Senior Vice President and
Chief Financial Officer
November 5, 2004