Form 10-Q/A
period 2004-09-30
STERIS CORP
filed 2004-11-18
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

This Form 10-Q/A is being filed solely to correct certain inadvertent errors in STERIS Corporation’s Form 10-Q for the quarter ended September 30, 2004 that were made during the Edgarization process. These errors appeared solely in the table of Interest Expense, Net (on page 20 of the Form 10-Q as originally filed).

In addition, in light of the filing of this Form 10Q/A, we have changed the Exhibit Index in Item 6 to reflect the fact that Exhibits 3.2 and 15.1 were previously filed with the Form 10-Q as originally filed. We have also amended Exhibits 31.1, 31.2, and 32.1 to refer to the filing of this Form 10-Q/A.

STERIS Corporation

Form 10-Q/A

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

The information included in this Quarterly Report should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and notes thereto included in Items 7, 7A, and 8, respectively, of the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 14, 2004. The consolidated balance sheet at March 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

Refer to Part II, Item I, “Legal Proceedings,” on page 29 of this Form 10-Q/A.

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

/s/ Ernst & Young LLP

Cleveland, Ohio

October 25, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company, at times, may refer to information extracted from the Company’s consolidated financial statements, but not required to be presented in the financial statements under U.S. generally accepted accounting principles. Certain of this information is considered to be “non-GAAP financial measures” under the Securities and Exchange Commission rules. The Company has used the following non-GAAP financial measures in the context of this Report: Backlog, debt to capital, and days sales outstanding. The Company defines these non-GAAP financial measures as follows:

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

Interest Expense, Net

The following table illustrates the changes in interest expense, net for the three and six month periods ended September 30, 2004 and 2003:

(dollars in thousands)	Three Months Ended September 30,		Change
	2004	2003
Interest Expense, Net:
Interest Expense	$903	$522	$381
Interest and Miscellaneous Income	(218)	(23)	(195)

Interest Expense, Net	$685	$499	$186

	Six Months Ended September 30,		Change
	2004	2003
Interest Expense, Net:
Interest Expense	$1,890	$1,046	$844
Interest and Miscellaneous Income	(504)	(62)	(442)

Interest Expense, Net	$1,386	$ 984	$402

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

Refer to Part II, Item 1, “Legal Proceedings,” on page 29 of this Form 10-Q/A.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures as of September 30, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q/A was recorded, processed, summarized, and reported on a timely basis. In addition, there were no changes in the Company’s internal control over financial reporting as defined under Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) Votes regarding the adoption of amendments to the existing Amended and Restated Regulations of the Company to modernize the same and to take advantage of recent changes to Ohio Corporation laws and to effect the other changes included therein:

FOR	AGAINST	ABSTAIN	BROKER-NON-VOTE
60,668,774	678,086	128,017	1,683

(d) Votes regarding the shareholder request to adopt an engagement process for shareholder proposal proponents:

FOR	AGAINST	ABSTAIN	BROKER-NON-VOTE
3,470,348	47,537,922	337,420	10,130,870

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 31, 2000, and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation effective July 28, 2004 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004 as originally filed, and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999, and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002, and incorporated by reference).

15.1	Letter Regarding Unaudited Interim Financial Information (filed as Exhibit 15.1 to Form 10-Q for the fiscal quarter ended September 30, 2004 as originally filed, and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ Laurie Brlas
Laurie Brlas
Senior Vice President and
Chief Financial Officer
November 18, 2004