Form 10-Q
period 2004-12-31
STERIS CORP
filed 2005-02-08
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

Commission file number 1-14643

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

The number of Common Shares outstanding as of January 31, 2005: 69,294,481

STERIS Corporation

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	March 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,196	$80,408
Accounts receivable (net of allowances of $8,846 and $8,623, respectively)	249,003	253,797
Inventories	103,646	98,249
Current portion of deferred income taxes	18,454	18,246
Prepaid expenses and other current assets	9,955	10,338

Total current assets	443,254	461,038

Property, plant, and equipment, net	389,119	374,102
Goodwill and intangibles, net	283,901	230,993
Other assets	2,482	2,037

Total assets	$1,118,756	$1,068,170

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$2,169	$4,049
Accounts payable	52,919	67,988
Accrued income taxes	12,057	2,277
Accrued payroll and other related liabilities	35,941	41,972
Accrued expenses and other	82,730	72,502

Total current liabilities	185,816	188,788

Long-term indebtedness	103,432	109,090
Deferred income taxes	35,110	29,568
Other liabilities	63,350	60,025

Total liabilities	387,708	387,471

Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common Shares, without par value; 300,000 shares authorized; issued and outstanding shares of 69,176 and 69,946, respectively	202,341	224,999
Retained earnings	512,513	451,546
Accumulated other comprehensive (loss) income:
Minimum pension liability	(4,582)	(4,582)
Cumulative foreign currency translation adjustment	20,776	8,736

Total shareholders’ equity	731,048	680,699

Total liabilities and shareholders’ equity	$1,118,756	$1,068,170

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues:
Product	$193,111	$191,362	$538,148	$549,481
Service	91,278	82,924	265,884	241,474

Total revenues	284,389	274,286	804,032	790,955

Cost of revenues:
Product	112,223	112,120	310,005	320,007
Service	52,604	47,069	153,085	138,666

Total cost of revenues	164,827	159,189	463,090	458,673

Gross profit	119,562	115,097	340,942	332,282

Operating expenses:
Selling, general, and administrative	70,465	69,623	214,975	214,182
Research and development	9,185	7,648	27,173	21,726

Total operating expenses	79,650	77,271	242,148	235,908

Income from operations	39,912	37,826	98,794	96,374
Interest expense, net	634	448	2,020	1,432

Income before income tax expense	39,278	37,378	96,774	94,942
Income tax expense	14,821	10,285	35,807	31,008

Net income	$24,457	$27,093	$60,967	$63,934

Net income per common share - basic	$0.35	$0.39	$0.88	$0.92

Net income per common share - diluted	$0.35	$0.38	$0.87	$0.91

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2004	2003
Operating activities:
Net income	$60,967	$63,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,493	36,488
Deferred income taxes	5,432	144
Other items	(3,072)	6,882
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable	10,476	1,772
Inventories	3,343	(704)
Other current assets	629	918
Accounts payable	(19,414)	(30,938)
Accruals and other, net	3,203	(11,281)

Net cash provided by operating activities	99,057	67,215

Investing activities:
Purchases of property, plant, equipment, and intangibles	(38,793)	(48,430)
Purchase of business related assets	—	(2,900)
Investments in businesses, net of cash acquired	(53,323)	(36,814)

Net cash used in investing activities	(92,116)	(88,144)

Financing activities:
Net (payments) proceeds under credit facilities	(4,398)	46,800
Payments on long-term obligations and capital leases	(3,273)	(4,933)
Repurchases of Common Shares	(33,868)	(16,609)
Deferred financing fees and debt issuance costs	—	(537)
Stock option and other equity transactions, net	14,581	7,748

Net cash (used in) provided by financing activities	(26,958)	32,469

Effect of exchange rate changes on cash and cash equivalents	1,805	1,371

(Decrease) increase in cash and cash equivalents	(18,212)	12,911
Cash and cash equivalents at beginning of period	80,408	25,941

Cash and cash equivalents at end of period	$62,196	$38,852

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2004 and 2003

(dollars in thousands, except per share amounts)

1. Basis of Presentation

Throughout this document, references to “STERIS Corporation,” “STERIS,” or the “Company,” mean STERIS Corporation and its subsidiaries.

The Company’s fiscal year ends on March 31. Reference to a particular “year” or “year-end” refers to the Company’s fiscal year.

Nature of Operations

The Company develops, manufactures, and markets a combination of equipment, consumables, and services to healthcare, pharmaceutical, industrial, and government customers throughout the world. The Company operates in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services.

Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (including normal recurring accruals and adjustments) necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and, therefore, operating results for the three and nine month periods ended December 31, 2004 are not necessarily indicative of results that may be expected for the full fiscal year ending March 31, 2005.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2004 and 2003

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

Stock-based Compensation

The Company has granted nonqualified stock options to certain employees to purchase the Company’s Common Shares at the market price on the date of grant. Stock options granted generally become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and expire approximately 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule, whereby, options vest on a prorated basis as defined by specific option agreements in the event of employment termination. The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

The following table illustrates the effect on the Company’s net income, earnings per basic Common Share, and earnings per diluted Common Share, had compensation cost for all options been determined based upon the fair market value recognition provisions of SFAS No. 123:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income:
As reported	$24,457	$27,093	$60,967	$63,934
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	1,528	1,626	4,501	4,498

Pro forma	$22,929	$25,467	$56,466	$59,436

Earnings per common share:
Basic:
As reported	$0.35	$0.39	$0.88	$0.92
Pro forma	0.33	0.37	0.81	0.86
Diluted:
As reported	0.35	0.38	0.87	0.91
Pro forma	0.33	0.36	0.81	0.84

For the purpose of computing pro forma net income, the fair value of option grants was estimated at their grant date using the Black-Scholes option pricing model and the following assumptions for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Risk free interest rate	3.54%- 5.50%	3.54%-6.46%	3.54%-5.50%	3.54%-6.46%
Dividend yield	0%	0%	0%	0%
Expected volatility	45%	45%	45%	45%
Option life (in years)	5	5	5	5

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2004 and 2003

(dollars in thousands, except per share amounts)

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

Recently Issued Accounting Standards and Accounting Standards Pending Adoption

In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments. Under the revised standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair value method and recognize expense in the consolidated statements of income. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year during the period of adoption or restate all periods presented to reflect the impact of expensing share-based payments under SFAS No. 123R. The Company will adopt SFAS No. 123R as of July 1, 2005. The Company has not yet determined which fair value model and transitional provision it will follow. Note 1, “Basis of Presentation,” contains pro forma disclosures regarding the effect on the Company’s net income, earnings per basic Common Share, and earnings per diluted Common Share, had the Company applied a fair value method of accounting for share-based compensation as prescribed by SFAS No. 123. Depending on the model used to calculate share-based compensation expense in the future and other requirements of SFAS No. 123R, the pro forma disclosures currently used by the Company may not be indicative of the share-based compensation expense that will be recognized in the Company’s future financial statements. Further, the structure and timing of future grants may also have differing impacts on future results.

In October 2004, the American Jobs Creation Act of 2004 (the Jobs Creation Act) was signed into law. The Jobs Creation Act contains a number of provisions that might affect the Company’s future effective income tax rate. The most significant provisions would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes. On December 21, 2004, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 109-2 (FSP No. 109-2), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision and became effective upon issuance. The Company is currently evaluating the amount, if any, of such eligible dividends that its non-U.S. subsidiaries will remit, as well as the effects the Jobs Creation Act will have on its effective income tax rate and deferred assets and liabilities.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law provides a federal subsidy to companies that sponsor post-retirement healthcare plans that provide prescription drug coverage. In January 2004, the Financial Accounting Standards Board issued FSP No. FAS 106-1 and in May 2004 issued FSP No. FAS 106-2 both titled “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-1” and “FSP No. 106-2”). FSP No. 106-1 allows companies to make a one-time election to defer the accounting for the effects of the Act.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2004 and 2003

(dollars in thousands, except per share amounts)

FSP No. 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement healthcare plans with prescription drug benefits. Under the guidance of FSP No. 106-1, the Company elected to defer accounting for the effects of the Act. This deferral remains in effect until the appropriate effective date of FSP No. 106-2. For entities that elected deferral and for which the impact of the Act is significant, FSP No. 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Entities for which FSP No. 106-2 does not have a significant impact are permitted to delay recognition of the effects of the Act until the next regularly scheduled measurement date following the issuance of FSP No. 106-2. The Company does not expect that the effects of the Act will have a significant impact on the Company’s financial position, results of operations, or cash flows and will therefore delay recognition until the Company’s regularly scheduled measurement date. The reported post-retirement benefit cost for the three and nine months ended December 31, 2004, presented in Note 7, “Benefit Plans,” does not reflect the effects of the Act on the Company’s post-retirement benefit plan.

2. Business Acquisition

On September 15, 2004, the Company announced that a subsidiary had acquired Albert Browne Limited and its subsidiaries (“Browne”), a privately-held manufacturer of chemical indicators, headquartered in Leicester, England for 28.9 million British pounds sterling ($52,132), net of 3.2 million British pounds sterling ($5,807) of cash acquired at the close of the transaction. Browne is a leading provider of chemical indicators to healthcare facilities in over 70 countries. The acquisition provides the Company with an established European distribution channel and expands the Company’s offering of consumable products used with its broad line of capital equipment for infection control and decontamination.

The purchase price is subject to the final settlement of certain working capital adjustments as guaranteed by the seller. The purchase price of $59,130, which includes $1,191 of direct acquisition costs associated with the transaction, has been preliminarily allocated to net assets and goodwill and is subject to further adjustment as the Company finalizes costs associated with the acquisition and the valuation of identified intangible assets. Through December 31, 2004, $23,108 has been preliminarily allocated to goodwill within the Company’s Healthcare segment and $23,871 has been preliminarily allocated to identified intangible assets, such as trademarks, technology and patents, customer lists, and non-competition agreements, which are expected to be amortized over a weighted average life of approximately seven years. The consolidated financial statements include the operating results of Browne from the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition is not deemed significant.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(shares in thousands)
Weighted average Common Shares outstanding - basic	69,134	69,468	69,206	69,425
Dilutive effect of Common Share equivalents	704	1,091	802	1,206

Weighted average Common Shares and equivalents - diluted	69,838	70,559	70,008	70,631

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2004 and 2003

(dollars in thousands, except per share amounts)

Options to purchase the following number of Common Shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price for the Common Shares during the period:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(shares in thousands)
Number of Common Share options	2,554	1,766	2,546	699
Weighted average exercise price	$26.05	$25.29	$26.06	$29.43

4. Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under U.S. generally accepted accounting principles and other comprehensive income. Other comprehensive income considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. The following table illustrates the components of the Company’s comprehensive income for the three and nine month periods ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income	$24,457	$27,093	$60,967	$63,934
Foreign currency translation adjustments	6,306	8,425	12,040	13,736

Total comprehensive income	$30,763	$35,518	$73,007	$77,670

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

	December 31, 2004	March 31, 2004
Raw materials	$28,447	$27,916
Work in process	20,264	24,420
Finished goods	54,935	45,913

Total inventories	$103,646	$98,249

6. Income Taxes

Income tax expense includes U.S. federal, state and local, and foreign income taxes, and is based on reported pre-tax income. Income tax expense is provided on an interim basis based upon the Company’s estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2004 and 2003

(dollars in thousands, except per share amounts)

taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The effective income tax rates for the three month periods ended December 31, 2004 and 2003 were 37.7% and 27.5%, respectively. For the nine month periods ended December 31, 2004 and 2003, the effective income tax rates were 37.0% and 32.7%, respectively. The higher effective income tax rates in both fiscal 2005 periods resulted primarily from a reduction of operating profits generated in international tax jurisdictions and the resulting inability of the Company to fully utilize a portion of foreign tax credits against foreign profits taxed in the United States.

7. Benefit Plans

The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, the Company sponsors an unfunded post-retirement medical benefit plan for two groups of U.S. employees comprised substantially of the same employees who receive pension benefits under the U.S. defined benefit plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage. Additional information regarding the Company’s defined benefit pension plans and post-retirement medical benefit plan, including detailed information regarding employees covered and assumptions used to determine the benefit obligation and net periodic benefit cost is included in Note 9, “Benefit Plans,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004.

The components of net periodic benefit cost for the Company’s defined benefit pension plans and other post-retirement benefit plan were as follows:

	Defined Benefit Pension Plans		Other Post-Retirement Plan
Three-Months Ended December 31,	2004	2003	2004	2003
Service cost	$377	$374	$235	$235
Interest cost	793	776	1,172	1,158
Expected return on plan assets	(822)	(720)	—	—
Net amortization and deferral	144	256	476	422

Net periodic benefit cost	$492	$686	$1,883	$1,815

	Defined Benefit Pension Plans		Other Post-Retirement Plan
Nine-Months Ended December 31,	2004	2003	2004	2003
Service cost	$1,131	$1,122	$705	$705
Interest cost	2,379	2,328	3,516	3,474
Expected return on plan assets	(2,466)	(2,160)	—	—
Net amortization and deferral	432	768	1,428	1,266

Net periodic benefit cost	$1,476	$2,058	$5,649	$5,445

8. Contingencies

The Company is involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, government investigations, and other legal and regulatory proceedings and claims that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In the opinion of management, the ultimate outcome of these proceedings

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2004 and 2003

(dollars in thousands, except per share amounts)

and claims is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Litigation is inherently unpredictable and actual results could materially differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

To the extent that management of the Company believes it is probable that a taxing authority will take a sustainable position on a matter contrary to the position taken by the Company, the Company provides tax accruals. If the Company does not prevail in matters for which accruals have been established or is required to pay amounts in excess of established accruals, the Company’s effective income tax rate in a given financial statement period may be materially impacted.

Refer to Part II, Item 1, “Legal Proceedings,” on page 31 of this Form 10-Q.

9. Business Segment Information

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 12, “Business Segment Information,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004 provides detailed information regarding each business segment. Operating income (loss) for each business segment reflects the full allocation of all distribution, corporate, and research and development expenses to the reporting segment. The accounting policies for reportable business segments are the same as those for the consolidated Company. Financial information for each of the Company’s reportable business segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues:
Healthcare	$204,942	$188,583	$568,657	$547,824
Life Sciences	54,522	63,917	161,769	179,217
STERIS Isomedix Services	24,925	21,786	73,606	63,914

Total revenues	$284,389	$274,286	$804,032	$790,955

Operating income (loss):
Healthcare	$38,067	$31,364	$94,516	$83,863
Life Sciences	(3,112)	3,255	(10,575)	3,127
STERIS Isomedix Services	4,957	3,207	14,853	9,384

Total operating income	$39,912	$37,826	$98,794	$96,374

Financial information for each of the Company’s U.S. and International geographic areas is presented in the following table. Revenues are based on the location of these operations and their customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2004 and 2003

(dollars in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues:
United States	$219,533	$213,585	$633,894	$616,560
International	64,856	60,701	170,138	174,395

Total revenues	$284,389	$274,286	$804,032	$790,955

	December 31, 2004	March 31, 2004
Long-lived assets:
United States	$531,006	$525,980
International (1)	144,496	81,152

Total long-lived assets	$675,502	$607,132

(1)	Long-lived tangible and intangible assets and goodwill related to the acquistion of Browne have been included as international assets at December 31, 2004 in the above table. Refer to Note 2, “Business Acquisition,” for further information.

10. Repurchases of Common Shares

On July 28, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million STERIS Common Shares. This Common Share repurchase authorization replaced the Common Share repurchase authorization of July 24, 2002. During the first six months of fiscal 2005, the Company repurchased 1,539,100 of its Common Shares for $33,868, representing an average price of $22.01 per Common Share. The Company did not repurchase any Common Shares during the third quarter of fiscal 2005. At December 31, 2004, 2,726,000 Common Shares remained authorized for repurchase and 825,146 Common Shares were held in treasury.

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

Changes to the Company’s warranty liability during the first nine months of fiscal 2005 were as follows:

Balance, March 31, 2004	$5,914
Warranties issued during the period	6,295
Settlements made during the period	(6,288)

Balance, December 31, 2004	$5,921

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2004 and 2003

(dollars in thousands, except per share amounts)

The liability recorded for deferred service contract revenue was $10,713 and $12,342 as of December 31, 2004 and March 31, 2004, respectively. Such deferred service contract revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying consolidated statements of income. The activity related to the liability for deferred service contract revenue has been excluded from the table presented above.

12. Foreign Currency Forward Contracts

The Company has entered into foreign currency forward contracts with notional values of 9.6 million euro and 5.3 million British pounds sterling to reduce its transactional foreign currency exposures. The Company has recorded an accrued loss of $1.3 million related to these contracts at December 31, 2004, which is included in “Accrued expenses and other” on the accompanying consolidated balance sheets. The contracts are marked to market, with gains and losses recognized in the consolidated statements of income.

13. Subsequent Events

On January 7, 2005, the Company announced that it had completed the previously announced (November 16, 2004) agreement to acquire certain assets of Cosmed Group, Inc. (“Cosmed”), a privately-held contract sterilization service provider with corporate offices located in Jamestown, Rhode Island, for $73,000. The acquisition was funded through a combination of cash and the Company’s existing revolving credit facility. The acquired business will be integrated into the Company’s Isomedix Services segment. As a result of this transaction, Isomedix added five ethylene oxide processing facilities to its current network of locations. The Company’s financial position, results of operations, and cash flows as of and for the three and nine month periods ended December 31, 2004 do not reflect the effects of this transaction. The operating results of Cosmed will be included in the Company’s consolidated financial statements from the date of the acquisition.

On January 26, 2005, the Company announced, in its fiscal 2005 third quarter earnings release, that it had completed a detailed analysis of strategic alternatives within its Life Sciences segment designed to reshape the segment’s product portfolio and improve profitability. As a first step in this process, the Company announced the sale of its Detach™ product line (automated cleaning systems for comparative medicine) subsequent to the end of the third quarter. The sale of the Detach™ product line did not have a material impact to the Company’s financial position, results of operations, or cash flows subsequent to December 31, 2004. In addition, the Company announced that it intends to explore the sale of its lyophilizer (freeze dryer), pure steam generator, and water still product lines, which currently represent approximately 30% of Life Sciences revenues.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income for the three and nine month periods ended December 31, 2004 and 2003, and the consolidated statements of cash flows for the nine month periods ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated June 4, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
January 24, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Measures

In the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company, at times, may refer to financial measures that are not required to be presented in the financial statements under U.S. generally accepted accounting principles. The Company has used the following financial measures that are not required to be presented under U.S. generally accepted accounting principles in the context of this report: Backlog, debt to capital, and days sales outstanding. The Company defines these financial measures as follows:

•	Backlog- is defined by the Company as the amount of unfilled capital purchase orders at a point in time. At December 31, 2004, September 30, 2004, and December 31, 2003, the Company’s backlog amounted to $140.4 million, $133.5 million, and $146.2 million, respectively. Backlog at December 31, 2004 was comprised of $76.1 million related to the Company’s Healthcare segment and $64.3 million related to the Company’s Life Sciences segment. Management uses this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•	Debt to capital- is defined by the Company as total long-term debt divided by the sum of long-term debt and shareholders’ equity. At December 31, 2004 and March 31, 2004, the Company’s debt to capital amounted to 12.4% and 13.8%, respectively. Management uses this figure as a financial liquidity measure to gauge the Company’s ability to borrow, provide strength/protection against creditors, fund growth, develop outside of current business operations, and measure the risk of the Company’s financial structure.

•	Days sales outstanding- is defined by the Company as the average collection period for sales revenue. It is calculated as net accounts receivable divided by the trailing four quarters revenues, multiplied by 365. At December 31, 2004 and March 31, 2004, the Company’s days sales outstanding amounted to 83 days and 85 days, respectively. Management uses this figure to help gauge the quality of accounts receivable.

The Company has presented these financial measures because it believes that meaningful analysis of the Company’s financial performance is enhanced by an understanding of certain additional factors underlying that performance and management’s judgments about those particular factors. These financial measures should not be considered an alternative to measurements required by GAAP. The Company’s calculation of these measures may differ from similar measures used by other companies and investors should be careful when comparing the these financial measures to those of other companies.

Executive Overview

Revenues for the third quarter of fiscal 2005 were $284.4 million, an increase of $10.1 million, or 3.7%, as compared to $274.3 million during the prior year third quarter. For the first nine months of fiscal 2005, revenues were $804.0 million as compared to $791.0 million for the same period of fiscal 2004, representing an increase of $13.1 million, or 1.7%. Increased revenues in the Company’s Healthcare and Isomedix Services segments were the drivers of overall revenue growth during both periods. These factors were partially offset by a decline in revenues in the Company’s Life Sciences segment during both periods. Additional discussion of segment revenues for the three and nine month periods is presented in subsequent sections of Management’s Discussion and Analysis of Financial Condition and results of Operations titled, “Revenues” and “Business Segment Results of Operations.”

The Company’s gross margin percentage was relatively flat for both fiscal 2005 periods presented as compared to the respective fiscal 2004 periods. Strong gross margin growth in the Company’s Isomedix Services segment offset continued margin erosion within the Company’s Life Sciences segment for both periods presented. Healthcare margins decreased slightly quarter over quarter due to changes in revenue mix and remained flat for the 2005 year to date period as compared to the same prior year period. The addition of the Albert Browne Limited (“Browne”) product line during the fiscal 2005 third quarter benefited the Healthcare segment’s gross margins. Additional discussion of the Company’s gross margin is presented in a subsequent section of Management’s Discussion and Analysis of Financial Condition and Results of Operations titled, “Gross Profit.”

The Company’s net income was $24.5 million, or $0.35 per diluted share, for the third quarter of fiscal 2005, representing a decrease of 9.7% from the comparable prior year period’s net income of $27.1 million, or $0.38 per diluted share. For the first nine months of fiscal 2005, net income was $61.0 million, or $0.87 per diluted share, as compared to $64.0 million, or $0.91 per diluted share, representing a decrease of $3.0 million, or 4.6%. The decline in net income for both periods reflects significantly higher effective income tax rates during fiscal 2005, which offset operating income increases of 5.5% and 2.5% for the three and nine month periods ended December 31, 2004, respectively. Information related to the effective income tax rate changes for both periods is discussed in a subsequent section of Management’s Discussion and Analysis of Financial Condition and Results of Operations titled, “Income Tax Expense.”

The Company continues to focus its capital spending on investments in new and existing facilities, business expansion projects, and information technology improvements. For the first nine months of fiscal 2005, capital expenditures amounted to $38.8 million, of which $13.3 million related to third quarter spending. The Company also continued to step up its investment in research and development to strengthen its competitive position in global marketplaces. The increase in research and development expenditures during the first nine months of fiscal 2005 reflects an increased emphasis on new product development, product improvements, and the development of new technological innovations.

On September 15, 2004, the Company announced that a subsidiary had acquired Browne, a manufacturer of chemical indicators based in Leicester, England. The acquired business, which has been integrated into the Company’s Healthcare segment, provides the Company with an established European distribution channel and expands its offering of consumable products used with its broad line of capital equipment for infection control and decontamination. For the quarter ended December 31, 2004, revenues resulting from the Browne acquisition amounted to 1.4% of total Company revenues and contributed 2.3% to the Company’s overall gross margins.

On January 7, 2005, the Company announced that it had completed the previously announced (November 16, 2004) acquisition of certain assets of Cosmed Group, Inc. (“Cosmed”), a contract sterilization service provider with corporate offices located in Jamestown, Rhode Island. This acquired business will be integrated into the Company’s Isomedix Services segment. As a result of this transaction, Isomedix Services added five ethylene oxide processing facilities to its current network of locations.

On January 26, 2005, the Company announced, in its fiscal 2005 third quarter earnings release, that it had completed a detailed analysis of its customers’ needs in the Life Sciences segment and identified several steps to reshape the segment’s product portfolio and improve profitability. As a first step of this strategy, the Company announced the sale of its Detach™ product line (automated cleaning systems for comparative medicine) subsequent to the end of the third quarter. The sale of the Detach™ product line did not have a material impact to the Company’s financial position, results of operations, or cash flows subsequent to December 31, 2004. In addition, the Company announced that it is exploring the sale of its lyophilizer (freeze dryer), pure steam generator, and water still product lines, which account for approximately 30% of Life Sciences segment revenues. These strategic steps will enable the Company to dedicate more management resources to further develop its core sterilization, washing, and decontamination product offerings to the pharmaceutical, biopharmaceutical, and research markets. Assuming all of these steps are executed during fiscal 2006, the Company anticipates a reduction in pre-tax earnings of approximately $2.0 to $3.0 million, excluding any gain or loss from asset sales. In the first full fiscal year following completion, the Company expects these steps to add approximately $3.0 million to $5.0 million to annual pre-tax earnings.

Results of Operations

In the following subsections, the Company has presented its fiscal 2005 third quarter and fiscal 2005 year to date results of operations, and has compared these results to the corresponding periods of the prior fiscal year.

Revenues

As prescribed by Regulation S-X, the Company has presented separately on its Consolidated Statements of Income for each period presented, revenues generated as either product revenues or service revenues. In discussing revenues, the Company, at times, may refer to revenues in differing detail than that which is prescribed by Regulation S-X. The terminology, definitions, and applications of terms that the Company employs to describe revenues may differ significantly from terms used by other companies. The Company uses the following terms to describe revenues:

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

The following table illustrates the changes in the Company’s revenues for the three and nine month periods ended December 31, 2004 as compared to the same periods in the prior year:

(dollars in thousands)

	Three Months Ended December 31,			Percent Change	Percent of Total Revenues
	2004	2003	Change		2004(1)	2003(1)
Capital Revenues	$132,231	$133,549	$(1,318)	-1.0%	46.5%	48.7%
Consumable Revenues	60,880	57,813	3,067	5.3%	21.4%	21.1%

Product Revenues	193,111	191,362	1,749	0.9%	67.9%	69.8%

Service Revenues	91,278	82,924	8,354	10.1%	32.1%	30.2%

Total Revenues	$284,389	$274,286	$10,103	3.7%	100.0%	100.0%

Service Revenues	$91,278	$82,924	$8,354	10.1%	32.1%	30.2%
Consumable Revenues	60,880	57,813	3,067	5.3%	21.4%	21.1%

Recurring Revenues	152,158	140,737	11,421	8.1%	53.5%	51.3%

Capital Revenues	132,231	133,549	(1,318)	-1.0%	46.5%	48.7%

Total Revenues	$284,389	$274,286	$10,103	3.7%	100.0%	100.0%

United States	$219,533	$213,585	$5,948	2.8%	77.2%	77.9%
International	64,856	60,701	4,155	6.8%	22.8%	22.1%

Total Revenues	$284,389	$274,286	$10,103	3.7%	100.0%	100.0%

	Nine Months Ended December 31,			Percent Change	Percent of Total Revenues
	2004	2003	Change		2004(1)	2003(1)
Capital Revenues	$362,714	$379,844	$(17,130)	-4.5%	45.1%	48.0%
Consumable Revenues	175,434	169,637	5,797	3.4%	21.8%	21.5%

Product Revenues	538,148	549,481	(11,333)	-2.1%	66.9%	69.5%

Service Revenues	265,884	241,474	24,410	10.1%	33.1%	30.5%

Total Revenues	$804,032	$790,955	$13,077	1.7%	100.0%	100.0%

Service Revenues	$265,884	$241,474	$24,410	10.1%	33.1%	30.5%
Consumable Revenues	175,434	169,637	5,797	3.4%	21.8%	21.5%

Recurring Revenues	441,318	411,111	30,207	7.3%	54.9%	52.0%

Capital Revenues	362,714	379,844	(17,130)	-4.5%	45.1%	48.0%

Total Revenues	$804,032	$790,955	$13,077	1.7%	100.0%	100.0%

United States	$633,894	$616,560	$17,334	2.8%	78.8%	78.0%
International	170,138	174,395	(4,257)	-2.4%	21.2%	22.0%

Total Revenues	$804,032	$790,955	$13,077	1.7%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Quarter over Quarter Comparison

Revenues for the third quarter of fiscal 2005 were $284.4 million, an increase of $10.1 million, or 3.7%, as compared to $274.3 million during the third quarter of the prior year. Improved overall revenues, quarter over quarter, were driven by an increase of 8.1% in recurring revenues. A 14.4% increase in service revenues within the Company’s Isomedix Services segment, resulting from increased demand, higher utilization of recently expanded facilities capacity, and a temporary reduction in industry processing capacity, contributed to the overall increase in consumable revenues. Double digit growth of capital revenues and improvements in recurring revenue streams within the Healthcare segment, which resulted from strengthening demand in the United States hospital market, also contributed to the increase in overall Company revenues. Overall revenues for the quarter were negatively impacted by a 14.7% decline in Life Sciences revenues, primarily the result of continued declines in overall capital spending within the pharmaceutical industry in the European and United States marketplaces.

International revenues for the quarter amounted to $64.9 million, representing an increase of $4.2 million, or 6.8%, as compared to the third quarter of fiscal 2004. International revenues were positively impacted by an increase in recurring revenues of 37.4% quarter over quarter. Contributing to international recurring revenue growth was an increase of 78.1% in consumables revenues, primarily the result of additional revenues generated from the integration of the Browne product line. International revenues were negatively impacted by a decrease in capital revenues of 7.1% quarter over quarter, primarily the result of weaknesses in the Life Sciences segment throughout Europe.

United States revenues for the quarter amounted to $219.5 million, representing an increase of $5.9 million, or 2.8%, as compared to the third quarter of fiscal 2004. United States revenues were positively impacted by an increase in service revenues of 9.0%, which resulted from increased demand within the Company’s Healthcare segment and increased volumes and capacity utilization within the Company’s Isomedix Services segment. United States revenues were also positively impacted during the quarter by a net increase in capital revenues of 1.8%, which represents a 16.1% increase in United States Healthcare capital revenues resulting from increased demand from the United States hospital market. The United States Healthcare capital revenue growth was offset by a decrease of 40.7% in United States Life Sciences capital revenue.

Revenues are further discussed on a segment basis in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, titled “Business Segment Results of Operations.”

Year over Year Comparison

Revenues for the first nine months of fiscal 2005 were $804.0 million, an increase of $13.1 million, or 1.7%, as compared to $791.0 million during the first nine months of fiscal 2004. For the year to date period, a 10.1% increase in service revenues and a 3.4% increase in consumable revenues resulted in an increase in overall recurring revenues of 7.3% as compared to the same period in the prior year. Service revenues, which increased across all segments, were driven by a $9.7 million, or 15.2%, increase in the Isomedix Services segment. Within the Company’s Healthcare and Life Sciences segments, service revenues for the year to date period increased 5.4% and 28.8%, respectively, as compared to the same prior year period. Capital revenues declined $17.1 million, or 4.5%, as compared to the first nine months of fiscal 2004. Strong Healthcare capital sales within the United States hospital market during the fiscal 2005 third quarter resulted in a 4.1% increase in the segment’s year to date capital revenues as compared to the same period in fiscal 2004. This performance was offset by a 20.7% decrease in Life Sciences capital revenues, year over year, as a result of reduced capital spending within the pharmaceutical industry in the European and United States marketplaces.

International revenues for the first nine months of fiscal 2005 amounted to $170.1 million, a decrease of $4.3 million, or 2.4%, as compared to the first nine months of fiscal 2004. The decline in year over year international revenues was attributable to a 15.7% decline in capital equipment sales within the Company’s Healthcare and Life Sciences segments, primarily within the European marketplace. Within Europe, year to date capital revenues within the Company’s Healthcare and Life Sciences segments decreased 13.4% and 32.0%, respectively, as compared to the same prior year period. The decline in international capital equipment sales was partially offset by a 27.8% increase in international recurring revenue streams year over year.

United States revenues for the first nine months of fiscal 2005 amounted to $633.9 million, an increase of $17.3 million, or 2.8%, as compared to the first nine months of fiscal 2004. United States revenues were positively impacted by an increase of 4.3% in recurring revenues, driven by an increase of 15.2% in service revenues within the Company’s Isomedix Services segment. Increased volumes within the Company’s Healthcare segment also contributed to the year over year increase in consumable revenues. Year over year, United States capital revenues remained relatively flat. A surge in Healthcare capital sales within the United States hospital marketplace during the latter part of the second quarter and throughout the third quarter of fiscal 2005 resulted in a 7.5% increase in capital revenues in the segment, year over year. A year over year decrease in United States capital revenues of 23.1% within the Company’s Life Sciences segment, as a result of reduced capital spending within the pharmaceutical industry, offset the Healthcare segment’s performance.

Revenues are further discussed on a segment basis in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, titled “Business Segment Results of Operations.”

Gross Profit

The following table illustrates the changes in gross profit for the three and nine month periods ended December 31, 2004 and 2003:

(dollars in thousands)

	Three Months Ended December 31,		Change	Percent Change
	2004	2003
Gross Profit:
Product	$80,888	$79,242	$1,646	2.1%
Service	38,674	35,855	2,819	7.9%

Total Gross Profit	$119,562	$115,097	$4,465	3.9%

Gross Profit Percentage:
Product	41.9%	41.4%
Service	42.4%	43.2%

Total Gross Profit Percentage	42.0%	42.0%

	Nine Months Ended December 31,		Change	Percent Change
	2004	2003
Gross Profit:
Product	$228,143	$229,474	$(1,331)	-0.6%
Service	112,799	102,808	9,991	9.7%

Total Gross Profit	$340,942	$332,282	$8,660	2.6%

Gross Profit Percentage:
Product	42.4%	41.8%
Service	42.4%	42.6%

Total Gross Profit Percentage	42.4%	42.0%

Gross profit is impacted by the volume, pricing, and mix of sales of the Company’s products and services, as well as the costs associated with the products and services that are sold. The Company’s gross profit percentage was flat quarter over quarter and increased 40 basis points year over year. Strong margin growth, resulting from higher volumes, within the Company’s Isomedix Services segment offset continued margin erosion within the Company’s Life Sciences segment for both periods presented. Healthcare margins were negatively impacted during fiscal 2005 as a result of a change in revenue mix. However, the addition of the Albert Browne Limited (“Browne”) product line during the 2005 third quarter benefited the Healthcare segment’s gross margins. Gross margins for both periods presented were positively impacted by changes in foreign currency exchange rates in relation to the U.S. dollar. The Company’s gross profit percentage for the nine month period ending December 31, 2003 was negatively impacted by costs associated with the closing of an Australian manufacturing facility.

Operating Expenses

The following table illustrates the changes in operating expenses for the three and nine month periods ended December 31, 2004 and 2003:

(dollars in thousands)

	Three Months Ended December 31,		Change	Percent Change
	2004	2003
Operating Expenses:
Selling, General, and Administrative	$70,465	$69,623	$842	1.2%
Research and Development	9,185	7,648	1,537	20.1%

Total Operating Expenses	$79,650	$77,271	$2,379	3.1%

	Nine Months Ended December 31,		Change	Percent Change
	2004	2003
Operating Expenses:
Selling, General, and Administrative	$214,975	$214,182	$793	0.4%
Research and Development	27,173	21,726	5,447	25.1%

Total Operating Expenses	$242,148	$235,908	$6,240	2.6%

Significant components of total selling, general, and administrative expenses (SG&A) are compensation and associated costs, fees for professional services, travel and entertainment, and other general and administrative expenses. As a percentage of total revenues, SG&A expenses were 24.8% and 26.7% for the three and nine month periods ended December 31, 2004, respectively, as compared to 25.4% and 27.1%, respectively, for the comparable prior year periods. As a percentage of revenues, SG&A expenses decreased in both fiscal 2005 periods. SG&A expenses remained relatively flat for the three and nine month periods ended December 31, 2004, as compared to the same prior year periods.

As a percentage of total revenues, research and development expenses were 3.2% and 3.4% for the three and nine month periods ended December 31, 2004, respectively, as compared to 2.8% and 2.7%, respectively, for the same prior year periods. For the three and nine month periods ended December 31, 2004, research and development expenses increased 20.1% and 25.1% to $9.2 million and $27.2 million, respectively, as compared to $7.6 million and $21.7 million, respectively, during the same prior year periods. The increase in research and development expenses during both periods is attributable to an increased emphasis on new product development, product improvements, and the development of new technological innovations.

Interest Expense, Net

The following table illustrates the changes in interest expense, net for the three and nine month periods ended December 31, 2004 and 2003:

(dollars in thousands)

	Three Months Ended December 31,
	2004	2003	Change
Interest Expense, Net:
Interest Expense	$1,118	$440	$678
Interest and Miscellaneous (Income) Expense	(484)	8	(492)

Interest Expense, Net	$634	$448	$186

	Nine Months Ended December 31,
	2004	2003	Change
Interest Expense, Net:
Interest Expense	$3,008	$1,486	$1,522
Interest and Miscellaneous (Income) Expense	(988)	(54)	(934)

Interest Expense, Net	$2,020	$1,432	$588

Interest expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The most significant driver of the increase in both fiscal 2005 periods is interest expense, which resulted from higher interest rates on the Company’s outstanding debt during fiscal 2005 as compared to the prior year. A detailed discussion of the Company’s outstanding debt is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 in the section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” titled, “Sources of Credit,” and in Note 6 to the Company’s consolidated financial statements, “Long-Term Debt.” The Company’s credit facilities have not changed materially from March 31, 2004.

Income Tax Expense

The following table illustrates the changes in income tax expense for the three and nine month periods ended December 31, 2004 and 2003, and provides a comparison of the effective income tax rates for the aforementioned periods:

(dollars in thousands)

	Three Months Ended December 31,		Change	Percent Change
	2004	2003
Income Tax Expense	$14,821	$10,285	$4,536	44.1%
Effective Income Tax Rate	37.7%	27.5%

	Nine Months Ended December 31,		Change	Percent Change
	2004	2003
Income Tax Expense	$35,807	$31,008	$4,799	15.5%
Effective Income Tax Rate	37.0%	32.7%

The Company provides for income tax expense on an interim basis based upon the Company’s estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and the taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The effective income tax rates for the third quarters of fiscal 2005 and 2004 were 37.7% and 27.5%, respectively. For the first nine months of fiscal 2005 and 2004, the effective income tax rates were 37.0% and 32.7%, respectively. The higher effective income tax rates during both fiscal 2005 periods resulted primarily from a reduction of operating profits generated in international tax jurisdictions and the resulting inability of the Company to fully utilize a portion of foreign tax credits against foreign profits taxed in the United States.

Business Segment Results of Operations

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 12, “Business Segment Information,” to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2004, provides detailed information regarding each business segment. The following table provides a summary of the Company’s revenues by business segment for the three and nine month periods ended December 31, 2004 and 2003:

(dollars in thousands)

	Three Months Ended December 31,		Change	Percent Change
	2004	2003
Revenues:
Healthcare	$204,942	$188,583	$16,359	8.7%
Life Sciences	54,522	63,917	(9,395)	-14.7%
STERIS Isomedix Services	24,925	21,786	3,139	14.4%

Total Revenues	$284,389	$274,286	$10,103	3.7%

	Nine Months Ended December 31,		Change	Percent Change
	2004	2003
Revenues:
Healthcare	$568,657	$547,824	$20,833	3.8%
Life Sciences	161,769	179,217	(17,448)	-9.7%
STERIS Isomedix Services	73,606	63,914	9,692	15.2%

Total Revenues	$804,032	$790,955	$13,077	1.7%

Healthcare Segment

Healthcare segment revenues represented 72.0% of total revenues for the third quarter of fiscal 2005 as compared to 68.8% of total revenues for the third quarter of fiscal 2004. Healthcare revenues increased $16.4 million, or 8.7%, to $204.9 million for the third quarter of fiscal 2005 as compared to $188.6 million for the third quarter of fiscal 2004. The increase in Healthcare revenues for the quarter was primarily driven by a 12.3% increase in capital revenues, which resulted from increased demand generated in the United States hospital market. At December 31, 2004, the Healthcare segment’s backlog amounted to $76.1 million, representing increases of $3.7 million, or 5.0%, and $7.6 million, or 11.2%, over the September 30, 2004 and December 31, 2003 levels, respectively. The Healthcare segment’s fiscal 2005 third quarter revenues were also positively impacted by a 4.5% increase in consumable revenues, primarily attributable to increased chemical indicator sales resulting from the business integration of Browne.

Healthcare segment revenues represented 70.7% of total revenues for the first nine months of fiscal 2005 as compared to 69.2% of total revenues for the third quarter of fiscal 2004. Healthcare revenues increased $20.8 million, or 3.8%, to $568.7 million for the first nine months of fiscal 2005 as compared to $547.8 million for the first nine months of fiscal 2004. Healthcare capital revenues increased 4.1% year over year, for the reasons presented in the preceding paragraph. Service revenues within the segment increased 5.4%, year over year, and contributed to the overall increase in segment revenues.

Life Sciences Segment

Life Sciences segment revenues represented 19.2% of total revenues for the third quarter of fiscal 2005 as compared to 23.3% of total revenues for the third quarter of fiscal 2004. Life Sciences revenues decreased $9.4 million, or 14.7%, to $54.5 million for the third quarter of fiscal 2005 as compared to $63.9 million for the third quarter of fiscal 2004. The decrease in Life Sciences revenues for the quarter was driven by a 25.1% decrease in capital revenues. Consolidations within the European pharmaceutical marketplace during the Company’s first two fiscal 2005 quarters continued to impact European capital equipment sales. The quarter over quarter decline in capital revenues was further impacted by more prevalent cautiousness by pharmaceutical customers in the North American marketplace regarding capital spending. At December 31, 2004, backlog for the segment was $64.3 million, compared to backlogs of $61.1 million at September 30, 2004, and $77.8 million at December 31, 2003. An increase of 15.5% in recurring revenue streams partially offset the segment’s quarter over quarter decline in capital revenues.

Life Sciences segment revenues represented 20.1% of total revenues for the first nine months of fiscal 2005 as compared to 22.7% of total revenues for the first nine months of fiscal 2004. Life Sciences revenues decreased $17.4 million, or 9.7%, to $161.8 million for the first nine months of fiscal 2005 as compared to $179.2 million for the first nine months of fiscal 2004. The decrease in Life Sciences revenues for the year to date period was driven by a 20.7% decline in capital revenues, the reasons for which were presented in the previous paragraph. An increase of 20.6% in recurring revenue streams partially offset the segment’s year over year decline in capital revenues.

STERIS Isomedix Services Segment

STERIS Isomedix Services segment revenues represented 8.8% and 9.2% of total revenues for the three and nine month periods ended December 31, 2004 as compared to 7.9% and 8.1% during the comparable prior year periods. The segment experienced revenue growth of 14.4% and 15.2%, respectively, for the three and nine month periods ended December 31, 2004, as compared to the same periods in the prior year. The revenue growth in both periods presented is the result of increased demand, higher utilization of recently expanded facilities in the segment, and a temporary reduction in industry processing capacity.

The following table provides a summary of the Company’s operating results by business segment for the three and nine month periods ended December 31, 2004 and 2003:

(dollars in thousands)

	Three Months Ended December 31,		Change	Percent Change
	2004	2003
Operating Income (Loss):
Healthcare	$38,067	$31,364	$6,703	21.4%
Life Sciences	(3,112)	3,255	(6,367)	NM
STERIS Isomedix Services	4,957	3,207	1,750	54.6%

Total Operating Income	$39,912	$37,826	$2,086	5.5%

	Nine Months Ended December 31,		Change	Percent Change
	2004	2003
Operating Income (Loss):
Healthcare	$94,516	$83,863	$10,653	12.7%
Life Sciences	(10,575)	3,127	(13,702)	NM
STERIS Isomedix Services	14,853	9,384	5,469	58.3%

Total Operating Income	$98,794	$96,374	$2,420	2.5%

NM- Not meaningful

To determine segment operating income (loss), the Company reduces the respective segment’s revenues by direct expenses and indirect cost allocations, which reflect the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are based on each segment’s portion of revenues, headcount, or other variables in relation to the total Company.

Healthcare Segment

Healthcare- Operating income increased $6.7 million, or 21.4%, to $38.1 million for the third quarter of fiscal 2005, as compared to $31.4 million during the comparable prior year period. As a percentage of segment revenues, operating income represented 18.6% and 16.6% for the quarters ended December 31, 2004 and 2003, respectively, reflecting lower operating expenses as a percentage of revenue. Healthcare gross margins were 47.3% for the third quarter of fiscal 2005 as compared to 47.7% during the same prior year period, and were impacted by a continued shift in revenue mix toward capital equipment sales which carry lower margins. For the 2005 year to date period, the segment’s operating income was $94.5 million, representing an increase of $10.7 million, or 12.7%, as compared to the first nine months of fiscal 2004. For the year to date periods of fiscal 2005 and 2004, gross margins remained relatively flat at 47.7% and 47.6%, respectively.

Life Sciences Segment

Life Sciences- Operating loss was $3.1 million and $10.6 million for the third quarter and first nine months of fiscal 2005 as compared to operating income of $3.3 million and $3.1 million during the respective prior year periods. For the third quarter and year to date period of fiscal 2005, gross margins were 29.3% and 30.7%, as compared to 32.9% and 32.2% during the comparable prior year periods. Both fiscal 2005 periods were negatively impacted by reduced sales volumes and the resulting lower fixed cost absorption in the segment.

STERIS Isomedix Services Segment

STERIS Isomedix Services- Operating income increased $1.8 million, or 54.6%, to $5.0 million for the third quarter of fiscal 2005, as compared to $3.2 million during the third quarter of fiscal 2004. For the nine month period ended December 31, 2004, the segment’s operating income was $14.9 million, representing an increase of $5.5 million, or 58.3%, over the comparable prior year period’s operating income of $9.4 million. The drivers of the increase in both periods were more favorable gross margins. Gross margins benefited from increased volume and improvements in processing utilization as a result of capital investments made during the past year.

Liquidity and Capital Resources

The following table summarizes significant components of the Company’s cash flow for the nine months ended December 31, 2004 and 2003:

Cash Flows

(dollars in thousands)

	Nine Months Ended December 31,		Change	Percent Change
	2004	2003
Operating activities:
Net income	$60,967	$63,934	$(2,967)	-4.6%
Non-cash items	39,853	43,514	(3,661)	-8.4%
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(1,763)	(40,233)	38,470	95.6%

Net cash provided by operating activities	$99,057	$67,215	$31,842	47.4%

Investing activities:
Purchases of property, plant, equipment, and intangibles	$(38,793)	$(48,430)	$9,637	19.9%
Purchase of business related assets	—	(2,900)	2,900	NM
Investments in businesses, net of cash acquired	(53,323)	(36,814)	(16,509)	-44.8%

Net cash used in investing activities	$(92,116)	$(88,144)	$(3,972)	-4.5%

Financing activities:
Net (payments) proceeds under credit facilities	$(4,398)	$46,800	$(51,198)	NM
Payments of long-term obligations and capital leases	(3,273)	(4,933)	1,660	33.7%
Repurchases of Common Shares	(33,868)	(16,609)	(17,259)	-103.9%
Stock option and other equity transactions, net	14,581	7,748	6,833	88.2%
Deferred financing fees and debt issuance costs	—	(537)	537	NM

Net cash (used in) provided by financing activities	$(26,958)	$32,469	$(59,427)	-183.0%

NM- Not meaningful

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $99.1 million for the first nine months of fiscal 2005 as compared to $67.2 million for the same prior year period. Non-cash items include depreciation and amortization and fluctuations in deferred income taxes and other items. Deferred income tax liabilities increased during the first nine months of fiscal 2005 due to increases in deferred income taxes attributable to long-term customer contracts and utilization of net operating loss carryforwards. Significant components of the Company’s operating cash flows for the nine months ended December 31, 2004 and 2003 driving the increase in net cash inflow from operating activities of $31.8 million include:

•	Accounts receivables, net- Excluding the impact of foreign currency translation adjustments and businesses acquired, accounts receivable, net decreased $10.5 million and $1.8 million during the first nine months of fiscal 2005 and 2004, respectively. Accounts receivable balances are influenced by the timing of revenues, customer payments, and progress billings for contracts which are accounted for under the percentage of completion method of accounting for construction-type contracts. At December 31, 2004 and March 31, 2004, accounts receivables represent 83 days and 85 days outstanding, respectively.

•	Inventories- Excluding the impact of foreign currency translation adjustments and businesses acquired, inventories decreased $3.3 million during the first nine months of fiscal 2005, as compared to an increase of $0.7 million during the same period of the prior year. The Company has established targeted inventory production levels at manufacturing facilities in a process called modified level-loading, whereby a relatively constant stream of inventory production occurs, which may result in varying inventory levels during the year as a result of customer demand fluctuations.

•	Accounts payable, net- Excluding the impact of foreign currency translation adjustments and businesses acquired, accounts payable decreased $19.4 million and $30.9 million during the first nine months of fiscal 2005 and 2004, respectively. Based upon varying payment due dates of accounts payable obligations and the Company’s cash management strategies, accounts payable balances may fluctuate from period to period.

•	Accruals and other, net- Excluding the impact of foreign currency translation adjustments and businesses acquired, accruals and other, net decreased $3.2 million and increased $11.3 million during the first nine months of fiscal 2005 and 2004, respectively. Accruals and other, net decreased during the first nine months of fiscal 2005 due to decreased accrued payroll and related liabilities that resulted from the timing of compensation related payments, reduced projected bonus payouts under the Company’s profit sharing plan, and reduced 401(k) obligations due to the timing of their funding. The decrease in accruals and other, net was further impacted by reduced levels of accrued employee and dealer commissions and deferred revenues.

Net Cash Used In Investing Activities

For the first nine months of fiscal 2005, net cash used in investing activities amounted to $92.1 million as compared to $88.1 million during the same prior year period. The following discussion summarizes the significant components of the Company’s investing cash flows for the nine months ended December 31, 2004 and 2003:

•	Purchases of property, plant, equipment, and intangibles- During the first nine months of fiscal 2005, the Company’s capital expenditures amounted to $38.8 million as compared to $48.4 million during the comparable prior year period. The decrease in capital spending year over year resulted from a reduction of in process corporate facilities expansion projects during fiscal 2005 as compared to the prior year. In addition, certain information technology initiatives were completed during the first half of fiscal 2005, thus reducing the level of capital expenditures during the current year. Additionally, during fiscal 2004, as a result of Isomedix Services facilities expansions, incremental cobalt requirements were funded by capital expenditures.

•	Investments in businesses, net of cash acquired- During the second quarter of fiscal 2005, the Company announced that a subsidiary had acquired Albert Browne Limited (“Browne”). Investment in this business, including direct acquisition costs, net of cash acquired, amounted to $53.3 million. Further discussion of the Company’s acquisition of Browne is included in Note 2, “Business Acquisition.” Net cash flows used in investing activities for the first nine months of fiscal 2004 reflect the acquisition of Hamo Holdings AG (“Hamo”) of $36.8 million. The Company completed this acquisition during the first quarter of fiscal 2004.

•	Purchases of business related assets- During the first quarter of fiscal 2004, the Company acquired certain assets related to the sterilization container business from Sterion Incorporated for $2.9 million. The purchase of these assets is presented as cash used in investing activities for the nine month period ended December 31, 2003.

Net Cash (Used In) Provided By Financing Activities

For the first nine months of fiscal 2005, net cash used in financing activities amounted to $27.0 million as compared to net cash provided by financing activities of $32.5 million during the same prior year period. The following discussion summarizes the significant components of the Company’s financing cash flows for the nine months ended December 31, 2004 and 2003:

•	Net (payments) proceeds under credit facilities- During the first nine months of fiscal 2005, net payments under credit facilities amounted to $4.4 million. During the first nine months of fiscal 2004, net proceeds under the Company’s credit facilities amounted to $46.8 million and were partially used by the Company to fund the acquisition of Hamo. A detailed description of the Company’s sources of credit is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 filed with the Securities and Exchange Commission on June 14, 2004 in the section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” titled, “Sources of Credit,” and in Note 6, “Long-Term Debt,” to the consolidated financial statements. There have been no significant changes in the Company’s sources of credit since March 31, 2004.

•	Repurchases of Common Shares- As discussed in Note 10, “Repurchases of Common Shares,” the Company’s Board of Directors has authorized the periodic repurchase of the Company’s Common Shares. From time to time, the Company engages in open market transactions to repurchase its Common Shares. During the first nine months of fiscal 2005, the Company repurchased 1.5 million of its Common Shares for $33.9 million, representing an average purchase price of $22.01 per Common Share. During the first nine months of fiscal 2004, the Company repurchased 0.8 million of its Common Shares for $16.6 million, representing an average purchase price of $21.82 per Common Share.

•	Stock option and other equity transactions- Cash flows from stock option and other equity transactions are primarily derived from the issuance of the Company’s Common Shares under various employee stock compensation programs. During the first nine months of fiscal 2005, cash proceeds, net of tax benefits, from the issuance of Common Shares under these programs totaled $4.7 million as compared to $3.9 million during the same period of fiscal 2004.

Cash Requirements

The Company believes that its available cash, cash flows from operations, and sources of credit will be adequate to satisfy its operating and capital needs for the next twelve months. The Company’s management and Board of Directors continually review the operating and capital requirements, as well as the overall capital structure of the Company.

Sources of Credit and Contractual and Commercial Commitments

A discussion of the Company’s sources of credit and contractual and commercial commitments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on June 14, 2004. The Company’s sources of credit and contractual and commercial commitments have not changed materially from March 31, 2004. At December 31, 2004 and March 31, 2004, debt to capital (as defined on page 16) amounted to 12.4% and 13.8%, respectively.

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

Contingencies

The Company is involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, government investigations, and other legal and regulatory proceedings and claims that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In the opinion of management, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Litigation is inherently unpredictable and actual results could materially differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

To the extent that management of the Company believes it is probable that a taxing authority will take a sustainable position on a matter contrary to the position taken by the Company, the Company provides tax accruals. If the Company does not prevail in matters for which accruals have been established or is required to pay amounts in excess of established accruals, the Company’s effective income tax rate in a given financial statement period may be materially impacted.

Refer to Part II, Item 1, “Legal Proceedings,” on page 31 of this Form 10-Q.

International Operations

The Company conducts operations outside of the United States through its subsidiaries in the same business segments as the Company’s domestic operations. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or reduce the reported dollar value of the Company’s net assets and results of operations. Revenues were favorably impacted by $5.4 million, or 1.9%, and net income was favorably impacted by $1.1 million, or 4.5%, during the third quarter of fiscal 2005 as compared to a favorable impact to revenues and net income of $6.4 million, or 2.4%, and $0.6 million, or 2.3%, respectively, during the comparable prior year period. Foreign currency fluctuations favorably impacted revenues during the first nine months of fiscal 2005 by $10.4 million, or 1.3%, and net income by $0.7 million, or 1.2%, as compared to a favorable impact to revenues and net income of $17.2 million, or 2.2%, and $1.5 million, or 2.4%, respectively, during the comparable prior year period.

Seasonality

The Company’s financial results have been subject to recurring seasonal fluctuations. A number of factors have contributed to the seasonal patterns, including sales promotion and compensation programs, customer buying patterns, and international business practices. Sales and profitability of certain of the Company’s product lines have historically been disproportionately weighted toward the latter part of each quarter and generally weighted toward the latter part of each fiscal year. However, there is no assurance that these patterns will continue.

Forward-Looking Statements

This document may contain statements and data concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Other risk factors are described in the Company’s Form 10-K and other securities filings. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products, or applications, or the Company’s business initiatives will take longer, cost more, or produce lower benefits than anticipated, (c) the possibility that compliance with laws, court rulings, regulations, or certification requirements of domestic and foreign authorities may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, (d) the potential of international unrest or effects of fluctuations in foreign currencies of countries where the Company does a sizeable amount of business, and (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services, and (f) the ability of the Company to successfully complete and/or realize the anticipated benefits of the proposed divestiture of certain Life Sciences product lines.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”). As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and the CFO, concluded that the Company’s disclosure controls and procedures as of December 31, 2004 were effective in ensuring material information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported on a timely basis. In addition, there were no changes in the Company’s internal control over financial reporting as defined under Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in a number of legal proceedings and claims which the Company believes arise from the ordinary course of its business, given its size, history, complexity, nature of its business, and industries in which it participates. These legal proceedings and claims generally involve a variety of legal theories and allegations, including without limitation, personal injury (e.g., slip and falls, automobile accidents), product liability (e.g., based on the operation or claimed malfunction of products), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants), property damage (e.g., claimed damage due to leaking equipment, fire), economic loss (e.g., breach of contract, other commercial claims), employment (e.g., wrongful termination), and other claims for damage and relief. In fiscal 2004, the Company settled a wrongful discharge lawsuit with a former employee. In connection with that settlement, the Company became aware of an investigation which the Company believes was initiated based on discussions between the former employee and the FDA regarding the Company’s SYSTEM 1 ® sterile processing system. The investigation is currently being conducted by the FDA and the U.S. Department of Justice and is ongoing. The Company has offered and intends to cooperate with the government agencies regarding this matter and has received a subpoena for documents relating to this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No repurchases of Common Shares were made by or on behalf of the Company during the third quarter of fiscal 2005. As of December 31, 2004, 2,726,000 shares remained authorized for repurchase under the new share repurchase program that was approved by the Company’s Board of Directors and announced on July 28, 2004. This Common Share repurchase authorization does not have a stated maturity date.

ITEM 5. OTHER INFORMATION

On February 8, 2005, the Company entered into an executive retention agreement with Peter A. Burke, the Company’s Senior Vice President and Chief Technology Officer. The agreement provides that Dr. Burke will receive a base salary of $24,167 per month for the fiscal year ending March 31, 2005, as well as the opportunity to participate in the Company’s cash bonus plan, benefit plans and stock option programs.

Under the terms of the agreement, if Dr. Burke’s employment with the Company is terminated prior to the third anniversary of the agreement (or, after an extension of the agreement, prior to the third anniversary of the extension) by the Company without “cause” (as defined in the agreement) or by Dr. Burke for “good reason” (as defined in the agreement), Dr. Burke will be entitled to receive, subject to his execution of a release of all claims against the Company and his compliance with his obligations under the agreement, (a) his then-current salary for either (1) the number of months remaining from the date of his termination to the date of the third anniversary of the agreement or any extension thereof, as applicable, or (2) twelve months, whichever is greater, (b) continuation of medical and dental benefits for such period, and (c) a one-time payment equal to the amount Dr. Burke would have been entitled to receive as a bonus relating to the fiscal year in which the termination occurred, pro rated to the date of termination. In addition, if Dr. Burke’s employment with the Company is terminated during the first twelve months of the agreement by the Company without cause or by Dr. Burke for good reason, for purposes of calculating Dr. Burke’s service requirements under the Company’s 2002 Stock Option Plan, Dr. Burke will be considered to have additional service credit with the Company equal to the number of months from the date of such termination to the date of the first anniversary of the agreement.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 31, 2000, and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation effective July 28, 2004 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed, and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999, and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002, and incorporated by reference).

10.1	Asset Purchase Agreement dated as of November 15, 2004 between Cosmed Group, Inc. and Registrant.

10.2	Form of STERIS Corporation Nonqualified Stock Option Agreement for Employees.

10.3	Form of STERIS Corporation Notice of Restricted Grant for Directors.

10.4	Form of STERIS Corporation Nonqualified Stock Option Grant Agreement for Directors.

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ Laurie Brlas
Laurie Brlas
Senior Vice President and Chief Financial Officer February 8, 2005