Form 10-K
period 2005-03-31
STERIS CORP
filed 2005-06-14
CIK 815065

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

Commission file number 1-14643

STERIS Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1482024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5960 Heisley Road	440-354-2600
Mentor, Ohio 44060-1834 (Address of principal executive offices)	(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of Exchange on Which Registered
Common Shares, without par value	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 2004: $1,507,864,127

The number of common shares outstanding as of May 31, 2005: 69,165,165

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting – Part III

PART I

Item 1. Business

GENERAL DEVELOPMENT OF BUSINESS

Throughout this document, references to “STERIS Corporation,” “STERIS,” or the “Company,” are references to STERIS Corporation and its subsidiaries, except where the context makes it clear the reference is to STERIS Corporation itself and not its subsidiaries. The Company’s fiscal year ends on March 31. References to a particular “year” or “year-end” refer to the Company’s fiscal year.

DESCRIPTION OF BUSINESS

STERIS Corporation, an Ohio corporation organized in 1987, develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and surgical and critical care support products and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental customers throughout the world. The Company operates in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services (“Isomedix”).

RECENT EVENTS

Fiscal 2005 Acquisitions.  During fiscal 2005, the Company completed three strategic acquisitions that expanded its breadth of product and service offerings and global reach.

During the fourth quarter of fiscal 2005, the Company completed the acquisition of FHSurgical; a privately-held manufacturer of surgical tables with manufacturing facilities located in Orleans, France. The acquisition expanded the Company’s European distribution channel and enhanced the Company’s offerings of surgical tables. The acquired business is being integrated into the Company’s Healthcare segment.

During the fourth quarter of fiscal 2005, the Company completed the acquisition of certain assets of Cosmed Group, Inc. (“Cosmed”); a privately-held contract sterilization service provider with corporate offices located in Jamestown, Rhode Island. As a result of this transaction, five additional Ethylene Oxide processing facilities were added to the Company’s existing network of locations. The acquired Cosmed assets have been integrated into the Company’s Isomedix Services segment.

During the second quarter of fiscal 2005, the Company completed the acquisition of Albert Browne Limited and its subsidiaries (“Browne”); a privately-held manufacturer of chemical indicators, headquartered in Leicester, England. This acquisition provided the Company with an established European distribution channel and expanded the Company’s offerings of consumable products which are used with its broad line of infection control, sterilization, and decontamination capital equipment. The acquired business has been integrated into the Company’s Healthcare segment.

Fiscal 2004 Acquisitions.  During the first quarter of fiscal 2004, the Company completed the acquisition of Hamo Holding AG (“Hamo”); a privately-held manufacturer of washing/decontamination systems, with corporate offices located in Pieterlen, Switzerland. The acquisition provided the Company with a stronger European presence and the ability to offer a wider range of sterile processing solutions to customers worldwide. Hamo has been integrated into the Company’s Life Sciences and Healthcare segments.

During the first quarter of fiscal 2004, the Company completed the acquisition of certain assets related to the sterilization container business from Sterion Incorporated (“Sterion”). This acquisition complemented the Company’s existing sterile processing, storage, and related business. The acquired Sterion assets have been integrated into the Company’s Healthcare segment.

Results of operations for acquisitions for both years are included in the Consolidated Statements of Income from the date of acquisition. Further information regarding recent acquisitions is included in Note 2 to the Company’s consolidated financial statements, “Business Acquisitions.”

Life Sciences Renewed Strategic Focus.  During the fourth quarter of fiscal 2005, the Company announced that it had completed a detailed analysis of its customers’ needs in the Life Sciences segment and identified several steps to reshape the segment’s product portfolio and improve profitability. As a first step of this strategy, the Company announced the sale of its Detach™ business (automated cleaning systems for comparative medicine). The sale of this business did not have a material impact on the Company’s financial position, results of operations, or cash flows. In addition, during the fourth quarter of fiscal 2005, the Company announced that it is exploring the sale of its lyophilizer (freeze dryer), pure steam generator, and water still product lines, which account for approximately 30% of Life Sciences segment revenues. These strategic steps will enable the Company to dedicate more management resources to further develop its core sterilization, washing, and decontamination product offerings to the pharmaceutical, biopharmaceutical, governmental, and research markets.

INFORMATION RELATED TO BUSINESS SEGMENTS

GENERAL SEGMENT INFORMATION

Effective April 1, 2003, the Company realigned operations into three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Segment information for years prior to April 1, 2003 has been reclassified to conform to the current segment structure. In the sections that follow, the Company has presented detailed information regarding these business segments.

Additional information regarding segment performance for each of the three years in the period ending March 31, 2005 is presented in Note 11 to the Company’s consolidated financial statements, “Business Segment Information,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

HEALTHCARE SEGMENT

Description of Business.  The Company’s Healthcare segment offers capital equipment and accessories utilized within surgical environments, critical care environments, emergency departments, gastrointestinal environments, and sterile processing environments, and in infection control processes. The Healthcare segment also offers consumable products and services to the same customer base.

Products Offered.  The Healthcare segment offers a range of technologies for sterilizing medical devices and instruments, including low temperature liquid, steam, and Ethylene Oxide. These technologies, which meet rigorous sterility assurance standards and regulations, allow safe and effective re-use of medical equipment and devices in healthcare facilities throughout the world. The Healthcare segment also offers a variety of automated washer/disinfector systems used as a processing step before sterilization. These systems clean and disinfect a wide range of items from rolling instrument carts and other large healthcare equipment to small surgical instruments. These washing and sterilization products are offered through various brand names that include, but are not limited to: STERIS SYSTEM 1®, Amsco®, Hamo™, and Reliance®.

The segment’s capital equipment offerings also include general and specialty surgical tables, surgical and examination lights, equipment management systems, operating room storage cabinets, warming cabinets, scrub sinks, and other complementary products and accessories for use in hospitals and other healthcare facilities. This broad range of equipment is designed to be used in a wide variety of locations where diagnostic and therapeutic procedures are performed, including emergency rooms, general surgery suites, OB/GYN suites, ICU/CCU suites, and ambulatory surgery sites. These products are offered through various brand names that include, but are not limited to: Harmony™, Amsco®, SurgiGraphic™, ASC 2000™, Hamo™, CMAX®, and Hausted®.

The Healthcare segment also offers infection prevention consumables and supplies that are used to help prevent the spread of infectious diseases and to monitor sterilization and decontamination processes. The segment’s consumables offer quality choices for infection and contamination prevention, including products used in instrument cleaning and decontamination systems and hard surface disinfectants. The segment also offers skin care and hand hygiene solutions for use by care-givers and patients in high risk and routine applications. Consumables are offered through various brand names that include, but are not limited to: Kindest Kare®, Alcare®, Verify®, and Cal Stat®.

Services Offered.  The Healthcare segment offers various capital equipment preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. The segment also offers comprehensive sterilization management services to allow healthcare facilities to meet their instrument reprocessing needs. STERIS field service personnel are available worldwide to install, maintain, upgrade, repair, and troubleshoot equipment. Additionally, STERIS offers other support services such as facility planning, engineering support, device testing, and customer education.

Customer Concentration.  The Company’s Healthcare segment operates in the United States and throughout the world offering capital equipment, consumables, and services to large and small customers. For the year ended March 31, 2005, revenues generated by the segment in the United States and internationally amounted to $677.7 million and $118.7 million, respectively. For the year ended March 31, 2005, none of the segment’s customers represented more than 10% of total segment revenues. A loss of any single customer is not expected to have a material impact on the segment’s results of operations or cash flows.

Competition.  The Company’s Healthcare segment operates in highly regulated environments where the most intense competition results from the search for technological innovations, product performance, convenience and ease of use, and overall cost-effectiveness. The Company competes with a number of large companies with significant product portfolios and global reach, as well as a number of small companies with very limited product offerings with operations in few or single countries. The segment’s primary competitors include Getinge, Belimed, Johnson & Johnson, 3M, Ecolab, Cardinal, Skytron, Berchtold, Kimberly-Clark, and Becton Dickinson.

LIFE SCIENCES SEGMENT

Description of Business.  The Company’s Life Sciences segment is a global provider of integrated and validated capital equipment, cleaning chemistries, and service solutions to three broad markets: Pharmaceutical and research, defense and aerospace, and industrial decontamination. Within the pharmaceutical and research market, the segment is focused on delivering capital equipment, consumables, and related services to global pharmaceutical companies and private and public research facilities. Within the defense and aerospace market, the segment is focused on the development of decontamination technologies for government, military, and aerospace customers. The segment’s offerings to this market focus on VHP® and modified VHP technologies for use in decontaminating military command centers, aircraft and vehicles, and spacecraft and spacecraft components. Within the industrial decontamination market, the segment is focused on developing decontamination solutions for first response, building decontamination, and food and beverage markets. Offerings to this customer base are similar to those offered to defense and aerospace customers; however, the markets are primarily non-military and typically require regulatory approval.

Products Offered.  The Life Sciences segment offers capital equipment and accessories to the target customer base described in the preceding paragraph. Washers offered by the segment provide efficient cleaning of various large and small materials and components utilized in manufacturing processes in the pharmaceutical and industrial markets, such as glassware, vessels, equipment parts, drums, and hoses. Sterilizers offered by the segment provide an efficient and effective way to sterilize and decontaminate medical devices and research tools used in the pharmaceutical and research environments, and assist in mitigating the risk of infectious diseases. VHP® technology offered by the segment is used to create safer environments within emergency vehicle interiors and exteriors, high-containment bio-safety labs, and other closed room environments. The segment’s products are offered through various brand names that include, but are not limited to: Amsco®, Hamo®, Reliance®, and Finn-Aqua®.

The Life Sciences segment also offers infection prevention consumables and supplies that are used to prevent the spread of infectious diseases and to monitor sterilization and decontamination processes. The segment’s consumables offer quality choices for infection and contamination prevention, including products used in instrument cleaning and decontamination systems and hard surface disinfectants. The segment also offers skin care and hand hygiene solutions for use in high risk and routine applications. Consumables are offered through various brand names that include, but are not limited to: Kindest Kare®, Alcare®, and Cal Stat®.

Services Offered.  The Life Sciences segment offers various equipment preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. The segment also offers a variety of consulting services focused on biological and chemical contamination remediation and recovery solutions, risk/threat assessment, and biological contaminant mapping and assessment. STERIS field service personnel are available worldwide to install, maintain, upgrade, repair, and troubleshoot capital equipment. Additionally, STERIS offers general sterilization consulting services and other support services such as facility planning, engineering support, device testing, cleaning, evaluation, and customer education.

Customer Concentration.  The Company’s Life Sciences segment operates in the United States and throughout the world offering capital equipment, consumables, and services to large and small customers. For the year ended March 31, 2005, revenues generated by the segment in the United States and internationally amounted to $105.1 million and $113.5 million, respectively. For the year ended March 31, 2005, none of the segment’s customers represented more than 10% of total segment revenues, therefore a loss of any single customer is not expected to have a material impact on the segment’s results of operations or cash flows.

Competition.  The Company’s Life Sciences segment operates in highly regulated environments where the most intense competition results from the search for technological innovations, product performance, convenience and ease of use, and overall cost-effectiveness. Consolidations and reduced capital spending within the Company’s pharmaceutical customer base also results in intense competition. The Company competes with a number of large resourceful companies with significant product portfolios and global reach, as well as a number of small companies with very limited product offerings with operations in few or single countries, within the pharmaceutical and research and industrial markets. The Company competes with a small number of large companies within the defense and aerospace customer market. The Company’s performance within this market, which primarily includes governmental-type customers, is partially dependent on federal and state budgetary appropriations. The segment’s primary competitors include Getinge, Fidigari, Bioquel, MECO, and Scientek.

STERIS ISOMEDIX SERVICES SEGMENT

Description of Business.  Through a North American network of 21 facilities, the Company offers a comprehensive array of contract sterilization services using Gamma Irradiation (“Gamma”), Electron Beam Irradiation (“E-Beam”), and Ethylene Oxide (“EO”) technologies through its Isomedix Services segment. This segment offers sterilization, microbial reduction, and materials modification services to companies that supply products to the healthcare, industrial, and consumer product industries.

Services Offered.  Isomedix provides Gamma, E-Beam, and EO services to process approximately 50,000 truckloads of product per year. All three technologies can be effectively used to sterilize a wide range of products. Gamma, using cobalt-60 isotope, and E-Beam, using accelerated electrons, are irradiation processes. In addition to sterilization of medical products, E-Beam is used for material modification and cross-linking to improve product performance. EO is a gaseous process predominately used in the sterilization of surgical kits. Gamma and EO utilization account for greater than 90 percent of the overall industrial sterilization marketplace with E-Beam representing the remainder. The Isomedix locations are concentrated in major North American population centers and core distribution corridors, primarily in the Northeast, Midwest, Southwest, and southern California. Isomedix’s understanding of supply chain management enables it to adapt to increasing imports and changes in manufacturing points-of-origin. Isomedix’s growth is driven in part by demographics, mainly the aging baby boomer population and rising life expectancy. These events strengthen demand for medical procedures, driving increased consumption of single use devices and surgical kits. Isomedix’s technical services group provides support to customers in all phases of the sterilization design process, including product development, materials testing, and sterility validation.

Customer Concentration.  The Company’s Isomedix Services segment operates in North America. For the year ended March 31, 2005, revenues generated in the United States and Canada amounted to $98.1 million and $6.7 million, respectively. The segment’s comprehensive array of sterilization services are offered to large and small customers throughout the footprint of the Company’s strategically located facilities. For the year ended March 31, 2005, none of the segment’s customers represented more than 10% of total segment revenues. A loss of any single customer would not have a material impact on the segment’s results of operations or cash flows.

Competition.  Isomedix operates in a highly regulated industry and competes in North America with Sterigenics International, Inc. and manufacturers that sterilize products in-house, among others.

INFORMATION WITH RESPECT TO STERIS’S BUSINESS IN GENERAL

Sources and Availability of Raw Materials.  The Company purchases in the ordinary course of business raw materials, sub-assemblies, components, and other supplies essential to the Company’s operations from numerous suppliers in the United States and abroad. The principal raw materials that the Company uses to conduct operations include stainless steel, organic chemicals, and plastic components. These raw materials are obtainable from several sources and are generally available within the lead times specified to vendors. Raw materials for which there are few sources, such as cobalt-60 radioisotope used within the Company’s Isomedix Services segment, generally have longer-term supply contracts as a basis to support supply reliability.

The Company has recently experienced increased prices for raw materials such as stainless steel, metals, and chemicals, which are important to the Company’s operations. The Company has not experienced, and does not foresee, extraordinary difficulty in obtaining the materials, sub-assemblies, components, or other supplies necessary for its business operations.

Intellectual Property.  The Company protects its technology and products by, among other means, filing United States and foreign patent applications. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service, or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. The Company also relies upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain its competitive position.

As of March 31, 2005, the Company held 263 United States patents and 702 foreign patents and had 107 United States patents and 481 foreign patents pending. Patents for individual products extend for varying periods according to the date of patent filing or grant and legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country.

The Company’s products are sold around the world under various brand names and trademarks. The Company considers its brand names and trademarks to be valuable in the marketing of its products. As of March 31, 2005, the Company had a total of 804 trademark registrations in the United States and in various foreign countries in which the Company conducts business.

Research and Development.  Research and development constitutes an important part of the Company’s activities. For the years ended March 31, 2005, 2004, and 2003, research and development expenses totaled $35.5 million, $28.5 million, and $25.5 million, respectively. The majority of these expenses relate to Company sponsored research and development activities associated with commercial products.

Quality Assurance.  The Company manufactures, assembles, and packages products in the United States and throughout the world. Each of the production facilities are dedicated facilities which focus on particular processes and products. The Company’s success depends upon customer confidence in the quality of the production process and the integrity of the data that supports the Company’s product safety and effectiveness. The Company has implemented quality assurance procedures related to the quality and integrity of scientific information and production processes. Throughout the world, manufacturing processes at all of the Company’s equipment manufacturing facilities are ISO 9001 certified.

Government Regulation.  The Company’s business is subject to varying degrees of governmental regulation in the countries in which operations are conducted. The general trend is toward regulation of increasing stringency. In the United States, the development, manufacture, sale, and distribution of the Company’s products and services are subject to regulation by the Food & Drug Administration (“FDA”), the United States Environmental Protection Agency (“EPA”), the United States Nuclear Regulatory Commission (“NRC”), and other governmental authorities. International operations are also subject to a significant degree of government regulation and country-specific rules and regulations. Government regulations include detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices.

The cost of compliance with applicable regulations represents a significant expense to the Company, and such past, current, or future regulations or their interpretation or application could have a material adverse impact on the Company. Further, additional governmental regulation may be established that could prevent, delay, revoke, or result in the rejection of regulatory clearance of the Company’s products. The effect of governmental regulation or interpretation or application thereof, which may arise from current or future legislation or administration, cannot be predicted.

Failure to comply with any applicable regulatory requirements could result in sanctions being imposed on the Company, including warning letters, injunctions, monetary penalties, enforcement actions, investigations, cost recovery actions, civil litigation, failure of the FDA or comparable foreign agencies to grant pre-market clearance or pre-market approval of medical devices, product recalls, operating restrictions, and/or other administrative, civil, and criminal sanctions. The Company has previously received warning letters, paid civil penalties, conducted product recalls, and has been subject to other regulatory sanctions. The Company believes that no such sanctions that would have a material adverse effect on the Company’s consolidated financial condition are currently outstanding. The Company believes that it is currently in conformity in all material respects with applicable regulatory requirements. However, there can be no assurance that future or current regulatory, governmental, or private legal action will not be concluded in a manner adverse to the Company. Also, see Part I, Item 3, “Legal Proceedings.”

Environmental Matters.  The Company is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and in other countries. The Company has made, and intends to continue to make, necessary expenditures for compliance with these laws and regulations. While the Company cannot predict with certainty future capital expenditures or operating costs associated with environmental law and regulation compliance, the Company does not believe they will have a material effect on the Company’s capital expenditures, results of operations, cash flows, or competitive position.

Competition.  The markets in which the Company’s business is conducted are highly competitive and often highly regulated. Competition is intense in all of the Company’s business segments and includes many large and small competitors. Important competitive factors include product design and quality, safety, ease of use, product serviceability, and price. The Company anticipates that it may face increased competition in the future as new infection prevention, sterile processing, contamination control, and surgical support products and services enter the market. Numerous organizations, including several smaller early-stage companies, are believed to be working with a variety of technologies and sterilizing agents, including microwave, ozone, plasma, chlorine dioxide, peracids, and formaldehyde. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of decontamination.

The Company believes that its long-term competitive position depends on its success in discovering, developing, and marketing innovative, cost-effective products and services. The Company focuses significant resources on research and development and management believes the Company is well positioned to compete globally in search of technological innovations. In addition to expenditures related to research and development, the Company continues to invest in high quality control, customer programs, distribution systems, and technical and other information services.

There can be no assurance that new products or services developed by the Company’s competitors will not be more commercially successful than those provided or developed by the Company in the future. In addition, some of the Company’s existing or potential competitors may have greater financial, technical, and human resources than the Company. Accordingly, the Company’s competitors may succeed in developing and commercializing products more rapidly than the Company.

The principal means of competition vary among product categories and business segments, and are discussed in more detail in the section above titled, “Information Related to Business Segments.”

Employees.  As of March 31, 2005, the Company had approximately 5,250 employees throughout the world. Management considers its relations with employees, including employees covered under collective bargaining agreements, to be good.

Methods of Distribution.  As of March 31, 2005, the Company employed 1,132 and 288 direct field sales and service representatives in the United States and in international locations, respectively. Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house customer service and field support departments. The Company has also contracted with distributors in select markets.

Customer training is an important aspect of the Company’s business. In addition to training at customer locations, the Company provides a variety of courses for customers at the Company’s training and education centers throughout the world and over the internet. The programs enable customers to understand the science, technology, and operation of the Company’s products. Many of the operator training programs are approved by professional certifying organizations and offer continuing education credits to eligible course participants.

Seasonality.  The Company’s financial results have been, from time to time, subject to seasonal patterns. Historically, sales of certain of the Company’s product lines have been weighted toward the latter part of each year as a result of customer buying patterns. There can be no assurance that such patterns or trends will continue.

International Operations.  The Company has operations outside of the United States. These operations are conducted through the Company’s subsidiaries and involve the same business segments as the Company’s domestic operations. Revenues from operations outside of the United States amounted to $238.9 million, or 21.3%, of the Company’s total revenues for the year ended March 31, 2005. Revenues from Europe, Canada, and other international locations amounted to 60.0%, 19.9%, and 20.1%, respectively, of total international revenues for the year ended March 31, 2005.

For a geographic presentation of revenues for the three years ended March 31, 2005, see Note 11 to the Company’s consolidated financial statements, “Business Segment Information,” and Item 7, “MD&A.”

The Company’s operations are subject, in varying degrees, to a number of inherent risks. These include, among other things, foreign currency exchange rate fluctuations, exchange controls and currency restrictions, changes in local economic conditions, unsettled political, regulatory or business conditions, and government-sponsored boycotts and tariffs on the Company’s products or services.

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Revenues were favorably impacted by $13.5 million, or 1.2%, and net income was negatively impacted by $3.7 million, or 4.1%, during fiscal 2005 as a result of foreign currency movements relative to the U.S. dollar. The Company cannot predict with certainty future changes in foreign currency exchange rates or the effect they will have on the Company’s operations.

Backlog.  Backlog is defined by the Company as the amount of unfilled capital purchase orders at a point in time. At March 31, 2005, the Company’s backlog amounted to $131.4 million, of which $65.4 million and $66.0 million related to the Company’s Healthcare and Life Sciences segments, respectively. At March 31, 2004, the Company’s backlog orders amounted to $129.6 million, of which $57.0 million and $72.6 million related to the Company’s Healthcare and Life Sciences segments, respectively. The majority of backlog orders in both years were expected to ship in the subsequent fiscal year.

Availability of Securities and Exchange Commission Filings.  The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the Securities and Exchange Commission (“SEC”). Copies of these materials can be obtained by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549 or by accessing the SEC’s website at http://www.sec.gov. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge, on or through the investor relations section of its website at http://www.steris-ir.com. Also available on the Company’s website are the Company’s Corporate

Governance Guidelines, Director Code of Ethics, and Code of Business Conduct, as well as Charters of the Audit and Financial Policy Committee, Compensation and Corporate Governance Committee, and the Compliance Committee of the Company’s Board of Directors. Information on the Company’s website is not incorporated into this report.

Item 2. Properties

The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2005. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

In the table below, “Contract Sterilization” refers to locations of the STERIS Isomedix Services segment, “Sterilization Services” refers to locations of the Healthcare segment and “Manufacturing/Warehousing/Operations” and “Sales Offices” refer to locations serving both the Healthcare and Life Sciences segments.

U.S. LOCATIONS (Including Puerto Rico)

Owned Locations		Leased Locations

Montgomery, AL	Manufacturing	Montgomery, AL	Warehousing
Nogales, AZ	Contract Sterilization	Aliso Viejo, CA	Sales Office
Ontario, CA	Contract Sterilization	San Diego, CA	Contract Sterilization
Temecula, CA	Contract Sterilization	Miami, FL	Sales Office
Libertyville, IL	Contract Sterilization	Morton Grove, IL	Contract Sterilization
Northborough, MA	Contract Sterilization	Waukegan, IL	Contract Sterilization
St. Louis, MO	Manufacturing	Bel Air, MD	Sales Office
Groveport, OH	Contract Sterilization	St. Louis, MO	Warehousing/Distribution
South Plainfield, NJ	Contract Sterilization	Minneapolis, MN	Contract Sterilization
Whippany, NJ Chester, NY Mentor, OH (7 locations)	Contract Sterilization Contract Sterilization Corporate Headquarters Sales/Marketing Offices Administration Offices Manufacturing/Warehousing Manufacturing/Operations	Mentor, OH (2 locations)	Corporate Headquarters Manufacturing/Warehousing
		Reno, NV	Warehousing
		Erie, PA	Warehousing
		Nashville, TN	Sterilization Services
		Grand Prairie, TX	Contract Sterilization

Erie, PA	Manufacturing/Operations
Vega Alta, PR	Contract Sterilization
Coventry, RI	Contract Sterilization
Spartanburg, SC	Contract Sterilization
El Paso, TX	Contract Sterilization
Sandy, UT	Contract Sterilization

INTERNATIONAL LOCATIONS

Owned Locations		Leased Locations

Whitby, Canada	Contract Sterilization	Brussels, Belgium	Sales Office
Quebec City, Canada Leicester, England (2 locations) Helsinki, Finland Pieterlen, Switzerland	Manufacturing Manufacturing Manufacturing/Sales Office Manufacturing/Sales Office	Sao Palo, Brazil	Sales Office
		Mississauga, Canada	Warehousing/Sales Office
		Quebec City, Canada (2 locations)	Warehousing
		St. Laurent, Canada	Sales Office
		San Jose, Costa Rica	Sales Office
		Basingstoke, England	European Corporate Headquarters
		Nanterre, France	Sales Office
		Saran, France	Manufacturing
		Cologne, Germany	Manufacturing/Sales Office
		Segrate, Italy	Sales Office
		Kobe, Japan	Sales Office
		Tokyo, Japan	Sales Office
		Selangor, Malaysia	Sales Office
		Singapore	Sales Office
		Madrid, Spain	Sales Office
		Strangnas, Sweden	Sales Office
		Bruegg, Switzerland	Sales Office

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

The FDA and the U.S. Department of Justice are conducting an investigation believed to involve the Company’s SYSTEM 1® sterile processing system. In January 2005, the Company received a subpoena for documents in connection with the investigation. The Company is currently responding to this subpoena and has offered and intends to cooperate with the government agencies regarding this matter.

The Company believes it has adequately reserved for its current litigation and that the ultimate outcome of its pending lawsuits and claims will not have a material adverse effect on the Company’s consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, proceedings, investigations, or claims or their effect. The Company presently maintains product liability insurance coverage, and other liability coverage in amounts and with deductibles that it believes are prudent.

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by the Company. Gains, if any, from these proceedings are recognized when they are realized.

Additional information regarding the Company’s commitments and contingencies is included in Item 7, “MD&A,” and in Note 10 to the Company’s consolidated financial statements, “Commitments and Contingencies.”

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2005 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Les C. Vinney	56	President and Chief Executive Officer
William L. Aamoth	51	Vice President and Corporate Treasurer
Laurie Brlas	47	Senior Vice President and Chief Financial Officer
Dr. Peter A. Burke	56	Senior Vice President and Chief Technology Officer
Charles L. Immel	43	Senior Vice President and Group President, Healthcare
Dr. Patrick J. McCullagh	49	Vice President, Global Quality Systems Engineering and Regulatory Affairs
Mark D. McGinley	48	Senior Vice President, General Counsel, and Secretary
Robert E. Moss	60	Senior Vice President and Group President, STERIS Isomedix Services
Gerard J. Reis	53	Senior Vice President and Group President, Life Sciences
Michael J. Tokich	36	Vice President and Corporate Controller

The following is a brief account of the recent business experience of each such executive officer:

Les C. Vinney serves as President and Chief Executive Officer. He assumed this role in July 2000. Mr. Vinney joined the Company’s Board of Directors in March 2000 at the same time as he was appointed to his previous role as the Company’s President and Chief Operating Officer. Mr. Vinney joined STERIS as Senior Vice President and Chief Financial Officer in August 1999. He became Senior Vice President Finance and Operations in October 1999. Immediately before his employment with STERIS, Mr. Vinney served as Senior Vice President and Chief Financial Officer at The BF Goodrich Company, a manufacturer of advanced aerospace systems, performance materials, and engineered industrial products. During his eight-year career with BF Goodrich, Mr. Vinney held a variety of senior operating and financial management positions, including Vice President and Treasurer, President and CEO of the former Tremco subsidiary, and Senior Vice President, Finance and Administration of BF Goodrich Specialty Chemicals. Mr. Vinney is a director of Campbell Soup Company

William L. Aamoth serves as Vice President and Corporate Treasurer. He joined the Company in March 2001. Prior to joining the Company, Mr. Aamoth was employed by Hayes Lemmerz International, a manufacturer of automotive wheels, brakes, and related systems, from January 2000 through January 2001, serving as Treasurer. From May 1992 to December 1999, Mr. Aamoth was employed by TRW, Inc., a manufacturer and service provider of automotive, aerospace, and information technology products, serving most recently as Assistant Treasurer, International.

Laurie Brlas serves as Senior Vice President and Chief Financial Officer. She joined the Company in April 2000. Prior to joining STERIS, Ms. Brlas was employed by OfficeMax, Inc., a retailer of goods and services to business customers and consumers, from September 1995 through April 2000, serving most recently as Senior Vice President and Corporate Controller. Ms. Brlas is a director of Perrigo Company.

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

Dr. Patrick J. McCullagh serves as Vice President, Global Quality Systems Engineering and Regulatory Affairs. He joined the Company in July 2002 and served as Vice President, Engineering Research, until February 2005. Prior to joining STERIS, Dr. McCullagh most recently served as a self-employed technical consultant respecting medical devices, product development, and product submissions from May 2001 to June 2002. Prior to that, he served from May 2000 to May 2001 as Sr. Director, Marketing and Sales International with Orquest, a medical company specialty in orthobiological products.

Mark D. McGinley serves as Senior Vice President, General Counsel, and Secretary. He became Senior Vice President in March 2005. He joined the Company in March 2002 as Vice President, General Counsel, and Secretary. Prior to joining STERIS, Mr. McGinley was employed by Noveon, Inc., an international specialty chemicals manufacturer. Mr. McGinley also served as Associate General Counsel of The Glidden Company, a producer of specialty products and paints, and was employed by the BF Goodrich Company from 1990 to 2000 in various legal capacities, including General Counsel of the BF Goodrich Sealants, Coatings and Adhesives Group.

Robert E. Moss serves as Senior Vice President and Group President, STERIS Isomedix Services. He became Senior Vice President in March 2005. He served as Vice President and General Manager of Isomedix Services from

1999 until April 2003 and as Vice President and Group President of Isomedix Services from April 2003 until March 2005. Mr. Moss joined the Company in 1990 serving as Vice President Operations until 1999. Prior to joining the Company, Mr. Moss held senior leadership positions with Cardinal Health and divisions of American Hospital Supply Corporation, both medical products and services companies.

Gerard J. Reis serves as Senior Vice President and Group President, Life Sciences. He previously served as Senior Vice President and Group President, Defense and Industrial. He joined the Company in July 1994 as Vice President, Administration. He served as Senior Vice President, Administration from October 1999 until April 2003.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Market Information and Dividends.  The Company’s common shares are traded on the New York Stock Exchange under the symbol “STE.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common shares.

	Quarters Ended
	March 31	December 31	September 30	June 30
Fiscal 2005:
High	$25.51	$24.39	$24.04	$27.04
Low	22.19	19.80	19.96	21.43
Fiscal 2004:
High	$26.44	$23.46	$24.49	$28.24
Low	21.98	19.50	21.60	19.40

The Company has not paid any cash dividends on its common shares since its inception. Subsequent to March 31, 2005, on May 17, 2005, the Company announced that its Board of Directors had declared a quarterly cash dividend in the amount of $0.04 per common share, payable on June 28, 2005, to shareholders of record as of the close of the stock transfer books on May 31, 2005. Payment of dividends, if any, in the future is subject to the discretion of the Company’s Board of Directors. At June 3, 2005, there were approximately 1,600 shareholders of record of the Company’s common shares.

Issuer Purchases of Equity Securities.  No repurchases of common shares were made by or on behalf of the Company during the fourth quarter of fiscal 2005. As of March 31, 2005, 2,726,000 shares remained authorized for repurchase under the share repurchase program that was approved by the Company’s Board of Directors and announced on July 28, 2004. This common share repurchase authorization does not have a stated maturity date.

Information related to common share repurchases made subsequent to March 31, 2005 is included in Note 16 to the Company’s consolidated financial statements, “Subsequent Events.”

Item 6. Selected Financial Data

	Years Ended March 31,
	2005(1)	2004(1)(4)	2003(1)(4)	2002(3)	2001(2)(3)
(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$1,119,745	$1,087,012	$972,087	$866,697	$800,087
Gross profit	471,651	457,899	408,821	355,201	311,458
Income from operations	144,993	140,356	125,769	80,613	24,174
Net income	$85,980	$94,243	$79,436	$46,202	$1,317
Net income per common share-basic	$1.24	$1.36	$1.14	$0.67	$0.02
Shares used in computing net income per common share-basic	69,254	69,521	69,434	69,163	67,946
Net income per common share-diluted	$1.23	$1.33	$1.12	$0.65	$0.02
Shares used in computing net income per common share-diluted	70,022	70,742	70,870	70,607	68,981
Consolidated Balance Sheets Data:
Working capital	$198,317	$272,250	$163,381	$146,534	$180,286
Total assets	1,185,722	1,068,170	894,954	841,572	844,980
Long-term indebtedness	104,274	109,090	59,704	115,228	205,825
Total liabilities	430,084	387,471	325,424	354,427	420,596
Total shareholders’ equity	755,638	680,699	569,530	487,145	424,384
(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Net income for fiscal 2001 includes a charge of $41,476, primarily related to manufacturing consolidations, productivity improvements, and associated workforce reductions. Of the $41,476 charge, $21,510 was charged to cost of products sold and $19,966 was charged to Selling, General, and Administrative expenses in the Consolidated Statements of Income.
(3)	Beginning in fiscal 2003, the Company ceased amortizing goodwill in accordance with SFAS No. 142. Goodwill amortization, net of tax, for fiscal 2002 and 2001 was $5,227 and $4,974, respectively.
(4)	Certain balance sheet reclassifications have been made to conform to the fiscal 2005 presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with information contained in Item 1, “Business,” Item 6, “Selected Financial Data,” and information contained in the Company’s consolidated financial statements, included in Item 8, “Financial Statements and Supplementary Data.”

Financial Measures.  In the following sections of MD&A and in Item 1, “Business,” the Company, at times, may refer to financial measures that are not required to be presented in the consolidated financial statements under U.S. generally accepted accounting principles. The Company has used the following financial measures that are not required to be presented under U.S. generally accepted accounting principles in the context of this report: Backlog, debt to capital, and days sales outstanding. The Company defines these financial measures as follows:

•	Backlog - is defined by the Company as the amount of unfilled capital purchase orders at a point in time. The Company uses this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•	Debt-to-capital - is defined by the Company as total long-term debt divided by the sum of long-term debt and shareholders’ equity. The Company uses this figure as a financial liquidity measure to gauge the Company’s ability to borrow, provide strength/protection against creditors, fund growth, develop outside of current business operations, and measure the risk of the Company’s financial structure.

•	Days sales outstanding - is defined by the Company as the average collection period for sales revenues. It is calculated as net accounts receivable divided by the trailing four quarter’s revenues, multiplied by 365. The Company uses this figure to help gauge the quality of accounts receivable and expected time to collect.

In the following sections of MD&A and in Item 1, “Business,” the Company, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under Securities and Exchange Commission rules. Non-GAAP financial measures used by the Company are as follows:

•	Free cash flow - is defined by the Company as cash flows from operating activities as presented in the Consolidated Statements of Cash Flows, which are presented in Item 8, “Financial Statements and Supplementary Data,” less non-business acquisition related capital spending, which is also presented in the Consolidated Statements of Cash Flows. The Company uses this measure to gauge its ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculations of the Company’s free cash flow for the years ended March 31, 2005 and 2004:

	Years Ended March 31,
	2005	2004
(dollars in millions)
Cash flows from operating activities	$151.4	$123.3
Non-business acquisition related capital spending	56.2	67.6

Free cash flow	$95.2	$55.7

•	The Company, at times, may refer to its results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the years presented. For example, when discussing changes in revenues, the Company may, at times, exclude the impact of current or prior year acquisitions.

The Company has presented these financial measures because it believes that meaningful analysis of the Company’s financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered an alternative to measures required by U.S. generally accepted accounting principles. The Company’s calculations of these measures may differ from calculations of similar measures used by other companies and investors should be careful when comparing these financial measures to those of other companies.

Revenues - Defined.  As required by Regulation S-X, the Company has presented separately on its Consolidated Statements of Income for each year presented, revenues generated as either product revenues or service revenues. In discussing revenues, the Company, at times, may refer to revenues in differing detail than that which is required by Regulation S-X. The terminology, definitions, and applications of terms that the Company uses to describe revenues may differ from terms used by other companies. The Company uses the following terms to describe revenues:

•	Revenues - The Company’s revenues are presented net of sales returns and allowances.

•	Product Revenues - Product revenues are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, freeze dryers, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Service Revenues - Service revenues are defined by the Company as revenues generated from parts and labor associated with the maintenance, repair, and installation of the Company’s capital equipment, as well as revenues generated from contract sterilization offered through the Company’s Isomedix Services segment.

•	Capital Revenues - Capital revenues are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, freeze dryers, VHP® technology, water stills, and pure steam generators; and surgical lights and tables.

•	Consumable Revenues - Consumable revenues are defined by the Company as revenues generated from sales of the consumable family of products which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Recurring Revenues - Recurring revenues are defined by the Company as revenues generated from sales of consumable products and service revenues.

General Company Overview and Outlook.  The mission of STERIS Corporation is to provide a healthier today and safer tomorrow through knowledgeable people and innovative infection prevention, decontamination and health science technologies, products, and services. The Company’s dedicated employees around the world work together to supply a broad range of solutions by offering a combination of equipment, consumables, and services to healthcare, pharmaceutical, industrial, and governmental customers.

STERIS participates in industries that currently benefit from strong underlying demand, with the bulk of the Company’s revenues derived from the healthcare and pharmaceutical industries. As such, much of the growth in its markets is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years. In addition, each of STERIS’s core industries also are benefiting from specific trends that drive growth. Within the healthcare market, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where Isomedix competes, an increasing trend toward the outsourcing of sterilization services continues to drive growth.

Beyond STERIS’s core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. Through STERIS’s Life Sciences segment, the Company is actively pursuing new opportunities to adapt its proven technologies to meet the needs of emerging markets such as defense, aerospace, and industrial decontamination.

Fiscal 2005 marked the second consecutive year that revenues exceeded $1.0 billion. Strong demand and expanded processing capacity within the Company’s Isomedix Services segment led to record revenues within the segment, which exceeded $100.0 million. Within the Healthcare segment, increased recurring revenues and strong demand for capital equipment from hospitals, primarily within the United States, led to record revenues of $796.4 million. Fiscal 2005 Life Sciences revenues were negatively impacted as a result of a decrease in new capital construction projects within the pharmaceutical industry.

During fiscal 2005, the Company completed three strategic acquisitions that expanded its breadth of product offerings and global reach. Within the Healthcare segment, the acquisitions of Browne and FHSurgical expanded the Company’s offerings of chemical indicators and surgical tables, respectively, within the European marketplace. Within the Isomedix Services segment, five EO processing facilities acquired from Cosmed expanded the Company’s processing capacity within its North American footprint of strategically located facilities. Fiscal 2005 acquisitions contributed $15.2 million to total fiscal 2005 revenues.

The Company’s financial position and cash flows remain strong. Improved working capital management and reduced capital spending levels resulted in record cash flows from operations of $151.4 million and record free cash flow of $95.2 million. The Company continues to maintain low debt levels with its debt to capital ratio approximating 12.1% at March 31, 2005. The Company’s strong financial position and cash flows currently afford it the financial flexibility to return value to shareholders. The value to shareholders may be in the form of strategic acquisitions that strengthen the Company’s long-term competitive position and potential common share repurchases and cash dividends.

A detailed discussion of the Company’s fiscal 2005 performance is included in the subsection of MD&A titled “Results of Operations.”

Matters Affecting Comparability.  The Company’s operating results for fiscal 2005 include the impact of acquisitions completed during the fiscal year from the date of acquisition. During fiscal 2005, the Company acquired Browne and FHSurgical and certain assets of Cosmed. The addition of Browne to the Company’s operations contributed $9.3 million, or 1.2%, to the Healthcare segment’s revenues for fiscal 2005. The addition of five EO facilities acquired from Cosmed contributed $5.9 million, or 5.6%, to the Isomedix Services segment’s revenues for fiscal 2005. The addition of Browne and Cosmed to the Company’s Healthcare and Isomedix Services segments contributed 1.6% and 4.5%, respectively, to the segments’ gross margin dollars for the year ended March 31, 2005. The acquisition of FHSurgical was completed on March 24, 2005 and, therefore, did not have a material impact on the Company’s fiscal 2005 operating results.

Because the Company conducts operations outside of the United States using various foreign currencies, its operating results are impacted by foreign currency movements relative to the U.S. dollar. During fiscal 2005, the Company’s revenues were favorably impacted by $13.5 million, or 1.2%, and net income was negatively impacted by $3.7 million, or 4.1%, as a result of foreign currency movements relative to the U.S. dollar.

Results of Operations.  The following subsections provide commentary regarding the results of operations of the Company for fiscal 2005 as compared to fiscal 2004 and for fiscal 2004 as compared to fiscal 2003.

Fiscal 2005 as Compared to Fiscal 2004

Revenues.  The following table illustrates the changes in the Company’s revenues for the year ended March 31, 2005 as compared to the year ended March 31, 2004:

	Years Ended March 31,			Percent Change	Percentage of Total Revenues
	2005	2004	Change		2005(1)	2004(1)

(dollars in thousands)
Capital Revenues	$518,114	$534,142	$(16,028)	-3.0%	46.3%	49.1%
Consumable Revenues	234,952	220,379	14,573	6.6%	21.0%	20.3%

Product Revenues	753,066	754,521	(1,455)	-0.2%	67.3%	69.4%
Service Revenues	366,679	332,491	34,188	10.3%	32.7%	30.6%

Total Revenues	$1,119,745	$1,087,012	$32,733	3.0%	100.0%	100.0%

Service Revenues	$366,679	$332,491	$34,188	10.3%	32.7%	30.6%
Consumable Revenues	234,952	220,379	14,573	6.6%	21.0%	20.3%

Recurring Revenues	601,631	552,870	48,761	8.8%	53.7%	50.9%
Capital Revenues	518,114	534,142	(16,028)	-3.0%	46.3%	49.1%

Total Revenues	$1,119,745	$1,087,012	$32,733	3.0%	100.0%	100.0%

United States	$880,858	$842,512	$38,346	4.6%	78.7%	77.5%
International	238,887	244,500	(5,613)	-2.3%	21.3%	22.5%

Total Revenues	$1,119,745	$1,087,012	$32,733	3.0%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Revenues increased $32.7 million, or 3.0%, to $1,119.7 million for the year ended March 31, 2005, as compared to $1,087.0 million for fiscal 2004. For fiscal 2005, recurring revenues increased 8.8% as compared to fiscal 2004. The recurring revenues increase was generated from a 6.6% increase in consumable revenues and a 10.3% increase in service revenues as compared to fiscal 2004. Service revenues, which increased in all segments, were driven by a $16.8 million, or 19.1%, increase in the Isomedix Services segment. Within the Company’s Healthcare and Life Sciences segments, service revenues for fiscal 2005 increased 4.5% and 25.7%, respectively, as compared to fiscal 2004. Capital revenues declined $16.0 million, or 3.0%, during fiscal 2005, as compared to fiscal 2004. Within the Healthcare segment, strong demand for small order replacement equipment and for larger orders associated with new construction projects by hospital customers primarily in the United States resulted in an increase in capital revenues of 6.9% as compared to fiscal 2004. This strong performance was offset by a 22.2% decrease in Life Sciences capital revenues, year-over-year, as a result of reduced capital spending within the pharmaceutical industry in the European and United States marketplaces.

International revenues for fiscal 2005 amounted to $238.9 million, a decrease of $5.6 million, or 2.3%, as compared to fiscal 2004. The decline in year-over-year international revenues was attributable to a 15.9% decrease in capital revenues primarily within the European marketplace. Within Europe, fiscal 2005 capital revenues from the Company’s Healthcare and Life Sciences segments decreased 4.5% and 39.3%, respectively, as compared to fiscal 2004. The decline in international capital revenues was partially offset by a 29.0% increase in recurring revenue streams year over year.

United States revenues for fiscal 2005 amounted to $880.9 million, an increase of $38.3 million, or 4.6%, as compared to fiscal 2004. United States revenues were positively impacted by a 5.7% increase in recurring revenues, which were driven by an increase in the Isomedix Services segment’s revenues of 19.3%. Recurring revenues were also positively impacted by service revenue increases of 4.1% and 102.6% in the Healthcare and Life Sciences segments, respectively, and a slight increase in consumable revenues of 0.5%. Year over year, United States capital revenues increased 3.0% as a result of strong demand from hospital customers during the second half of the fiscal year. The increase in capital revenues was driven by an 8.4% increase in capital revenues within the Company’s Healthcare segment. This increase was partially offset by a 17.1% decline in Life Sciences capital revenues, which resulted from reduced capital spending within the pharmaceutical industry.

Revenues are further discussed on a segment basis in the section of MD&A titled “Business Segment Results of Operations.”

Gross Profit.  The following table illustrates the changes in the Company’s gross profit for the year ended March 31, 2005 as compared to the year ended March 31, 2004:

	Years Ended March 31,			Percent Change
	2005	2004	Change
(dollars in thousands)
Gross Profit:
Product	$315,948	$314,606	$1,342	0.4%
Service	155,703	143,293	12,410	8.7%

Total Gross Profit	$471,651	$457,899	$13,752	3.0%

Gross Profit Percentage:
Product	42.0%	41.7%
Service	42.5%	43.1%

Total Gross Profit Percentage	42.1%	42.1%

Gross profit (margin) is impacted by the volume, pricing, and mix of sales of the Company’s products and services, as well as the costs associated with the products and services that are sold. Year-over-year, the Company’s gross profit percentage remained flat at 42.1%. Strong margin growth, resulting from higher volumes, within the Company’s Isomedix Services segment offset continued margin erosion within the Company’s Life Sciences segment. Margins within the Healthcare segment were favorably impacted by the introduction of the Browne consumable offerings. Overall, fiscal 2005 margins were negatively impacted by increased raw material prices, particularly related to stainless steel, a core material used in the manufacturing of capital equipment, and certain petroleum-based chemicals used in consumables formulations.

Gross margins are further discussed on a segment basis in the section of MD&A titled “Business Segment Results of Operations.”

Operating Expenses.  The following table illustrates the changes in the Company’s operating expenses for the year ended March 31, 2005 as compared to the year ended March 31, 2004:

	Years Ended March 31,			Percent Change
	2005	2004	Change
(dollars in thousands)
Operating Expenses:
Selling, General, and Administrative	$291,111	$289,089	$2,022	0.7%
Research and Development	35,547	28,454	7,093	24.9%

Total Operating Expenses	$326,658	$317,543	$9,115	2.9%

Significant components of total Selling, General, and Administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A decreased 60 basis points to 26.0% for fiscal 2005 as compared to fiscal 2004. As a result of efforts to leverage costs of operations, the Company was able to deliver higher revenue levels without increasing operating expense levels at a commensurate rate.

As a percentage of total revenues, research and development expenses were 3.2% and 2.6% for fiscal 2005 and 2004, respectively. As compared to fiscal 2004, research and development expenses increased $7.1 million, or 24.9%, during fiscal 2005. The increase in research and development expenses is attributable to an increased emphasis on new product development, product improvements, and the development of new technological innovations. During fiscal 2005, the Company’s investments in research and development focused on, but were not limited to, enhancing capabilities of delivery systems in the defense and industrial areas, sterile processing combination technologies, and the area of prions.

Interest Expense, Net.  The following table illustrates the changes in the Company’s interest expense, net for the year ended March 31, 2005 as compared to the year ended March 31, 2004:

	Years Ended March 31,
	2005	2004	Change
(dollars in thousands)

Interest Expense, Net:
Interest Expense	$4,234	$2,474	$1,760
Interest and Miscellaneous Income	(1,182)	(202)	(980)

Interest Expense, Net	$3,052	$2,272	$780

Interest expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. Interest expense increased year-over-year as a result of higher average debt levels and higher interest rates on outstanding debt during fiscal 2005 as compared to fiscal 2004. A detailed discussion of the Company’s outstanding debt is included in Note 6 to the Company’s consolidated financial statements, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense.  The following table illustrates the changes in the Company’s income tax expense for the year ended March 31, 2005 as compared to the year ended March 31, 2004 and provides a comparison of the effective income tax rates for the aforementioned periods:

	Years Ended March 31,			Percent Change
	2005	2004	Change
(dollars in thousands)
Income Tax Expense	$55,961	$43,841	$12,120	27.6%
Effective Income Tax Rate	39.4%	31.7%

The effective income tax rate for fiscal 2005 was 39.4% as compared to 31.7% for fiscal 2004. The effective income tax rate for fiscal 2005 was negatively impacted as a result of a reduction of operating profits generated in international tax jurisdictions and the resulting inability of the Company to utilize a portion of foreign tax credits against foreign profits taxed in the United States, as well as certain non-cash adjustments. The effective income tax rate for fiscal 2004 benefited from the Company’s ability to use foreign tax credits and net operating loss carryforwards.

Business Segment Results of Operations.  The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 11 to the Company’s consolidated financial statements, “Business Segment Information,” and Item 1, “Business,” provide detailed information regarding each business segment. The following table illustrates the changes in business segment revenues for the year ended March 31, 2005 as compared to the year ended March 31, 2004:

	Years Ended March 31,			Percent Change
	2005	2004	Change
(dollars in thousands)
Revenues:
Healthcare	$796,356	$752,881	$43,475	5.8%
Life Sciences	218,597	246,116	(27,519)	-11.2%
STERIS Isomedix Services	104,792	88,015	16,777	19.1%

Total Revenues	$1,119,745	$1,087,012	$32,733	3.0%

Healthcare segment revenues represented 71.1% of total revenues for the year ended March 31, 2005 as compared to 69.3% for the year ended March 31, 2004. Healthcare segment revenues increased $43.5 million, or 5.8%, to $796.4 million for the year ended March 31, 2005, as compared to $752.9 million for the prior fiscal year. The increase in Healthcare revenues was primarily driven by a 6.9% increase in capital revenues, which resulted from strong demand for small order replacement equipment and for larger orders associated with new construction projects by hospital customers primarily in the United States. At March 31, 2005, the Healthcare segment’s backlog amounted to $65.4 million, as compared to $57.0 million at March 31, 2004. The Healthcare segment’s fiscal 2005 revenues were also positively impacted by a 4.8% increase in recurring revenue streams driven by strong service revenues within the United States hospital market and increased consumable revenues resulting from the business integration of Browne.

Life Sciences segment revenues represented 19.5% of total revenues for the year ended March 31, 2005 as compared to 22.6% for the year ended March 31, 2004. Life Sciences segment revenues decreased $27.5 million, or 11.2%, to $218.6 million for the year ended March 31, 2005, as compared to $246.1 million for the prior fiscal year. The decrease in Life Sciences revenues was driven by a 22.2% decrease in capital revenues. Fiscal 2005 Life Sciences revenues were negatively impacted as a result of a fewer number of new capital construction projects within the pharmaceutical industry. At March 31, 2005, the Life Sciences segment’s backlog amounted to $66.0 million, as compared to $72.6 million at March 31, 2004. An increase of 19.7% in recurring revenue streams partially offset the segment’s year-over-year decline in capital revenues.

STERIS Isomedix Services segment revenues represented 9.4% of total revenues for the year ended March 31, 2005, as compared to 8.1% for the year ended March 31, 2004. The segment experienced revenue growth of $16.8 million, or 19.1%, during fiscal 2005, as compared to fiscal 2004. The year-over-year growth in revenues is the result of increased demand and higher utilization of expanded facilities capacity within the segment. A temporary reduction in industry processing capacity and the integration of Cosmed also benefited the segment’s revenues during fiscal 2005.

The following table illustrates the changes in business segment operating results for the year ended March 31, 2005 as compared to the year ended March 31, 2004:

	Years Ended March 31,			Percent Change
	2005	2004	Change
(dollars in thousands)
Operating Income (Loss):
Healthcare	$138,646	$121,748	$16,898	13.9%
Life Sciences	(14,513)	4,977	(19,490)	NM
STERIS Isomedix Services	20,860	13,631	7,229	53.0%

Total Operating Income	$144,993	$140,356	$4,637	3.3%

NM - Not meaningful

To determine segment operating income (loss), the Company reduces the respective segment’s gross profit by direct expenses and indirect cost allocations, which reflect the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are based on each segment’s portion of revenues, headcount, or other variables in relation to the total Company.

Healthcare segment operating income increased $16.9 million, or 13.9%, to $138.6 million for the year ended March 31, 2005 as compared to $121.7 million during the prior fiscal year. Healthcare segment operating margins were 17.4% and 16.2%, respectively, for the years ended March 31, 2005 and March 31, 2004. Healthcare segment gross margins were 47.4% for the year ended March 31, 2005 as compared to 47.6% for the year ended March 31, 2004. Gross margins were negatively impacted by a continued shift in revenue mix toward capital equipment, which typically carries lower margins. Gross margins were also negatively impacted by increased raw material prices, particularly in the second half of fiscal 2005. The addition of Browne products to the Healthcare segment’s consumable offerings partially offset the negative margin impact of increased raw material prices and revenue shift.

Life Sciences segment operating loss was $14.5 million for the year ended March 31, 2005, as compared to operating income of $5.0 million during the prior fiscal year. Life Sciences segment gross margins were 29.8% for the year ended March 31, 2005 as compared to 32.2% for the year ended March 31, 2004. Operating results in the segment were negatively impacted by reduced volumes and the resulting lower fixed cost absorption along with increased raw material prices.

STERIS Isomedix Services segment operating income increased $7.2 million, or 53.0%, to $20.9 million for the year ended March 31, 2005 as compared to $13.6 million during the prior fiscal year. The segment’s operating margins were 19.9% and 15.5%, respectively, for the years ended March 31, 2005 and March 31, 2004, and gross margins were 37.9% and 34.8%, respectively, for fiscal 2005 and 2004. Operating performance in the segment benefited from increased volumes and improvements in processing utilization as a result of capital investments made during the past year. The integration of Cosmed also resulted in a benefit to the segment’s operating performance.

Fiscal 2004 as Compared to Fiscal 2003

Revenues.  The following table illustrates the changes in the Company’s revenues for the year ended March 31, 2004 as compared to the year ended March 31, 2003:

	Years Ended March 31,			Percent Change	Percentage of Total Revenues
	2004	2003	Change		2004(1)	2003(1)
(dollars in thousands)
Capital Revenues	$534,142	$467,627	$66,515	14.2%	49.1%	48.1%
Consumable Revenues	220,379	219,397	982	0.4%	20.3%	22.6%

Product Revenues	754,521	687,024	67,497	9.8%	69.4%	70.7%
Service Revenues	332,491	285,063	47,428	16.6%	30.6%	29.3%

Total Revenues	$1,087,012	$972,087	$114,925	11.8%	100.0%	100.0%

Service Revenues	$332,491	$285,063	$47,428	16.6%	30.6%	29.3%
Consumable Revenues	220,379	219,397	982	0.4%	20.3%	22.6%

Recurring Revenues	552,870	504,460	48,410	9.6%	50.9%	51.9%
Capital Revenues	534,142	467,627	66,515	14.2%	49.1%	48.1%

Total Revenues	$1,087,012	$972,087	$114,925	11.8%	100.0%	100.0%

United States	$842,512	$786,239	$56,273	7.2%	77.5%	80.9%
International	244,500	185,848	58,652	31.6%	22.5%	19.1%

Total Revenues	$1,087,012	$972,087	$114,925	11.8%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Revenues increased 11.8% to $1,087.0 million for the year ended March 31, 2004 as compared to $972.1 million for the prior fiscal year. The year-over-year revenue growth was a result of the Company’s marketing programs, pricing strategies, the introduction of new products and services developed internally and through strategic alliances, the continued penetration of new international markets, and tactical acquisitions. Fiscal 2004 revenues were favorably impacted by approximately 2.3% as a result of foreign currency movements in relation to the U.S. dollar. Of the $114.9 million year-over-year change in revenues, $41.5 million can be attributed to the integration of Hamo and Sterion into the Company’s fiscal 2004 operations. Excluding the impact of the Hamo business acquisition and the Sterion asset purchase, organic revenue growth was 7.6% ($114.9 million year-over-year change in total revenues minus $41.5 million fiscal 2004 revenues associated with Hamo and Sterion, divided by $972.1 million fiscal 2003 total revenues) during fiscal 2004.

For the year ended March 31, 2004, revenues generated from the sale of capital equipment were $534.1 million, or 49.1% of total revenues, as compared to $467.6 million, or 48.1%, of total revenues, for the year ended March 31, 2003, representing an increase of $66.5 million, or 14.2%, year over year.

For the year ended March 31, 2004, revenues generated from recurring revenue streams were $552.9 million, or 50.9% of total revenues, as compared to $504.5 million, or 51.9% of total revenues, for the year ended March 31, 2003, representing an increase of $48.4 million, or 9.6%, year over year.

For the year ended March 31, 2004, international revenues represented 22.5% of total revenues as compared to 19.1% for the year ended March 31, 2003. As compared to the year ended March 31, 2003, international revenues increased 31.6%. Of the $58.7 million year-over-year change in international revenues, $32.7 million can be attributed to the integration of the Hamo product and service offerings. Excluding the impact of the Hamo business acquisition, organic international revenue growth was $26.0 million ($58.7 million year-over-year change in international revenues minus $32.7 million fiscal 2004 international revenues associated with Hamo), or 14.0% ($26.0 million international organic revenue growth divided by $185.8 million fiscal 2003 international revenues).

Further discussion regarding the Company’s fiscal 2004 segment revenues and a detailed analysis of the change in fiscal 2004 segment revenues as compared to fiscal 2003 is included in the section below titled “Business Segment Results of Operations.”

Gross Profit.  The following table illustrates the changes in the Company’s gross profit for the year ended March 31, 2004 as compared to the year ended March 31, 2003:

	Years Ended March 31,			Percent Change
	2004	2003	Change
(dollars in thousands)
Gross Profit:
Product	$314,606	$294,060	$20,546	7.0%
Service	143,293	114,761	28,532	24.9%

Total Gross Profit	$457,899	$408,821	$49,078	12.0%

Gross Profit Percentage:
Product	41.7%	42.8%
Service	43.1%	40.3%

Total Gross Profit Percentage	42.1%	42.1%

The cost of revenues as a percentage of total revenues remained flat at 57.9% in both fiscal 2004 and fiscal 2003, with the corresponding gross profit percentage remaining flat at 42.1%. The Company’s gross profit percentage remained flat in fiscal 2004 as compared to fiscal 2003 due to the shift in product mix during 2004, which included higher sales volumes of lower margin capital equipment relative to the prior fiscal year, offset by higher service margins. In absolute dollars, the cost of revenues increased 11.7% in fiscal 2004 to $629.1 million from $563.3 million during fiscal 2003.

Operating Expenses.    The following table illustrates the changes in the Company’s operating expenses for the year ended March 31, 2004 as compared to the year ended March 31, 2003:

	Years Ended March 31,			Percent Change
	2004	2003	Change
(dollars in thousands)
Operating Expenses:
Selling, General, and Administrative	$289,089	$257,527	$31,562	12.3%
Research and Development	28,454	25,525	2,929	11.5%

Total Operating Expenses	$317,543	$283,052	$34,491	12.2%

Significant components of total SG&A are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A was 26.6% for the year ended March 31, 2004 as compared to 26.5% for the year ended March 31, 2003. For the year ended March 31, 2004, professional service fees increased $6.9 million, or 33.0%, as compared to the year ended March 31, 2003. The increased fees for professional services are primarily a result of the Company’s ongoing efforts to fully implement and integrate an enterprise resource planning (“ERP”) system. Travel and entertainment expenses for fiscal 2004 amounted to $18.8 million, representing an increase of 7.9% over the prior year ended March 31, 2003. Travel and entertainment expenses increased during fiscal 2004 as a result of additional travel resulting from the Company’s business acquisitions and integration thereof, additional travel costs related to marketing and promotion of the Company’s products and services, as well as travel expenses related to sales force activities. General and administrative expenses increased by approximately $11.9 million for the year ended March 31, 2004, as compared to the year ended March 31, 2003. The most significant component of the change in general and administrative expenses was insurance expense, which increased $1.9 million, or 16.0%, from the prior fiscal year. Increased insurance expense for fiscal 2004 was primarily a result of increased coverage and premium expense across all of the Company’s operations, foreign and domestic.

As a percentage of total revenues, research and development expenses were 2.6% for the years ended March 31, 2004 and 2003. As compared to the year ended March 31, 2003, research and development expenses increased by $2.9 million, or 11.5%, during fiscal 2004. The increase in research in development expenses, year-over-year, is attributable to an increased emphasis on new product development, existing product improvement, and research and development facility enhancement projects.

Interest Expense, Net.  The following table illustrates the changes in the Company’s interest expense, net for the year ended March 31, 2004 as compared to the year ended March 31, 2003:

	Years Ended March 31,
	2004	2003	Change
(dollars in thousands)
Interest Expense, Net:
Interest Expense	$2,474	$1,872	$602
Interest and Miscellaneous Income	(202)	(221)	19

Interest Expense, Net	$2,272	$1,651	$621

Interest expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. Interest expense increased year-over-year as a result of higher average debt levels, a majority of which related to additional debt from the $100.0 million Private Placement completed during December 2003. A detailed discussion of the Company’s outstanding debt is included in Note 6 to the Company’s consolidated financial statements, “Debt,” and in the subsection of MD&A titled “Liquidity and Capital Resources.”

Income Tax Expense.  The following table illustrates the changes in the Company’s income tax expense for the year ended March 31, 2004 as compared to the year ended March 31, 2003 and provides a comparison of the effective income tax rates for the aforementioned periods:

	Years Ended March 31,			Percent Change
	2004	2003	Change
(dollars in thousands)
Income Tax Expense	$43,841	$44,682	$(841)	-1.9%
Effective Income Tax Rate	31.7%	36.0%

For fiscal 2004, the Company realized a lower effective income tax rate as compared to fiscal 2003. The effective income tax rates for both years are different from the U.S. federal statutory income tax rate. The effective income tax rate variance from the U.S. federal statutory income tax rate in fiscal 2004 is due primarily to tax planning initiatives which have resulted in the Company’s ability to recognize foreign tax benefits in the U.S. related to earnings of foreign operations. The fiscal 2003 variance is due to state and local income taxes and a favorable change in the method in which research and development credits are calculated.

Business Segment Results of Operations.  The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 11 to the Company’s consolidated financial statements, “Business Segment Information,” and Item 1, “Business,” provide detailed information regarding each business segment. The following table illustrates the changes in business segment revenues for the year ended March 31, 2004 as compared to the year ended March 31, 2003. Fiscal 2003 financial information has been reclassified based upon the fiscal 2004 segment reporting structure.

	Years Ended March 31,			Percent Change
	2004	2003	Change
(dollars in thousands)
Revenues:
Healthcare	$752,881	$697,451	$55,430	7.9%
Life Sciences	246,116	195,302	50,814	26.0%
STERIS Isomedix Services	88,015	79,334	8,681	10.9%

Total Revenues	$1,087,012	$972,087	$114,925	11.8%

Healthcare segment revenues represented 69.3% of total revenues for the year ended March 31, 2004 as compared to 71.7% for the year ended March 31, 2003. The increase in Healthcare segment revenues for fiscal 2004 of 7.9% is primarily a result of revenues realized from acquired businesses and strong service revenues growth. During 2004, the integration of the operations of Hamo resulted in Healthcare segment product revenues of $23.1 million. These revenues represented 41.7% of the $55.4 million year-over-year change in Healthcare segment revenues. Excluding the impact of the Hamo business acquisition, Healthcare segment revenues increased 4.6% ($55.4 million year-over-year change in Healthcare revenues minus $23.1 million fiscal 2004 Healthcare revenues associated with Hamo, divided by $697.5 million fiscal 2003 Healthcare revenues) during fiscal 2004 as compared to fiscal 2003. Demand for smaller order capital goods from hospitals decreased during fiscal 2004. Many hospitals spent their limited capital budgets on larger facility construction projects which led to a slow down in replacement equipment purchases. The slowdown in hospital expenditures for replacement equipment was partially offset by an increased focus on service offerings, as hospital customers attempted to extend the life of existing equipment. During fiscal 2004, the Company improved its service offerings by introducing five new levels of service provisions to better meet customer needs. These new service offerings in fiscal 2004 also served to drive an increase in Healthcare segment service revenues.

Life Sciences segment revenues represented 22.6% of total revenues for the year ended March 31, 2004 as compared to 20.1% for the year ended March 31, 2003. The increase in Life Sciences segment revenues for fiscal 2004 of 26.0% is primarily a result of revenues realized from acquired businesses, strong demand from the pharmaceutical industry, and increased revenues from the Defense and Industrial business, where the Company is collaborating with the United States Department of Defense regarding certain chemical and biological decontamination products. During fiscal 2004, the integration of the operations of Hamo resulted in Life Sciences segment product revenues of $15.2 million. These revenues represent 29.9% of the $50.8 million year-over-year change in Life Sciences segment product revenues. Excluding the impact of the Hamo business acquisition, Life Sciences segment revenues increased 18.2% ($50.8 million year-over-year change in Life Sciences revenues minus $15.2 million fiscal 2004 Life Sciences revenues associated with Hamo, divided by $195.3 million fiscal 2003 Life Sciences revenues) during fiscal 2004 as compared to fiscal 2003.

STERIS Isomedix Services segment revenues represented 8.1% of total revenues for the year ended March 31, 2004 as compared to 8.2% for the year ended March 31, 2003. The increase in STERIS Isomedix Services segment revenues for fiscal 2004 of 10.9% is primarily a result of increased demand from medical device manufacturers for Ethylene Oxide sterilization. During fiscal 2004, the Company began to fill recently expanded Gamma Irradiation capacity in several locations which is expected to satisfy foreseeable demand requirements.

The following table illustrates the changes in business segment operating result for fiscal 2004 as compared to fiscal 2003. Fiscal 2003 financial information has been reclassified based upon the fiscal 2004 segment reporting structure.

	Years Ended March 31,			Percent Change
	2004	2003	Change
(dollars in thousands)
Operating Income:
Healthcare	$121,748	$114,232	$7,516	6.6%
Life Sciences	4,977	795	4,182	526.0%
STERIS Isomedix Services	13,631	10,742	2,889	26.9%

Total Operating Income	$140,356	$125,769	$14,587	11.6%

To calculate segment operating income, the Company reduces the respective segment’s gross profit by direct expenses and indirect cost allocations, which reflect the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are based on each segment’s portion of revenues, headcount, or other variables in relation to the total Company.

The Company’s consolidated operating income increased $14.6 million, or 11.6%, to $140.4 million during fiscal 2004 as compared to $125.8 million during fiscal 2003.

The Healthcare segment’s operating income increased 6.6%, or $7.5 million, compared to fiscal 2003, attributable to a 7.9% increase in revenues generated by certain general product and service pricing initiatives and a favorable mix shift from lower margin capital goods to higher margin consumable products and services, which were complemented with the acquisitions of Hamo and the Sterion product line. The impact of these increases was partially offset by increased direct and indirect operating expenses, as discussed above in the section titled “Operating Expenses.”

The Life Sciences segment’s operating income increased significantly year-over-year to $5.0 million, compared to $0.8 million in the prior fiscal year. The increase in Life Sciences segment’s operating income was attributable to increased revenues of 26.0% during fiscal 2004 resulting from increased customer demand, the favorable impact of foreign currency exchange rates during fiscal 2004, and the incremental impact of the Hamo acquisition. In addition, the continued initiatives focused on improvements of manufacturing processes resulted in additional operational efficiencies, which also contributed to the year–over- year increase in operating income. The impact of these increases was partially offset by increased direct and indirect operating expenses as discussed above in the section titled “Operating Expenses.”

STERIS Isomedix Services segment year-over-year operating income increased 26.9% during fiscal 2004 to $13.6 million compared to $10.7 million during fiscal 2003. STERIS Isomedix Services segment’s operating income increase was attributable to revenue growth of 10.9% during fiscal 2004 versus fiscal 2003 and increased customer demand for higher margin services. The impact of these increases was partially offset by increased direct and indirect operating expenses as discussed in the section above titled “Operating Expenses.”

Liquidity and Capital Resources.  The following table summarizes significant components of the Company’s cash flow for the years ended March 31, 2005 and 2004:

CASH FLOWS

	Years Ended March 31,			Percent Change
	2005	2004	Change
(dollars in thousands)
Operating activities:
Net income	$85,980	$94,243	$(8,263)	-8.8%
Non-cash items	65,642	61,173	4,469	7.3%
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(233)	(32,114)	31,881	-99.3%

Net cash provided by operating activities	$151,389	$123,302	$28,087	22.8%

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(56,167)	$(67,560)	$11,393	-16.9%
Investments in businesses, net of cash acquired	(131,106)	(37,599)	(93,507)	248.7%
Purchase of business related assets	—	(2,900)	2,900	-100.0%

Net cash used in investing activities	$(187,273)	$(108,059)	$(79,214)	73.3%

Financing activities:
Proceeds from Private Placement	$—	$100,000	$(100,000)	-100.0%
Payments on long-term obligations, capital leases,
and credit facility, net	(6,872)	(57,199)	50,327	-88.0%
Repurchases of common shares	(33,868)	(16,609)	(17,259)	103.9%
Stock option and other equity transactions, net	21,587	11,845	9,742	82.2%

Net cash (used in) provided by financing activities	$(19,153)	$38,037	$(57,190)	-150.4%

Debt-to-capital ratio	12.1%	13.8%
Free cash flow	$95,222	$55,742

Net Cash Provided by Operating Activities.   Net cash provided by operating activities was $151.4 million for the year ended March 31, 2005 compared to $123.3 million for the year ended March 31, 2004. Non-cash items include depreciation, depletion and amortization, fluctuations in deferred income taxes, and other items. The Company’s net deferred income tax liability increased during the year ended March 31, 2005 as a result of the set-up of initial net deferred tax liabilities related to the Browne acquisition and an increase in the book versus tax basis difference of property, plant, equipment, and intangibles, primarily as a result of fiscal 2005 acquisitions. Inventory and related items also contributed to the increase in the Company’s net deferred tax liability. Depreciation, depletion and amortization increased year-over-year as a result of increased levels of depreciable assets and intangibles, driven primarily by fiscal 2005 business acquisitions. An analysis of changes to the Company’s working capital for the year ended March 31, 2005 as compared to the prior fiscal year is as follows:

•	Accounts receivable, net- Excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions, accounts receivable, net increased $20.4 million and $33.5 million during fiscal 2005 and 2004, respectively. Accounts receivable balances are influenced by the timing of revenues, customer payments, and progress billings for contracts that are accounted for under the percentage of completion method of accounting for construction-type contracts. Contributing to the higher change in accounts receivable year-over-year was an increase in days sales outstanding from 85 days at March 31, 2004 to 92 days at March 31, 2005 and an increase in revenues of $19.7 million during the fourth quarter of fiscal 2005 as compared to the fourth quarter of fiscal 2004. The increase in days sales outstanding during fiscal 2005 relates primarily to increases within Europe.

•	Inventories, net- Excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions, inventories, net decreased $7.8 million and $12.5 million during fiscal 2005 and 2004, respectively. The Company has established targeted inventory production levels at manufacturing facilities in a process called modified level-loading, whereby a relatively constant stream of inventory production occurs, which may result in varying inventory levels during the year as a result of customer demand fluctuations.

•	Accounts payable- Excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions, accounts payable, net decreased $4.6 million and $15.6 million during fiscal 2005 and 2004, respectively. Based upon varying payment due dates of accounts payable obligations and the Company’s cash management strategies, accounts payable balances may fluctuate from period to period.

•	Accruals and other, net- Excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions, accruals and other, net increased $16.2 million and $0.9 million during fiscal 2005 and 2004, respectively. Contributing to the higher change in accruals and other, net year-over-year was an increase in deferred revenue and self-insured risk retention.

Net Cash Used in Investing Activities.   Fiscal 2005 net cash used in investing activities amounted to $187.3 million as compared to $108.1 million during fiscal 2004. The following discussion summarizes the significant components of the Company’s investing cash flows for the years ended March 31, 2005 and 2004:

•	Purchases of property, plant, equipment, and intangibles, net- During fiscal 2005, capital expenditures amounted to $56.2 million as compared to $67.6 million during fiscal 2004. The decrease in capital spending year-over-year resulted from a reduction of in process facilities expansion projects during fiscal 2005 as compared to the prior year. In addition, certain information technology initiatives were completed during the first half of fiscal 2005, thus reducing the level of capital expenditures during the current year. Additionally, during fiscal 2004, as a result of Isomedix Services facilities expansions, incremental cobalt-60 radioisotope requirements were funded by capital expenditures.

•	Investments in businesses, net of cash acquired- During fiscal 2005, the Company acquired Browne, FHSurgical, and certain assets of Cosmed. Cash amounts paid during fiscal 2005 related to these acquisitions totaled $131.1 million. Net cash flows used in investing activities for fiscal 2004 reflect the acquisition of Hamo for $37.6 million. The Company completed this acquisition during the first quarter of fiscal 2004. Further discussion of recent acquisitions is included in Note 2 to the Company’s consolidated financial statements, “Business Acquisitions.”

•	Purchases of business related assets- During the first quarter of fiscal 2004, the Company acquired certain assets related to the sterilization container business from Sterion Incorporated for $2.9 million. The purchase of these assets is presented as net cash used in investing activities during fiscal 2004. Further discussion of recent acquisitions is included in Note 2 to the Company’s consolidated financial statements, “Business Acquisitions.”

Net Cash (Used in) Provided by Financing Activities.  For the year ended March 31, 2005, net cash used in financing activities amounted to $19.2 million as compared to net cash provided by financing activities of $38.0 million for the prior fiscal year. The following discussion summarizes the significant components of the Company’s financing cash flows for the years ended March 31, 2005 and 2004:

•	Proceeds from Private Placement - In December 2003, the Company issued $100.0 million of notes in a Private Placement to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. Additional information regarding the Company’s debt structure is further discussed in Note 6 to the Company’s consolidated financial statements, “Debt,” and in the subsection of “Liquidity and Capital Resources” titled “Sources of Credit.”

•	Payments on long-term obligations, capital leases, and credit facility, net- For the years ended March 31, 2005 and 2004, net payments on long-term obligations, capital leases, and credit facility amounted to $6.9 million and $57.2 million, respectively. Fiscal 2005 net payments primarily relate to periodic payments made under capital leasing arrangements, industrial revenue bonds, and other miscellaneous obligations. During fiscal 2004, proceeds from the $100.0 million Private Placement were used to pay down outstanding balances of the Company’s then existing $325.0 million unsecured revolving line of credit facility. Additional information regarding the Company’s debt structure is further discussed in Note 6 to the Company’s consolidated financial statements, “Debt,” and in the subsection of “Liquidity and Capital Resources” titled “Sources of Credit.”

•	Repurchases of Common Shares - As discussed in Note 14 to the Company’s consolidated financial statements, “Repurchases of Common Shares,” the Company’s Board of Directors has authorized the periodic repurchase of the Company’s common shares. During fiscal 2005, the Company repurchased 1,539,100 common shares at an average purchase price of $22.01 per common share, as compared to 761,200 of its common shares at an average purchase price of $21.82 per common share during fiscal 2004.

•	Stock option and other equity transactions, net - Cash flows from stock option and other equity transactions, net are primarily derived from the issuance of the Company’s common shares under various employee stock compensation programs. During fiscal 2005 and fiscal 2004, cash proceeds from the issuance of common shares under these programs totaled $15.6 million and $11.8 million, respectively.

Cash Requirements.  The Company currently intends to fund short and long-term capital expenditures, as well as liquidity needs, with existing cash and cash equivalent balances and existing credit facilities as well as cash generated by operations. The Company believes that these sources will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the Company’s capital requirements will depend on many factors, including the Company’s rate of sales growth, market acceptance of the Company’s products and services, costs of securing access to adequate manufacturing capacities, the timing and extent of research and development projects, and changes in operating expenses, all of which are subject to uncertainty. To the extent that the Company’s existing sources of cash are insufficient to fund the Company’s future activities, the Company may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on favorable terms to the Company, or at all.

Sources of Credit.  The following table summarizes the Company’s sources of credit as of March 31, 2005:

	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	Amounts Outstanding	Amounts Available
(dollars in thousands)
Credit Sources:
Private Placement	$100,000	$–	$100,000	$–
Credit Facility(1)	275,000	35,406	1,200	238,394
Other Debt	16,992	–	7,963	9,029

Total Credit Sources	$391,992	$35,406	$109,163	$247,423

(1)	Credit Facility availability is reduced by letters of credit issued under a sub-limit within the Credit Facility.

The Company’s sources of credit were as follows:

•	In December 2003, the Company issued $100.0 million of notes in a Private Placement to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. The proceeds of this offering were used to pay off the outstanding balance of the Company’s then existing $325.0 million credit facility with the remaining balance being invested in short-term marketable securities. The outstanding notes have varying maturity dates through the next eleven years and accrue interest at varying fixed interest rates ranging from 4.20% to 5.38%. The agreement governing the outstanding notes contains financial covenants, including limitations on debt and a minimum consolidated net worth requirement.

•	At March 31, 2005, the Company had $238.4 million of funding available from a $275.0 million revolving credit facility. The revolving credit facility matures on March 29, 2009 and provides a multi-currency borrowing option. At the Company’s option, borrowings under the credit facility bear interest at a rate equal to (1) LIBOR, or (2) the greater of the Prime Rate established by KeyBank National Association, Cleveland, Ohio, or the Federal Funds effective rate plus 0.50%; plus, in each case, applicable margins based upon the Company’s leverage ratio. The credit facility requires the maintenance of certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio.

•	At March 31, 2005, other debt includes industrial development revenue bonds that bear interest at a variable rate based on the bank/marketing agent’s demand note index. Reimbursement agreements related to letters of credit that support the industrial development revenue bonds follow the same financial covenants as the revolving credit facility. At March 31, 2005, outstanding obligations under the industrial development revenue bonds were $2.9 million and had an interest rate of 2.45%. Other debt also includes capital lease obligations of $1.5 million and other miscellaneous obligations totaling $3.6 million.

Additional information regarding the Company’s debt structure and a stratification of payment obligations are further discussed in Note 6 to the Company’s consolidated financial statements, “Debt,” and in the subsection of “Liquidity and Capital Resources” titled “Contractual and Commercial Commitments.”

Capital Expenditures.  A component of the Company’s long-term strategy is its capital expenditure program. This program includes, among other things, investments in new and existing facilities, business expansion projects, and information technology enhancements. During fiscal 2005, the Company’s capital expenditures amounted to $56.2 million. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents. At March 31, 2005, the Company anticipates that future capital expenditures will be in line with historical trends. The Company’s current expectations about future capital expenditures are inherently uncertain as future events can occur which could cause anticipated capital expenditure levels to change.

Contractual and Commercial Commitments.  The Company has no material commitments for capital expenditures as of March 31, 2005. At March 31, 2005, the Company had commitments under non-cancelable operating leases aggregating $49.4 million.

The following tables reflect certain contractual and commercial commitments of the Company as of March 31, 2005. Commercial commitments include standby letters of credit, letters of credit required as security under the Company’s self-insured risk retention policies, and other potential cash outflows resulting from an event that requires performance by the Company.

CONTRACTUAL COMMITMENTS

	Payments due by March 31,					Total
	2006	2007	2008	2009	2010 and thereafter
(in thousands)
Contractual Commitments:
Debt	$3,888	$1,076	$700	$41,900	$60,100	$107,664
Capital lease obligations	1,001	498	–	–	–	1,499
Operating leases	14,230	10,959	7,882	5,127	11,205	49,403
Purchase obligations	15,249	16,248	11,849	–	–	43,346
Other obligations	10,219	2,714	2,736	2,066	1,226	18,961

Total Contractual Commitments	$44,587	$31,495	$23,167	$49,093	$72,531	$220,873

For the purposes of the table above, debt includes only the principal maturities as required by Statement of Financial Accounting Standards No. 47, “Disclosure of Long-Term Obligations.” Information regarding the interest component of the Company’s long-term debt is included in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in Note 6 to the Company’s consolidated financial statements, “Debt.”

In the table above, purchase obligations pertain to minimum purchase commitments with suppliers for the purchase of raw materials.

In the table above, fiscal 2006 other obligations include a holdback amount of $7.3 million related to the Cosmed asset acquisition. Additional information regarding the Cosmed holdback amount is included in Note 2 to the Company’s consolidated financial statements, “Business Acquisitions.”

For the purposes of the table above, the disclosed contractual commitments exclude benefit payments to plan participants of the Company’s defined benefit pension plans and other post-retirement medical benefit plan. The table also excludes Company contributions to funded defined benefit pension plans and the defined contribution plan. Additional information regarding the Company’s defined benefit pension plans, defined contribution plan, and other post-retirement medical benefit plan is included in Note 9 to the Company’s consolidated financial statements, “Benefit Plans.”

COMMERCIAL COMMITMENTS

	Amount of Commitment Expiring March 31,				Totals
	2006	2007	2008	2009 & Beyond
(in thousands)
Commercial Commitments:
Performance and surety bonds	$54,196	$733	$1,719	$5,684	$62,332
Letters of credit as security for self-insured risk retention policies	7,381	3,754	–	–	11,135

Total Commercial Commitments	$61,577	$4,487	$1,719	$5,684	$73,467

Critical Accounting Policies, Estimates, and Assumptions.  In the following subsections, the Company has presented its most critical accounting policies, estimates, and assumptions. These require management’s most subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management periodically reviews these critical accounting policies, estimates, assumptions, and the related disclosures with the Audit and Financial Policy Committee of the Company’s Board of Directors. Accounting policies in addition to the critical accounting policies referenced below are presented in Note 1 to the Company’s consolidated financial statements, “Nature of Operations and Summary of Significant Accounting Policies.”

Estimates and Assumptions.  In preparing the consolidated financial statements, the Company uses certain estimates and assumptions that may affect reported amounts and disclosures. The Company believes that the estimates and assumptions made in preparing the consolidated financial statements are reasonable, but are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events may occur. The Company is subject to risks and uncertainties that may cause actual results to differ from estimated results.

Revenue Recognition.  The Company recognizes revenues for products at the point of passage of title, which is based on shipping terms, and for services when the service is rendered. Depending on the specific terms of individual customer contracts, revenue arrangements may exist in the normal course of business whereby contract terms may be extended and discounts may be offered.

In multiple element arrangements, such as when products, maintenance, or other services are combined, the Company recognizes revenues for each element based on their relative fair values in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The elements do not change the total revenues of a transaction, but may impact the timing of revenue recognition.

The Company recognizes revenues on long-term construction contracts based upon proportional performance in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In these circumstances, the Company recognizes revenues in proportion to costs incurred on the construction of the capital project. Accounting for long-term construction contracts requires judgments relative to estimating and tracking contract costs and determining the stage in the production process.

The Company offers preventative maintenance agreements to its customers that are accounted for in accordance with FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts range in terms from one to five years and require the Company to maintain and repair its products over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as deferred service revenues. These amounts are then amortized over the contract term and recognized as service revenues.

Amounts billed to customers in sales transactions related to shipping and handling are classified as revenues in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Allowance for Doubtful Accounts Receivable.  The Company maintains an allowance for doubtful accounts receivable for estimated losses in the collection of accounts receivable. In estimating the general allowance, the Company analyzes a number of factors, including historical credit experiences (e.g., historical charge-offs), customer payment practices, and general macroeconomic conditions. The Company also regularly analyzes significant customer accounts and when the Company becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related accounts receivable to an amount that the Company reasonably believes is collectible. A considerable amount of judgment is required when the Company assesses the ultimate realization of accounts receivable. If the financial condition of the Company’s customers were to worsen, or macroeconomic conditions were to change, changes to the Company’s allowance for doubtful accounts receivable may be required.

Allowance for Sales Returns.  The Company estimates the allowance for sales returns based upon known returns and estimated returns of both capital equipment and consumables. The estimated returns of capital equipment and consumables are based upon recent historical experience and include estimates for the recoverability of the inventory value of the returned goods.

Inventories and Reserves.  Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. The valuation of LIFO inventories is made at the end of the year based on inventory levels and costs at that time. Inventories utilizing LIFO represented approximately 60.3% and 62.7% of total inventories at March 31, 2005 and 2004, respectively. Inventory costs include material, labor, and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $12.8 million and $12.2 million higher than those reported at March 31, 2005 and 2004, respectively.

The Company reviews the net realizable value of inventory on an ongoing basis, with consideration given to deterioration, obsolescence, and other factors. In addition, discrete provisions are made when facts and circumstances indicate that particular inventories will not be utilized. If future market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of revenues may be required.

Asset Impairment Losses.  The Company reviews the carrying amount of property, plant, equipment, and finite-lived intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying amount to determine whether impairment exists. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying amount and the fair value. Evaluating assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, the Company’s strategic plans with regards to operations, historical and anticipated performance of operations, and other factors. If the Company incorrectly anticipates these factors or unexpected events occur, results of operations could be materially affected.

Purchase Accounting and Goodwill.  Business acquisitions are accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method of accounting, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Valuation specialists with expertise in performing appraisals assist in determining the fair values of assets acquired and liabilities assumed. Such valuations require the Company to make estimates and assumptions, especially with respect to intangible assets. Generally, intangible assets are amortized over their useful lives. Goodwill is not amortized, but is annually assessed for impairment. Therefore, the allocation of acquisition costs to intangible assets and goodwill has a significant impact on future operating results.

The Company evaluates the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists, in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” The evaluation of goodwill under SFAS No. 142 requires a valuation of the underlying business. The valuation can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples, allocation of assets, and other factors. Different assumptions used by the Company could result in significantly different estimates of the fair value of the reporting units, which could result in the impairment of goodwill.

The Company performed its annual goodwill impairment evaluation as of October 31, 2004. This evaluation resulted in no impairment of the recorded goodwill amounts.

Deferred Tax Asset Valuation.  The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. If the Company is unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, the Company could be required to increase its valuation allowance against its deferred tax assets resulting in an increase to its effective income tax rate causing an adverse impact on operating results.

Self-Insurance Liabilities.  The Company records a liability for self-insured risk retention for general and product liabilities, workers’ compensation, and automobile liabilities. The Company maintains a captive insurance company, Global Risk Insurance Company (“GRIC”), to fund such losses. The Company engages a third-party actuary that utilizes GRIC’s historical loss experience and actuarial methods to determine the estimated liability. Such liability includes estimated provisions for both loss reserves and incurred but not reported claims. Annually, the Company reviews the assumptions and the valuations provided by third-party actuaries to determine the adequacy of the self-insurance liability. Losses greater than limits established by GRIC are covered by third-party insurance policies, which are subject to the terms and conditions of those policies. The Company’s accrual for the GRIC self-insured risk retention as of March 31, 2005 and 2004 was $16.3 million and $14.1 million, respectively.

The Company is also self-insured for employee medical claims. The Company estimates a liability for incurred but not reported claims based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company.

The Company’s self-insured liabilities contain uncertainties because management and the third-party actuaries must make assumptions and apply judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. If actual results are not consistent with these assumptions and judgments, the Company could be exposed to additional costs in subsequent periods.

Warranty Reserves.  The Company generally offers a limited one-year parts and labor warranty on its capital equipment. The specific terms and conditions of warranties vary depending on the product sold and the country where the Company conducts business. The Company provides for the estimated cost of product warranties at the time product revenues are recognized. Estimates of warranty expenses are based primarily on historical warranty claim experience, certain identified circumstances, and the terms of specific customer contracts. While the Company engages in extensive quality programs and processes, including actively monitoring and evaluating the quality of suppliers, warranty experience could differ from management’s estimates. If actual product failure rates, material usage, or service costs differ from management’s estimates, revisions to the estimated warranty liability could be required. As of March 31, 2005 and 2004, the Company had accrued $6.2 million and $5.3 million, respectively, for warranty exposures.

Contingencies.  The Company is involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In the opinion of management, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Litigation is inherently unpredictable and actual results could materially differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

To the extent that management of the Company believes that it is probable that a taxing authority will take sustainable position on a matter contrary to the position taken by the Company, the Company provides tax accruals. The Internal Revenue Service (“IRS”) routinely conducts audits of the Company’s federal income tax returns. As of March 31, 2005, the IRS was in the process of auditing federal income tax returns for the fiscal years 1999 through 2001, federal income tax returns for the fiscal years 1997 through 1998 were in appeals, and federal income tax returns for the fiscal year 2002 through present were open for review. If the Company were to prevail in matters for which accruals have been established, or is required to pay amounts in excess of established accruals, the Company’s effective income tax rate in a given financial statement period could be materially impacted.

Benefit Plans.  The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. As of March 31, 2005, the Company sponsored defined benefit pension plans for eligible participants in the U.S., Switzerland, and Germany. In addition, as of March 31, 2005, the Company sponsored an unfunded post-retirement medical benefit plan for two groups of U.S. employees comprised substantially of the same employees who receive pension benefits under the U.S. defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage.

Employee pension and post-retirement medical benefit plans are a significant cost of conducting business and represent obligations that will be settled far in the future and therefore are subject to estimates. The Company’s pension and post-retirement benefit obligations and costs are actuarially determined in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

The calculations of net periodic benefit costs and projected benefit obligations require the use of a number of assumptions. Changes to these assumptions can result in different expense and liability amounts, and future actual experience may differ significantly from current expectations. The Company believes that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2005 projected benefit obligations and the fiscal 2005 net periodic benefit costs is as follows:

	Defined Benefit Pension Plans			Other Post- Retirement Plan
	U.S.	Switzerland	Germany
Funding Status	Funded	Funded	Unfunded	Unfunded
Assumptions used to determine March 31, 2005 projected benefit obligations:
Discount rate	6.00%	3.50%	5.00%	6.00%
Expected long-term rate of return on plan assets	8.00%	5.00%	NA	NA
Assumptions used to determine fiscal 2005 net periodic benefit costs:
Discount rate	6.25%	3.75%	5.25%	6.25%
Expected long-term rate of return on plan assets	8.00%	5.00%	NA	NA

The Company develops its expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios and the long-term asset class return expectations. Generally, net periodic benefit costs and projected benefit obligations both increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for the Company’s funded defined benefit pension plans by 50 basis points would have increased the fiscal 2005 benefit costs by $0.2 million and would have increased the projected benefit obligations by $0.2 million at March 31, 2005.

The Company develops its discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as the Company’s projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for the Company’s defined benefit pension plans and for the other post-retirement plan by 50 basis points would have increased the fiscal 2005 net periodic benefit costs by approximately $0.7 million and would have increased the projected benefit obligations by approximately $7.1 million at March 31, 2005.

The Company has made assumptions regarding healthcare costs in computing its other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug and long-term rates) would have had the following effect at March 31, 2005:

	100 Basis Point
	Increase	Decrease
(dollars in thousands)
Effect on total service and interest cost components	$692	$(619)
Effect on post-retirement benefit obligation	8,999	(8,464)

Recently Issued Accounting Standards Impacting the Company.    Recently issued accounting standards that are relevant to the Company are presented in Note 1 to the Company’s consolidated financial statements, “Nature of Operations and Summary of Significant Accounting Policies.”

Inflation.  The overall effects of inflation on the Company’s business during the periods presented have not been significant. The Company monitors the prices it charges for its products and services on an ongoing basis and believes that it will be able to adjust those prices to take into account future changes in the rate of inflation.

Forward-Looking Statements.  This document may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, results, or value, (d) the potential of international unrest or effects of fluctuations in foreign currencies of countries where the Company does a sizeable amount of business, and (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.

Interest Rate Risk.  The Company is exposed to market risks through various fixed and floating rate debt instruments. As of March 31, 2005 the Company had $100.0 million in fixed rate Private Placement notes outstanding, $1.2 million outstanding under its revolving credit facility, and $8.0 million outstanding under other debt arrangements. Based on March 31, 2005 floating rate debt levels, a 100 basis point change in interest rates would have a minimal impact to interest expense annually. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments.

Foreign Currency Risk.  For most international operations, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since the Company operates internationally and approximately 21.3% of its fiscal 2005 revenues were generated outside the United States, foreign currency exchange rate fluctuations can significantly impact the Company’s financial position, results of operations, and competitive position.

The Company enters into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. The Company does not use derivative financial instruments for speculative purposes. At March 31, 2005, the Company held no foreign currency forward contracts. Subsequent to March 31, 2005, the Company entered into foreign currency forward contracts to sell euro and British pounds sterling with notional amounts of 17.7 million and 2.4 million, respectively. In addition, subsequent to March 31, 2005, the Company entered into foreign currency forward contracts to buy Canadian dollars with a notional amount of 21.4 million.

Commodity Risk.  The Company is dependent on basic raw materials, sub-assemblies, components, and other supplies used in its operations. The Company’s financial results could be affected by the availability and changes in prices of these materials. Certain of these materials are sourced from a limited number of suppliers. These materials are also key source materials for other companies in the Company’s industry. As such, in periods of rising demand for these materials, the Company may experience increased costs and/or limited supply. These conditions can potentially result in the Company’s inability to acquire key production materials on a timely basis, which could impact the Company’s ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. The Company believes that it has adequate primary and secondary sources of supply in each of its key materials and energy sources. Where appropriate, the Company locks into longer-term supply contracts as a basis to support supply reliability.

Item 8. Financial Statements and Supplementary Data

REPORT OF MANAGEMENT

Board of Directors and Shareholders

STERIS Corporation

Management of STERIS Corporation (the “Company”) is responsible for the preparation of the consolidated financial statements and disclosures included in this annual report. Management believes that the consolidated financial statements and disclosures have been prepared in accordance with accounting principles generally accepted in the United States and that any amounts included herein which are based on estimates of the expected effects of events and transactions have been made with sound judgment and approved by qualified personnel. The opinion of Ernst & Young LLP, an independent registered public accounting firm, on the financial statements is included herein.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Management has used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) to evaluate the effectiveness of internal control over financial reporting as of March 31, 2005. Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of Albert Browne Limited and its subsidiaries, FHSurgical, and the assets acquired from Cosmed Group, Inc., all of which were acquired in the year ended March 31, 2005, and which are included in the consolidated financial statements of the Company for the year ended March 31, 2005. The excluded elements constituted, in the aggregate, approximately $159.7 million and $143.6 million of the Company’s total and net assets, respectively, as of March 31, 2005 and approximately $15.2 million and $2.9 million of the Company’s revenues and income before income taxes, respectively, for the year ended March 31, 2005.

Based on this evaluation under the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2005. There were no material weaknesses in internal control over financial reporting identified by management.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated June 9, 2005, which is included herein.

The Audit and Financial Policy Committee is composed of directors who are not officers of the Company. It meets regularly with members of management, internal auditors, and the representatives of the independent registered public accounting firm to discuss the adequacy of the Company’s internal controls over financial reporting, financial statements, and the nature, extent, and results of the audit effort. Management reviews with the Audit and Financial Policy Committee all of the Company’s significant accounting policies and assumptions affecting the results of operations. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit and Financial Policy Committee without the presence of management.

LES C. VINNEY
Les C. Vinney
President and Chief Executive Officer (Principal Executive Officer), Director

LAURIE BRLAS
Laurie Brlas
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

STERIS Corporation

We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries (collectively “the Company”) as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

June 9, 2005

STERIS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$26,179	$80,408
Accounts receivable (net of allowances of $9,882 and $8,623, respectively)	281,401	253,797
Inventories, net	96,197	98,249
Current portion of deferred income taxes, net	6,426	18,246
Prepaid expenses and other current assets	9,929	10,338

Total current assets	420,132	461,038
Property, plant, and equipment, net	413,578	374,102
Goodwill and intangibles, net	350,156	230,993
Other assets	1,856	2,037

Total assets	$1,185,722	$1,068,170

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$4,889	$4,049
Accounts payable	67,550	67,988
Accrued income taxes	13,474	2,277
Accrued payroll and other related liabilities	41,716	41,972
Accrued expenses and other	94,186	72,502

Total current liabilities	221,815	188,788
Long-term indebtedness	104,274	109,090
Deferred income taxes, net	38,862	29,568
Other liabilities	65,133	60,025

Total liabilities	430,084	387,471
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	–	–
Common shares, without par value, 300,000 shares authorized; issued and outstanding shares of 69,627 and 69,946, respectively	211,657	224,999
Retained earnings	537,526	451,546
Accumulated other comprehensive income (loss):
Minimum pension liability	(5,974)	(4,582)
Cumulative foreign currency translation adjustment	12,429	8,736

Total shareholders’ equity	755,638	680,699

Total liabilities and shareholders’ equity	$1,185,722	$1,068,170

See notes to the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

	Years Ended March 31,
	2005	2004	2003
Revenues:
Product	$753,066	$754,521	$687,024
Service	366,679	332,491	285,063

Total revenues	1,119,745	1,087,012	972,087
Cost of revenues:
Product	437,118	439,915	392,964
Service	210,976	189,198	170,302

Total cost of revenues	648,094	629,113	563,266

Gross profit	471,651	457,899	408,821
Operating expenses:
Selling, general, and administrative	291,111	289,089	257,527
Research and development	35,547	28,454	25,525

Total operating expenses	326,658	317,543	283,052

Income from operations	144,993	140,356	125,769
Interest expense, net	3,052	2,272	1,651

Income before income tax expense	141,941	138,084	124,118
Income tax expense	55,961	43,841	44,682

Net Income	$85,980	$94,243	$79,436

Net income per common share–basic	$1.24	$1.36	$1.14

Net income per common share–diluted	$1.23	$1.33	$1.12

See notes to the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended March 31,
	2005	2004	2003
Operating activities:
Net income	$85,980	$94,243	$79,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	51,192	48,683	46,515
Deferred income taxes	14,265	8,010	3,982
Other items	185	4,480	12,932
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	(20,401)	(33,511)	(14,115)
Inventories, net	7,848	12,488	(12,213)
Other current assets	706	3,555	(2,044)
Accounts payable	(4,614)	(15,566)	15,620
Accruals and other, net	16,228	920	3,178

Net cash provided by operating activities	151,389	123,302	133,291
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(56,167)	(67,560)	(58,592)
Investments in businesses, net of cash acquired	(131,106)	(37,599)	(140)
Purchase of business related assets	–	(2,900)	–

Net cash used in investing activities	(187,273)	(108,059)	(58,732)
Financing activities:
Proceeds from Private Placement	–	100,000	–
Payments under credit facility, net	(3,198)	(53,200)	(55,800)
Payments on long-term obligations and capital leases	(3,674)	(3,999)	(2,300)
Repurchases of common shares	(33,868)	(16,609)	(16,070)
Stock option and other equity transactions, net	21,587	13,187	11,344
Deferred financing fees and debt issuance costs	–	(1,342)	–

Net cash (used in) provided by financing activities	(19,153)	38,037	(62,826)
Effect of exchange rate changes on cash and cash equivalents	808	1,187	1,784

(Decrease) increase in cash and cash equivalents	(54,229)	54,467	13,517
Cash and cash equivalents at beginning of year	80,408	25,941	12,424

Cash and cash equivalents at end of year	$26,179	$80,408	$25,941

See notes to the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount
Balance at March 31, 2002	69,466	$223,244	$277,867	$(13,966)	$487,145
Net income	–	–	79,436	–	79,436
Minimum pension liability	–	–	–	(6,243)	(6,243)
Foreign currency translation adjustment	–	–	–	8,081	8,081

Comprehensive income	–	–	–	–	81,274
Repurchases of common shares	(900)	(16,070)			(16,070)
Stock options exercised	1,170	10,993	–	–	10,993
Tax benefit of stock options exercised	–	5,837	–	–	5,837
Other equity transactions	5	351	–	–	351

Balance at March 31, 2003	69,741	224,355	357,303	(12,128)	569,530
Net income	–	–	94,243	–	94,243
Minimum pension liability	–	–	–	2,699	2,699
Foreign currency translation adjustment	–	–	–	13,583	13,583

Comprehensive income	–	–	–	–	110,525
Repurchases of common shares	(761)	(16,609)	–	–	(16,609)
Stock options exercised	961	11,759	–	–	11,759
Tax benefit of stock options exercised	–	4,066	–	–	4,066
Other equity transactions	5	1,428	–	–	1,428

Balance at March 31, 2004	69,946	224,999	451,546	4,154	680,699
Net income	–	–	85,980	–	85,980
Minimum pension liability	–	–	–	(1,392)	(1,392)
Foreign currency translation adjustment	–	–	–	3,693	3,693

Comprehensive income	–	–	–	–	88,281
Repurchases of common shares	(1,539)	(33,868)	–	–	(33,868)
Stock options exercised	1,215	15,611	–	–	15,611
Tax benefit of stock options exercised	–	5,015	–	–	5,015
Other equity transactions	5	(100)	–	–	(100)

Balance at March 31, 2005	69,627	$211,657	$537,526	$6,455	$755,638

See notes to the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Throughout this document, references to “STERIS Corporation,” “STERIS,” or the “Company,” are references to STERIS Corporation and its subsidiaries. The Company’s fiscal year ends on March 31. References to a particular “year” or “year-end” refer to the Company’s fiscal year.

Nature of Operations.  The Company develops, manufactures, and markets a combination of equipment, consumables, and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental customers throughout the world. The Company operates in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated upon consolidation.

Use of Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Cash Equivalents and Supplemental Cash Flow Information.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Supplemental disclosure of cash flow information follows:

	Years Ended March 31,
	2005	2004	2003
Cash paid during the year for:
Interest	$5,094	$1,848	$2,583
Income taxes	29,835	46,762	37,800
Cash received during the year for income tax refunds	3,296	1,445	787

Revenue Recognition.  The Company recognizes revenues for products at the point of passage of title, which is based on shipping terms, and for services when the service is rendered. Depending on the specific terms of individual customer contracts, revenue arrangements may exist in the normal course of business whereby contract terms may be extended and discounts may be offered.

In multiple element arrangements, such as when products, maintenance, or other services are combined, the Company recognizes revenues for each element based on their relative fair values in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The elements do not change the total revenues of a transaction, but may impact the timing of revenue recognition.

The Company recognizes revenues on long-term construction contracts based upon proportional performance in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

Construction-Type and Certain Production-Type Contracts.” In these circumstances, the Company recognizes revenues in proportion to costs incurred on the construction of the capital project. Accounting for long-term construction contracts requires judgments relative to estimating and tracking contract costs and determining the stage in the production process.

The Company offers preventative maintenance agreements to its customers that are accounted for in accordance with FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts range in terms from one to five years and require the Company to maintain and repair its products over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as deferred service revenues. These amounts are then amortized over the contract term and recognized as service revenues.

Accounts Receivable.  Accounts receivable are presented at their face amount, less allowances for sales returns and doubtful accounts, on the accompanying Consolidated Balance Sheets. Accounts receivable consist of amounts billed and currently due from customers and amounts currently due but unbilled (primarily related to contracts accounted for under the percentage-of-completion method of accounting). The Company generally does not require collateral on sales.

The Company maintains an allowance for doubtful accounts receivable for estimated losses in the collection of accounts receivable. In estimating the general allowance, the Company analyzes a number of factors, including historical credit experiences (e.g., historical charge-offs), customer payment practices, and general macroeconomic conditions. The Company also regularly analyzes significant customer accounts and when the Company becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related accounts receivable to an amount that the Company reasonably believes is collectible.

The Company estimates the allowance for sales returns based upon known returns and estimated returns for both capital equipment and consumables. The estimated returns of capital equipment and consumables are based upon recent historical experience and include estimates for the recoverability of the inventory value of the returned goods.

Inventories, Net.  Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. The valuation of LIFO inventories is made at the end of the year based upon inventory levels and costs at that time. Inventories utilizing LIFO represented approximately 60.3% and 62.7% of total inventories at March 31, 2005 and 2004, respectively. Inventory costs include material, labor, and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $12,815 and $12,233 higher than those reported at March 31, 2005 and 2004, respectively.

Depreciable Assets.  Depreciable assets consist of land improvements, buildings and leasehold improvements, machinery and equipment, information systems, and radioisotope (cobalt-60), and are generally referred to throughout this document as property, plant, and equipment. Net property, plant, and equipment is stated at historical cost, less accumulated depreciation and depletion. Additions and improvements are capitalized. Expenditures for maintenance and repair are charged to expense as incurred.

The Company provides for depreciation of the net carrying cost, less anticipated salvage value, over the estimated remaining useful lives of property, plant, and equipment principally by using the straight-line method. Depletion of radioisotope is determined by use of the annual decay factor inherent in the material, which is similar to the sum-of-the-years-digits method.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

The Company generally depreciates (depletes) property, plant, and equipment over the useful lives presented in the following table:

Asset Type	Useful Life (years)
Land improvements	10
Buildings and leasehold improvements	7-40
Machinery and equipment	3-15
Information systems	3-8
Radioisotope	20

Interest.  The Company capitalizes interest costs incurred during the construction of long-lived assets in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost.” For the years ended March 31, 2005 and 2004, $1,156 and $820, respectively, of interest costs were capitalized.

Total interest expense for the years ended March 31, 2005, 2004, and 2003 was $4,234, $2,474, and $1,872, respectively.

Identifiable Intangible Assets.  Identifiable intangible assets are recorded at cost, or when acquired as part of a business acquisition, at estimated fair value. Examples of identifiable intangible assets include product technology rights, trademarks, licenses, and customer relationships. The Company generally amortizes identifiable intangible assets over periods ranging from 3 to 17 years using the straight-line method.

Asset Impairment Losses.  The Company reviews the carrying amount of property, plant, equipment, and finite-lived intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying amount to determine whether impairment exists. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying amount and the fair value.

Business Acquisitions.  Business acquisitions are accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” Under the purchase method of accounting, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. In determining the total cost of an acquisition, certain transaction costs are included. Results of operations for acquired businesses are included in the Consolidated Statements of Income from the date of acquisition.

Goodwill.  Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. Under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets must be reviewed at least annually for impairment. The impairment test for goodwill is a two-step process. The first step is to identify if goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Self-Insurance Liabilities.  The Company records a liability for self-insured risk retention for general and product liabilities, workers’ compensation, and automobile liabilities. The Company engages a third-party actuary that utilizes the Company’s historical loss experience and actuarial methods to assist in determining the estimated liability. Such liability includes estimated provisions for both loss reserves and incurred but not reported claims.

The Company is also self-insured for employee medical claims. The Company estimates a liability for incurred but not reported claims based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company.

Benefit Plans.  Defined benefit pension and other post-retirement benefit costs and obligations are actuarially determined and are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for plan-eligible employees, estimated changes in costs of healthcare benefits, and other factors. The Company evaluates assumptions used on an annual basis. Pension and other post-retirement benefit costs and obligations are determined in accordance with Statement of Financial Accounting Standards No. 87 (“SFAS No. 87”), “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106 (“SFAS No. 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Litigation and Contingencies.  In accordance with Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies,” amounts associated with litigation and contingencies are recorded as charges to earnings when the Company, after taking into consideration the facts and circumstances associated with each matter, including any settlement offers, has determined that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Fair Value of Financial Instruments.  The recorded value of the Company’s financial instruments, which includes cash, cash equivalents, accounts receivable, accounts payable, and long-term debt, approximates fair value. Financial instruments potentially subject the Company to concentration of credit risk. The Company invests its excess cash in high-quality securities placed with major banks and financial institutions and short-term U.S. government securities. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity.

Foreign Currency Translation.  For most international operations, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period currency exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Income, except for certain inter-company balances designated as long-term investments.

Foreign Currency Forward Contracts.  The Company enters into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. The Company does not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

recognized within Selling, General, and Administrative expenses in the Consolidated Statements of Income. At March 31, 2005 and 2004, the Company held no foreign currency forward contracts.

Warranty.  Estimated product warranty expenses are accrued at the time the related sale is recognized. Estimates of warranty expenses are based primarily on historical warranty claim experience, certain identified circumstances, and the terms of specific customer contracts.

Shipping and Handling.  Shipping and handling costs are included in costs of revenues for all periods presented. Shipping and handling costs charged to customers are recorded as revenues in the period the product revenues are recognized in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Advertising Expenses.  The costs of advertising are expensed as incurred in accordance with AICPA Statement of Position No. 93-7, “Reporting for Advertising Costs.” The Company incurred $14,294, $14,647, and $12,667, of advertising costs during the years ended March 31, 2005, 2004, and 2003, respectively.

Research and Development.  Company sponsored research and development costs associated with commercial products are expensed as incurred. Customer sponsored research and development costs are charged directly to the related contracts.

Income Taxes.  Income tax expense includes U.S. federal, state and local, and foreign income taxes, and is based on reported pre-tax income. Deferred income taxes reflect the effects of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. Valuation allowances are recognized to reduce deferred tax assets to an amount that is more likely than not to be realized.

Share-Based Compensation.  The Company accounts for share-based compensation under the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure,” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of the grant.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

The following table illustrates the effect on the Company’s net income, earnings per basic common share, and earnings per diluted common share, had compensation cost for all options been determined based upon the fair market value provisions of SFAS No. 123:

	Years Ended March 31,
	2005	2004	2003
(in thousands, except per share amounts)
Net income:
As reported	$85,980	$94,243	$79,436
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	6,079	5,669	5,388

Pro forma	$79,901	$88,574	$74,048

Earnings per common share:
Basic:
As reported	$1.24	$1.36	$1.14
Pro forma	1.15	1.27	1.06
Diluted:
As reported	1.23	1.33	1.12
Pro forma	1.14	1.25	1.04

For the purposes of computing pro forma net income, the fair value of option grants was estimated at their grant date using the Black-Scholes option pricing model and the following assumptions: Risk free interest rates of 3.54% to 6.90%, dividend yield of 0%, expected common share price volatility of 45%, and an expected option life of 5 years.

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

Recently Issued Accounting Standards Impacting the Company.  In December 2004, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123. This revised standard supersedes APB No. 25 and amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows.” This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments. Under the revised standard, companies will no longer be able to account for such transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair value method and recognize expense in the consolidated statements of income. SFAS No. 123R is effective for annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS No. 123R on April 1, 2006. The Company has not yet determined which fair value model and transitional provision it will follow. The subsection of Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” titled,

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

“Share-Based Compensation,” contains pro forma disclosures regarding the effect on the Company’s net income, earnings per basic common share, and earnings per diluted common share, had the Company applied a fair value method of accounting for share-based compensation in accordance with SFAS No. 123. Depending on the model used to calculate share-based compensation expense in the future and other requirements of SFAS No. 123R, the pro forma disclosures currently used by the Company may not be indicative of the share-based compensation expense that will be recognized in the Company’s future financial statements. Further, the structure and timing of future grants may also have differing impacts on future results.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006 as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on the accounting for the effects of the Act. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Act. The Company adopted the provisions of FSP No. 106-2 on March 31, 2005. The effects of the adoption are presented in Note 9, “Benefit Plans.”

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act contains a number of provisions that might affect the Company’s future effective income tax rate. The most significant provisions would allow the Company to elect to deduct from its taxable income 85% of certain eligible dividends received by the Company from non-U.S. subsidiaries before the end of 2005 if those dividends are reinvested in the U.S. for eligible purposes. In December 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 109-2 (“FSP No. 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 provides accounting and disclosure guidance for the repatriation provision and became effective upon issuance. The Company is currently evaluating the amount, if any, of such eligible dividends that its non-U.S. subsidiaries will remit, as well as the effects the Jobs Creation Act will have on its effective income tax rate and deferred tax assets and liabilities.

2. BUSINESS ACQUISITIONS

The following summarizes recent business acquisitions, which are accounted for under the purchase method of accounting as required by SFAS No. 141. The Company’s consolidated financial statements include the results of operations for acquired businesses from the date of the respective acquisition.

FHSurgical.  On March 24, 2005, the Company completed the acquisition of FHSurgical; a privately-held manufacturer of surgical tables with manufacturing facilities located in Orleans, France, for 8.8 million euros (approximately $11.6 million at the acquisition date) in cash and assumed debt. The acquired business is being integrated into the Company’s Healthcare segment. The acquisition expanded the Company’s European distribution channel and enhanced the Company’s offering of surgical tables.

The purchase price is subject to the final settlement of certain working capital adjustments. Because the business acquisition was completed near the end of the Company’s fiscal year, the Company has not completed the valuation of the net assets acquired. The purchase price of $11,971, which includes direct acquisition costs of $544, has been preliminarily allocated to certain tangible assets based upon their carrying amounts at the acquisition date. The residual balance of $11,085 has been preliminarily allocated to goodwill at March 31, 2005.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

In accordance with the Share Purchase Agreement, the purchase price consisted of assumed debt of $2,788. This amount is included in “Current portion of long-term indebtedness” on the accompanying Consolidated Balance Sheets, and has been excluded from the Company’s Consolidated Statements of Cash Flows, as required by SFAS No. 95. The purchase price is also subject to certain earn-out provisions, as provided in the Share Purchase Agreement. Earn-out amounts have not been accrued at March 31, 2005. Future earn-out amounts, if any, will be accounted for as an adjustment to goodwill.

Cosmed Group, Inc.  On January 7, 2005, the Company completed the acquisition of certain assets of Cosmed Group, Inc. (“Cosmed”); a privately-held contract sterilization service provider with corporate offices located in Jamestown, Rhode Island, for $73,000. The acquired business has been integrated into the Company’s Isomedix Services segment. As a result of the acquisition, five additional Ethylene Oxide processing facilities were added to the Company’s existing network of locations.

The purchase price is subject to the final settlement of certain working capital adjustments. The purchase price of $75,030, which includes direct acquisition costs of $2,030, has been preliminarily allocated to net assets and goodwill and is subject to further adjustment as the Company finalizes costs associated with the acquisition and the valuation of net assets acquired. At March 31, 2005, $39,913 has been preliminarily allocated to goodwill within the Company’s Isomedix Services segment and $10,080 has been preliminarily allocated to identifiable intangible assets, such as trademarks, intellectual property, and non-competition agreements. Based upon the preliminary allocation, these amounts are expected to be amortized over periods ranging from 5 to 17 years, with annual amortization amounts expected to be approximately $1,600 through fiscal 2010 and approximately $300 thereafter through the end of the amortization period.

In accordance with the terms of the Asset Purchase Agreement (the “Agreement”), the purchase price is to be paid in multiple installments with $65,700 being paid in fiscal 2005 and the remaining $7,300 to be paid approximately one year from the closing date. The holdback amount of $7,300 is subject to further adjustments as per the terms of the Agreement. The holdback amount is included in “Accrued expenses and other” on the accompanying Consolidated Balance Sheets, and has been excluded from the Company’s Consolidated Statements of Cash Flows, as required by SFAS No. 95.

Albert Browne Limited.  On September 15, 2004, the Company completed the acquisition of Albert Browne Limited and its subsidiaries (“Browne”); a privately-held manufacturer of chemical indicators, headquartered in Leicester, England, for 28.9 million British pounds sterling (approximately $52.1 million at the acquisition date), net of 3.2 million British pounds sterling (approximately $5.8 million at the acquisition date) of cash acquired. In accordance with the terms of the Share Purchase Agreement, STERIS paid 27.2 million British pounds sterling to the seller on the closing date. In addition, the Company funded 4.8 million British pounds sterling to an interest bearing deposit account which was opened jointly with the seller’s representatives. These amounts will be distributed in accordance with the terms and conditions of a Joint Account Agreement entered into between STERIS and the seller. The acquired business has been integrated into the Company’s Healthcare segment. The acquisition provided the Company with an established European distribution channel and expanded the Company’s offering of consumable products, which are used with its broad line of infection control, sterilization, and decontamination capital equipment.

The purchase price is subject to the final settlement of certain working capital adjustments. The purchase price of $60,004, which includes direct acquisition costs of $1,263, has been preliminarily allocated to net assets and goodwill and is subject to further adjustment as the Company finalizes costs associated with the acquisition and the valuation of net assets. At March 31, 2005, $26,965 has been preliminarily allocated to goodwill within the Company’s Healthcare segment and $30,014 has been preliminarily allocated to identifiable intangible assets, such as

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

trademarks, intellectual property, customer relationships, and non-competition agreements. Based upon the preliminary allocation, these amounts are expected to be amortized over periods ranging from 3 to 17 years, with annual amortization amounts expected to be approximately $3,200 through fiscal 2012, $1,500 for fiscal 2013 through fiscal 2015, and $500 thereafter through the end of the amortization period. Estimated amortization amounts have been calculated based upon March 31, 2005 foreign currency exchange rates.

Hamo Holding AG.  On April 8, 2003, the Company completed the acquisition of Hamo Holding AG (“Hamo”); a privately-owned manufacturer of washing/decontamination systems, with corporate offices located in Pieterlen, Switzerland, for approximately $49.7 million, which consisted of cash paid and debt assumed. The determination of the final purchase price is subject to the final settlement of certain working capital adjustments and satisfaction of certain seller representations and warranties pursuant to the terms of the Share Purchase Agreement. The acquisition provided the Company a stronger European presence and the ability to offer a wider range of sterile processing solutions to customers worldwide.

As a result of the acquisition, goodwill in the amount of $30,726 was created and has been allocated to the Company’s Life Sciences and Healthcare segments and $4,846 was allocated to identifiable intangible assets, such as customer relationships, trademarks, and intellectual property. These amounts are expected to be amortized over periods ranging from 5 to 10 years with annual amortization amounts expected to be approximately $388 through fiscal 2009 and $309 thereafter through the end of the amortization period. Estimated amortization amounts have been calculated based upon March 31, 2005 foreign currency exchange rates.

Sterion Incorporated.  In the first quarter of fiscal 2004, the Company acquired certain assets related to the sterilization container business from Sterion Incorporated (“Sterion”) for $2,900 in cash. This acquisition complemented the Company’s existing sterile processing, storage, and related business. The acquired Sterion assets did not have a material impact to the Company’s consolidated financial position, results of operations, or cash flows. The acquired Sterion assets have been integrated into the Company’s Healthcare segment.

3. GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142. Under this standard, goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing. Other finite-lived intangible assets are amortized over their estimated useful lives. The Company performed its annual goodwill impairment evaluation during the third quarter of fiscal 2005. This evaluation resulted in no impairment of the recorded goodwill amounts.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

Changes to the carrying amount of goodwill for the years ended March 31, 2005 and 2004 were as follows:

	Healthcare Segment	Life Sciences Segment	STERIS Isomedix Services Segment	Total
Balance at March 31, 2003	$116,393	$14,813	$51,924	$183,130
Goodwill acquired	15,363	16,020	–	31,383
Foreign currency translation adjustments and other items	694	746	–	1,440

Balance at March 31, 2004	132,450	31,579	51,924	215,953
Goodwill acquired	38,050	–	39,913	77,963
Foreign currency translation adjustments and other items	4,947	2,133	–	7,080

Balance at March 31, 2005	$175,447	$33,712	$91,837	$300,996

The increase in goodwill during fiscal 2005 resulted primarily from the acquisitions of Browne, FHSurgical, and certain assets of Cosmed. The increase in goodwill during fiscal 2004 resulted primarily from the acquisition of Hamo. Goodwill amounts created as a result of the fiscal 2005 acquisitions are subject to further adjustment as the Company finalizes the allocation of purchase price to the net assets acquired. Further information regarding business acquisitions is presented in Note 2, “Business Acquisitions.”

Information regarding the Company’s intangible assets is as follows:

	March 31, 2005 Gross Carrying Amount	March 31, 2005 Accumulated Amortization	March 31, 2004 Gross Carrying Amount	March 31, 2004 Accumulated Amortization
Finite-lived intangible assets	$69,086	$19,926	$30,502	$15,462
Indefinite-lived intangible assets	1,268	–	1,549	–

The increase in intangible assets during fiscal 2005 resulted primarily from the acquisition of Browne and certain assets of Cosmed. Amounts allocated to intangible assets as a result of fiscal 2005 acquisitions are subject to further adjustment as the Company finalizes the allocation of purchase price to the net assets acquired. Further information regarding acquisitions is presented in Note 2, “Business Acquisitions.” Indefinite-lived intangible assets relate to the Company’s defined benefit pension plans.

Total amortization expense for finite-lived intangible assets was $4,008, $1,629, and $1,271 for the years ended March 31, 2005, 2004, and 2003, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2006	2007	2008	2009	2010
Estimated amortization expense	$6,434	$6,263	$6,022	$5,947	$5,503

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2005 foreign currency exchange rates. In addition, the amounts presented in the preceding table are subject to further adjustment as the Company finalizes the allocation of purchase price for fiscal 2005 acquisitions.

4. INVENTORIES,  NET

Inventories, net consisted of the following:

	March 31,
	2005	2004
Raw materials	$26,769	$27,916
Work in process	23,533	24,420
Finished goods	45,895	45,913

Inventories, net	$96,197	$98,249

5. DEPRECIABLE  ASSETS

Information related to the major categories of the Company’s depreciable assets is as follows:

	March 31,
	2005	2004
Land and land improvements(1)	$23,518	$23,123
Buildings and leasehold improvements	195,727	176,734
Machinery and equipment	242,009	212,415
Information systems	97,665	75,892
Radioisotope	108,519	95,222
Construction in progress(1)	36,973	38,364

Total property, plant, and equipment	704,411	621,750
Less: accumulated depreciation and depletion	(290,833)	(247,648)

Property, plant, and equipment, net	$413,578	$374,102

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

Depreciation and depletion expense was $47,184, $47,054, and $45,244 for the years ended March 31, 2005, 2004 and 2003, respectively. Rental expense for leases was $15,813, $12,595, and $10,996 for the years ended March 31, 2005, 2004 and 2003, respectively. Operating leases relate principally to warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant varying renewal and purchase options to the Company.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

Estimated future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2005 were as follows:

Operating Leases
2006	$14,230
2007	10,959
2008	7,882
2009	5,127
2010	3,869
Thereafter	7,336

Estimated future minimum operating lease payments	$49,403

In the preceding table, the future minimum annual rentals payable under noncancelable operating leases denominated in foreign currencies have been calculated based upon March 31, 2005 foreign currency exchange rates.

6. DEBT

Indebtedness was as follows:

	March 31,
	2005	2004
Private Placement	$100,000	$100,000
Credit facility	1,200	–
Other debt	7,963	13,139

Total	109,163	113,139
Less: current portion	4,889	4,049

Long-term portion	$104,274	$109,090

In December 2003, the Company issued $100,000 of notes in a Private Placement (the “December 2003 Private Placement”) to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. The proceeds of the December 2003 Private Placement were used to pay down the outstanding balance of the Company’s then existing Revolving Credit Facility (“Facility”) with the remaining balance being invested in short-term marketable securities. Of the $100,000 of notes, $40,000 had an original maturity of five years at an annual interest rate of 4.20%, an additional $40,000 had an original maturity of ten years at an annual interest rate of 5.25%, and the remaining $20,000 had an original maturity of twelve years at an annual interest rate of 5.38%. Upon closing the December 2003 Private Placement, the Company’s then existing unsecured $325,000 Facility was reduced to $275,000, as required by the Facility loan agreement. The December 2003 Private Placement contains financial covenants, including limitations on debt and a minimum consolidated net worth requirement.

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

Other debt includes industrial development revenue bonds that bear interest at a variable rate based on the bank/marketing agent’s demand note index. Reimbursement agreements related to letters of credit that support the industrial development revenue bonds follow the same financial covenants as the revolving credit facility. At March 31, 2005 and 2004, outstanding obligations under the industrial development revenue bonds were $2,900 and $3,600, respectively, with an interest rate of 2.45% and 1.25%, respectively. Other debt also includes capital lease obligations of $1,499 and $2,383 at March 31, 2005 and 2004, respectively, and other miscellaneous obligations totaling $3,564 and $7,156 at March 31, 2005 and 2004, respectively. March 31, 2005 other miscellaneous obligations include assumed debt of $2,788 from the FHSurgical acquisition, which is discussed further in Note 2, “Business Acquisitions.”

At March 31, 2005, the Company was in compliance with all financial covenants associated with its credit facilities.

The combined annual aggregate amount of maturities of the Company’s outstanding debt is as follows:

2006	$4,889
2007	1,574
2008	700
2009	41,900
2010 and thereafter	60,100

Total	$109,163

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

7. ADDITIONAL BALANCE SHEET INFORMATION

Additional information related to the Company’s Consolidated Balance Sheets is as follows:

	March 31,
	2005	2004
Accrued payroll and other related liabilities:
Compensation and related items	$12,435	$15,128
Accrued vacation	12,967	11,614
Accrued bonuses	7,697	7,865
Accrued employee commissions	8,617	7,365

Total accrued payroll and other related liabilities	$41,716	$41,972

Accrued expenses and other:
Deferred revenues	$34,376	$16,029
Self-insured risk retention-GRIC	16,315	14,115
Other self-insured risks	1,265	746
Other post-retirement benefit obligation–current portion	5,567	5,042
Defined benefit pension plans’ obligations–current portion	3,384	2,987
Other employee benefit plans’ obligations–current portion	391	29
Accrued dealer commissions	4,589	5,606
Accrued warranty	6,230	5,342
Other	22,069	22,606

Total accrued expenses and other	$94,186	$72,502

Other liabilities:
Other post-retirement benefit obligation–long-term portion	$52,536	$50,657
Defined benefit pension plans’ obligations–long-term portion	12,257	8,256
Other employee benefit plans’ obligations–long-term portion	340	1,112

Total other liabilities	$65,133	$60,025

8. INCOME TAXES

Income from continuing operations before income taxes was as follows:

	Years Ended March 31,
	2005	2004	2003
United States operations	$132,222	$109,279	$106,856
Non-United States operations	9,719	28,805	17,262

	$141,941	$138,084	$124,118

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

The components of the provision for income taxes consisted of the following:

	Years Ended March 31,
	2005	2004	2003
Current provision:
United States federal	$33,610	$25,447	$26,060
United States state and local	3,717	3,770	3,110
Non-United States	4,369	4,781	7,440

Total current provision	41,696	33,998	36,610
Deferred expense	14,265	9,843	8,072

Total provision for income taxes	$55,961	$43,841	$44,682

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory rate as follows:

	Years Ended March 31,
	2005	2004	2003
Tax computed at the United States federal statutory tax rate	$49,679	$48,329	$43,441
(Reduction) increase of income tax accruals	(2,074)	1,856	(1,101)
State and local taxes, net of federal income tax benefit	2,044	2,211	2,680
Foreign income tax credit	933	(5,304)	(1,418)
Difference in non-United States tax rates	4,700	(4,021)	1,896
All other, net	679	770	(816)

Total provision for income taxes	$55,961	$43,841	$44,682

The significant components of the deferred tax assets and liabilities recorded in the accompanying Consolidated Balance Sheets at March 31, 2005 and 2004 were as follows:

	March 31,
	2005	2004
Deferred tax assets:
Post-retirement benefit accrual	$19,884	$18,982
Accrued expenses and other	20,425	22,336
Net operating loss carryforwards	8,563	7,825

Deferred tax assets	48,872	49,143
Less: Valuation allowance	1,999	2,028

Total deferred tax assets	46,873	47,115
Deferred tax liabilities:
Depreciation and depletion	54,014	49,753
Intangibles	16,581	6,015
Inventory and other	8,714	2,669

Total deferred tax liabilities	79,309	58,437

Net deferred tax liabilities	$32,436	$11,322

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

The Company periodically reviews the need for a valuation allowance against deferred tax assets. A valuation allowance has been applied to a portion of the net operating loss carryforwards as the Company anticipates that it may not receive future benefit for all carryforwards. The valuation allowance decreased during fiscal 2005 by $29.

For tax return purposes, at March 31, 2005, the Company had federal net operating loss carryforwards of $2,630 which expire in years 2011 through 2017 and state net operating loss carryforwards of $82,028 which expire in years 2006 through 2024. Additionally, the Company had foreign net operating loss carryforwards of $9,852 which expire in years 2007 through 2017, and $8,188 that have an indefinite carryforward period.

At March 31, 2005, cumulative undistributed earnings of international subsidiaries included in consolidated retained earnings amounted to $84,135. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings, nor is it practicable to determine the amount of this liability.

9. BENEFIT PLANS

The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, the Company sponsors an unfunded post-retirement medical benefit plan for two groups of U.S. employees comprised substantially of the same employees who receive pension benefits under the U.S. defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement medical benefit plan to the amounts recorded on the Company’s Consolidated Balance Sheets at March 31, 2005 and 2004, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for the Company’s defined benefit pension plans and the accumulated other post-retirement benefit obligation for the Company’s other post-retirement medical benefit plan. The measurement date of the Company’s defined benefit pension plans and the other post-retirement medical benefit plan is March 31 for both periods presented.

	Pension Plans				Other Post- retirement Plan
	U.S. Qualified		International
	2005	2004	2005	2004	2005	2004
Change in Benefit Obligations:
Benefit obligations at beginning of year	$42,995	$41,940	$13,931	$3,718	$77,743	$73,765
Benefit obligation associated with acquired business	–	–	–	8,081	–	–
Service cost	822	790	729	705	939	940
Interest cost	2,602	2,594	628	509	4,688	4,630
Impact of Medicare Prescription Drug, Improvement and Modernization Act of 2003	–	–	–	–	(10,500)	–
Actuarial loss (gain)	912	559	(143)	(78)	10,850	3,036
Benefits paid	(2,785)	(2,888)	(1,205)	(496)	(5,127)	(4,628)
Employee contributions	–	–	478	410	–	–
Impact of foreign currency exchange rate changes	–	–	877	1,082	–	–

Benefit obligations at end of year	44,546	42,995	15,295	13,931	78,593	77,743
Change in Plan Assets:
Fair value of plan assets at beginning of year	38,031	34,240	6,920	–	–	–
Fair value of plan assets associated with acquired business	–	–	–	5,589	–	–
Actual return (loss) on plan assets	1,198	6,794	(234)	529	–	–
Employer contributions	–	–	487	475	5,127	4,628
Employee contributions	–	–	478	410	–	–
Benefits and expenses paid	(2,946)	(3,003)	(1,095)	(496)	(5,127)	(4,628)

(table continued on following page)

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

	Pension Plans				Other Post- retirement Plan
	U.S. Qualified		International
	2005	2004	2005	2004	2005	2004
Impact of foreign currency exchange rate changes	–	–	474	413	–	–

Fair value of plan assets at end of year	36,283	38,031	7,030	6,920	–	–

Funded Status of the Plans	(8,263)	(4,964)	(8,265)	(7,011)	(78,593)	(77,743)

Unamortized transition amount	(509)	(620)	–	–	–	–
Unamortized prior service cost	1,298	1,585	–	–	–	–
Unamortized loss	10,334	7,941	667	179	20,490	22,044

Net prepaid (accrued) benefit obligations	$2,860	$3,942	$(7,598)	$(6,832)	$(58,103)	$(55,699)

Amounts Recognized in Consolidated Balance Sheets(1):
Accrued benefit obligation	$(8,043)	$(4,411)	$(7,598)	$(6,832)	$(58,103)	$(55,699)
Intangible pension asset	1,268	1,549	–	–	–	–
Accumulated other comprehensive loss	9,635	6,804	–	–	–	–

Net amount recognized	$2,860	$3,942	$(7,598)	$(6,832)	$(58,103)	$(55,699)

(1)	The current and long-term portions of the accrued benefit obligations are included in “Accrued expenses and other” and “Other liabilities,” respectively, on the accompanying Consolidated Balance Sheets. Intangible pension asset is included in “Other assets” on the accompanying Consolidated Balance Sheets. Accumulated other comprehensive loss, net of deferred income tax benefit of $3,661 and $2,222 at March 31, 2005 and 2004, respectively, is included in shareholders’ equity.

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at March 31, 2005 and 2004:

	U.S. Qualified		International		Total
	2005	2004	2005	2004	2005	2004
Aggregate fair value of plan assets	$35,136	$36,826	$7,030	$6,920	$42,166	$43,746
Aggregate accumulated benefit obligations	43,324	41,393	12,815	12,624	56,139	54,017

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at March 31, 2005 and 2004:

	U.S. Qualified		International		Total
	2005	2004	2005	2004	2005	2004
Aggregate fair value of plan assets	$35,136	$36,826	$7,030	$6,920	$42,166	$43,746
Aggregate projected benefit obligations	43,416	41,910	15,295	13,931	58,711	55,841

Components of Net Periodic Benefit Cost.  Components of the annual net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement medical benefit plan were as follows:

	Pension Plans
	U.S. Qualified			International			Other Post-retirement Plan
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Service cost	$822	$790	$754	$729	$705	$94	$939	$940	$623
Interest cost	2,602	2,594	2,794	628	509	163	4,688	4,630	4,595
Expected return on plan assets	(2,924)	(2,580)	(2,652)	(404)	(298)	–	–	–	–
Effect of settlement	–	–	1,047	–	–	–	–	–	–
Net amortization and deferral	581	1,017	195	–	5	8	1,904	1,688	876

Net periodic benefit cost	$1,081	$1,821	$2,138	$953	$921	$265	$7,531	$7,258	$6,094

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table provides the applicable actuarial assumptions used to determine the benefit obligations recorded on the Company’s Consolidated Balance Sheets at March 31:

	2005	2004
Discount rate:
U.S. qualified pension plans	6.00%	6.25%
Switzerland pension plan	3.50%	3.75%
Germany pension plan	5.00%	5.25%
Other post-retirement plan	6.00%	6.25%

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

	2005	2004
Expected long-term rate of return on plan assets:
U.S. qualified pension plans	8.00%	8.00%
Switzerland pension plan	5.00%	5.00%
Rate of compensation increase:
Switzerland pension plan	3.00%	3.00%
Germany pension plan	3.00%	3.00%

The following table provides the applicable actuarial assumptions used to determine the net periodic benefit cost recorded on the Company’s Consolidated Statements of Income for the years ended March 31:

	2005	2004	2003
Discount rate:
U.S. qualified pension plans	6.25%	6.50%	7.50%
Switzerland pension plan	3.75%	3.75%	NA
Germany pension plan	5.25%	5.50%	6.00%
Other post-retirement plan	6.25%	6.50%	7.50%
Expected long-term rate of return on plan assets:
U.S. qualified pension plans	8.00%	8.00%	8.00%
Switzerland pension plan	5.00%	5.00%	NA
Rate of compensation increase:
Switzerland pension plan	3.00%	3.00%	NA
Germany pension plan	3.00%	3.00%	3.00%

The net periodic benefit cost and the actuarial present value of projected benefit obligations are based upon assumptions that are reviewed on an annual basis. These assumptions may be revised annually based upon an evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing benefits.

The Company develops its expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios and the long-term asset class return expectations.

The Company develops its discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as the Company’s projected obligations.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

The Company has made assumptions regarding healthcare costs in computing its other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five-year period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate noted below.

	2005	2004	2003
Healthcare cost trend rate - medical	10.0%	12.0%	12.0%
Healthcare cost trend rate - prescription drug	15.0%	15.0%	15.0%
Long-term healthcare cost trend rate	5.0%	5.0%	5.0%

To determine the healthcare cost trend rates, the Company evaluates a combination of information, including ongoing claims cost monitoring, annual statistical analyses of claims data, reconciliation of forecasted claims against actual claims, review of trend assumptions of other plan sponsors and national health trends, and adjustments for plan design changes, workforce changes, and changes in plan participant behavior.

A 100 basis point point change in assumed healthcare cost trend rates (including medical, prescription drug and long-term rates) would have the following effect at March 31, 2005:

	100 Basis Point

	Increase	Decrease
Effect on total service and interest cost components	$692	$(619)
Effect on other post-retirement benefit obligation	8,999	(8,464)

Plan Assets.  The United States and Switzerland defined benefit pension plans are funded. The following table presents the targeted asset allocation of plan assets at March 31, 2005 and the actual allocation of plan assets at March 31, 2005 and 2004 for these plans:

	Long-Term Target Allocation Percentage	Percentage of Plan Assets
		2005	2004

U.S. qualified plans:
Equity securities	60%	59.3%	60.2%
Debt securities	40%	40.7%	39.8%
Cash	0%	–	–

Total	100%	100%	100%

Switzerland plan:
Debt securities	45%-85%	61.3%	58.0%
Equity securities	10%-40%	25.8%	30.0%
Cash	8%-12%	12.9%	12.0%

Total	100%	100%	100%

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

The long-term target allocations in the preceding table reflect the Company’s asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term benefit obligations. Investment policies, strategies, and long-term target allocations are developed on a plan specific and country specific basis. The long-term target asset allocations are continually challenged and are supported by an analysis that incorporates historical and expected returns by asset class as well as volatilities across asset classes and the Company’s liability profile. Due to market conditions and other factors, actual asset allocations may vary from the long-term target allocations presented in the preceding table. Plan assets are managed by outside investment managers. If asset allocations move outside of tactical ranges, the portfolios are rebalanced. For the purpose of the above analysis, debt and equity securities include fixed income and equity security mutual funds, respectively. At March 31, 2005 and 2004, none of the plans’ assets included investments in STERIS common shares.

Cash Flows.  It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficiently to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included on the accompanying Consolidated Balance Sheets of the Company. As of March 31, 2005, the Company does not expect to make contributions to the defined benefit pension plans in fiscal 2006.

Based upon the actuarial assumptions utilized to develop the Company’s benefit obligations at March 31, 2005, the following benefit payments are expected to be made to plan participants:

	U.S. Qualified	International	Other Post-Retirement Plan	Total
2006	$2,909	$399	$5,567	$8,875
2007	3,005	446	5,833	9,284
2008	3,174	490	5,858	9,522
2009	3,326	555	5,850	9,731
2010	3,439	630	5,801	9,870
2011-2015	18,375	3,954	25,168	47,497

In the preceding table, projected benefit payments denominated in foreign currencies have been calculated based upon March 31, 2005 foreign currency exchange rates.

Defined Contribution Plan.  The Company maintains a defined contribution plan for eligible employees. The Company provides a match on a specified portion of an employee’s contribution as approved by the Company’s Board of Directors. The defined contribution plan assets are held in trust and invested as directed by the plan participants. At March 31, 2005, the plan held 1,244,835 shares of the Company’s common shares with a fair value of $31,432. The aggregate fair value of plan assets was $218,564 at March 31, 2005. The Company paid no dividends to the plan for the years ended March 31, 2005, 2004, and 2003. Expenses related to the defined contribution plan were $4,609, $5,852, and $4,595, for the years ended March 31, 2005, 2004, and 2003, respectively.

Impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law provides a federal subsidy to companies that sponsor qualified post-retirement healthcare plans that provide prescription drug coverage. FSP No. 106-2 provides guidance on the accounting for the effects of the Act. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Act. The Company adopted the provisions of FSP No. 106-2 on March 31, 2005. The effects of the adoption resulted in a

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

reduction of $10,500 to the Company’s accumulated other post-retirement benefit obligation at March 31, 2005, which will be amortized over approximately twelve years. The adoption of FSP No. 106-2 did not have an impact on the Company’s net periodic benefit cost for the year ended March 31, 2005.

10. COMMITMENTS AND CONTINGENCIES

The Company is involved in various patent, product liability, consumer, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with SFAS No. 5, the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In the opinion of management, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Litigation is inherently unpredictable and actual results could materially differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

To the extent that management of the Company believes it is probable that a taxing authority will take a sustainable position on a matter contrary to the position taken by the Company, the Company provides tax accruals. If the Company was to prevail in matters for which accruals have been established, or is required to pay amounts in excess of established accruals, the Company’s effective income tax rate in a given financial statement period could be materially impacted.

As of March 31, 2005 and 2004, the Company’s commercial commitments totaled $73,467 and $48,636, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under the Company’s self-insured risk retention policies, and other potential cash outflows resulting from an event that requires performance by the Company. Approximately $11,135 and $10,001, respectively, of the totals at March 31, 2005 and 2004 relate to letters of credit required as security under the Company’s self-insured risk retention policies.

11. BUSINESS SEGMENT INFORMATION

Effective April 1, 2003, the Company realigned operations into three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Segment information for years prior to April 1, 2003 has been reclassified to conform to the current segment structure.

The Healthcare segment is a global provider of integrated and validated capital equipment and accessories, cleaning chemistries, and service solutions to companies directly or indirectly involved in the medical marketplace. The segment’s products and services are generally utilized within surgical environments, critical care environments, emergency departments, gastrointestinal environments, sterile processing environments, and in infection control processes.

The Life Sciences segment is a global provider of integrated and validated capital equipment, cleaning chemistries, and service solutions to three broad markets: Pharmaceutical and research, defense and aerospace, and industrial decontamination. Within the pharmaceutical and research market, the segment is focused on delivering capital equipment, consumables, and related services to global pharmaceutical companies and private and public research facilities. Within the defense and aerospace market, the segment is focused on the development of decontamination technologies for government, military, and aerospace customers. Within the industrial decontamination market, the segment is focused on developing decontamination solutions for first response, building decontamination, and food and beverage markets.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

The Isomedix Services segment offers a comprehensive array of contract sterilization services using Gamma Irradiation, Electron Beam Irradiation, and Ethylene Oxide technologies. The segment offers sterilization, microbial reduction, and materials modification services to companies that supply products to the healthcare, industrial, and consumer products industries.

Financial information for each of the Company’s reportable segments is presented in the following table. Operating income (loss) for each segment reflects the full allocation of all distribution, corporate, and research and development expenses to the reporting segments. The accounting policies for reporting segments are the same as those for the consolidated Company. For the year ended March 31, 2005, revenues from a single customer did not aggregate to ten percent or more of total revenues.

	Years Ended March 31,
	2005	2004	2003
Revenues:
Healthcare	$796,356	$752,881	$697,451
Life Sciences	218,597	246,116	195,302
STERIS Isomedix Services	104,792	88,015	79,334

Total revenues	$1,119,745	$1,087,012	$972,087

Operating income (loss):
Healthcare	$138,646	$121,748	$114,232
Life Sciences	(14,513)	4,977	795
STERIS Isomedix Services	20,860	13,631	10,742

Total operating income	$144,993	$140,356	$125,769

Financial information for each of the Company’s U.S. and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangible assets, and other assets.

	Years Ended March 31,
	2005	2004	2003
Revenues:
United States	$880,858	$842,512	$786,239
International	238,887	244,500	185,848

Total revenues	$1,119,745	$1,087,012	$972,087

	March 31,
	2005	2004
Long-lived assets:
United States	$607,548	$525,980
International	158,042	81,152

Total long-lived assets	$765,590	$607,132

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

12. COMMON SHARES

Basic earnings per common share is calculated based upon the weighted average number of common shares outstanding. Diluted earnings per share is calculated based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. The following is a summary of common shares and common share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Years Ended March 31,
	2005	2004	2003
(shares in thousands)
Weighted average common shares outstanding – basic	69,254	69,521	69,434
Dilutive effect of common share equivalents	768	1,221	1,436

Weighted average common shares and equivalents – diluted	70,022	70,742	70,870

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price for the common shares during the period:

	Years Ended March 31,
	2005	2004	2003
(shares in thousands)
Number of common share options	1,396	585	613
Weighted average exercise price	$28.60	$30.65	$30.61

13. SHARE-BASED COMPENSATION

The Company has granted nonqualified stock options to certain employees to purchase the Company’s common shares at the market price on the date of grant. Stock options granted generally become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and generally expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule, whereby, options vest on a prorated basis as defined by specific option agreements in the event of employment termination. The Company accounts for stock-based compensation under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure,” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant. Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” discusses the compensation cost for the stock options granted in fiscal 2005, 2004, and 2003, had it been determined based on the value at the grant date consistent with the fair value method.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

The following is a summary of option share information:

	Shares	Weighted Average Price	Fair Value
March 31, 2002	6,229,397	$14.22
Granted	1,248,194	19.75	$8.76
Exercised	(1,169,655)	9.40
Canceled	(248,678)	20.51

March 31, 2003	6,059,258	16.03
Granted	1,216,800	22.60	9.93
Exercised	(961,468)	12.23
Canceled	(179,680)	20.33

March 31, 2004	6,134,910	17.80
Granted	1,025,464	26.68	12.10
Exercised	(1,214,500)	12.87
Canceled	(206,861)	25.26

March 31, 2005	5,739,013	20.16

Shares available for future grants were 3,968,822 as of March 31, 2005. At March 31, 2005, the range and weighted average per share exercise prices of options outstanding and exercisable, and the weighted average remaining contract life, were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Option Shares	Weighted Average Exercise Price
$9.00 - $14.50	1,569,064	$11.30	5.21	1,371,906	$10.99
$14.51 - $19.60	1,181,980	19.26	6.45	690,073	19.09
$19.61 - $30.66	2,987,969	25.18	7.19	1,329,889	25.22

	5,739,013	20.16	6.50	3,391,868	18.22

At March 31, 2004, options with a weighted average exercise price of $17.06 were exercisable on 3,537,755 shares and at March 31, 2003, options with a weighted average exercise price of $16.69 were exercisable on 3,388,517 shares.

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

14. REPURCHASES OF COMMON SHARES

On July 28, 2004, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million STERIS common shares. This common share repurchase authorization replaced the common share repurchase authorization of July 24, 2002. During fiscal 2005, the Company repurchased 1,539,100 of its common shares for $33,868, representing an average price of $22.01 per common share. At March 31, 2005, 2,726,000 common shares remained authorized for repurchase and 376,332 common shares were held in treasury.

Refer to Note 16, “Subsequent Events,” for information regarding common shares repurchased by the Company subsequent to March 31, 2005.

15. FINANCIAL  AND OTHER GUARANTEES

The Company generally offers a limited one-year parts and labor warranty on its capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the country where the Company conducts business. The Company provides for the estimated cost of product warranties at the time product revenues are recognized. Amounts due to customers for the Company’s future performance under these warranties are recorded as a current liability on the accompanying Consolidated Balance Sheets within “Accrued expenses and other”. Factors that affect the Company’s warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the recorded amounts as necessary.

Changes in the Company’s warranty liability during the periods presented are as follows:

	Years Ended March 31,
	2005	2004	2003
Balance, beginning of year	$5,342	$4,861	$3,256
Warranty obligation associated with acquired business	–	1,253	–
Warranties issued during the period	10,750	9,056	8,590
Settlements made during the period	(9,862)	(9,828)	(6,985)

Balance, end of year	$6,230	$5,342	$4,861

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts range in terms from 1 to 5 years and require the Company to maintain and repair the Company’s products over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for deferred service revenue was $13,081, $12,342, and $11,149 as of March 31, 2005, 2004, and 2003, respectively. Such deferred service revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service revenues has been excluded from the table presented above.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

16. SUBSEQUENT EVENTS

Subsequent to March 31, 2005, the Company entered into foreign currency forward contracts to sell euro and British pounds sterling with notional amounts of 17.7 million and 2.4 million, respectively. In addition, subsequent to March 31, 2005, the Company entered into foreign currency forward contracts to buy Canadian dollars with a notional amount of 21.4 million.

On May 17, 2005, the Company announced that its Board of Directors had declared a quarterly cash dividend in the amount of $0.04 per common share, payable on June 28, 2005, to shareholders of record as of the closing of the stock transfer books on May 31, 2005.

As of June 10, 2005, the Company had repurchased 1,580,500 of its common shares during the first quarter of fiscal 2006, at an average price of $24.24 per common share, leaving 1,145,500 common shares authorized for repurchase under the existing Board authorization.

17. QUARTERLY RESULTS (UNAUDITED)

	Quarters Ended
	March 31	December 31	September 30	June 30
(dollars in thousands)
Fiscal 2005
Revenues:
Product	$214,918	$193,111	$176,612	$168,425
Service	100,795	91,278	88,234	86,372

Total Revenues	315,713	284,389	264,846	254,797
Cost of revenues:
Product	127,113	112,223	102,588	95,194
Service	57,891	52,604	50,770	49,711

Total cost of revenues	185,004	164,827	153,358	144,905

Gross profit	130,709	119,562	111,488	109,892
Percentage of revenues	41.4%	42.0%	42.1%	43.1%
Net income	$25,013	$24,457	$18,893	$17,617

Net income per share — basic	$0.36	$0.35	$0.27	$0.25

Net income per share — diluted	$0.36	$0.35	$0.27	$0.25

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(dollars in thousands, except per share amounts)

	Quarters Ended
	March 31	December 31	September 30	June 30
(dollars in thousands)
Fiscal 2004
Revenues:
Product	$205,041	$191,362	$177,476	$180,642
Service	91,016	82,924	79,913	78,638

Total revenues	296,057	274,286	257,389	259,280
Cost of revenues:
Product	119,908	112,120	101,924	105,963
Service	50,532	47,069	44,851	46,746

Total cost of revenues	170,440	159,189	146,775	152,709

Gross profit	125,617	115,097	110,614	106,571
Percentage of revenues	42.4%	42.0%	43.0%	41.1%
Net income	$30,309	$27,093	$20,369	$16,472

Net income per share — basic	$0.43	$0.39	$0.29	$0.24

Net income per share — diluted	$0.43	$0.38	$0.29	$0.23

(1)	Per share amounts for the quarters and the full year have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each quarter due to the effect of potentially dilutive common share equivalents only in the periods in which such effect would be dilutive and the effect of quarterly common share repurchases.

STERIS CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C	COL. D	COL. E	COL. F
		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts (2)	Deductions (3)	Balance at End of Period
Year ended March 31, 2005
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$8,623	$4,212	$(9)	$(2,962)	$9,882

Year ended March 31, 2004
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$8,637	$(224)	$26	$(236)	$8,623

Year ended March 31, 2003
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$8,031	$3,478	$–	$2,872	$8,637

(1)	Net allowance for doubtful accounts and allowance for sales and returns.
(2)	Change in foreign currency exchange, international subsidiaries.
(3)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Management of the Company, including the Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005, and based on this evaluation, has determined that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting: Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2005 based on the framework in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include an assessment of certain elements of the internal control over financial reporting of Albert Browne Limited and its subsidiaries, FHSurgical, and the assets acquired from Cosmed Group, Inc., all of which were acquired in the year ended March 31, 2005, and which are included in the consolidated financial statements of the Company for the year ended March 31, 2005. The excluded elements constituted, in the aggregate, approximately $159.7 million and $143.6 million of the Company’s total and net assets, respectively, as of March 31, 2005 and approximately $15.2 million and $2.9 million of the Company’s revenues and income before income taxes, respectively, for the year ended March 31, 2005. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated June 9, 2005, which is included herein.

Changes in Internal Controls: During the fourth quarter of fiscal 2005, there were no changes in the Company’s internal control over financial reporting, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

STERIS Corporation

We have audited management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting,” that STERIS Corporation and subsidiaries (collectively “the Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Albert Browne Limited and its subsidiaries, FHSurgical, and the assets acquired from Cosmed Group, Inc., which are included in the consolidated financial statements of the Company and constitute approximately $159.7 million and $143.6 million of total and net assets, respectively, as of March 31, 2005 and approximately $15.2 million and $2.9 million of revenues and income before income taxes, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, management’s assessment that STERIS Corporation and subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005 and our report dated June 9, 2005 expressed an unqualified opinion thereon.

Cleveland, Ohio	/s/ ERNST & YOUNG LLP
June 9, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company incorporates herein by reference the information appearing under the captions “Nominees for Terms Expiring at the Annual Meeting in 2006” and “Continuing Directors Whose Terms Expire at the Annual Meeting in 2006”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees” of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

Executive officers of the Company serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning executive officers of the Company is contained in Part I, Item 4 of this annual report. The Company has adopted a code of ethics, its Code of Business Conduct for Employees, that applies to its principal executive officer, principal financial officer, and controller, as well as all other employees of the Company. The Company also has adopted a code of ethics, its Director Code of Ethics, that applies to the members of the Company’s Board of Directors, including the Company’s principal executive officer. The Company’s Code of Business Conduct for Employees and the Director Code of Ethics can be found on the Company’s Investor Relations website at www.steris-ir.com.

Item 11. Executive Compensation

The Company incorporates herein by reference the information appearing beginning under the caption “Board Compensation” and continuing through the end of the section titled “Stock Performance Graph” of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The Company incorporates herein by reference the information appearing under the captions “Ownership of Voting Securities” and “Summary of Equity Compensation Plans” of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The Company incorporates herein by reference the information appearing under Item 11 hereof.

Item 14. Principal Accountant Fees and Services

The information relating to principal accounting fees and services is set forth under the caption “Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets—March 31, 2005 and 2004.

Consolidated Statements of Income—Years ended March 31, 2005, 2004, and 2003.

Consolidated Statements of Cash Flows—Years ended March 31, 2005, 2004, and 2003.

Consolidated Statements of Shareholders’ Equity—Years ended March 31, 2005, 2004, and 2003.

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

(a) (3) Exhibits

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Amended and Restated Non-Qualified Stock Option Plan.*

10.2	STERIS Corporation 1994 Equity Compensation Plan.*

Exhibit Number	Exhibit Description

10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4	STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5	STERIS Corporation Form of Notice of Restricted Grant for Directors (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.6	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

10.8	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for fiscal year ended March 31, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.9	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

10.10	STERIS Corporation Management Incentive Compensation Plan.*

10.11	Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.12	Change of Control Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.18 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).*

10.13	Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Mr. Vinney (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14	Employment Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.21 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).*

10.15	Amended and Restated Credit Agreement, dated March 29, 2004, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent, Joint Lead Arranger and Book Runner (filed as Exhibit 10.13 to Form 10-K filed for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.16	Amendment No. 1 dated March 22, 2005 to Amended and Restated Credit Agreement dated March 29, 2004 among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent, Joint Lead Arranger and Book Runner (filed as Exhibit 10.1 to Form 8-K dated March 22, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.17	Note Purchase Agreement, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

Exhibit Number	Exhibit Description

10.18	Subsidiary Guaranty, dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.19	Guaranty Supplement dated March 29, 2004 by SterilTek Holdings, Inc. and STERIS Corporation (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.20	Guaranty Supplement dated January 7, 2005 by STERIS Isomedix Services, Inc. and STERIS Corporation.

10.21	Asset Purchase Agreement dated as of November 15, 2004 between Cosmed Group, Inc. and STERIS Corporation (filed as Exhibit 10.1 to Form 10-Q for the third quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS Corporation

23.1	Consent of Registered Public Accounting Firm

24.1	Power of Attorney.

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

STERIS or its subsidiaries are parties to several indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the Securities and Exchange Commission upon request.

(b) Exhibits

The response to this portion of Item 15 is included under (a) (3) of this Item 15.

(c) Financial Statement Schedules

Not applicable.