Form 10-Q
period 2005-06-30
STERIS CORP
filed 2005-08-09
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

Commission file number 1-14643

STERIS Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1482024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5960 Heisley Road, Mentor, Ohio	44060-1834
(Address of principal executive offices)	(Zip code)

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

The number of Common Shares outstanding as of July 31, 2005: 68,126,781

STERIS Corporation

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	March 31, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$37,453	$26,179
Accounts receivable (net of allowances of $8,671 and $9,882, respectively)	225,605	281,401
Inventories, net	110,074	96,197
Current portion of deferred income taxes, net	6,800	6,426
Prepaid expenses and other current assets	12,956	9,929

Total current assets	392,888	420,132

Property, plant, and equipment, net	406,431	413,578
Goodwill and intangibles, net	341,006	350,156
Other assets	1,868	1,856

Total assets	$1,142,193	$1,185,722

Liabilities and shareholders’ equity

Current liabilities:
Current portion of long-term indebtedness	$3,166	$4,889
Accounts payable	56,306	67,550
Accrued income taxes	17,907	13,474
Accrued payroll and other related liabilities	32,515	41,716
Accrued expenses and other	79,611	94,186

Total current liabilities	189,505	221,815

Long-term indebtedness	125,717	104,274
Deferred income taxes, net	38,690	38,862
Other liabilities	65,411	65,133

Total liabilities	419,323	430,084

Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; issued and outstanding shares of 68,096 and 69,627, respectively	174,177	211,657
Retained earnings	552,091	537,526
Accumulated other comprehensive income (loss):
Minimum pension liability	(5,974)	(5,974)
Cumulative foreign currency translation adjustments	2,576	12,429

Total shareholders’ equity	722,870	755,638

Total liabilities and shareholders’ equity	$1,142,193	$1,185,722

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Revenues:
Product	$176,920	$168,425
Service	99,778	86,372

Total revenues	276,698	254,797

Cost of revenues:
Product	101,638	95,194
Service	57,289	49,711

Total cost of revenues	158,927	144,905

Gross profit	117,771	109,892

Operating expenses:
Selling, general, and administrative	81,793	72,566
Research and development	8,729	9,311

Total operating expenses	90,522	81,877

Income from operations	27,249	28,015
Non-operating (income) expense, net	(706)	701

Income before income tax expense	27,955	27,314

Income tax expense	10,623	9,697

Net income	$17,332	$17,617

Net income per common share:
Basic	$0.25	$0.25

Diluted	$0.25	$0.25

Cash dividends declared per common share outstanding	$0.04	$—

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Operating activities:
Net income	$17,332	$17,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	13,893	11,702
Deferred income taxes	(215)	4,379
Other items	(549)	1,817
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	55,544	17,970
Inventories, net	(12,407)	(3,623)
Other current assets	(2,557)	(3,889)
Accounts payable	(14,179)	(7,184)
Accruals and other, net	(15,769)	3,453

Net cash provided by operating activities	41,093	42,242

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(8,144)	(10,545)

Net cash used in investing activities	(8,144)	(10,545)

Financing activities:
Proceeds (payments) under credit facilities, net	21,600	(5,247)
Payments on long-term obligations and capital leases, net	(1,675)	(1,118)
Repurchases of common shares	(39,394)	(28,149)
Cash dividends paid to common shareholders	(2,767)	—
Deferred financing fees	(217)	—
Stock option and other equity transactions, net	1,603	2,646

Net cash used in financing activities	(20,850)	(31,868)

Effect of exchange rate changes on cash and cash equivalents	(825)	(311)

Increase (decrease) in cash and cash equivalents	11,274	(482)
Cash and cash equivalents at beginning of period	26,179	80,408

Cash and cash equivalents at end of period	$37,453	$79,926

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies

Throughout this document, references to “STERIS Corporation,” “STERIS,” or the “Company,” are references to STERIS Corporation and its subsidiaries, except where a different meaning is clearly required by the context. The Company’s fiscal year ends on March 31. References to a particular “year” or “year-end” refer to the Company’s fiscal year.

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005. The Consolidated Balance Sheet at March 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and, therefore, operating results for the three-month period ended June 30, 2005 are not necessarily indicative of results that may be expected for the full fiscal year ending March 31, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. Further information regarding reclassifications of segment revenues and segment operating results is included in Note 11, “Business Segment Information.”

Significant Accounting Policies

A detailed description of the Company’s significant and critical accounting policies, estimates, and assumptions is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005. The Company’s significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2005.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

Share-Based Compensation

The Company has granted nonqualified stock options to certain employees to purchase the Company’s common shares at the market price on the date of grant. Stock options granted generally become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and generally expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule whereby options vest on a prorated basis as defined by specific option agreements in the event of employment termination. The Company accounts for share-based compensation under the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123. This revised standard supersedes APB No. 25 and amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows.” This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments. Under the revised standard, companies will no longer be able to account for such transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair value method and recognize expense in the consolidated statements of income. In addition, the revised standard requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance. This requirement will reduce net operating cash flows and will increase net financing cash flows in periods after adoption. The Company cannot estimate what these amounts will be in the future because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for these excess tax deductions has historically not been material. SFAS No. 123R is effective for annual reporting periods beginning after June 15, 2005. The Company will adopt SFAS No. 123R on April 1, 2006. The Company has not yet determined which fair value model and transitional provision it will follow.

The following table contains pro forma disclosures regarding the effect on the Company’s net income, earnings per basic common share, and earnings per diluted common share had the Company applied a fair value method of accounting for share-based compensation in accordance with SFAS No. 123. Depending on the model used to calculate share-based compensation expense in the future and other requirements of SFAS No. 123R, the pro forma disclosures currently used by the Company may not be indicative of the share-based compensation expense that will be recognized in the Company’s future financial statements. Further, the structure and timing of future grants may also have differing impacts on future results.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended June 30,
	2005	2004
Net income:
As reported	$17,332	$17,617
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	1,476	1,457

Pro forma	$15,856	$16,160

Earnings per common share:
Basic:
As reported	$0.25	$0.25
Pro forma	0.23	0.23
Diluted:
As reported	0.25	0.25
Pro forma	0.23	0.23

For the purpose of computing pro forma net income, the fair value of option grants was estimated at their grant date using the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in the Company’s option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.

2. Common Shares

Basic earnings per common share is calculated based upon the weighted average number of common shares outstanding. Diluted earnings per common share is calculated based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. The following is a summary of common shares and common share equivalents outstanding used in the calculations of basic and diluted earnings per common share:

	Three Months Ended June 30,
	2005	2004
	(shares in thousands)
Weighted average common shares outstanding - basic	69,127	69,475
Dilutive effect of common share equivalents	759	967

Weighted average common shares outstanding and common share equivalents - diluted	69,886	70,442

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per common share because the exercise prices were greater than the average market price for the common shares during the period:

	Three Months Ended June 30,
	2005	2004
	(shares in thousands)
Number of common share options	1,396	1,488
Weighted average exercise price	$28.56	$28.67

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

3. Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under U.S. generally accepted accounting principles and other comprehensive income. Other comprehensive income considers the effects of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. The following table illustrates the components of the Company’s comprehensive income:

	Three Months Ended June 30,
	2005	2004
Net income	$17,332	$17,617
Foreign currency translation adjustments	(9,853)	(1,460)

Total comprehensive income	$7,479	$16,157

4. Depreciable Assets

Information related to the major categories of the Company’s depreciable assets is as follows:

	June 30, 2005	March 31, 2005
Land and land improvements (1)	$23,893	$23,518
Buildings and leasehold improvements	193,093	195,727
Machinery and equipment	250,680	242,009
Information systems	97,819	97,665
Radioisotope	111,629	108,519
Construction in progress (1)	37,071	36,973

Total property, plant, and equipment	714,185	704,411
Less: accumulated depreciation and depletion	(307,754)	(290,833)

Property, plant, and equipment, net	$406,431	$413,578

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

5. Inventories, Net

Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final fiscal year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	June 30, 2005	March 31, 2005
Raw materials	$30,528	$26,769
Work in process	27,256	23,533
Finished goods	52,290	45,895

Inventories, net	$110,074	$96,197

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

6. Debt

Indebtedness was as follows:

	June 30, 2005	March 31, 2005
Private Placement	$100,000	$100,000
Credit facility	22,800	1,200
Other debt	6,083	7,963

Total	128,883	109,163
Less: current portion	3,166	4,889

Long-term portion	$125,717	$104,274

As of June 16, 2005, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement (the “Credit Agreement”) dated March 29, 2004 with KeyBank National Association, as administrative agent for the lending institutions party thereto, and with such lending institutions. Among other things, Amendment No. 2 modified the Company’s existing Credit Agreement to amend the facility fee rates and applicable margins, extend the length of the facility to June 15, 2010, increase the swing line commitment component of the Credit Facility to $35.0 million, and relax certain covenants.

Additional information regarding the Company’s indebtedness is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005.

7. Additional Consolidated Balance Sheets Information

Additional information related to the Company’s Consolidated Balance Sheets is as follows:

	June 30, 2005	March 31, 2005
Accrued payroll and other related liabilities:
Compensation and related items	$12,351	$12,435
Accrued vacation	12,741	12,967
Accrued bonuses	2,428	7,697
Accrued employee commissions	4,995	8,617

Total accrued payroll and other related liabilities	$32,515	$41,716

Accrued expenses and other:
Deferred revenues	$22,511	$34,376
Self-insured risk retention-GRIC	15,885	16,315
Other self-insured risks	872	1,265
Retirement benefit obligations-current portion	9,338	9,342
Accrued dealer commissions	4,393	4,589
Accrued warranty	6,460	6,230
Other	20,152	22,069

Total accrued expenses and other	$79,611	$94,186

Other liabilities:
Retirement benefit obligations-long-term portion	$65,411	$65,133

Total other liabilities	$65,411	$65,133

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

8. Income Tax Expense

Income tax expense includes U.S. federal, state and local, and foreign income taxes, and is based on reported pre-tax income. Income tax expense is provided on an interim basis based upon the Company’s estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The effective income tax rates for the three months ended June 30, 2005 and 2004 were 38.0% and 35.5%, respectively. The higher effective income tax rate for the three-month period ended June 30, 2005 is a result of a reduction in operating profits generated in international tax jurisdictions and the resulting inability of the Company to utilize a portion of foreign tax credits against foreign profits taxed in the United States.

9. Benefit Plans

The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, the Company sponsors an unfunded post-retirement medical benefit plan for two groups of U.S. employees comprised substantially of the same employees who receive pension benefits under the U.S. defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage. Additional information regarding the Company’s defined benefit pension plans and other post-retirement medical benefit plan is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005.

Components of the net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Three Months Ended June 30,	2005	2004	2005	2004	2005	2004
Service cost	$222	$213	$184	$164	$272	$235
Interest cost	646	649	143	144	1,134	1,172
Expected return on plan assets	(697)	(733)	(85)	(89)	—	—
Net amortization and deferral	209	144	—	—	438	476

Net periodic benefit cost	$380	$273	$242	$219	$1,844	$1,883

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included on the accompanying Consolidated Balance Sheets of the Company. As of June 30, 2005, the Company does not expect to make contributions to the defined benefit pension plans during fiscal 2006.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on the accounting for the effects of the Act. The Company adopted FSP No. 106-2 on March 31, 2005. The effects of the adoption resulted in a reduction of $10,500 to the Company’s accumulated other post-retirement benefit obligation at March 31, 2005. This amount is being amortized over approximately twelve years. For the quarter ended June 30, 2005, the effects of the adoption of FSP No. 106-2 resulted in a reduction of the Company’s net periodic benefit cost of $225.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

10. Contingencies

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

Refer to Part II, Item 1, “Legal Proceedings,” on page 28 of this Form 10-Q.

11. Business Segment Information

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Operating income (loss) for each of the Company’s reportable business segments reflects the full allocation of all distribution, corporate, and research and development expenses to the reportable segments. These allocations are based upon variables such as segment headcount and revenues. The accounting policies for reportable segments are the same as those for the consolidated Company. For the quarter ended June 30, 2005, revenues from a single customer did not represent ten percent or more of the respective segment’s revenues. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005.

Segment Service Reclassification

Effective April 1, 2003, the Company was realigned from a single reportable business segment to three strategically focused reportable business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. As the Company continues the evolution of its business segments, the Company has made a change in the reporting of its global service business which impacts the revenues and operating results of the Healthcare and Life Sciences segments. Effective April 1, 2005, the Company began tracking service revenues by customer account classification. Prior to April 1, 2005, the allocation between these segments was based upon geography. Segment revenues, the related costs of these revenues, and associated operating expenses have been reclassified to reflect the change in methodology. Fiscal 2005 information presented in the following tables reflects these reclassifications.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

Financial information for each of the Company’s reportable business segments is presented in the following table:

	Three Months Ended June 30,
	2005	2004
Revenues:
Healthcare	$185,760	$168,414
Life Sciences	58,432	61,948
STERIS Isomedix Services	32,506	24,435

Total revenues	$276,698	$254,797

Operating income (loss):
Healthcare	$23,243	$24,814
Life Sciences	(2,331)	(1,753)
STERIS Isomedix Services	6,337	4,954

Total operating income	$27,249	$28,015

Financial information for each of the Company’s geographic areas is presented in the following table. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended June 30,
	2005	2004
Revenues:
United States	$223,350	$204,037
International	53,348	50,760

Total Revenues	$276,698	$254,797

	June 30, 2005	March 31, 2005
Long-lived assets:
United States	$603,117	$607,548
International	146,188	158,042

Total long-lived assets	$749,305	$765,590

12. Repurchases of Common Shares

During the first quarter of fiscal 2006, the Company repurchased 1,623,300 of its common shares for $39,394, representing an average price of $24.27 per common share. At June 30, 2005, 1,102,700 common shares remained authorized for repurchase and 1,908,182 common shares were held in treasury.

13. Financial and Other Guarantees

The Company generally offers a limited parts and labor warranty on its capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the country where the Company conducts business. The Company provides for the estimated cost of product warranties at the time product revenues are recognized. Amounts due to customers for the Company’s future performance under these warranties are recorded as a current liability on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” Factors that affect the Company’s warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

Changes in the Company’s warranty liability during the first quarter of fiscal 2006 were as follows:

Balance, March 31, 2005	$6,230
Warranties issued during the period	2,585
Settlements made during the period	(2,355)

Balance, June 30, 2005	$6,460

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts generally range in terms from 1 to 5 years and require the Company to maintain and repair capital products over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for such deferred revenue was $13,025 and $13,081 as of June 30, 2005 and March 31, 2005, respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

14. Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts to hedge potential foreign currency gains and losses that arise from assets and liabilities denominated in foreign currencies, including inter-company transactions. The Company does not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized on the accompanying Consolidated Statements of Income within “Selling, general, and administrative expenses.” At June 30, 2005, the Company had foreign currency forward contracts outstanding to sell euros and British pounds sterling with notional amounts of 17.7 million euros and 2.4 million British pounds sterling, respectively. In addition, at June 30, 2005, the Company had entered into foreign currency forward contracts to buy Canadian dollars with a notional amount of 21.4 million Canadian dollars.

15. Business Acquisitions

The Company’s consolidated financial statements include the results of operations for acquired businesses from the date of the respective acquisition. During fiscal 2005, the Company acquired FHSurgical (on March 24, 2005), certain assets of Cosmed Group, Inc. (on January 7, 2005), and Albert Browne Limited (on September 15, 2004). The purchase price of each acquisition has been preliminarily allocated to net assets and goodwill and is subject to further adjustment as the Company finalizes costs associated with the respective acquisition and the valuation of their net assets. Additional information regarding recently acquired businesses is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005.

Pursuant to the terms of the Share Purchase Agreement with respect to Hamo Holding AG (“Hamo”), the final settlement of certain working capital adjustments and the resolution of certain indemnification claims were made during the first quarter of fiscal 2006. Settlement amounts received by the Company amounted to 2,150,000 Swiss francs (approximately $1.7 million) and are included in “Non-operating (income) expense, net” on the Consolidated Statements of Income. Hamo was acquired by the Company during fiscal 2004.

16. Subsequent Events

Subsequent to June 30, 2005, foreign currency forward contracts to sell euros and British pounds sterling with notional amounts of 17.7 million euros and 2.4 million British pounds sterling matured. In addition, foreign currency forward contracts to buy Canadian dollars with a notional amount of 21.4 million Canadian dollars matured.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

Subsequent to June 30, 2005, the Company entered into foreign currency forward contracts to sell euros and British pounds sterling with notional amounts of 20.0 million euros and 2.4 million British pounds sterling. In addition, subsequent to June 30, 2005, the Company entered into foreign currency forward contracts to buy Canadian dollars with a notional amount of 18.7 million Canadian dollars.

On July 29, 2005, the Company announced that its Board of Directors had declared a quarterly cash dividend in the amount of $.04 per common share, payable on September 9, 2005, to shareholders of record on August 12, 2005.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of June 30, 2005, and the related consolidated statements of income and cash flows for the three-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

Based upon our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated June 9, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

August 4, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Measures. In the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the Company, at times, may refer to financial measures that are not required to be presented in the consolidated financial statements under U.S. generally accepted accounting principles. The Company has used the following financial measures that are not required to be presented under U.S. generally accepted accounting principles in the context of this report: Backlog, debt to capital, and days sales outstanding. The Company defines these financial measures as follows:

•	Backlog- is defined by the Company as the amount of unfilled capital purchase orders at a point in time. The Company uses this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•	Debt to capital- is defined by the Company as total long-term debt divided by the sum of long-term debt and shareholders’ equity. The Company uses this figure as a financial liquidity measure to gauge its ability to borrow, provide strength/protection against creditors, fund growth, develop outside of its current business operations, and measure the risk of the Company’s financial structure.

•	Days sales outstanding(“DSO’s”)- is defined by the Company as the average collection period for sales revenue. It is calculated as net accounts receivable divided by the trailing four quarter’s revenues, multiplied by 365. The Company uses this figure to help gauge the quality of its accounts receivable and expected time to collect.

In the following sections of MD&A, the Company, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the Securities and Exchange Commission. Non-GAAP financial measures used by the Company are as follows:

•	Free cash flow- is defined by the Company as cash flows from operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, which is also presented in the Consolidated Statements of Cash Flows. The Company uses this measure to gauge its ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculations of the Company’s free cash flow for the quarters ended June 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities	$41,093	$42,242
Purchases of property, plant, equipment, and intangibles, net	8,144	10,545

Free cash flow	$32,949	$31,697

•	The Company, at times, may refer to its results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the periods presented. For example, when discussing changes in revenues, the Company may, at times, exclude the impact of recently completed acquisitions.

The Company has presented these financial measures because it believes that meaningful analysis of its financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered alternatives to measures required by U.S. generally accepted accounting principles. The Company’s calculations of these measures may differ from calculations of similar measures used by other companies.

Revenues- Defined. As required by Regulation S-X, the Company has presented separately on its Consolidated Statements of Income for each period presented, revenues generated as either product revenues or service revenues. In discussing revenues, the Company, at times, may refer to revenues in differing detail than that which is required by Regulation S-X. The terminology, definitions, and applications of terms that the Company uses to describe revenues may differ from terms used by other companies. The Company uses the following terms to describe revenues:

•	Revenues - The Company’s revenues are presented net of sales returns and allowances.

•	Product Revenues - Product revenues are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, freeze dryers, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Service Revenues - Service revenues are defined by the Company as revenues generated from parts and labor associated with the maintenance, repair, and installation of capital equipment, as well as revenues generated from contract sterilization offered through the Company’s Isomedix Services segment.

•	Capital Revenues - Capital revenues are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, freeze dryers, VHP® technology, water stills, and pure steam generators; and surgical lights and tables.

•	Consumable Revenues - Consumable revenues are defined by the Company as revenues generated from sales of the consumable family of products which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Recurring Revenues - Recurring revenues are defined by the Company as revenues generated from sales of consumable products and service revenues.

General Company Overview and Executive Summary. The mission of STERIS Corporation is to provide a healthier today and safer tomorrow through knowledgeable people and innovative infection prevention, decontamination and health science technologies, products, and services. The Company’s dedicated employees around the world work together to supply a broad range of solutions by offering a combination of equipment, consumables, and services to healthcare, pharmaceutical, industrial, and governmental customers.

STERIS participates in industries that currently benefit from strong underlying demand, with the bulk of the Company’s revenues derived from the healthcare and pharmaceutical industries. As such, much of the growth in its markets is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years. In addition, each of STERIS’s core industries are also benefiting from specific trends that drive growth. Within the healthcare market, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased Food & Drug Administration (“FDA”) scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where Isomedix competes, an increasing trend toward the outsourcing of sterilization services continues to drive growth.

Beyond STERIS’s core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. Through STERIS’s Life Sciences segment, the Company is actively pursuing new opportunities to adapt its proven technologies to meet the needs of emerging markets such as defense, aerospace, and industrial decontamination.

Fiscal 2006 first quarter revenues increased $21.9 million, or 8.6%, to $276.7 million, as compared to the first quarter of fiscal 2005, driven by increased revenues within the Company’s Healthcare and Isomedix Services segments. Revenue growth due to the fiscal 2005 acquisitions of Browne, FHSurgical, and certain assets of Cosmed was 5.3% during the first quarter of fiscal 2006, and the integration of these businesses has progressed well. Organic revenue growth was 3.3% during the first quarter of fiscal 2006 and was negatively impacted by continued weakness within the Company’s Life Sciences segment, particularly related to international capital equipment sales. During the first quarter of fiscal 2006, the Company’s gross margin percentage declined 50 basis points to 42.6% compared to the first quarter of fiscal 2005, primarily as a result of increased prices of certain raw materials, costs related to ongoing operations of recently acquired businesses, and lower volumes within the Life Sciences segment, which resulted in lower fixed cost absorption in certain manufacturing processes.

The Company’s financial position and cash flows remain strong. A continued focus on working capital management and reduced capital spending levels resulted in fiscal 2006 first quarter free cash flow of $32.9 million. The Company continues to maintain low debt levels with its debt-to-capital ratio approximating 14.8% at June 30, 2005. During the fiscal 2006 first quarter, the Company continued to enhance shareholder value through a common share repurchase program, in which approximately 1.6 million common shares were repurchased at an average purchase price per share of $24.27. The Company also declared a quarterly cash dividend during the first quarter of fiscal 2006 and paid cash dividends of $0.04 per common share during the first quarter of fiscal 2006. The Company’s strong financial position and cash flows currently afford it the financial flexibility to continue to return value to shareholders in the forms of strategic acquisitions, other initiatives that strengthen the Company’s long-term competitive position, potential common share repurchases, and cash dividends.

Additional information regarding the Company’s fiscal 2006 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability.

Business Acquisitions. The Company’s financial results include the results of operations for acquired businesses from the date of the respective acquisition. During fiscal 2005, the Company acquired FHSurgical (on March 24, 2005), certain assets of Cosmed Group, Inc. (on January 7, 2005), and Albert Browne Limited (on September 15, 2004). Fiscal 2006 first quarter operating results includes aggregate revenues of $13.4 million related to these acquisitions.

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the first quarter of fiscal 2006, the Company’s revenues were favorably impacted by $2.0 million, or 0.7%, and net income was negatively impacted by $0.8 million, or 4.3%, when compared to the same period in fiscal 2005.

Results of Operations. The following subsections provide information regarding the Company’s results of operations for the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

Revenues. The following table contains information regarding the Company’s revenues for the three months ended June 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended June 30,			Percent Change	Percent of Total Revenues
	2005	2004	Change		2005	2004
Capital Revenues	$110,750	$110,762	$(12)	0.0%	40.0%	43.5%
Consumable Revenues	66,170	57,663	8,507	14.8%	23.9%	22.6%

Product Revenues	176,920	168,425	8,495	5.0%	63.9%	66.1%

Service Revenues	99,778	86,372	13,406	15.5%	36.1%	33.9%

Total Revenues	$276,698	$254,797	$21,901	8.6%	100.0%	100.0%

Service Revenues	$99,778	$86,372	$13,406	15.5%	36.1%	33.9%
Consumable Revenues	66,170	57,663	8,507	14.8%	23.9%	22.6%

Recurring Revenues	165,948	144,035	21,913	15.2%	60.0%	56.5%

Capital Revenues	110,750	110,762	(12)	0.0%	40.0%	43.5%

Total Revenues	$276,698	$254,797	$21,901	8.6%	100.0%	100.0%

United States	$223,350	$204,037	$19,313	9.5%	80.7%	80.1%
International	53,348	50,760	2,588	5.1%	19.3%	19.9%

Total Revenues	$276,698	$254,797	$21,901	8.6%	100.0%	100.0%

Revenues increased $21.9 million, or 8.6%, to $276.7 million for the quarter ended June 30, 2005, as compared to $254.8 million for the comparable prior year quarter. As compared to the first quarter of fiscal 2005, recurring revenues increased $21.9 million, or 15.2%. The recurring revenues increase was generated from a 15.5% increase in service revenues and a 14.8% increase in consumable revenues. Within the Healthcare and Life Sciences segments, service revenues increased 9.6% and 6.1%, respectively, quarter-over-quarter. Capital revenues remained flat quarter-over-quarter as a result of continued weakness in the Company’s Life Sciences segment, particularly within the international pharmaceutical marketplace, which offset the 7.5% increase in Healthcare capital revenues.

International revenues increased $2.6 million, or 5.1%, to $53.3 million, for the quarter ended June 30, 2005, as compared to $50.8 million for the comparable prior year quarter. International revenues were positively impacted by strong recurring and capital revenues growth within the international Healthcare marketplace. The international recurring revenues growth was driven by additional revenues generated from sales of consumable products from the recently acquired Browne business. International Healthcare capital revenues were positively impacted by sales generated from the recently acquired FHSurgical business. Within the Company’s Life Sciences segment, international capital equipment sales declined 62.1%, which offset the positive growth in international Healthcare revenues.

United States revenues increased $19.3 million, or 9.5%, to $223.4 million, for the quarter ended June 30, 2005, as compared to $204.0 million for the comparable prior year quarter. United States revenues benefited from strong performance in the Isomedix Services segment, which was comprised of 7.3% organic revenue growth and 25.7% acquisition-related revenue growth associated with Cosmed. Quarter-over-quarter, United States Life Sciences capital revenues increased 39.7%, and also served to drive the Company’s overall United States revenue growth. United States revenues also benefited from strong underlying demand for the Company’s service offerings, particularly in the Healthcare segment.

Revenues are further discussed on a segment basis in the section of MD&A titled “Business Segment Results of Operations.”

Gross Profit. The following table contains information regarding the Company’s gross profit for the three months ended June 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended June 30,			Percent Change
	2005	2004	Change
Gross Profit:
Product	$75,282	$73,231	$2,051	2.8%
Service	42,489	36,661	5,828	15.9%

Total Gross Profit	$117,771	$109,892	$7,879	7.2%

Gross Profit Percentage:
Product	42.6%	43.5%
Service	42.6%	42.4%

Total Gross Profit Percentage	42.6%	43.1%

Gross profit (margin) is impacted by the volume, pricing, and mix of sales of the Company’s products and services, as well as the costs associated with the products and services that are sold. Period-over-period, the Company’s gross margin decreased 50 basis points. Gross margins for the first quarter of fiscal 2006 were negatively impacted by higher raw materials prices, particularly related to stainless steel and certain petroleum-based chemicals. Gross margins were also negatively impacted by direct costs associated with the operations of recently acquired businesses and reduced volumes within the Life Sciences segment, which resulted in lower fixed cost absorption within certain manufacturing processes.

Operating Expenses. The following table contains information regarding the Company’s operating expenses for the three months ended June 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended June 30,			Percent Change
	2005	2004	Change
Operating Expenses:
Selling, General, and Administrative	$81,793	$72,566	$9,227	12.7%
Research and Development	8,729	9,311	(582)	-6.3%

Total Operating Expenses	$90,522	$81,877	$8,645	10.6%

Significant components of total Selling, General, and Administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A increased 110 basis points to 29.6% for the first quarter of fiscal 2006 as compared to 28.5% during the first quarter of fiscal 2005. The increase in SG&A period-over-period resulted primarily from direct costs associated with the operations of recently acquired businesses. The Company also experienced higher professional fees as a result of various strategic initiatives.

As a percentage of total revenues, research and development expenses were 3.2% and 3.7% for the quarters ended June 30, 2005 and 2004, respectively. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. The Company continues to focus research and development efforts on product development, product improvements, and the development of new technological innovations. Research and development efforts continue to be focused in the defense and industrial areas, sterile processing combination technologies, and the area of prions, or infectious proteins.

Non-Operating (Income) Expense, Net. The following table contains information regarding the Company’s non-operating (income) expense, net for the three months ended June 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended June 30,
	2005	2004	Change
Non-Operating (Income) Expense, Net:
Interest Expense	$1,221	$987	$234
Interest and Miscellaneous Income	(1,927)	(286)	1,641

Non-Operating (Income) Expense, Net	$(706)	$701	NM

Non-operating (income) expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income.

Interest expense increased $0.2 million period-over-period as a result of higher average debt levels and higher interest rates during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. Interest and other miscellaneous income increased $1.6 million period-over-period. This increase resulted primarily from the final settlement of certain working capital adjustments and the resolution of certain indemnification claims pursuant to the terms of the Share Purchase Agreement with respect to Hamo Holding AG (“Hamo”), which was acquired by the Company during fiscal 2004.

Income Tax Expense. The following table contains information regarding the Company’s income tax expense and effective income tax rates for the three months ended June 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2005	2004
Income Tax Expense	$10,623	$9,697	$926	9.5%
Effective Income Tax Rate	38.0%	35.5%

The Company provides for income tax expense on an interim basis based upon the Company’s estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and the taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The Company’s effective income tax rate was 38.0% for the first quarter of fiscal 2006 as compared to 35.5% for the first quarter of fiscal 2005. The higher effective income tax rate for the first quarter of fiscal 2006 resulted from a reduction of operating profits generated in international tax jurisdictions and the resulting inability of the Company to utilize a portion of foreign tax credits against foreign profits taxed in the United States.

Business Segment Results of Operations. Certain reclassifications have been made to previously reported segment revenues, the related costs of these revenues, and associated operating expenses. These reclassifications are further discussed in Note 11 to the Company’s consolidated financial statements, “Business Segment Information.” Information presented in the following tables and related discussion regarding segment revenues and operating results reflect these changes.

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005. The following table contains information regarding business segment revenues for the three months ended June 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2005	2004
Revenues:
Healthcare	$185,760	$168,414	$17,346	10.3%
Life Sciences	58,432	61,948	(3,516)	-5.7%
STERIS Isomedix Services	32,506	24,435	8,071	33.0%

Total Revenues	$276,698	$254,797	$21,901	8.6%

Healthcare segment revenues represented 67.2% of total revenues for the first quarter of fiscal 2006 as compared to 66.1% for the comparable prior year quarter. Healthcare revenues increased $17.3 million, or 10.3%, to $185.8 million for the quarter ended June 30, 2005, as compared to $168.4 million for the first quarter of fiscal 2005. The increase in Healthcare revenues was driven by a 12.6% increase in recurring revenues. Strong service revenues within the United States marketplace and increased international consumable revenues primarily related to the recently-acquired Browne business fueled the increase. Capital revenues, which benefited from the FHSurgical acquisition, increased 7.5% quarter-over-quarter, primarily within the Healthcare segment’s international marketplace. At June 30, 2005, the Healthcare segment’s backlog amounted to $70.7 million, representing increases of $5.3 million, or 8.1%, and $6.4 million, or 9.9%, over the March 31, 2005 and June 30, 2004 levels, respectively.

Life Sciences segment revenues represented 21.1% of total revenues for the first quarter of fiscal 2006 as compared to 24.3% for the comparable prior year quarter. Life Sciences revenues decreased $3.5 million, or 5.7%, to $58.4 million for the quarter ended June 30, 2005, as compared to $61.9 million for the first quarter of fiscal 2005. The reduction in Life Sciences revenues was driven by a 16.3% decrease in capital revenues. Positive capital revenue growth of 39.7% within the United States marketplace was offset by continued weakness in demand within the international pharmaceutical marketplace where capital revenues decreased 62.1%. The overall decline in capital revenues within the segment was partially offset by 11.2% and 6.1% increases in consumable and service revenues, respectively. At June 30, 2005, the Life Sciences segment’s backlog amounted to $53.6 million, representing decreases of $12.5 million, or 18.9%, and $15.5 million, or 22.4%, over the March 31, 2005 and June 30, 2004 levels, respectively.

STERIS Isomedix Services segment revenues represented 11.7% of total revenues for the first quarter of fiscal 2006 as compared to 9.6% for the comparable prior year quarter. The segment experienced revenue growth of $8.1 million, or 33.0%, to $32.5 million during the first quarter of fiscal 2006, as compared to the same prior year quarter. Revenues generated through organic growth remained strong at 7.3%, quarter-over-quarter. The integration of Cosmed to the segment’s operations contributed 25.7% to the segment’s revenue growth rate during the first quarter of fiscal 2006.

The following table contains information regarding business segment operating income (loss) for the three months ended June 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2005	2004
Operating Income (Loss):
Healthcare	$23,243	$24,814	$(1,571)	-6.3%
Life Sciences	(2,331)	(1,753)	(578)	33.0%
STERIS Isomedix Services	6,337	4,954	1,383	27.9%

Total Operating Income	$27,249	$28,015	$(766)	-2.7%

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

Healthcare segment operating income decreased $1.6 million, or 6.3%, to $23.2 million for the first quarter of fiscal 2006, as compared to $24.8 million for the comparable prior year quarter. Healthcare segment operating margins were 12.5% and 14.7% for the quarters ended June 30, 2005 and 2004, respectively. Increased raw material costs related to stainless steel and certain petroleum-based chemicals negatively impacted operating results and margins during the quarter ended June 30, 2005. Operating margins for the first quarter of fiscal 2006 also reflect additional direct costs associated with the operations of recently acquired businesses.

Life Sciences segment operating loss was $2.3 million and $1.8 million for the quarters ended June 30, 2005 and 2004, respectively. The segment’s operating results were negatively impacted by reduced volumes and the resulting lower fixed cost absorption, along with increased raw material costs.

STERIS Isomedix Services segment operating income increased $1.4 million, or 27.9%, to $6.3 million for the first quarter of fiscal 2006 as compared to $5.0 million for the comparable prior year period, primarily due to increased volumes within the segment. The segment’s operating margins were 19.5% and 20.3% for the quarters ended June 30, 2005 and 2004, respectively. For the first quarter of fiscal 2006, the segment’s margins remained strong, but declined from the comparable prior year period as a result of direct costs associated with the operations of the recently acquired assets of Cosmed.

Liquidity and Capital Resources. The following table summarizes significant components of the Company’s cash flows for the three months ended June 30, 2005 and 2004:

Cash Flows

	Three Months Ended June 30,
(dollars in thousands)	2005	2004

Operating activities:
Net income	$17,332	$17,617
Non-cash items	13,129	17,898
Changes in operating assets and liabilities, excluding the effects of business acquisitions	10,632	6,727

Net cash provided by operating activities	$41,093	$42,242

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(8,144)	$(10,545)

Net cash used in investing activities	$(8,144)	$(10,545)

Financing activities:
Proceeds (payments) under credit facilities, net	$21,600	$(5,247)
Payments on long-term obligations and capital leases, net	(1,675)	(1,118)
Repurchases of common shares	(39,394)	(28,149)
Cash dividends paid to common shareholders	(2,767)	—
Deferred financing fees	(217)	—
Stock option and other equity transactions, net	1,603	2,646

Net cash used in financing activities	$(20,850)	$(31,868)

Debt-to-capital ratio	14.8%	13.5%

Free cash flow	$32,949	$31,697

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $41.1 million for the first quarter of fiscal 2006 as compared to $42.2 million for the first quarter of fiscal 2005. Operating cash flows were derived as follows:

•	Non-cash items- Non-cash items were $13.1 million for the first quarter of fiscal 2006 as compared to $17.9 million for the first quarter of fiscal 2005. Non-cash items include depreciation, depletion, and amortization, changes in deferred income taxes, and other items. The most significant component of non-cash items in both periods presented is depreciation, depletion, and amortization, which amounted to $13.9 million and $11.7 million for the first quarters of fiscal 2006 and 2005, respectively. The $2.2 million increase in depreciation, depletion, and amortization, period-over-period, is the result of increased levels of depreciable assets and intangibles, driven primarily by the fiscal 2005 acquisitions of Browne and Cosmed.

•	Working capital- Excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions, changes to the Company’s working capital amounted to $10.6 million and $6.7 million during the first quarters of fiscal 2006 and 2005, respectively. Information regarding significant components of the Company’s fiscal 2006 first quarter working capital change is as follows (excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions):

•	Accounts receivable, net- Accounts receivable, net decreased $55.5 million during the quarter ended June 30, 2005. Accounts receivable balances are influenced by the timing of revenues, customer collections, and progress billings for contracts that are accounted for under the percentage of completion method of accounting for construction-type contracts. Accounts receivable days sales outstanding decreased to 72 days during the quarter ended June 30, 2005, from 92 days at March 31, 2005. The decrease in DSO’s from the March 31, 2005 level is reflective of more aggressive collection efforts and enhanced collection procedures.

•	Inventories, net- Inventories, net increased $12.4 million during the quarter ended June 30, 2005. The Company has established targeted inventory production levels at certain manufacturing facilities in a process called modified level-loading, whereby a relatively constant stream of inventory production occurs, which may result in varying inventory levels during the year as a result of customer demand fluctuations.

•	Accounts payable, net- Accounts payable, net decreased $14.2 million during the first quarter of fiscal 2006 due primarily to varying payment due dates of accounts payable obligations and the Company’s cash management strategies.

•	Accruals and other, net- Accruals and other, net decreased $15.8 million during the quarter ended June 30, 2005. The decrease in accruals and other, net during the quarter was driven by the timing of payments under the Company’s management incentive compensation programs. A reduction of accruals under various employee commission programs and a decrease in deferred revenues also contributed to the decrease in accruals and other, net during the quarter. These amounts are influenced by the timing and mix of revenues. These decreases were partially offset by the federal income tax provision for the first quarter of fiscal 2006.

Net Cash Used In Investing Activities. During the first quarter of fiscal 2006, capital expenditures amounted to $8.1 million as compared to $10.5 million during the first quarter of fiscal 2005. Lower capital spending levels during the first quarter of fiscal 2006 resulted primarily from the completion of several in process facilities expansion projects and information technology initiatives during the latter half of fiscal 2005.

Net Cash Used In Financing Activities. Net cash used in financing activities amounted to $20.9 million for the first quarter of fiscal 2006 as compared to $31.9 million for the first quarter of fiscal 2005. Information regarding the significant components of the Company’s financing cash flows for the periods presented follows:

•	Proceeds (payments) under credit facilities, net- During the first quarter of fiscal 2006, net proceeds from the Company’s credit facility amounted to $21.6 million as compared to net payments under various credit facilities of $5.2 million during the prior year first quarter. Net proceeds from the credit facility during the first quarter of fiscal 2006 were used, in part, to fund the quarter’s repurchases of common shares, provide flexibility in working capital management, and for other general corporate purposes. Net payments made during the first quarter of fiscal 2005 related primarily to payments made on Hamo bank facilities.

•	Repurchases of common shares- During the first quarter of fiscal 2006, the Company repurchased 1,623,300 of its common shares at an average purchase price of $24.27 per common share, as compared to 1,265,100 of its common shares at an average purchase price of $22.25 per common share during the first quarter of fiscal 2005.

•	Cash dividends paid to common shareholders- During the first quarter of fiscal 2006, the Company paid a cash dividend of $0.04 per outstanding common share to shareholders of record on May 31, 2005. Total cash dividends paid amounted to $2.8 million. The Company did not pay cash dividends during the comparable prior year quarter.

•	Stock option and other equity transactions, net- Cash flows from stock option and other equity transactions, net are primarily derived from the issuance of the Company’s common shares under various employee stock compensation programs. During the first quarters of fiscal 2006 and 2005, cash proceeds from the issuance of common shares under these programs totaled $1.5 million and $4.4 million, respectively.

Cash Requirements. The Company currently intends to fund short-term and long-term capital expenditures, as well as liquidity needs, with existing cash and cash equivalent balances and its existing credit facility, as well as cash generated by operations. The Company believes that these sources will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the Company’s capital requirements will depend on many factors, including the Company’s rate of sales growth, market acceptance of the Company’s products and services, costs of securing access to adequate manufacturing capacities, the timing and extent of research and development projects, and changes in operating expenses, all of which are subject to uncertainty. To the extent that the Company’s existing sources of cash are insufficient to fund the Company’s future activities, the Company may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on favorable terms to the Company, or at all.

Sources of Credit and Contractual and Commercial Commitments. Information regarding the Company’s sources of credit and contractual and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005. The Company’s commercial commitments are approximately $41.3 million at June 30, 2005 reflecting a net decline of $32.2 million in surety bonds and other commercial commitments from March 31, 2005. The Company’s contractual commitments have not changed materially from March 31, 2005. The maximum aggregate borrowing limits under the Credit Agreement of the Company described below have not changed since March 31, 2005. At June 30, 2005, the maximum amount available under this Credit Agreement was $216.2 million. The maximum aggregate borrowing limit of $275.0 million under the Credit Agreement is reduced by outstanding amounts and letters of credit issued under a sub-limit within the Credit Agreement. At June 30, 2005, these amounts totaled $22.8 million and $36.0 million, respectively.

As of June 16, 2005, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement (the “Credit Agreement”) dated March 29, 2004 with KeyBank National Association, as administrative agent for the lending institutions party thereto, and with such lending institutions. Among other things, Amendment No. 2 modified the Company’s existing Credit Agreement to amend the facility fee rates and applicable margins, extend the length of the facility to June 15, 2010, increase the swing line commitment component of the Credit Facility to $35.0 million, and relax certain covenants.

Critical Accounting Policies, Estimates, and Assumptions. Information related to the Company’s critical accounting policies, estimates, and assumptions is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005. The Company’s critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2005.

Contingencies. The Company is involved in various patent, product liability, consumer, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In the opinion of management, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Litigation is inherently unpredictable and actual results could materially differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

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

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the first quarter of fiscal 2006, the Company’s revenues were favorably impacted by $2.0 million, or 0.7%, and net income was negatively impacted by $0.8 million, or 4.3%, when compared to the same period in fiscal 2005. The Company cannot predict with certainty future changes in foreign currency exchange rates or the effect they will have on the Company’s operations.

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

Availability of Securities and Exchange Commission Filings. The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the Securities and Exchange Commission (“SEC”). Copies of these materials can be obtained by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, or by accessing the SEC’s website at http://www.sec.gov. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge, on or through the investor relations section of its website at http://www.steris-ir.com. Information on the Company’s website is not incorporated by reference into this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and the Company’s management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005. The Company’s exposures to market risks have not changed materially since March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that as of June 30, 2005, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company believes there have been no material recent developments concerning the Company’s legal proceedings since March 31, 2005 and no new material pending legal proceedings required to be reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2006, the Company repurchased 1,623,300 of its common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on July 28, 2004. This common share repurchase authorization replaced the common share repurchase authorization of July 24, 2002. The following table summarizes the common shares repurchased during the first quarter of fiscal 2006 under the Company’s common share repurchase program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 through April 30, 2005	—	$—	—	2,726,000
May 1, 2005 through May 31, 2005	903,600	23.88	903,600	1,822,400
June 1, 2005 through June 30, 2005	719,700	24.76	719,700	1,102,700

Total	1,623,300	$24.27	1,623,300	1,102,700

ITEM 6. EXHIBITS

(a) Exhibits:

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Executive Retention Agreement between STERIS Corporation and Dr. Peter A. Burke.

10.2	Amendment No. 2 to Amended and Restated Credit Agreement dated March 29, 2004 with KeyBank National Association, as administrative agent for the lending institutions party thereto, and such institutions (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ Laurie Brlas
Laurie Brlas
Senior Vice President and Chief Financial Officer August 9, 2005