Form 10-Q
period 2005-09-30
STERIS CORP
filed 2005-11-09
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of October 31, 2005: 68,362,889

STERIS Corporation

Form 10-Q

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	March 31, 2005
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$46,382	$26,179
Accounts receivable (net of allowances of $8,131 and $9,882, respectively)	228,141	281,401
Inventories, net	114,721	96,197
Current portion of deferred income taxes, net	6,739	6,426
Prepaid expenses and other current assets	12,705	9,929

Total current assets	408,688	420,132

Property, plant, and equipment, net	408,285	413,578
Goodwill and intangibles, net	337,940	350,156
Other assets	1,853	1,856

Total assets	$1,156,766	$1,185,722

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$3,053	$4,889
Accounts payable	62,432	67,550
Accrued income taxes	14,493	13,474
Accrued payroll and other related liabilities	34,824	41,716
Accrued expenses and other	90,082	94,186

Total current liabilities	204,884	221,815

Long-term indebtedness	105,668	104,274
Deferred income taxes, net	38,543	38,862
Other liabilities	66,283	65,133

Total liabilities	415,378	430,084

Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; issued and outstanding shares of 68,363 and 69,627, respectively	179,427	211,657
Retained earnings	565,779	537,526
Accumulated other comprehensive (loss) income:
Minimum pension liability	(5,974)	(5,974)
Cumulative foreign currency translation adjustment	2,156	12,429

Total shareholders’ equity	741,388	755,638

Total liabilities and shareholders’ equity	$1,156,766	$1,185,722

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product	$184,677	$176,612	$361,597	$345,037
Service	99,693	88,234	199,471	174,606

Total revenues	284,370	264,846	561,068	519,643

Cost of revenues:
Product	109,994	102,588	211,632	197,782
Service	58,143	50,770	115,432	100,481

Total cost of revenues	168,137	153,358	327,064	298,263
Gross profit	116,233	111,488	234,004	221,380

Operating expenses:
Selling, general, and administrative	79,165	71,944	160,958	144,510
Research and development	10,022	8,677	18,751	17,988

Total operating expenses	89,187	80,621	179,709	162,498

Income from operations	27,046	30,867	54,295	58,882
Non-operating expense, net	937	685	231	1,386

Income before income tax expense	26,109	30,182	54,064	57,496
Income tax expense	9,694	11,289	20,317	20,986

Net income	$16,415	$18,893	$33,747	$36,510

Net income per common share:
Basic	$0.24	$0.27	$0.49	$0.53

Diluted	$0.24	$0.27	$0.48	$0.52

Cash dividends declared per common share outstanding	$0.04	$—	$0.08	$—

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2005	2004
Operating activities:
Net income	$33,747	$36,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	28,432	24,322
Deferred income taxes	(153)	4,213
Other items	724	5,214
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	53,096	(6,044)
Inventories, net	(16,875)	(3,241)
Other current assets	(2,315)	(1,542)
Accounts payable	(8,004)	(8,028)
Accruals and other, net	(4,333)	9,972

Net cash provided by operating activities	84,319	61,376

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(22,737)	(25,535)
Investments in businesses, net of cash acquired	(1,504)	(52,923)

Net cash used in investing activities	(24,241)	(78,458)

Financing activities:
Proceeds (payments) under credit facilities, net	1,700	(2,158)
Payments on long-term obligations and capital leases, net	(1,932)	(2,104)
Repurchases of common shares	(39,394)	(33,868)
Cash dividends paid to common shareholders	(5,494)	—
Deferred financing fees	(217)	—
Stock option and other equity transactions, net	5,992	7,589

Net cash used in financing activities	(39,345)	(30,541)

Effect of exchange rate changes on cash and cash equivalents	(530)	—

Increase (decrease) in cash and cash equivalents	20,203	(47,623)
Cash and cash equivalents at beginning of period	26,179	80,408

Cash and cash equivalents at end of period	$46,382	$32,785

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and, therefore, operating results for the three and six month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the full fiscal year ending March 31, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. Further information regarding reclassifications of segment revenues and segment operating results is included in Note 11, “Business Segment Information.”

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Stock-based Compensation

The Company has granted nonqualified stock options to certain employees to purchase the Company’s common shares at the market price on the date of grant. Stock options granted generally become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and generally expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule whereby options vest on a prorated basis as defined by specific option agreements in the event of employment termination. The Company accounts for share-based compensation under the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$16,415	$18,893	$33,747	$36,510
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	1,398	1,270	2,874	2,727

Pro forma	$15,017	$17,623	$30,873	$33,783

Earnings per common share:
Basic:
As reported	$0.24	$0.27	$0.49	$0.53
Pro forma	0.22	0.25	0.45	0.49
Diluted:
As reported	0.24	0.27	0.48	0.52
Pro forma	0.22	0.25	0.44	0.48

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(shares in thousands)
Weighted average common shares outstanding - basic	68,196	69,010	68,661	69,243
Dilutive effect of common share equivalents	783	734	771	850

Weighted average common shares outstanding and common share equivalents - diluted	68,979	69,744	69,432	70,093

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per common share because the exercise prices were greater than the average market price for the common shares during the periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(shares in thousands)
Number of common share options	1,495	2,566	1,495	1,568
Weighted average exercise price	$28.44	$25.06	$28.44	$28.27

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$16,415	$18,893	$33,747	$36,510
Foreign currency translation adjustments	(420)	7,194	(10,273)	5,734

Total comprehensive income	$15,995	$26,087	$23,474	$42,244

4. Depreciable Assets

Information related to the major categories of the Company’s depreciable assets is as follows:

	September 30, 2005	March 31, 2005
Land and land improvements (1)	$23,901	$23,518
Buildings and leasehold improvements	194,392	195,727
Machinery and equipment	255,493	242,009
Information systems	99,864	97,665
Radioisotope	113,905	108,519
Construction in progress (1)	41,170	36,973

Total property, plant, and equipment	728,725	704,411
Less: accumulated depreciation and depletion	(320,440)	(290,833)

Property, plant, and equipment, net	$408,285	$413,578

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

5. Inventories, Net

Inventories, net are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final fiscal year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	September 30, 2005	March 31, 2005
Raw materials	$31,020	$26,769
Work in process	26,580	23,533
Finished goods	57,121	45,895

Inventories, net	$114,721	$96,197

6. Debt

Indebtedness was as follows:

	September 30, 2005	March 31, 2005
Private Placement	$100,000	$100,000
Credit facility	2,900	1,200
Other debt	5,821	7,963

Total	108,721	109,163
Less: current portion	3,053	4,889

Long-term portion	$105,668	$104,274

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

7. Additional Consolidated Balance Sheets Information

Additional information related to the Company’s Consolidated Balance Sheets is as follows:

	September 30, 2005	March 31, 2005
Accrued payroll and other related liabilities:
Compensation and related items	$12,873	$12,435
Accrued vacation	11,283	12,967
Accrued bonuses	4,816	7,697
Accrued employee commissions	5,852	8,617

Total accrued payroll and other related liabilities	$34,824	$41,716

Accrued expenses and other:
Deferred revenues	$24,746	$34,376
Self-insured risk retention-GRIC	16,151	16,043
Other insurance	973	1,537
Retirement benefit obligations-current portion	9,312	9,342
Accrued dealer commissions	5,491	4,589
Accrued warranty	6,153	6,230
Other	27,256	22,069

Total accrued expenses and other	$90,082	$94,186

Other liabilities:
Retirement benefit obligations-long-term portion	$66,283	$65,133

Total other liabilities	$66,283	$65,133

8. Income Tax Expense

Income tax expense includes U.S. federal, state and local, and foreign income taxes, and is based on reported pre-tax income. Income tax expense is provided on an interim basis based upon the Company’s estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The effective income tax rates for the three month periods ended September 30, 2005 and 2004 were 37.1% and 37.4%, respectively. For the six month periods ended September 30, 2005 and 2004, the effective income tax rates were 37.6% and 36.5%, respectively.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

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

Components of the net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Three Months Ended September 30,	2005	2004	2005	2004	2005	2004
Service cost	$222	$213	$246	$164	$272	$235
Interest cost	646	649	159	144	1,134	1,172
Expected return on plan assets	(697)	(733)	(125)	(89)	—	—
Net amortization and deferral	209	144	5	—	438	476

Net periodic benefit cost	$380	$273	$285	$219	$1,844	$1,883

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Six Months Ended September 30,	2005	2004	2005	2004	2005	2004
Service cost	$444	$426	$430	$328	$544	$470
Interest cost	1,292	1,298	302	288	2,268	2,344
Expected return on plan assets	(1,394)	(1,466)	(210)	(178)	—	—
Net amortization and deferral	418	288	5	—	876	952

Net periodic benefit cost	$760	$546	$527	$438	$3,688	$3,766

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included on the accompanying Consolidated Balance Sheets of the Company. As of September 30, 2005, the Company does not expect to make contributions to the defined benefit pension plans during fiscal 2006.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on the accounting for the effects of the Act. The Company adopted FSP No. 106-2 on March 31, 2005. The effects of the adoption resulted in a reduction of $10,500 to the Company’s accumulated other post-retirement benefit obligation at March 31, 2005. This amount is being amortized over approximately twelve years. For the quarter and six months ended September 30, 2005, the effects of the adoption of FSP No. 106-2 resulted in a reduction of the Company’s net periodic benefit cost of $225 and $450, respectively.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Refer to Part II, Item 1, “Legal Proceedings.”

11. Business Segment Information

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Operating income (loss) for each of the Company’s reportable business segments reflects the full allocation of all distribution, corporate, and research and development expenses to the reportable segments. These allocations are based upon variables such as segment headcount and revenues. The accounting policies for reportable segments are the same as those for the consolidated Company. For the quarter and six months ended September 30, 2005, revenues from a single customer did not represent ten percent or more of any segment’s revenues. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Financial information for each of the Company’s reportable business segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Healthcare	$193,992	$179,218	$379,752	$347,632
Life Sciences	58,378	61,382	116,810	123,330
STERIS Isomedix Services	32,000	24,246	64,506	48,681

Total revenues	$284,370	$264,846	$561,068	$519,643

Operating income (loss):
Healthcare	$22,794	$27,284	$46,037	$52,098
Life Sciences	(713)	(800)	(3,044)	(2,553)
STERIS Isomedix Services	4,965	4,383	11,302	9,337

Total operating income	$27,046	$30,867	$54,295	$58,882

Financial information for each of the Company’s geographic areas is presented in the following table. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenues:
United States	$229,284	$210,324	$452,634	$414,361
International	55,086	54,522	108,434	105,282

Total revenues	$284,370	$264,846	$561,068	$519,643

	September 30, 2005	March 31, 2005
Long-lived assets:
United States	$604,757	$607,548
International	143,321	158,042

Total long-lived assets	$748,078	$765,590

12. Repurchases of Common Shares

During the first half of fiscal 2006, the Company repurchased 1,623,300 of its common shares for $39,394, representing an average price of $24.27 per common share. At September 30, 2005, 1,102,700 common shares remained authorized for repurchase and 1,643,654 common shares were held in treasury.

13. Financial and Other Guarantees

The Company generally offers a limited parts and labor warranty on its capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the country where the Company

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

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

Changes in the Company’s warranty liability during the first half of fiscal 2006 were as follows:

Balance, March 31, 2005	$6,230
Warranties issued during the period	4,392
Settlements made during the period	4,469

Balance, September 30, 2005	$6,153

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts generally range in terms from 1 to 5 years and require the Company to maintain and repair capital products over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for such deferred revenue was $15,164 and $13,081 as of September 30, 2005 and March 31, 2005, respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

14. Foreign Currency Forward Contracts

The Company enters into forward contracts to hedge potential foreign currency gains and losses that arise from assets and liabilities denominated in foreign currencies, including inter-company transactions. The Company does not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized on the accompanying Consolidated Statements of Income within “Selling, general, and administrative expenses.” At September 30, 2005, the Company had forward contracts outstanding to sell euros and British pounds sterling with notional amounts of 22.2 million euros and 4.1 million British pounds sterling, respectively. In addition, at September 30, 2005, the Company had forward contracts outstanding to buy Canadian dollars with a notional amount of 18.7 million Canadian dollars.

15. Business Acquisitions

The Company’s consolidated financial statements include the results of operations for acquired businesses from the date of the respective acquisition. During fiscal 2005, the Company acquired FHSurgical (“FHSurgical”) (on March 24, 2005), certain assets of Cosmed Group, Inc. (“Cosmed”) (on January 7, 2005), and Albert Browne Limited (“Browne”) (on September 15, 2004). The purchase price of the FHSurgical and Cosmed acquisitions has been preliminarily allocated to net assets and goodwill and is subject to further adjustment as the Company finalizes costs associated with the respective acquisition and the valuation of their net assets. Additional information regarding recently acquired businesses is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Pursuant to the terms of the Share Purchase Agreement with respect to Hamo Holding AG (“Hamo”), the final settlement of certain working capital adjustments and the resolution of certain indemnification claims were made during the first quarter of fiscal 2006. Amounts received by the Company amounted to 2,150,000 Swiss francs (approximately $1.7 million) and are included in “Non-operating expense, net” on the Consolidated Statements of Income. Hamo was acquired by the Company during fiscal 2004.

16. Business Disposition

During the third quarter of fiscal 2005, the Company sold its Detach™ product line (automated cleaning systems for comparative medicine). During the second quarter and first half of fiscal 2005, revenues generated from this product line amounted to approximately $2.2 million and $4.2 million, respectively.

17. Subsequent Events

On October 31, 2005, the Company completed the sale of its freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.0 million euros (approximately $24.0 million). The transaction is anticipated to result in an after-tax gain to the Company of approximately $4.0 million. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment and had revenues of approximately $40.0 million in fiscal 2005.

Subsequent to September 30, 2005, forward contracts to sell euros and British pounds sterling with notional amounts of 22.2 million euros and 4.1 million British pounds sterling matured. In addition, forward contracts to buy Canadian dollars with a notional amount of 18.7 million Canadian dollars matured.

Subsequent to September 30, 2005, the Company entered into forward contracts to sell euros with a notional amount of 14.4 million euros and entered into forward contracts to buy Canadian dollars with a notional amount of 15.0 million Canadian dollars.

On October 26, 2005, the Company announced that its Board of Directors had declared a quarterly cash dividend in the amount of $.04 per common share, payable on December 7, 2005, to shareholders of record as of November 16, 2005.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of September 30, 2005, the related consolidated statements of income for the three and six month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the six month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

November 8, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Measures. In the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the Company, at times, may refer to financial measures that are not required to be presented in the consolidated financial statements under U.S. generally accepted accounting principles. The Company has used the following financial measures that are not required to be presented under U.S. generally accepted accounting principles in the context of this report: Backlog, debt to capital, and days sales outstanding. The Company defines these financial measures as follows:

•	Backlog - is defined by the Company as the amount of unfilled capital purchase orders at a point in time. The Company uses this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•	Debt to capital - is defined by the Company as total debt divided by the sum of total debt and shareholders’ equity. The Company uses this figure as a financial liquidity measure to gauge its ability to borrow, provide strength/protection against creditors, fund growth, develop outside of its current business operations, and measure the risk of the Company’s financial structure.

•	Days sales outstanding (“DSOs”) - is defined by the Company as the average collection period for sales revenues. It is calculated as net accounts receivable divided by the trailing four quarter’s revenues, multiplied by 365. The Company uses this figure to help gauge the quality of its accounts receivable and expected time to collect.

In the following sections of MD&A, the Company, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the Securities and Exchange Commission. Non-GAAP financial measures used by the Company are as follows:

•	Free cash flow - is defined by the Company as cash flows from operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, which is also presented in the Consolidated Statements of Cash Flows. The Company uses this measure to gauge its ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table reconciles the calculations of the Company’s free cash flow for the six months ended September 30, 2005 and 2004:

(dollars in thousands)	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities	$84,319	$61,376
Purchases of property, plant, equipment, and intangibles, net	22,737	25,535

Free cash flow	$61,582	$35,841

The Company, at times, may refer to its results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the periods presented. For example, when discussing changes in revenues, the Company may, at times, exclude the impact of recently completed acquisitions and dispositions.

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

•	Revenues - The Company’s revenues are presented net of sales returns and allowances.

•	Product Revenues - Product revenues are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, freeze dryers, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Service Revenues - Service revenues are defined by the Company as revenues generated from parts and labor associated with the maintenance, repair, and installation of capital equipment, as well as revenues generated from contract sterilization offered through the Company’s Isomedix Services segment.

•	Capital Revenues - Capital revenues, a subset of product revenues, are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, freeze dryers, VHP® technology, water stills, and pure steam generators; and surgical lights and tables.

•	Consumable Revenues - Consumable revenues are defined by the Company as revenues generated from sales of the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Recurring Revenues - Recurring revenues are defined by the Company as revenues generated from sales of consumable products and service revenues.

•	Acquired Revenues - Acquired revenues are defined by the Company as base revenues generated from acquired businesses or assets and additional volumes driven through acquired businesses or assets. The Company will use such measure for up to a year after acquisition.

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

The Company’s revenues are primarily derived from the healthcare and pharmaceutical industries. Much of the growth in its markets is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years. In addition, each of STERIS’s core industries are also benefiting from specific trends that drive growth. Within the healthcare market, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased Food & Drug Administration (“FDA”) scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where Isomedix competes, an increasing trend toward the outsourcing of sterilization services continues to drive growth.

Beyond STERIS’s core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. Through STERIS’s Life Sciences segment, the Company is actively pursuing new opportunities to adapt its proven technologies to meet the needs of emerging markets such as defense, aerospace, and industrial decontamination.

Fiscal 2006 second quarter and first half revenues were $284.4 million and $561.1 million, respectively, representing increases of 7.4% and 8.0%, respectively, as compared to the same prior year periods. Revenue growth in the second quarter and first half of fiscal 2006 was driven by increased revenues within the Company’s

Healthcare and Isomedix Services segments. Fiscal 2006 second quarter and year to date revenues benefited from revenues associated with the acquisitions of Browne, FHSurgical, and certain assets of Cosmed, all of which occurred during the last twelve months. Revenue growth as a result of these acquisitions was 5.7% and 5.5%, respectively, for the second quarter and first half of fiscal 2006. Organic revenue growth during the second quarter and first half of fiscal 2006 was negatively impacted by continued weaknesses in the Company’s Life Sciences segment, primarily related to international freeze dryer sales, as well as reduced demand for various products in the Company’s surgical support business, and was 1.7% and 2.5%, respectively.

The Company’s gross margin percentages were 40.9% and 41.7%, for the second quarter and first half of fiscal 2006, respectively, representing decreases of 120 basis points and 90 basis points, respectively, from the same prior year periods. Gross margins for both fiscal 2006 periods were negatively impacted by higher raw material costs, particularly for stainless steel and certain petroleum-based chemicals, as well as increased freight costs related to increases in fuel prices. Gross margins were also negatively impacted by direct costs associated with the operations of recently acquired businesses and reduced volumes within certain manufacturing processes, which resulted in lower fixed cost absorption. Fiscal 2005 margins were negatively impacted by weak margins in the Company’s former Detach™ business. This business was disposed of by the Company during the third quarter of fiscal 2005.

The Company’s financial position and cash flows remain strong. A continued focus on working capital management and reduced capital spending levels resulted in fiscal 2006 first half free cash flow of $61.6 million. The Company continues to maintain low debt levels with its debt-to-capital ratio approximating 12.8% at September 30, 2005. During the first half of fiscal 2006, the Company continued to repurchase shares through a common share repurchase program, in which approximately 1.6 million common shares were repurchased at an average purchase price per share of $24.27. The Company also paid cash dividends during the first half of fiscal 2006 of $0.08 per common share. The Company’s strong financial position and cash flows currently give it the financial flexibility to consider certain strategic alternatives to return value to shareholders, such as or including strategic acquisitions, other initiatives that strengthen the Company’s long-term competitive position, potential common share repurchases, and cash dividends.

On October 31, 2005, the Company completed the sale of its freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.0 million euros (approximately $24.0 million). The transaction is anticipated to result in an after-tax gain to the Company of approximately $4.0 million. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment and had revenues of approximately $40.0 million in fiscal 2005.

Additional information regarding the Company’s fiscal 2006 second quarter and first half financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability.

Business Acquisitions. The Company’s financial results include the results of operations for acquired businesses from the date of the respective acquisition. During fiscal 2005, the Company acquired FHSurgical (on March 24, 2005), certain assets of Cosmed (on January 7, 2005), and Browne (on September 15, 2004). Fiscal 2006 second quarter and first half operating results include aggregate revenues of $15.1 million and $28.5 million, respectively, related to these acquisitions. Fiscal 2006 second quarter and first half gross margins related to recently-acquired businesses amounted to $7.9 million and $14.7 million, respectively, resulting in acquisition-related gross margin percentages of 52.3% and 51.6% for the fiscal 2006 second quarter and first half, respectively.

Business Dispositions. During the third quarter of fiscal 2005, the Company sold its Detach™ product line (automated cleaning systems for comparative medicine). During the second quarter and first half of fiscal 2005, revenues generated from this product line amounted to approximately $2.2 million and $4.2 million, respectively. Fiscal 2005 gross margins associated with the Detach™ product line were minimal.

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the second quarter of fiscal 2006, the Company’s revenues were favorably impacted by $1.0 million, or 0.3%, and net income was favorably impacted by $0.5 million, or 3.3%, as compared to the same period in fiscal 2005 as a result of foreign currency fluctuations. During the first half of fiscal 2006, the Company’s revenues were favorably impacted by $2.9 million, or 0.5%, and net income was negatively impacted by $0.2 million, or 0.7%, as compared to the same prior year period.

Results of Operations. The following subsections provide information regarding the Company’s results of operations for the second quarter and first half of fiscal 2006 as compared to the same fiscal 2005 periods.

Revenues. The following table contains information regarding the Company’s revenues for the second quarter and first half of fiscal 2006 and 2005:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
	2005	2004			2005	2004
Capital Revenues	$122,929	$119,722	$3,207	2.7%	43.2%	45.2%
Consumable Revenues	61,748	56,890	4,858	8.5%	21.7%	21.5%

Product Revenues	184,677	176,612	8,065	4.6%	64.9%	66.7%

Service Revenues	99,693	88,234	11,459	13.0%	35.1%	33.3%

Total Revenues	$284,370	$264,846	$19,524	7.4%	100.0%	100.0%

Service Revenues	$99,693	$88,234	$11,459	13.0%	35.1%	33.3%
Consumable Revenues	61,748	56,890	4,858	8.5%	21.7%	21.5%

Recurring Revenues	161,441	145,124	16,317	11.2%	56.8%	54.8%

Capital Revenues	122,929	119,722	3,207	2.7%	43.2%	45.2%

Total Revenues	$284,370	$264,846	$19,524	7.4%	100.0%	100.0%

United States	$229,284	$210,324	$18,960	9.0%	80.6%	79.4%
International	55,086	54,522	564	1.0%	19.4%	20.6%

Total Revenues	$284,370	$264,846	$19,524	7.4%	100.0%	100.0%

	Six Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
	2005	2004			2005	2004
Capital Revenues	$233,679	$230,484	$3,195	1.4%	41.6%	44.4%
Consumable Revenues	127,918	114,553	13,365	11.7%	22.8%	22.0%

Product Revenues	361,597	345,037	16,560	4.8%	64.4%	66.4%

Service Revenues	199,471	174,606	24,865	14.2%	35.6%	33.6%

Total Revenues	$561,068	$519,643	$41,425	8.0%	100.0%	100.0%

Service Revenues	$199,471	$174,606	$24,865	14.2%	35.6%	33.6%
Consumable Revenues	127,918	114,553	13,365	11.7%	22.8%	22.0%

Recurring Revenues	327,389	289,159	38,230	13.2%	58.4%	55.6%

Capital Revenues	233,679	230,484	3,195	1.4%	41.6%	44.4%

Total Revenues	$561,068	$519,643	$41,425	8.0%	100.0%	100.0%

United States	$452,634	$414,361	$38,273	9.2%	80.7%	79.7%
International	108,434	105,282	3,152	3.0%	19.3%	20.3%

Total Revenues	$561,068	$519,643	$41,425	8.0%	100.0%	100.0%

Quarter over Quarter Comparison

Revenues increased $19.5 million, or 7.4%, to $284.4 million for the quarter ended September 30, 2005, as compared to $264.8 million for the same prior year quarter. As compared to the second quarter of fiscal 2005, recurring revenues increased $16.3 million, or 11.2%. The recurring revenues increase was generated from a 13.0% increase in service revenues and an 8.5% increase in consumable revenues. Strong recurring revenue growth quarter-over-quarter was driven primarily by recent acquisitions, which contributed 7.9% to the recurring revenues growth rate, while the organic revenue growth rate was 3.4%. Excluding revenues generated from recent acquisitions, capital revenues remained flat quarter-over-quarter, and were negatively impacted by continued weakness in the Company’s Life Sciences segment, particularly within the European pharmaceutical marketplace, as well as reduced demand for various products in the Company’s surgical support business.

International revenues for the second quarter of fiscal 2006 amounted to $55.1 million, an increase of $0.6 million, or 1.0%, as compared to the second quarter of fiscal 2005. Positive overall international recurring and capital Healthcare revenues growth was offset by continued weakness within the Company’s Life Sciences segment, primarily within the European marketplace, where capital equipment revenues declined 58.6%. This decline was primarily driven by lower levels of freeze dryer sales within the European marketplace. The international recurring revenues growth was driven by additional revenues generated from sales of consumable products from the Browne business, which was acquired in September 2004. International Healthcare capital revenues, which were positively impacted by sales generated from the recently acquired FHSurgical business, grew 41.9%.

United States revenues for the second quarter of fiscal 2006 amounted to $229.3 million, representing an increase of $19.0 million, or 9.0%, as compared to the second quarter of fiscal 2005. United States revenues benefited from strong performance in the Isomedix Services segment, which was comprised of 4.6% organic revenue growth and 27.4% acquisition-related revenue growth associated with Cosmed. United States revenues also benefited from strong underlying demand for the Company’s service offerings and consumable products, particularly in the Healthcare segment.

Year over Year Comparison

Revenues increased $41.4 million, or 8.0%, to $561.1 million for the first half of fiscal 2006, as compared to $519.6 million for the same prior year period. As compared to the first half of fiscal 2005, recurring revenues increased 13.2%, and were driven by acquisition-related growth, which contributed 7.7% to the period-over-period growth rate. Excluding revenues generated from recent acquisitions, capital revenues declined 1.3% period-over-period, and were negatively impacted by reduced demand levels in the Company’s Life Sciences international pharmaceutical marketplace, primarily for freeze dryers, as well as reduced demand for various products in the Company’s surgical support business.

International revenues for the first half of fiscal 2006 amounted to $108.4 million, an increase of $3.2 million, or 3.0%, as compared to the first half of fiscal 2005. Fiscal 2006 year-to-date international revenues were positively impacted by strong recurring and capital revenue growth within the international Healthcare marketplace as a result of the acquisitions of Browne and FHSurgical. Within the Company’s Life Sciences segment, continued weakness in demand for capital equipment, primarily for freeze dryers, within the European marketplace, offset positive growth in international Healthcare capital revenues.

United States revenues for the first half of fiscal 2006 amounted to $452.6 million, an increase of $38.3 million, or 9.2%, as compared to the first half of fiscal 2005. Fiscal 2006 year-to-date United States revenues benefited from strong performance in the Isomedix Services segment, which resulted from the acquisition of Cosmed. United States revenues also benefited from strong underlying demand for the Company’s service offerings and consumable products, particularly in the Healthcare segment.

Revenues are further discussed on a segment basis in the section of MD&A titled “Business Segment Results of Operations.”

Gross Profit. The following table contains information regarding the Company’s gross profit for the three and six months ended September 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2005	2004
Gross Profit:
Product	$74,683	$74,024	$659	0.9%
Service	41,550	37,464	4,086	10.9%

Total Gross Profit	$116,233	$111,488	$4,745	4.3%

Gross Profit Percentage:
Product	40.4%	41.9%
Service	41.7%	42.5%

Total Gross Profit Percentage	40.9%	42.1%

	Six Months Ended September 30,		Change	Percent Change
	2005	2004
Gross Profit:
Product	$149,965	$147,255	$2,710	1.8%
Service	84,039	74,125	9,914	13.4%

Total Gross Profit	$234,004	$221,380	$12,624	5.7%

Gross Profit Percentage:
Product	41.5%	42.7%
Service	42.1%	42.5%

Total Gross Profit Percentage	41.7%	42.6%

Gross profit (margin) is impacted by the volume, pricing, and mix of sales of the Company’s products and services, as well as the costs associated with the products and services that are sold. Gross margin for the second quarter of fiscal 2006 amounted to 40.9%, representing a decrease of 120 basis points as compared to the same prior year period. For the first half of fiscal 2006, gross margin amounted to 41.7%, representing a decrease of 90 basis points as compared to the same prior year period. Gross margins for both fiscal 2006 periods were negatively impacted by higher raw material costs, particularly for stainless steel and certain petroleum-based chemicals, as well as increased freight costs related to increases in fuel prices. Gross margins were also negatively impacted by direct costs associated with the operations of recently acquired businesses and reduced volumes within the Life Sciences segment, which resulted in lower fixed cost absorption within certain manufacturing processes. These costs were partially offset by improved manufacturing efficiencies reflecting the Company’s efforts to apply lean principles and a more favorable revenue mix.

Operating Expenses. The following table contains information regarding the Company’s operating expenses for the three and six months ended September 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2005	2004
Operating Expenses:
Selling, General, and Administrative	$79,165	$71,944	$7,221	10.0%
Research and Development	10,022	8,677	1,345	15.5%

Total Operating Expenses	$89,187	$80,621	$8,566	10.6%

	Six Months Ended September 30,		Change	Percent Change
	2005	2004
Operating Expenses:
Selling, General, and Administrative	$160,958	$144,510	$16,448	11.4%
Research and Development	18,751	17,988	763	4.2%

Total Operating Expenses	$179,709	$162,498	$17,211	10.6%

Significant components of total Selling, General, and Administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenue, SG&A increased 60 basis points and 90 basis points, respectively, to 27.8% and 28.7%, respectively, for the second quarter and first half of fiscal 2006 as compared to the same prior year periods. The increase in SG&A in both fiscal 2006 periods resulted primarily from the absorption of direct costs associated with the operations of recently acquired businesses. In addition, the Company incurred higher advertising and trade show costs during the fiscal 2006 year to date period as a result of marketing efforts related to products and services of these acquired businesses. Expenses for professional fees also contributed to the increase in SG&A for the fiscal 2006 year to date period. These fees increased as a result of various long-term strategic initiatives undertaken to improve business and management processes.

As a percentage of total revenues, research and development expenses were 3.5% and 3.3% for the three and six month periods ended September 30, 2005, respectively, as compared to 3.3% and 3.5%, respectively, for the same prior year periods. For the three and six month periods ended September 30, 2005, research and development expenses increased 15.5% and 4.2% to $10.0 million and $18.8 million, respectively, as compared to $8.7 million and $18.0 million during the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. The Company continues to focus research and development efforts on product development, product improvements, and the development of new technological innovations. Research and development efforts continue to be focused in the defense and industrial areas, sterile processing combination technologies, and the area of prions, or infectious proteins.

Non-Operating Expense, Net. The following table contains information regarding the Company’s non-operating expense, net for the three and six months ended September 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended September 30,		Change
	2005	2004
Non-Operating Expense, Net:
Interest Expense	$1,303	$903	$400
Interest and Miscellaneous Income	(366)	(218)	(148)

Total Non-Operating Expense, Net:	$937	$685	$252

	Six Months Ended September 30,		Change
	2005	2004
Non-Operating Expense, Net:
Interest Expense	$2,524	$1,890	$634
Interest and Miscellaneous Income	(2,293)	(504)	(1,789)

Total Non-Operating Expense, Net:	$231	$1,386	$(1,155)

Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income.

Interest expense increased $0.4 million and $0.6 million during the second quarter and first half of fiscal 2006, respectively, as compared to the same prior year periods as a result of higher average debt levels during both fiscal 2006 periods. Interest and other miscellaneous income increased $1.8 million during the first half of fiscal 2006 as compared to the same prior year period. This increase resulted primarily from the final settlement of certain working capital adjustments and the resolution of certain indemnification claims pursuant to the terms of the Share Purchase Agreement with respect to Hamo, which was acquired by the Company during fiscal 2004. This settlement occurred during the first quarter of fiscal 2006.

Income Tax Expense. The following table contains information regarding the Company’s income tax expense and effective income tax rates for the three and six months ended September 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2005	2004
Income Tax Expense	$9,694	$11,289	$(1,595)	-14.1%
Effective Income Tax Rate	37.1%	37.4%

	Six Months Ended September 30,		Change	Percent Change
	2005	2004
Income Tax Expense	$20,317	$20,986	$(669)	-3.2%
Effective Income Tax Rate	37.6%	36.5%

The Company provides for income tax expense on an interim basis based upon the Company’s estimate of its annual effective income tax rate, adjusted quarterly for discrete items. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and the taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives.

The Company’s effective income tax rates were negatively impacted from a reduction of operating profits generated in international tax jurisdictions and the inability of the Company to utilize a portion of foreign tax credits against foreign profits taxed in the United States.

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

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005. The following table contains information regarding business segment revenues for the three and six months ended September 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2005	2004
Revenues:
Healthcare	$193,992	$179,218	$14,774	8.2%
Life Sciences	58,378	61,382	(3,004)	-4.9%
STERIS Isomedix Services	32,000	24,246	7,754	32.0%

Total Revenues	$284,370	$264,846	$19,524	7.4%

	Six Months Ended September 30,		Change	Percent Change
	2005	2004
Revenues:
Healthcare	$379,752	$347,632	$32,120	9.2%
Life Sciences	116,810	123,330	(6,520)	-5.3%
STERIS Isomedix Services	64,506	48,681	15,825	32.5%

Total Revenues	$561,068	$519,643	$41,425	8.0%

Healthcare Segment

Healthcare segment revenues represented 68.2% of total revenues for the second quarter of fiscal 2006 as compared to 67.6% for the same prior year period. Healthcare revenues increased $14.8 million, or 8.2%, to $194.0 million for the quarter ended September 30, 2005, as compared to $179.2 million for the second quarter of fiscal 2005. Healthcare recurring revenue growth, which increased 8.4% quarter-over-quarter, was fueled by strong service revenue growth within the United States marketplace and increased international consumable revenues primarily related to the recently-acquired Browne business. Excluding the impact of Browne, which contributed 10.2% to the Healthcare consumable revenue growth rate, Healthcare consumable revenues remained flat quarter-over-quarter. Healthcare capital revenues, which benefited from the FHSurgical acquisition, increased 8.1% quarter-over-quarter, primarily within the segment’s international marketplace. Healthcare capital revenues were negatively impacted by reduced demand for various products in the Company’s surgical support business. At September 30, 2005, the Healthcare segment’s backlog amounted to $70.7 million, representing a decrease of $1.7 million, or 2.2%, as compared to September 30, 2004. As compared to the first quarter of fiscal 2005, the segment’s backlog levels were flat.

Healthcare segment revenues represented 67.7% of total revenues for the first half of fiscal 2006 as compared to 66.9% for the same prior year period. Healthcare revenues increased $32.1 million, or 9.2%, to $379.8 million for the six months ended September 30, 2005, as compared to $347.6 million for the same prior year period. Recurring and capital revenues within the segment increased 10.5% and 7.8%, respectively, period-over-period, for the reasons presented in the preceding paragraph.

Life Sciences Segment

Life Sciences segment revenues represented 20.5% of total revenues for the second quarter of fiscal 2006 as compared to 23.2% for the same prior year period. Life Sciences revenues decreased $3.0 million, or 4.9%, to $58.4 million for the quarter ended September 30, 2005, as compared to $61.4 million for the second quarter of fiscal 2005. The decline in Life Sciences revenues was driven by an 11.1% decrease in capital revenues. Positive capital revenue growth within the United States marketplace was offset by continued weakness in demand within the international pharmaceutical marketplace, particularly for freeze dryers in Europe, where capital revenues declined 58.6%. The overall decline in capital revenues within the segment was partially offset by 2.7% and 11.9% increases in United States consumable and service revenues, respectively. During the second quarter of fiscal 2005, international capital revenues generated from the Detach product line amounted to $2.2 million and contributed to the quarter-over-quarter relative decline. At September 30, 2005, the Life Sciences segment’s backlog amounted to $53.8 million, representing a decrease of $7.3 million, or 11.9% over the September 30, 2004 level. As compared to the first quarter of fiscal 2006, backlog levels in the segment were flat.

Life Sciences segment revenues represented 20.8% of total revenues for the first six months of fiscal 2006 as compared to 23.7% for the same prior year period. Life Sciences revenues decreased $6.5 million, or 5.3%, to $116.8 million for the first half of fiscal 2006, as compared to $123.3 million for the same prior year period. The decline in Life Sciences revenues was driven by a 13.8% decrease in capital revenues, the reasons for which were presented in the preceding paragraph. An increase of 5.3% in recurring revenues partially offset the segment’s year-over-year decline in capital revenues. During the first half of fiscal 2005, international capital revenues generated from the Detach product line amounted to $4.2 million and contributed to the year-over-year relative decline.

Isomedix Services Segment

STERIS Isomedix Services segment revenues represented 11.3% of total revenues for the second quarter of fiscal 2006 as compared to 9.2% for the same prior year period. The segment experienced revenue growth of $7.8 million, or 32.0%, to $32.0 million during the second quarter of fiscal 2006, as compared to the second quarter of fiscal 2005. The addition of Cosmed to the segment’s operations contributed 27.4% to the segment’s growth rate for the second quarter of fiscal 2006, while the organic revenue growth rate was 4.6%.

STERIS Isomedix Services segment revenues represented 11.5% of total revenues for the first six months of fiscal 2006 as compared to 9.4% for the same prior year period. The segment experienced revenue growth of $15.8 million, or 32.5%, to $64.5 million during the first half of fiscal 2006, as compared to the first six months of fiscal 2005. The addition of Cosmed to the segment’s operations contributed 26.5% to the segment’s growth rate for the first half of fiscal 2006, while the organic revenue growth was 6.0%.

The following table contains information regarding business segment operating income (loss) for the three and six months ended September 30, 2005 and 2004:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2005	2004
Operating Income (Loss):
Healthcare	$22,794	$27,284	$(4,490)	-16.5%
Life Sciences	(713)	(800)	87	10.9%
STERIS Isomedix Services	4,965	4,383	582	13.3%

Total Operating Income	$27,046	$30,867	$(3,821)	-12.4%

	Six Months Ended September 30,		Change	Percent Change
	2005	2004
Operating Income (Loss):
Healthcare	$46,037	$52,098	$(6,061)	-11.6%
Life Sciences	(3,044)	(2,553)	(491)	-19.2%
STERIS Isomedix Services	11,302	9,337	1,965	21.0%

Total Operating Income	$54,295	$58,882	$(4,587)	-7.8%

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

Healthcare Segment

Healthcare operating income decreased $4.5 million and $6.1 million for the second quarter and first six months of fiscal 2006, respectively, as compared to the same prior year periods. The segment’s operating margins were 11.7% and 12.1% for the second quarter and first half of fiscal 2006, respectively, representing decreases of 350 basis points and 290 basis points over the same prior year periods, respectively. Operating results for both fiscal 2006 periods were negatively impacted by higher raw material costs, particularly for stainless steel and certain petroleum based chemicals, as well as increased freight costs related to increases in fuel prices. Operating margins for both fiscal 2006 periods also reflect additional direct costs associated with Browne and FHSurgical, which were acquired during the last twelve months.

Life Sciences Segment

Life Sciences operating loss was $0.7 million and $3.0 million for the second quarter and first six months of fiscal 2006, respectively, as compared to a loss of $0.8 million and $2.6 million for the same prior year periods, respectively. The segment’s operating results for all periods presented were negatively impacted by reduced volumes and the resulting lower fixed cost absorption. Fiscal 2006 operating results were also negatively impacted by increased raw material costs.

STERIS Isomedix Services Segment

STERIS Isomedix Services operating income increased $0.6 million and $2.0 million for the second quarter and first six months of fiscal 2006, respectively, as compared to the same prior year periods. The segment’s operating margins were 15.5% and 17.5% for the second quarter and first half of fiscal 2006, respectively, representing decreases of 260 basis points and 170 basis points over the same prior year periods, respectively. Operating margins for both fiscal 2006 periods reflect additional direct costs associated with Cosmed, which was acquired in January 2005. Operating margins also reflect a change in revenue mix that resulted from the acquisition of Cosmed, whereby a greater portion of the segment’s revenues are generated from ethylene oxide, which typically carry lower margins.

Liquidity and Capital Resources. The following table summarizes significant components of the Company’s cash flows for the six months ended September 30, 2005 and 2004:

Cash Flows

	Six Months Ended September 30,
(dollars in thousands)	2005	2004
Operating activities:
Net income	$33,747	$36,510
Non-cash items	29,003	33,749
Changes in operating assets and liabilities, excluding the effects of business acquisitions	21,569	(8,883)

Net cash provided by operating activities	$84,319	$61,376

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(22,737)	$(25,535)
Investments in businesses, net of cash acquired	(1,504)	(52,923)

Net cash used in investing activities	$(24,241)	$(78,458)

Financing activities:
Proceeds (payments) under credit facilities, net	$1,700	$(2,158)
Payments on long-term obligations and capital leases, net	(1,932)	(2,104)
Repurchases of common shares	(39,394)	(33,868)
Cash dividends paid to common shareholders	(5,494)	—
Deferred financing fees	(217)	—
Stock option and other equity transactions, net	5,992	7,589

Net cash used in financing activities	$(39,345)	$(30,541)

Debt-to-captial ratio	12.8%	13.5%

Free cash flow	$61,582	$35,841

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $84.3 million for the first half of fiscal 2006 as compared to $61.4 million for the first half of fiscal 2005. Operating cash flows were derived as follows:

•	Non-cash items- Non-cash items were $29.0 million for the first half of fiscal 2006 as compared to $33.7 million for the first half of fiscal 2005. Non-cash items include depreciation, depletion, and amortization, changes in deferred income taxes, and other items. The most significant component of non-cash items in both periods presented was depreciation, depletion, and amortization, which amounted to $28.4 million and $24.3 million for the first six months of fiscal 2006 and 2005, respectively. The $4.1 million increase in depreciation, depletion, and amortization, period-over-period, was the result of increased levels of depreciable assets and intangibles, driven primarily by the fiscal 2005 acquisitions of Browne and Cosmed.

•	Working Capital- Excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions, working capital decreased $21.6 million and increased $8.9 million for the first six months of fiscal 2006 and 2005, respectively. Information regarding significant components of the Company’s fiscal 2006 first half working capital change is as follows (excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions):

•	Accounts receivable, net- Accounts receivable, net decreased $53.1 million during the first half of fiscal 2006. Accounts receivable balances are influenced by the timing of revenues, customer collections, and progress billings that are accounted for under the percentage of completion method of accounting for construction-type contracts. Accounts receivable days sales outstanding decreased to 72 days at September 30, 2005, from 92 days at March 31, 2005. The decrease in DSOs from the March 31, 2005 level is reflective of improved and enhanced collection procedures.

•	Inventories, net- Inventories, net increased $16.9 million during the first half of fiscal 2006. The Company has established targeted inventory production levels at certain manufacturing facilities, whereby a relatively constant stream of inventory production occurs, which may result in varying inventory levels during the year as a result of customer demand fluctuations.

•	Accounts payable, net- Accounts payable, net decreased $8.0 million during the first half of fiscal 2006 due primarily to varying payment due dates of accounts payable obligations and the Company’s cash management strategies.

•	Accruals and other, net- Accruals and other, net decreased $4.3 million during the first half of fiscal 2006. The decrease in accruals and other, net during the first half of fiscal 2006 was driven by the timing of payments under the Company’s management incentive compensation programs. A reduction of accruals under various employee compensation programs and a decrease in deferred revenues also contributed to the decrease in accruals and other, net during the fiscal 2006 first half. These amounts are influenced by the timing and mix of revenues.

Net Cash Used In Investing Activities- Cash flows used in investing activities amounted to $24.2 million for the first half of fiscal 2006 as compared to $78.5 million for the first half of fiscal 2005. Information regarding significant components of the Company’s investing cash flows for the first six months of fiscal 2006 and 2005 is as follows:

•	Purchases of property, plant, equipment, and intangibles, net- During the first six months of fiscal 2006, the Company’s capital expenditures amounted to $22.7 million as compared to $25.5 million during the same prior year period. Lower capital spending levels during the first half of fiscal 2006 resulted primarily from the completion of several in process facilities expansion projects and information technology initiatives during the latter half of fiscal 2005. This reduction was partially offset by an increase in Isomedix capital expenditures period-over-period.

•	Investments in businesses, net of cash acquired- During the second quarter of fiscal 2005, the Company acquired Browne. Investment in this business, net of cash acquired and other preliminary purchase accounting adjustments amounted to $52.9 million. During the first half of fiscal 2006, preliminary purchase accounting adjustments for recently completed acquisitions totaled $1.5 million.

Net Cash Used In Financing Activities- Net cash used in financing activities amounted to $39.3 million for the first half of fiscal 2006 as compared to $30.5 million for the first half of fiscal 2005. Information regarding the significant components of the Company’s financing cash flows for the periods presented follows:

•	Repurchases of common shares- During the first half of fiscal 2006, the Company repurchased 1,623,300 of its common shares at an average purchase price of $24.27 per common shares as compared to 1,539,100 of its common shares at an average purchase price of $22.01 per common share during the first half of fiscal 2005.

•	Cash dividend paid to common shareholders- During the first half of fiscal 2006, the Company paid cash dividends totaling $0.08 per outstanding common share ($0.04 per outstanding common share to common shareholders of record on May 31, 2005 and $0.04 per outstanding common share to common shareholders of record on August 12, 2005). Total cash dividends paid during the first half of fiscal 2006 amounted to $5.5 million. The Company did not pay cash dividends during the comparable prior year period.

•	Stock option and other equity transactions, net- Cash flows from stock option and other equity transactions, net are primarily derived from the issuance of the Company’s common shares under various employee stock compensation programs. During the first six months of fiscal 2006 and 2005, cash proceeds from the issuance of common shares under these programs totaled $6.0 million and $9.4 million, respectively.

Sources of Credit and Contractual and Commercial Commitments. Information regarding the Company’s sources of credit and contractual and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005. The Company’s commercial commitments are approximately $42.9 million at September 30, 2005 reflecting a net decline of $30.6 million in surety bonds and other commercial commitments from March 31, 2005. The Company’s contractual commitments have not changed materially from March 31, 2005. The maximum aggregate borrowing limits under the Credit Agreement of the Company described below have not changed since March 31, 2005. At September 30, 2005, the maximum amount available under this Credit Agreement was $239.4 million. The maximum aggregate borrowing limit of $275.0 million under the Credit Agreement is reduced by outstanding amounts and letters of credit issued under a sub-limit within the Credit Agreement. At September 30, 2005, these amounts totaled $2.9 million and $32.7 million, respectively.

As of June 16, 2005, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement (the “Credit Agreement”) dated March 29, 2004 with KeyBank National Association, as administrative agent for the lending institutions party thereto, and with such lending institutions. Among other things, Amendment No. 2 modified the Credit Agreement to amend the facility fee rates and applicable margins, extend the length of the facility to June 15, 2010, increase the swing line commitment component of the Credit Facility to $35.0 million, and relax certain covenants.

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

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the second quarter of fiscal 2006, the Company’s revenues were favorably impacted by $1.0 million, or 0.3%, and net income was favorably impacted by $0.5 million, or 3.3%, as compared to the same period in fiscal 2005 as a result of foreign currency fluctuations. During the first half of fiscal 2006, the Company’s revenues were favorably impacted by $2.9 million, or 0.5% and net income was negatively impacted by $0.2 million, or 0.7% as compared to the same period in fiscal 2005. The Company cannot predict with certainty future changes in foreign currency exchange rates or the effect they will have on the Company’s operations.

Forward-Looking Statements. This document may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, results, or value, (d) the potential of international unrest or effects of fluctuations in foreign currencies of countries where the Company does a sizeable amount of business, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services, and (f) the possibility that the gain from the sale of the freeze dryer product line may not be realized.

Availability of Securities and Exchange Commission Filings. The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the Securities and Exchange Commission. Copies of these materials can be obtained by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, or by accessing the SEC’s website at http://www.sec.gov. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge, on or through the investor relations section of its website at http://www.steris-ir.com. Information on the Company’s website is not incorporated by reference into this report.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that as of September 30, 2005, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No repurchases of common shares were made by or on behalf of the Company during the second quarter of fiscal 2006. As of September 30, 2005, 1,102,700 common shares remained authorized for repurchase under the common share repurchase program that was approved by the Company’s Board of Directors and announced on July 28, 2004. This common share repurchase authorization does not have a stated maturity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company voted on the following items at the Annual Meeting of Shareholders held on July 29, 2005:

(a) Votes regarding the election of the persons named below as Directors of the Company for a term expiring at the Annual Meeting of Shareholders in 2006 were as follows:

	FOR	WITHHELD
Cynthia L. Feldmann	62,875,808	372,618
Stephen R. Hardis	42,517,452	20,730,974
Jacqueline B. Kosecoff	63,019,579	228,847
Raymond A. Lancaster	62,804,081	444,345
J.B. Richey	62,779,954	468,472
Mohsen M. Sohi	62,976,055	272,371
Les C. Vinney	62,676,453	571,973

(b) Votes regarding the proposal to approve the STERIS Corporation Senior Executive Management Incentive Compensation Plan:

FOR	AGAINST	ABSTAIN	BROKER- NON-VOTES
60,161,724	2,749,417	337,285	—

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	STERIS Corporation Senior Executive Management Incentive Compensation Plan filed as Exhibit 10.1 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643), and incorporated herein by reference.

10.2	STERIS Corporation Management Incentive Compensation Plan (as amended) filed as Exhibit 10.2 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643), and incorporated herein by reference.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ LAURIE BRLAS Laurie Brlas Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) November 9, 2005