Form 10-Q
period 2005-12-31
STERIS CORP
filed 2006-02-07
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

Commission file number 1-14643

STERIS Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1482024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5960 Heisley Road, Mentor, Ohio	44060-1834
(Address of principal executive offices)	(Zip code)

440-354-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of January 31, 2006: 67,657,958

STERIS Corporation

Form 10-Q

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	March 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,650	$23,547
Accounts receivable (net of allowances of $8,356 and $9,725, respectively)	209,525	245,471
Inventories, net	121,978	98,487
Current portion of deferred income taxes, net	6,428	6,148
Prepaid expenses and other current assets	11,515	9,829
Assets of discontinued operations	—	36,650

Total current assets	394,096	420,132

Property, plant, and equipment, net	406,343	408,848
Goodwill and intangibles, net	327,088	350,112
Other assets	1,797	1,786
Assets of discontinued operations	—	4,844

Total assets	$1,129,324	$1,185,722

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$2,844	$4,889
Accounts payable	55,773	63,719
Accrued income taxes	10,938	13,361
Accrued payroll and other related liabilities	31,891	38,930
Accrued expenses and other	84,089	77,724
Liabilities of discontinued operations	—	23,193

Total current liabilities	185,535	221,816

Long-term indebtedness	104,659	104,274
Deferred income taxes, net	35,888	36,504
Other liabilities	62,664	60,604
Liabilities of discontinued operations	—	6,886

Total liabilities	388,746	430,084

Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; issued and outstanding shares of 67,657 and 69,627, respectively	159,717	211,657
Retained earnings	591,132	537,526
Accumulated other comprehensive (loss) income:
Minimum pension liability	(5,974)	(5,974)
Cumulative foreign currency translation adjustment	(4,297)	12,429

Total shareholders’ equity	740,578	755,638

Total liabilities and shareholders’ equity	$1,129,324	$1,185,722

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenues:
Product	$189,864	$183,599	$533,856	$511,849
Service	97,628	90,166	295,155	262,784

Total revenues	287,492	273,765	829,011	774,633

Cost of revenues:
Product	115,735	112,743	329,708	311,180
Service	49,661	44,554	148,448	130,997

Total cost of revenues	165,396	157,297	478,156	442,177
Gross profit	122,096	116,468	350,855	332,456

Operating expenses:
Selling, general, and administrative	74,316	69,776	234,196	213,263
Research and development	8,726	8,107	25,564	24,184

Total operating expenses	83,042	77,883	259,760	237,447

Income from continuing operations	39,054	38,585	91,095	95,009
Non-operating expense, net	503	633	735	2,020

Income from continuing operations before income tax expense	38,551	37,952	90,360	92,989
Income tax expense	15,386	14,321	34,859	34,406

Net income from continuing operations	23,165	23,631	55,501	58,583

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(301)	826	1,109	2,384
Gain on the sale of discontinued operations, net of tax of $3,152	5,225	—	5,225	—

Net income	$28,089	$24,457	$61,835	$60,967

Basic earnings per common share:
Income from continuing operations	$0.34	$0.34	$0.81	$0.85
Income from discontinued operations	0.07	0.01	0.09	$0.03

Net income	$0.41	$0.35	$0.90	$0.88

Diluted earnings per common share:
Income from continuing operations	$0.34	$0.34	$0.80	$0.84
Income from discontinued operations	0.07	$0.01	$0.09	$0.03

Net income	$0.41	$0.35	$0.89	$0.87

Cash dividends declared per common share outstanding	$0.04	$—	$0.12	$—

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Operating activities:
Net income	$61,835	$60,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	42,110	37,493
Deferred income taxes	(97)	4,901
Gain on the sale of discontinued operations, net of tax	(5,225)	—
Other items	(6,862)	(2,416)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	34,588	13,034
Inventories, net	(20,401)	2,446
Other current assets	(1,278)	(90)
Accounts payable	(10,724)	(21,803)
Accruals and other, net	(5,020)	(7,022)
Assets of discontinued operations	39,047	(4,759)
Liabilities of discontinued operations	(28,606)	13,200

Net cash provided by operating activities	99,367	95,951

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(34,122)	(38,493)
Purchases of property, plant, equipment, and intangibles, net for discontinued operations	(160)	(300)
Proceeds from the sale of discontinued operations	22,111	—
Investments in businesses, net of cash acquired	(1,504)	(53,323)

Net cash used in investing activities	(13,675)	(92,116)

Financing activities:
Proceeds (payments) under credit facilities, net	1,720	(4,398)
Payments on long-term obligations and capital leases, net	(3,380)	(3,273)
Repurchases of common shares	(64,326)	(33,868)
Cash dividends paid to common shareholders	(8,229)	—
Deferred financing fees	(217)	—
Stock option and other equity transactions, net	10,385	14,581

Net cash used in financing activities	(64,047)	(26,958)

Effect of exchange rate changes on cash and cash equivalents	(542)	1,805

Increase (decrease) in cash and cash equivalents	21,103	(21,318)
Cash and cash equivalents at beginning of period	23,547	80,300

Cash and cash equivalents at end of period	$44,650	$58,982

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and, therefore, operating results for the three and nine month periods ended December 31, 2005 are not necessarily indicative of results that may be expected for the full fiscal year ending March 31, 2006.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. Further information regarding reclassifications of segment revenues and segment operating results is included in Note 12, “Business Segment Information.”

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income:
As reported	$28,089	$24,457	$61,835	$60,967
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	1,383	1,528	4,257	4,501

Pro forma	$26,706	$22,929	$57,578	$56,466

Earnings per common share:
Basic:
As reported	$0.41	$0.35	$0.90	$0.88
Pro forma	0.39	0.33	0.84	0.81
Diluted:
As reported	0.41	0.35	0.89	0.87
Pro forma	0.38	0.32	0.83	0.80

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(shares in thousands)
Weighted average common shares outstanding - basic	68,205	69,134	68,509	69,206
Dilutive effect of common share equivalents	621	704	721	802

Weighted average common shares outstanding and common share equivalents - diluted	68,826	69,838	69,230	70,008

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per common share because the exercise prices were greater than the average market price for the common shares during the periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(shares in thousands)
Number of common share options	2,177	2,554	1,370	2,546
Weighted average exercise price	$26.85	$26.05	$28.26	$26.06

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$28,089	$24,457	$61,835	$60,967
Foreign currency translation adjustments	(6,453)	6,306	(16,726)	12,040

Total comprehensive income	$21,636	$30,763	$45,109	$73,007

4. Business Dispositions

On January 7, 2005, the Company sold its Detach™ product line (automated cleaning systems for comparative medicine). During the third quarter and first nine months of fiscal 2005, revenues generated from this product line amounted to approximately $1.4 million and $5.5 million, respectively.

On October 31, 2005, the Company completed the sale of its freeze dryer (lyophilizer) product line to GEA Group of Germany for 18.3 million euros (approximately $22.1 million). The transaction resulted in an after-tax gain to the Company of approximately $5.2 million. The gain recognized is preliminary because the purchase price is subject to post-closing adjustments. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. Goodwill of $4.9 million was allocated to the freeze dryer product line in connection with its disposition. This product line is presented in the Company’s financial statements as a discontinued operation. Revenues, cost of revenues, operating expenses and income taxes attributable to this product line have been aggregated to a single line on the income statement for all periods presented. Segment results for all periods presented exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments. Revenues and income or loss before income taxes generated by this discontinued operation prior to its disposition were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2005	2004	2005	2004
Revenues	$1,869	$10,624	$21,418	$29,399
(Loss) income before income taxes	$(501)	$1,326	$1,751	$3,784

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Assets and liabilities of the discontinued operation as of March 31, 2005 were as follows:

March 31, 2005
Current assets	$36,650
Property, plant and equipment, net	4,730
Other long term assets	114
Current liabilities	(23,193)
Deferred income taxes, net	(2,358)
Defined benefit pension plan obligations - long-term portion	(4,528)

Net assets of discontinued operations	$11,415

5. Depreciable Assets

Information related to the major categories of the Company’s depreciable assets is as follows:

	December 31, 2005	March 31, 2005
Land and land improvements (1)	$24,014	$23,518
Buildings and leasehold improvements	197,942	193,377
Machinery and equipment	254,873	238,014
Information systems	98,253	94,787
Radioisotope	118,796	108,519
Construction in progress (1)	38,817	35,539

Total property, plant, and equipment	732,695	693,754
Less: accumulated depreciation and depletion	(326,352)	(284,906)

Property, plant, and equipment, net	$406,343	$408,848

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

6. Inventories, Net

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

	December 31, 2005	March 31, 2005
Raw materials	$32,343	$24,823
Work in process	28,168	23,913
Finished goods	61,467	49,751

Inventories, net	$121,978	$98,487

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

7. Debt

Indebtedness was as follows:

	December 31, 2005	March 31, 2005
Private Placement	$100,000	$100,000
Credit facility	2,920	1,200
Other debt	4,583	7,963

Total	107,503	109,163
Less: current portion	2,844	4,889

Long-term portion	$104,659	$104,274

As of June 16, 2005, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement (the “Credit Agreement”) dated March 29, 2004 with KeyBank National Association, as administrative agent for the lending institutions party thereto, and with such lending institutions. Among other things, Amendment No. 2 modified the Company’s existing Credit Agreement to amend the facility fee rates and applicable margins, extend the length of the facility to June 15, 2010, increase the swing line commitment component of the Credit Facility to $35,000, and relax certain covenants.

Additional information regarding the Company’s indebtedness is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005.

8. Additional Consolidated Balance Sheets Information

Additional information related to the Company’s Consolidated Balance Sheets is as follows:

	December 31, 2005	March 31, 2005
Accrued payroll and other related liabilities:
Compensation and related items	$7,573	$10,508
Accrued vacation	11,373	12,390
Accrued bonuses	5,844	7,415
Accrued employee commissions	7,101	8,617

Total accrued payroll and other related liabilities	$31,891	$38,930

Accrued expenses and other:
Deferred revenues	$20,588	$20,904
Self-insured risk retention-GRIC	16,605	16,043
Other insurance	899	1,344
Retirement benefit obligations-current portion	8,694	8,952
Accrued dealer commissions	5,384	4,572
Accrued warranty	5,712	5,299
Other	26,207	20,610

Total accrued expenses and other	$84,089	$77,724

Other liabilities:
Retirement benefit obligations-long-term portion	$62,664	$60,604

Total other liabilities	$62,664	$60,604

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

9. Income Tax Expense

Income tax expense includes U.S. federal, state and local, and foreign income taxes, and is based on reported pre-tax income. Income tax expense is provided on an interim basis based upon the Company’s estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, the Company analyzes various factors, including projections of the Company’s annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, the Company’s ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives. The effective income tax rates for continuing operations for the three month periods ended December 31, 2005 and 2004 were 39.9% and 37.7%, respectively. For the nine month periods ended December 31, 2005 and 2004, the effective income tax rates were 38.6% and 37.0%, respectively.

10. Benefit Plans

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

Components of the net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Three Months Ended December 31,	2005	2004	2005	2004	2005	2004
Service cost	$222	$213	$416	$163	$272	$235
Interest cost	646	649	221	144	1,134	1,172
Expected return on plan assets	(697)	(733)	(230)	(89)	—	—
Net amortization and deferral	209	144	—	—	438	476

Net periodic benefit cost	$380	$273	$407	$218	$1,844	$1,883

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Nine Months Ended December 31,	2005	2004	2005	2004	2005	2004
Service cost	$663	$640	$570	$404	$817	$705
Interest cost	1,939	1,947	302	262	3,401	3,474
Expected return on plan assets	(2,091)	(2,198)	(315)	(267)	—	—
Net amortization and deferral	627	433	—	—	1,315	1,266

Net periodic benefit cost	$1,138	$822	$557	$399	$5,533	$5,445

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included on the accompanying Consolidated Balance Sheets of the Company. As of December 31, 2005, the Company does not expect to make contributions to the defined benefit pension plans during fiscal 2006.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006, as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued FASB Staff Position No. 106-2 (“FSP No. 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on the accounting for the effects of the Act. The Company adopted FSP No. 106-2 on March 31, 2005. The effects of the adoption resulted in a reduction of $10,500 to the Company’s accumulated other post-retirement benefit obligation at March 31, 2005. This amount is being amortized over approximately twelve years. For the quarter and nine months ended December 31, 2005, the effects of the adoption of FSP No. 106-2 resulted in a reduction of the Company’s net periodic benefit cost of $225 and $675, respectively.

11. Contingencies

The Company may be involved in various patent, product liability, consumer, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In the opinion of management, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Government proceedings, claims and litigation are inherently unpredictable and actual results could materially differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

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

Refer to Part II, Item 1, “Legal Proceedings.”

12. Business Segment Information

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Operating income (loss) for each of the Company’s reportable business segments reflects the full allocation of all distribution, corporate, and research and development expenses to the reportable segments. These allocations are based upon variables such as segment headcount and revenues. The accounting policies for

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

reportable segments are the same as those for the consolidated Company. Segment results for all periods presented exclude the freeze dryer product line, which has been presented as a discontinued operation, and reflect the reallocation of corporate overhead charges to all business segments. For the three and nine months ended December 31, 2005, revenues from a single customer did not represent ten percent or more of any segment’s revenues. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005.

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

Financial information for each of the Company’s reportable business segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenues:
Healthcare	$203,668	$197,251	$583,420	$544,883
Life Sciences	52,671	51,589	149,932	156,144
STERIS Isomedix Services	31,153	24,925	95,659	73,606

Total revenues	$287,492	$273,765	$829,011	$774,633

Operating income (loss):
Healthcare	$33,059	$34,557	$77,608	$85,180
Life Sciences	746	(541)	(2,807)	(3,886)
STERIS Isomedix Services	5,249	4,569	16,294	13,715

Total operating income	$39,054	$38,585	$91,095	$95,009

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenues:
United States	$229,512	$218,768	$669,380	$630,344
International	57,980	54,997	159,631	144,289

Total revenues	$287,492	$273,765	$829,011	$774,633

	December 31, 2005	March 31, 2005
Long-lived assets:
United States	$592,784	$607,548
International	142,444	153,198

Total long-lived assets	$735,228	$760,746

13. Repurchases of Common Shares

During the first nine months of fiscal 2006, the Company repurchased 2,577,675 of its common shares for $64,326, representing an average price of $24.96 per common share. At December 31, 2005, 148,325 common shares remained authorized for repurchase and 2,382,475 common shares were held in treasury. On January 25, 2006, the Board of Directors of the Company authorized the purchase of up to three million common shares, replacing the existing authorization.

14. Financial and Other Guarantees

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

Changes in the Company’s warranty liability during the first nine months of fiscal 2006 were as follows:

Balance, March 31, 2005	$5,299
Warranties issued during the period	6,168
Settlements made during the period	(5,755)

Balance, December 31, 2005	$5,712

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts generally range in terms from one to five years and require the Company to maintain and repair capital products over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for such deferred revenue was $13,921 and $13,081 as of December 31, 2005 and March 31, 2005, respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

15. Foreign Currency Forward Contracts

The Company enters into forward contracts to hedge potential foreign currency gains and losses that arise from assets and liabilities denominated in foreign currencies, including inter-company transactions. The Company does not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized on the accompanying Consolidated Statements of Income within “Selling, general, and administrative expenses.” At December 31, 2005, the Company had forward contracts outstanding to sell euros with net notional amounts of 12,100 euros. In addition, at December 31, 2005, the Company had forward contracts outstanding to buy Canadian dollars with a notional amount of 19,000 Canadian dollars.

16. Business Acquisitions

The Company’s consolidated financial statements include the results of operations for acquired businesses from the date of the respective acquisition. During fiscal 2005, the Company acquired FHSurgical (“FHSurgical”) (on March 24, 2005), certain assets of Cosmed Group, Inc. (“Cosmed”) (on January 7, 2005), and Albert Browne Limited (“Browne”) (on September 15, 2004). The purchase prices of the FHSurgical and Cosmed acquisitions have been preliminarily allocated to net assets and goodwill and are subject to further adjustment as the Company finalizes costs associated with the respective acquisition and the valuation of their net assets. Additional information regarding recently acquired businesses is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005.

Pursuant to the terms of the Share Purchase Agreement with respect to Hamo Holding AG (“Hamo”), the final settlement of certain working capital adjustments and the resolution of certain indemnification claims were made during the first quarter of fiscal 2006. Amounts received by the Company amounted to 2,150 Swiss francs (approximately $1,700 ) and are included in “Non-operating expense, net” on the Consolidated Statements of Income. Hamo was acquired by the Company during fiscal 2004.

17. Subsequent Event—Restructuring Activities

On January 30, 2006, the Company announced that the manufacturing portion of its Erie, Pennsylvania operations will be transferred to Mexico to reduce production costs and improve the Company’s competitive position. The Company also announced plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments.

In the fourth quarter of fiscal 2006, the Company expects to incur pre-tax expenses of approximately $30,000, primarily for non-cash expenses related to asset write-downs and accelerated recognition of pension and

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

retiree medical benefits related to the transfer and other restructuring actions. Additionally, the Company anticipates pre-tax expenses associated with the transfer of approximately $35,000 to be incurred over the next several years.

18. Other Subsequent Events

Subsequent to December 31, 2005, forward contracts to sell euros with net notional amounts of 12,100 euros matured. In addition, forward contracts to buy Canadian dollars with a notional amount of 19,000 Canadian dollars matured.

Subsequent to December 31, 2005, the Company entered into forward contracts to sell euros with a notional amount of 10,400 euros and entered into forward contracts to buy Canadian dollars with a notional amount of 16,300 Canadian dollars.

On January 25, 2006, the Company announced that its Board of Directors had declared a quarterly cash dividend in the amount of $.04 per common share, payable on March 8, 2006, to shareholders of record as of February 8, 2006. The Board of Directors also authorized the Company to purchase up to three million of its common shares replacing a previous authorization for the purchase of up to three million shares under which 148,325 shares remained.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of December 31, 2005, the related consolidated statements of income for the three and nine month periods ended December 31, 2005 and 2004, and the consolidated statements of cash flows for the nine month periods ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

February 7, 2006

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

In the following sections of MD&A, the Company, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the Securities and Exchange Commission. Non-GAAP financial measures used by the Company are as follows:

•	Free cash flow - is defined by the Company as cash flows from operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, which is also presented in the Consolidated Statements of Cash Flows. The Company uses this measure to gauge its ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table reconciles the calculations of the Company’s free cash flow for the nine months ended December 31, 2005 and 2004:

(dollars in thousands)	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities	$99,367	$95,951
Purchases of property, plant, equipment, and intangibles, net	(34,282)	(38,793)

Free cash flow	$65,085	$57,158

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

•	Revenues - The Company’s revenues are presented net of sales returns and allowances.

•	Product Revenues - Product revenues are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights, tables and ceiling management systems; and the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Service Revenues - Service revenues are defined by the Company as revenues generated from parts and labor associated with the maintenance, repair, and installation of capital equipment, as well as revenues generated from contract sterilization offered through the Company’s Isomedix Services segment.

•	Capital Revenues - Capital revenues, a subset of product revenues, are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; and surgical lights, tables and ceiling management systems.

•	Consumable Revenues - Consumable revenues, a subset of product revenues, are defined by the Company as revenues generated from sales of the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Recurring Revenues - Recurring revenues are defined by the Company as revenues generated from sales of consumable products and service revenues.

•	Acquired Revenues - Acquired revenues are defined by the Company as base revenues generated from acquired businesses or assets and additional volumes driven through acquired businesses or assets. The Company will use such measure for up to a year after acquisition.

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

The Company’s revenues are primarily derived from the healthcare and pharmaceutical industries. Much of the growth in its markets is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years. In addition, each of STERIS’s core industries are also benefiting from specific trends that drive growth. Within the healthcare market, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased Food & Drug Administration (“FDA”) scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where Isomedix competes, a trend toward the outsourcing of sterilization services continues to drive growth.

Beyond STERIS’s core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. Through STERIS’s Life Sciences segment, the Company is actively pursuing new opportunities to adapt its proven technologies to meet the needs of emerging markets such as defense, aerospace, and industrial decontamination.

On October 31, 2005, the Company completed the sale of its freeze dryer (lyophilizer) product line to GEA Group of Germany for 18.3 million euros (approximately $22.1 million). The transaction resulted in an after-tax gain to the Company of approximately $5.2 million. The gain recognized is preliminary because the purchase price is subject to post-closing adjustments. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. This product line is presented as a discontinued operation in the Company’s financial statements. Revenues, cost of revenues, operating expenses and income taxes attributable to this product line have been aggregated to a single line on the income statement for all periods presented. Segment results for all periods presented exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments.

Fiscal 2006 third quarter and year to date revenues were $287.5 million and $829.0 million, respectively, representing increases of 5.0% and 7.0%, respectively, compared with the same prior year periods. Revenue growth in the third quarter and first nine months of fiscal 2006 was driven primarily by increased revenues within the Company’s Healthcare and Isomedix Services segments. Fiscal 2006 third quarter and year to date revenues increased primarily from revenues associated with the acquisitions of FHSurgical, Browne and certain assets of Cosmed, which occurred during fiscal 2005. Revenue growth as a result of these acquisitions was 4.6% and 5.3%, respectively, for the third quarter and first nine months of fiscal 2006. Organic revenue growth (less than 1%) during the third quarter of fiscal 2006 was negatively impacted by softness in North American demand for capital equipment in the Company’s Healthcare segment offset by an increase in revenues from the Company’s Life Sciences segment, primarily related to recurring revenues. Organic revenue growth during the first nine months of fiscal 2006 was 1.7%, reflecting increases in Healthcare revenues, offset by reduced demand for various capital products in the Company’s Life Sciences segment.

The Company’s gross margin percentages were 42.5% and 42.3% for the third quarter and first nine months of fiscal 2006, respectively. Gross margin for the third quarter of fiscal 2006 remained flat compared with the third quarter of fiscal 2005, while gross margin for the first nine months of fiscal 2006 decreased by 60 basis points compared with the same prior year period. Gross margins in fiscal 2006 were negatively impacted by higher raw material costs, particularly for stainless steel and certain petroleum-based chemicals, as well as increased freight costs related to increases in fuel prices. Gross margins were also negatively impacted by lower margin products of acquired businesses and reduced volumes within certain manufacturing processes, which resulted in lower fixed cost absorption. These costs were fully offset in the third quarter and partially offset in the nine month period by price increases designed to recoup higher raw material and freight costs and improved manufacturing efficiencies.

The Company’s financial position and cash flows remain strong. A continued focus on working capital management and reduced capital spending levels resulted in fiscal 2006 year to date free cash flow of $65 million. The Company continues to maintain low debt levels with its debt-to-capital ratio of 12.7% at December 31, 2005. During the first nine months of fiscal 2006, the Company continued to repurchase shares through a common share repurchase program, pursuant to which approximately 2.6 million common shares were repurchased at an average purchase price per share of $24.96. The Company also paid cash dividends during the first nine months of fiscal 2006 of $0.12 per common share in the aggregate. The Company’s strong financial position and cash flows currently give it the financial flexibility to consider certain strategic alternatives to return value to shareholders, such as or including, strategic acquisitions, other initiatives that strengthen the Company’s long-term competitive position, potential common share repurchases, and cash dividends.

On January 30, 2006, the Company announced that the manufacturing portion of its Erie, Pennsylvania operations will be transferred to Mexico to reduce production costs and improve the Company’s competitive position. Plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments also were approved. In the fourth quarter, the Company expects to incur pre-tax expenses of approximately $30 million, primarily for non-cash expenses related to asset write-downs and accelerated recognition of pension and retiree medical benefits related to the transfer and other restructuring actions. Additionally, the Company anticipates pre-tax expenses associated with the transfer of approximately $35 million to be incurred over the next several years.

Additional information regarding the Company’s fiscal 2006 third quarter and year to date financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability.

Business Acquisitions. The Company’s financial results include the results of operations for acquired businesses from the date of the respective acquisition. During fiscal 2005, the Company acquired FHSurgical (on March 24, 2005), certain assets of Cosmed (on January 7, 2005), and Browne (on September 15, 2004). Fiscal 2006 third quarter and year to date operating results include aggregate revenues of $12.4 million and $40.9 million, respectively, generated by these acquired businesses prior to the anniversary of the transaction. Fiscal 2006 third quarter and year to date gross margins related to recently-acquired businesses amounted to $4.5 million and $16.9 million, respectively, resulting in gross margin percentages of 36.3% and 41.3% related to these acquired revenues for the fiscal 2006 third quarter and first nine months, respectively.

Business Dispositions. During the fourth quarter of fiscal 2005, the Company sold its Detach™ product line (automated cleaning systems for comparative medicine). During the third quarter and first nine months of fiscal 2005, revenues generated from this product line amounted to approximately $1.4 million and $5.5 million, respectively. Fiscal 2005 gross margins associated with the Detach™ product line were minimal.

On October 31, 2005, the Company completed the sale of its freeze dryer (lyophilizer) product line to GEA Group of Germany for 18.3 million euros (approximately $22.1 million). The transaction resulted in an after-tax gain to the Company of approximately $5.2 million. The gain recognized is preliminary because the purchase price is subject to post-closing adjustments. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. This product line is presented as a discontinued operation in the Company’s financial statements. Revenues, cost of revenues, operating expenses and income taxes attributable to this product line have been aggregated to a single line on the income statement for all periods presented. Segment results for all periods presented exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments.

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the third quarter of fiscal 2006, the Company’s revenues were unfavorably impacted by $2.4 million, or 0.8%, and net income was unfavorably impacted by $3.1 million, or 11.6%, compared with the same period in fiscal 2005 as a result of foreign currency fluctuations. During the first nine months of fiscal 2006, the Company’s revenues were favorably impacted by $0.6 million, or 0.1%, and net income was negatively impacted by $3.3 million, or 5.5%, compared with the same prior year period.

Results of Operations. The following subsections provide information regarding the Company’s results of operations for the third quarter and first nine months of fiscal 2006 compared with the same fiscal 2005 periods.

Revenues. The following table contains information regarding the Company’s revenues for the third quarter and first nine months of fiscal 2006 and 2005:

(dollars in thousands)	Three Months Ended December 31,			Percent Change	Percent of Total Revenues
	2005	2004	Change		2005	2004
Capital Revenues	$125,330	$122,719	$2,611	2.1%	43.6%	44.8%
Consumable Revenues	64,534	60,880	3,654	6.0%	22.4%	22.2%

Product Revenues	189,864	183,599	6,265	3.4%	66.0%	67.1%

Service Revenues	97,628	90,166	7,462	8.3%	34.0%	32.9%

Total Revenues	$287,492	$273,765	$13,727	5.0%	100.0%	100.0%

Service Revenues	$97,628	$90,166	$7,462	8.3%	34.0%	32.9%
Consumable Revenues	64,534	60,880	3,654	6.0%	22.4%	22.2%

Recurring Revenues	162,162	151,046	11,116	7.4%	56.4%	55.1%

Capital Revenues	125,330	122,719	2,611	2.1%	43.6%	44.8%

Total Revenues	$287,492	$273,765	$13,727	5.0%	100.0%	100.0%

United States	$229,512	$218,768	$10,744	4.9%	79.8%	79.9%
International	57,980	54,997	2,983	5.4%	20.2%	20.1%

Total Revenues	$287,492	$273,765	$13,727	5.0%	100.0%	100.0%

	Nine Months Ended December 31,			Percent Change	Percent of Total Revenues
	2005	2004	Change		2005	2004
Capital Revenues	$341,405	$336,417	$4,988	1.5%	41.2%	43.4%
Consumable Revenues	192,451	175,432	17,019	9.7%	23.2%	22.7%

Product Revenues	533,856	511,849	22,007	4.3%	64.4%	66.1%

Service Revenues	295,155	262,784	32,371	12.3%	35.6%	33.9%

Total Revenues	$829,011	$774,633	$54,378	7.0%	100.0%	100.0%

Service Revenues	$295,155	$262,784	$32,371	12.3%	35.6%	33.9%
Consumable Revenues	192,451	175,432	17,019	9.7%	23.2%	22.7%

Recurring Revenues	487,606	438,216	49,390	11.3%	58.8%	56.6%

Capital Revenues	341,405	336,417	4,988	1.5%	41.2%	43.4%

Total Revenues	$829,011	$774,633	$54,378	7.0%	100.0%	100.0%

United States	$669,380	$630,344	$39,036	6.2%	80.7%	81.4%
International	159,631	144,289	15,342	10.6%	19.3%	18.6%

Total Revenues	$829,011	$774,633	$54,378	7.0%	100.0%	100.0%

Quarter over Quarter Comparison

Revenues increased $13.7 million, or 5.0%, to $287.5 million for the quarter ended December 31, 2005, compared with $273.8 million for the same prior year quarter. Compared with the third quarter of fiscal 2005, recurring revenues increased $11.1 million, or 7.4%. The recurring revenues increase was generated from an

8.3% increase in service revenues and a 6.0% increase in consumable revenues. Strong recurring revenue growth quarter-over-quarter was driven by the acquisition of certain assets of Cosmed, which contributed 4.1% to the recurring revenues growth rate, while the organic revenue growth rate was 3.3%. Excluding revenues generated from recent acquisitions, capital revenues declined 3% quarter-over-quarter, and were negatively impacted by continued weakness in the Company’s Life Sciences segment, particularly within the International pharmaceutical marketplace, as well as reduced demand for capital products in the Company’s North American Healthcare market.

International revenues for the third quarter of fiscal 2006 amounted to $58.0 million, an increase of $3.0 million, or 5.4%, compared with the third quarter of fiscal 2005. Positive overall recurring revenue and Healthcare capital revenue growth was offset by continued weakness in Life Sciences capital revenue. International Healthcare capital revenues, which were positively impacted by sales generated from the recently acquired FHSurgical business, grew 37.7%.

United States revenues for the third quarter of fiscal 2006 amounted to $229.5 million, representing an increase of $10.7 million, or 4.9%, compared with the third quarter of fiscal 2005. United States revenues benefited from strong performance in the Isomedix Services segment, which was driven by acquisition-related revenue growth associated with the acquisition of certain assets of Cosmed. United States revenues also benefited from strong underlying demand for the Company’s service offerings and consumable products.

Year over Year Comparison

Revenues increased $54.4 million, or 7.0%, to $829.0 million for the first nine months of fiscal 2006, compared with $774.6 million for the same prior year period. Compared with the first nine months of fiscal 2005, recurring revenues increased 11.3%, as acquisitions contributed 6.5% to the period-over-period growth rate and increases in organic service revenues contributed 3.0%. Capital revenues increased 1.5% reflecting the late fiscal 2005 acquisition of FHSurgical and, in particular, sales of the C-Max surgical table. Excluding revenues generated from acquisitions, capital revenues declined 2.2% period-over-period, and were negatively impacted by reduced demand levels in the Company’s Life Sciences international pharmaceutical marketplace as well as a decline in large capital project purchases by North American hospitals.

International revenues for the first nine months of fiscal 2006 amounted to $159.6 million, an increase of $15.3 million, or 10.6%, compared with the first nine months of fiscal 2005. Fiscal 2006 year-to-date international revenues were positively impacted by strong recurring and capital revenue growth within the international Healthcare marketplace as a result of the acquisitions of Browne and FHSurgical. Within the Company’s Life Sciences segment, continued weakness in demand for capital equipment was partially offset by increased consumable product revenues.

United States revenues for the first nine months of fiscal 2006 amounted to $669.4 million, an increase of $39.0 million, or 6.2%, compared with the first nine months of fiscal 2005. Fiscal 2006 year-to-date United States revenues benefited from strong performance in the Isomedix Services segment, which resulted from the acquisition of certain assets of Cosmed. United States revenues also benefited from strong underlying demand for the Company’s service offerings and consumable products.

Revenues are further discussed on a segment basis in the section of MD&A titled “Business Segment Results of Operations.”

Gross Profit. The following table contains information regarding the Company’s gross profit for the three and nine months ended December 31, 2005 and 2004:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2005	2004
Gross Profit:
Product	$74,129	$70,856	$3,273	4.6%
Service	47,967	45,612	2,355	5.2%

Total Gross Profit	$122,096	$116,468	$5,628	4.8%

Gross Profit Percentage:
Product	39.0%	38.6%
Service	49.1%	50.6%

Total Gross Profit Percentage	42.5%	42.5%

	Nine Months Ended December 31,		Change	Percent Change
	2005	2004
Gross Profit:
Product	$204,148	$200,669	$3,479	1.7%
Service	146,707	131,787	14,920	11.3%

Total Gross Profit	$350,855	$332,456	$18,399	5.5%

Gross Profit Percentage:
Product	38.2%	39.2%
Service	49.7%	50.2%

Total Gross Profit Percentage	42.3%	42.9%

Gross profit (margin) is impacted by the volume, pricing, and mix of sales of the Company’s products and services, as well as the costs associated with the products and services that are sold. Gross margin for the third quarter of fiscal 2006 amounted to 42.5%, which remained flat compared with the same prior year period. For the first nine months of fiscal 2006, gross margin amounted to 42.3%, representing a decrease of 60 basis points compared with the same prior year period. Gross margins for both fiscal 2006 periods were negatively impacted by higher raw material costs, particularly for stainless steel and certain petroleum-based chemicals, as well as increased freight costs related to increases in fuel prices. Gross margins also were negatively impacted by direct costs associated with the operations of recently acquired businesses and reduced volumes within the Life Sciences segment, which resulted in lower fixed cost absorption within certain manufacturing processes. These costs were fully offset in the third quarter and partially offset in the nine month period by price increases designed to recoup higher raw material and freight costs and improved manufacturing efficiencies.

Operating Expenses. The following table contains information regarding the Company’s operating expenses for the three and nine months ended December 31, 2005 and 2004:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2005	2004
Operating Expenses:
Selling, General, and Administrative	$74,316	$69,776	$4,540	6.5%
Research and Development	8,726	8,107	619	7.6%

Total Operating Expenses	$83,042	$77,883	$5,159	6.6%

	Nine Months Ended December 31,		Change	Percent Change
	2005	2004
Operating Expenses:
Selling, General, and Administrative	$234,196	$213,263	$20,933	9.8%
Research and Development	25,564	24,184	1,380	5.7%

Total Operating Expenses	$259,760	$237,447	$22,313	9.4%

Significant components of total Selling, General, and Administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenue, SG&A increased 30 basis points and 70 basis points, to 25.8% and 28.3%, respectively, for the third quarter and first nine months of fiscal 2006 compared with the same prior year periods. The increase in SG&A in the third quarter resulted from the impact of foreign currency fluctuations and expenses associated with growth initiatives. In addition, the fiscal 2006 year to date period reflects the absorption of direct costs associated with the operations of recently acquired businesses and marketing efforts related to products and services of these acquired businesses. Expenses for professional fees also contributed to the increase in SG&A for the fiscal 2006 year to date period. These fees increased as a result of various long-term strategic initiatives undertaken to improve business and management processes.

As a percentage of total revenues, research and development expenses were 3.0% and 3.1% for the three and nine month periods ended December 31 of both fiscal years. For the three and nine month periods ended December 31, 2005, research and development expenses increased 7.6% and 5.7% to $8.7 million and $25.6 million, respectively, compared with $8.1 million and $24.2 million during the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. The Company continues to focus research and development efforts on product development, product improvements, and the development of new technological innovations. Research and development efforts continue to be focused in the defense and industrial areas, sterile processing combination technologies, and the area of prions, or infectious proteins.

Non-Operating Expense, Net. The following table contains information regarding the Company’s non-operating expense, net for the three and nine months ended December 31, 2005 and 2004:

(dollars in thousands)	Three Months Ended December 31,		Change
	2005	2004
Non-Operating Expense, Net:
Interest Expense	$1,100	$1,117	$(17)
Interest and Miscellaneous Income	(597)	(484)	(113)

Total Non-Operating Expense, Net:	$503	$633	$(130)

	Nine Months Ended December 31,		Change
	2005	2004
Non-Operating Expense, Net:
Interest Expense	$3,624	$3,007	$617
Interest and Miscellaneous Income	(2,889)	(987)	(1,902)

Total Non-Operating Expense, Net:	$735	$2,020	$(1,285)

Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income.

Interest expense increased $0.6 million during the first nine months of fiscal 2006, compared with the same prior year period as a result of higher average debt levels. Interest and other miscellaneous income increased $1.9 million during the first nine months of fiscal 2006 compared with the same prior year period. This increase resulted primarily from the final settlement of certain working capital adjustments and the resolution of certain indemnification claims pursuant to the terms of the Share Purchase Agreement with respect to Hamo, which was acquired by the Company during fiscal 2004. This settlement occurred during the first quarter of fiscal 2006.

Income Tax Expense. The following table contains information regarding the Company’s income tax expense and effective income tax rates for continuing operations for the three and nine months ended December 31, 2005 and 2004:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2005	2004
Income Tax Expense	$15,386	$14,321	$1,065	7.4%
Effective Income Tax Rate	39.9%	37.7%

	Nine Months Ended December 31,		Change	Percent Change
	2005	2004
Income Tax Expense	$34,859	$34,406	$453	1.3%
Effective Income Tax Rate	38.6%	37.0%

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

The Company’s effective income tax rates were negatively impacted in the third quarter by discrete items related to a routine IRS audit, which were somewhat offset by a decline in the operating rate.

Business Segment Results of Operations. Segment results for all periods exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments. Certain reclassifications have been made to previously reported segment revenues, the related costs of these revenues, and associated operating expenses. These reclassifications are further discussed in Note 12 to the Company’s consolidated financial statements, “Business Segment Information.” Information presented in the following tables and related discussion regarding segment revenues and operating results reflect these changes.

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005. The following table contains information regarding business segment revenues for the three and nine months ended December 31, 2005 and 2004:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2005	2004
Revenues:
Healthcare	$203,668	$197,251	$6,417	3.3%
Life Sciences	52,671	51,589	1,082	2.1%
STERIS Isomedix Services	31,153	24,925	6,228	25.0%

Total Revenues	$287,492	$273,765	$13,727	5.0%

(dollars in thousands)	Nine Months Ended December 31,		Change	Percent Change
	2005	2004
Revenues:
Healthcare	$583,420	$544,883	$38,537	7.1%
Life Sciences	149,932	156,144	(6,212)	(4.0)%
STERIS Isomedix Services	95,659	73,606	22,053	30.0%

Total Revenues	$829,011	$774,633	$54,378	7.0%

Healthcare Segment

Healthcare segment revenues represented 70.8% of total revenues for the third quarter of fiscal 2006 compared with 72.1% for the same prior year period. Healthcare revenues increased $6.4 million, or 3.3%, to $203.7 million for the quarter ended December 31, 2005, compared with $197.3 million for the third quarter of fiscal 2005. Healthcare capital revenues, increased 4.6% quarter-over-quarter, primarily reflecting increased sales of the C-Max table, which were partially offset by market softness in North America as fluctuations in hospital spending reduced demand for large capital projects. At December 31, 2005, the Healthcare segment’s backlog amounted to $72.6 million, representing a decrease of $3.4 million, or 4.5%, compared with December 31, 2004. Compared with the second quarter of fiscal 2006, the segment’s backlog levels increased $1.9 million, or 2.7%.

Healthcare segment revenues represented 70.4% of total revenues for the first nine months of fiscal 2006 compared with 70.3% for the same prior year period. Healthcare revenues increased $38.5 million, or 7.1%, to $583.4 million for the nine months ended December 31, 2005, compared with $544.9 million for the same prior year period. Recurring and capital revenues within the segment increased 7.5% and 6.6%, respectively, period-over-period. Acquisitions added 3.3% and 4.8% to the recurring and capital categories, respectively. Reduced demand for various surgical support products and a decline in large capital project purchases by North American hospitals negatively impacted Healthcare revenues.

Life Sciences Segment

Life Sciences segment revenues represented 18.3% of total revenues for the third quarter of fiscal 2006 compared with 18.8% for the same prior year period. Life Sciences revenues increased $1.1 million, or 2.1%, to $52.7 million for the quarter ended December 31, 2005, compared with $51.6 million for the third quarter of fiscal 2005. The increase in Life Sciences revenues was driven by an increase in consumables revenues, primarily in International markets. Capital revenue growth of 21.9% within the United States marketplace was offset by continued weakness in demand within the international pharmaceutical marketplace, resulting in an overall decline of 7.1% in capital revenues. During the third quarter of fiscal 2005, capital revenues generated from the Detach product line amounted to $1.4 million and contributed to the quarter-over-quarter relative decline, as this product line was sold last year. The overall decline in capital revenues within the segment was more than offset by 20.2% and 6.7% increases in consumable and service revenues, respectively. At December 31, 2005, the Life Sciences segment’s backlog amounted to $46.1 million, representing an increase of $5.9 million, or 14.6% over the December 31, 2004 level. Compared with the second quarter of fiscal 2006, backlog levels in the segment increased 1.2%.

Life Sciences segment revenues represented 18.1% of total revenues for the first nine months of fiscal 2006 compared with 20.2% for the same prior year period. Life Sciences revenues decreased $6.2 million, or 4.0%, to $149.9 million for the first nine months of fiscal 2006, compared with $156.1 million for the same prior year period. The decline in Life Sciences revenues was driven by a 15.6% decrease in capital revenues, the reasons for which were presented in the preceding paragraph. An increase of 7.5% in recurring revenues partially offset the segment’s year-over-year decline in capital revenues. During the first nine months of fiscal 2005, capital revenues generated from the Detach product line amounted to $5.5 million and contributed to the year-over-year revenue decline, as this product line was sold last year.

STERIS Isomedix Services Segment

STERIS Isomedix Services segment revenues represented 10.8% of total revenues for the third quarter of fiscal 2006 compared with 9.1% for the same prior year period. The segment experienced revenue growth of $6.2 million, or 25.0%, to $31.2 million during the third quarter of fiscal 2006, compared with the third quarter of fiscal 2005. The addition of Cosmed to the segment’s operations contributed virtually all of the segment’s growth for the third quarter of fiscal 2006, reflecting both base revenue acquired and additional volume generated in these facilities after acquisition.

STERIS Isomedix Services segment revenues represented 11.5% of total revenues for the first nine months of fiscal 2006 compared with 9.5% for the same prior year period. The segment experienced revenue growth of $22.1 million, or 30.0%, to $95.7 million during the first nine months of fiscal 2006, compared with the first nine months of fiscal 2005. The addition of Cosmed to the segment’s operations contributed 26.0% to the segment’s growth rate for the first nine months of fiscal 2006, while organic revenue growth was 4.0%.

The following table contains information regarding business segment operating income (loss) for the three and nine months ended December 31, 2005 and 2004:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2005	2004
Operating Income (Loss):
Healthcare	$33,059	$34,557	$(1,498)	(4.3)%
Life Sciences	746	(541)	1,287	nm
STERIS Isomedix Services	5,249	4,569	680	14.9%

Total Operating Income	$39,054	$38,585	$469	1.2%

	Nine Months Ended December 31,		Change	Percent Change
	2005	2004
Operating Income (Loss):
Healthcare	$77,608	$85,180	$(7,572)	(8.9)%
Life Sciences	(2,807)	(3,886)	1,079	27.8%
STERIS Isomedix Services	16,294	13,715	2,579	18.8%

Total Operating Income	$91,095	$95,009	$(3,914)	(4.1)%

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

Healthcare Segment

Healthcare operating income decreased $1.5 million and $7.6 million for the third quarter and first nine months of fiscal 2006, respectively, compared with the same prior year periods. The segment’s operating margins were 16.2% and 13.3% for the third quarter and first nine months of fiscal 2006, respectively, representing decreases of 130 basis points and 230 basis points over the same prior year periods, respectively. Operating results for both fiscal 2006 periods were negatively impacted by higher raw material costs, particularly for stainless steel and certain petroleum based chemicals, as well as increased freight costs related to increases in fuel prices. Operating margins for both fiscal 2006 periods also reflect additional direct costs associated with acquired businesses and operating expenses related to growth initiatives.

Life Sciences Segment

Life Sciences had an operating profit of $0.7 million for the third quarter of fiscal 2006 and an operating loss of $2.8 million for first nine months of fiscal 2006. For the same prior year periods, Life Sciences had operating losses of $0.5 million and $3.9 million, respectively. The segment’s third quarter operating profit results from an improved revenue mix and operating expense control initiatives. The segment’s operating results for other periods presented were negatively impacted by reduced volumes and the resulting lower fixed cost absorption. Fiscal 2006 operating results were also negatively impacted by increased raw material costs.

STERIS Isomedix Services Segment

STERIS Isomedix Services operating income increased $0.6 million and $2.6 million for the third quarter and first nine months of fiscal 2006, respectively, compared with the same prior year periods. The segment’s operating margins were 16.8% and 17.0% for the third quarter and first nine months of fiscal 2006, respectively. Operating margins for both fiscal 2006 periods reflect additional direct costs associated with Cosmed, which was acquired in January 2005. Operating margins also reflect a change in revenue mix that resulted from the acquisition of Cosmed, whereby a greater portion of the segment’s revenues are generated from ethylene oxide processing, which typically carries lower margins.

Liquidity and Capital Resources. The following table summarizes significant components of the Company’s cash flows for the nine months ended December 31, 2005 and 2004:

Cash Flows

	Nine Months Ended December 31,
(dollars in thousands)	2005	2004
Operating activities:
Net income	$61,835	$60,967
Gain on sale of discontinued operations, net of tax	(5,225)	—
Non-cash items	35,151	39,978
Changes in assets and liabilities of discontinued operations	10,441	8,441
Changes in assets and liabilities of continuing operations, excluding the effects of business acquisitions	(2,835)	(13,435)

Net cash provided by operating activities	$99,367	$95,951

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(34,282)	$(38,793)
Proceeds from the sale of discontinued operations	22,111
Investments in businesses, net of cash acquired	(1,504)	(53,323)

Net cash used in investing activities	$(13,675)	$(92,116)

Financing activities:
Proceeds (payments) under credit facilities, net	$1,720	$(4,398)
Payments on long-term obligations and capital leases, net	(3,380)	(3,273)
Repurchases of common shares	(64,326)	(33,868)
Cash dividends paid to common shareholders	(8,229)	—
Deferred financing fees	(217)	—
Stock option and other equity transactions, net	10,385	14,581

Net cash used in financing activities	$(64,047)	$(26,958)

Debt-to-capital ratio	12.7%	12.6%
Free cash flow	$65,085	$57,158

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $99.4 million for the first nine months of fiscal 2006 compared with $96.0 million for the first nine months of fiscal 2005. Operating cash flows were derived as follows:

•	Non-cash items- Non-cash items were $35.1 million for the first nine months of fiscal 2006 compared with $40.0 million for the first nine months of fiscal 2005. Non-cash items include depreciation, depletion, and amortization, changes in deferred income taxes, and other items. The most significant component of non-cash items in both periods presented was depreciation, depletion, and amortization, which amounted to $42.1 million and $37.5 million for the first nine months of fiscal 2006 and 2005, respectively. The $4.6 million increase in depreciation, depletion, and amortization, period-over-period, was the result of increased levels of depreciable assets and intangibles, driven primarily by the fiscal 2005 acquisition of certain assets of Cosmed.

•	Working Capital- Working capital of continuing operations decreased $2.8 million for the first nine months of fiscal 2006 and $13.4 million in the comparable period of fiscal 2005. Information regarding significant components of the Company’s fiscal 2006 working capital change during the nine month period is as follows:

•	Accounts receivable, net- Accounts receivable, net decreased $34.6 million during the first nine months of fiscal 2006. Accounts receivable balances are influenced by the timing of revenues and customer collections. Accounts receivable days sales outstanding decreased to 67 days at December 31, 2005, from 83 days at March 31, 2005. The decrease in DSOs from the March 31, 2005 level is reflective of improved and enhanced collection procedures.

•	Inventories, net- Inventories, net increased $20.4 million during the first nine months of fiscal 2006. Approximately $12 million of this increase is attributable to inventories of products acquired in the acquisition of FHSurgical. In addition, the Company has established targeted inventory production levels at certain manufacturing facilities in anticipation of fourth quarter customer demand levels.

•	Accounts payable, net- Accounts payable, net decreased $10.7 million during the first nine months of fiscal 2006 due primarily to varying payment due dates of accounts payable obligations and the Company’s cash management strategies.

•	Accruals and other, net- Accruals and other, net decreased $5.0 million during the first nine months of fiscal 2006. The fluctuation of accruals and other, net is driven primarily by the timing of accruals and payments under the Company’s management incentive compensation programs. Accruals under various employee compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under several compensation programs. Fluctuations in deferred revenues also contribute to an increase or decrease in accruals and other, net. These amounts are influenced by the timing and mix of revenues.

•	Discontinued operations- Changes in working capital of discontinued operations contributed approximately $10.4 million and $8.4 million in the nine month periods ended December 31, 2006 and 2005, respectively.

Net Cash Used In Investing Activities- Cash flows used in investing activities amounted to $13.7 million for the first nine months of fiscal 2006 compared with $92.1 million for the first nine months of fiscal 2005. Information regarding significant components of the Company’s investing cash flows for the first nine months of fiscal 2006 and 2005 is as follows:

•	Purchases of property, plant, equipment, and intangibles, net- During the first nine months of fiscal 2006, the Company’s capital expenditures amounted to $34.3 million compared with $38.8 million during the same prior year period. Lower capital spending levels during the first nine months of fiscal 2006 resulted primarily from the completion of the expansion of several facilities and information technology initiatives during the latter half of fiscal 2005. This reduction was partially offset by an increase in Isomedix capital expenditures period-over-period.

•	Proceeds from the sale of discontinued operations- As a result of the October 31, 2005 sale of the freeze dryer product line, the Company received proceeds of approximately $22.1 million. This amount remains subject to post-closing adjustments.

•	Investments in businesses, net of cash acquired- During the first nine months of fiscal 2006, preliminary purchase accounting adjustments for recently completed acquisitions totaled $1.5 million.

Net Cash Used In Financing Activities- Net cash used in financing activities amounted to $64.0 million for the first nine months of fiscal 2006 compared with $27.0 million for the first nine months of fiscal 2005. Information regarding the significant components of the Company’s financing cash flows for the periods presented follows:

•	Repurchases of common shares- During the first nine months of fiscal 2006, the Company repurchased 2,577,675 of its common shares at an average purchase price of $24.96 per common share compared with 1,539,100 of its common shares at an average purchase price of $22.01 per common share during the first nine months of fiscal 2005.

•	Cash dividends paid to common shareholders- During the first nine months of fiscal 2006, the Company paid cash dividends totaling $0.12 per outstanding common share ($0.04 per outstanding common share to common shareholders of record on May 31, 2005, $0.04 per outstanding common share to common shareholders of record on August 12, 2005, and $0.04 per outstanding common share to common shareholders of record on November 16, 2005). Total cash dividends paid during the first nine months of fiscal 2006 amounted to $8.2 million. The Company did not pay cash dividends during the comparable prior year period.

•	Stock option and other equity transactions, net- Cash flows from stock option and other equity transactions, net are primarily derived from the issuance of the Company’s common shares under various employee stock compensation programs. During the first nine months of fiscal 2006 and 2005, cash proceeds from the issuance of common shares under these programs totaled $10.4 million and $14.6 million, respectively.

Sources of Credit and Contractual and Commercial Commitments. Information regarding the Company’s sources of credit and contractual and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005. The Company’s commercial commitments are approximately $40.0 million at December 31, 2005 reflecting a net decline of $33.5 million in surety bonds and other commercial commitments from March 31, 2005. The Company’s contractual commitments have not changed materially from March 31, 2005. The maximum aggregate borrowing limits under the Credit Agreement described below have not changed since March 31, 2005. At December 31, 2005, the maximum amount available under this Credit Agreement was $250.2 million. The maximum aggregate borrowing limit of $275.0 million under the Credit Agreement is reduced by outstanding amounts and letters of credit issued under a sub-limit within the Credit Agreement. At December 31, 2005, these amounts totaled $2.9 million and $21.9 million, respectively.

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

Cash Requirements. The Company currently intends to fund short-term and long-term capital expenditures, as well as liquidity needs, with existing cash and cash equivalent balances and its existing Credit Agreement, as well as cash generated by operations. The Company believes that these sources will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the Company’s capital requirements will depend on many factors, including the Company’s rate of sales growth, market acceptance of the Company’s products and services, costs of securing access to adequate manufacturing capacities, the timing and extent of research and development projects, and changes in operating expenses, all of which are subject to uncertainty. To the extent that the Company’s existing sources of cash are insufficient to fund the Company’s future activities, the Company may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on favorable terms to the Company, or at all.

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

Contingencies. The Company may be involved in various patent, product liability, consumer, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In the opinion of management, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Government proceedings, claims and litigation are inherently unpredictable and actual results could materially differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

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

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the third quarter of fiscal 2006, the Company’s revenues were unfavorably impacted by $2.4 million, or 0.8%, and net income was unfavorably impacted by $3.1 million, or 11.6%, compared with the same period in fiscal 2005 as a result of foreign currency fluctuations. During the first half of fiscal 2006, the Company’s revenues were favorably impacted by $0.6 million, or 0.1%, and net income was negatively impacted by $3.3 million, or 5.5%, compared with the same period in fiscal 2005. The Company cannot predict with certainty future changes in foreign currency exchange rates or the effect they will have on the Company’s operations.

Forward-Looking Statements. This document may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, results, or value, (d) the potential of international unrest or effects of fluctuations in foreign currencies of countries where the Company does a sizeable amount of business, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services, and (f) the possibility that anticipated cost savings from the transfer of certain manufacturing operations to Mexico described herein or other anticipated cost savings may not be achieved, or that the transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with matters described in this document, may adversely impact the Company’s performance, results, or value.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that as of December 31, 2005, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may be involved in a number of legal proceedings and claims, which the Company believes arise from the ordinary course of its business, given its size, history, complexity, nature of its business, and industries in which it participates. These legal proceedings and claims generally involve a variety of legal theories and allegations, including without limitation, personal injury (e.g., slip and falls, automobile accidents), product liability (e.g., based on the operation or claimed malfunction of products), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants), property damage (e.g., claimed damage due to leaking equipment, fire), economic loss (e.g., breach of contract, other commercial claims), employment (e.g., wrongful termination), and other claims for damage and relief.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning the Company’s stock repurchases made during the third quarter of fiscal 2006:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
October	—	—	1,897,300	1,102,700
November	—	—	1,897,300	1,102,700
December	954,375	$26.12	2,851,675	148,325

Total	954,375	$26.12	2,851,675	148,325

(1)	On January 25, 2006, the Company’s Board of Directors authorized the purchase of up to three million of its common shares replacing the existing authorization.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ LAURIE BRLAS
Laurie Brlas Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) February 7, 2006