Form 10-K
period 2006-03-31
STERIS CORP
filed 2006-06-13
CIK 815065

United States Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-14643

STERIS Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1482024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5960 Heisley Road, Mentor, Ohio	44060-1834	440-354-2600
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of Exchange on Which Registered
Common Shares, without par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☒ Accelerated Filer  ☐ Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 2005: $1,626,353,129

The number of Common Shares outstanding as of May 31, 2006: 65,823,853

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting – Part III

part I

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

Description of Business. STERIS Corporation, an Ohio corporation, develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and surgical and critical care support products and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental customers throughout the world. The Company was organized in 1985, re-named STERIS Corporation in 1987, and currently operates in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services (“Isomedix”).

Recent Events

Fiscal 2006 Restructuring. On January 30, 2006, the Company announced that the manufacturing portion of its Erie, Pennsylvania operations will be transferred to Mexico to reduce production costs and improve the Company’s competitive position. The Company also announced plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments.

During the fourth quarter of fiscal 2006, the Company incurred pre-tax expenses of $25.3 million, primarily for non-cash expenses related to asset write-downs, accelerated recognition of pension and retiree medical benefits, and severance and termination benefits related to the transfer of its Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions.

As announced on January 30, 2006, the Company anticipates the total costs associated with this transfer over the next several years following fiscal

2006 to approximate $35.0 million, including $18.0 million of restructuring expenses related to the shutdown of manufacturing operations in Erie, Pennsylvania.

Fiscal 2005 Acquisitions. During fiscal 2005, the Company completed three strategic acquisitions that expanded its breadth of product and service offerings and geographic reach.

During the fourth quarter of fiscal 2005, the Company completed the acquisition of FHSurgical SAS (“FHSurgical”), a privately-held manufacturer of surgical tables with a manufacturing facility located in Orleans, France. The acquisition expanded the Company’s European distribution channel and enhanced the Company’s offerings of surgical tables. The acquired business has been integrated into the Company’s Healthcare segment.

During the fourth quarter of fiscal 2005, the Company completed the acquisition of certain assets of Cosmed Group, Inc. (“Cosmed”), a privately-held contract sterilization service provider with corporate offices located in Jamestown, Rhode Island. As a result of this transaction, five additional Ethylene Oxide (“EO”) processing facilities were added to the Isomedix Services segment’s existing network of locations. The acquired Cosmed assets have been integrated into the Company’s Isomedix segment.

During the second quarter of fiscal 2005, the Company completed the acquisition of Albert Browne Limited and its subsidiaries (“Browne”), a privately-held manufacturer of chemical indicators, headquartered in Leicester, England. This acquisition provided the Company with an established European distribution channel and expanded the Company’s offerings of consumable products which are used with its broad line of infection control, sterilization, and decontamination capital equipment. The acquired business has been integrated into the Company’s Healthcare segment.

Life Sciences Renewed Strategic Focus. During the fourth quarter of fiscal 2005, the Company announced that it had completed a detailed analysis of its customers’ needs in the Life Sciences segment and identified several steps to reshape the segment’s product portfolio and improve profitability. As a first step of this strategy, on January 7, 2005, the Company sold its Detach™ business (automated cleaning systems for comparative medicine). The sale of this business did not have a material impact on the Company’s financial position, results of operations, or cash flows.

On October 31, 2005, the Company announced that it had completed the sale of its lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). The transaction resulted in an after-tax gain to the Company of approximately $6.2 million. As of March 31, 2006, the gain remains subject to additional adjustments.

These strategic steps are designed to create greater focus and further development of core sterilization, washing, and decontamination product offerings to the pharmaceutical, biopharmaceutical, governmental, and research markets.

INFORMATION RELATED TO BUSINESS SEGMENTS

General Segment Information. The Company operates in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. In the sections that follow, the Company has presented detailed information regarding these business segments.

Additional information regarding segment performance for each of the three years in the period ending March 31, 2006 is presented in Note 13 to the Company’s consolidated financial statements titled, “Business Segment Information,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

HEALTHCARE SEGMENT

Description of Business. The Company’s Healthcare segment offers capital equipment and accessories utilized within surgical environments, critical care environments, emergency departments, gastrointestinal environments, sterile processing environments, and in infection control processes. The Healthcare segment also offers consumable products and services to the same customer base.

Products Offered. The Healthcare segment offers a range of technologies for sterilizing medical devices and instruments, including low temperature liquid, steam, and EO. These technologies, which meet rigorous sterility assurance standards and regulations, allow the safe and effective re-use of medical equipment and devices in healthcare facilities throughout the world. The Healthcare segment also offers a variety of automated washer/disinfector systems used as a processing step before sterilization. These systems clean and disinfect a wide range of items from rolling instrument carts and other large healthcare equipment to small surgical instruments. These washing and sterilization products are offered through various brand names that include, but are not limited to: STERIS SYSTEM 1®, Amsco®, Hamo™, and Reliance®.

The segment’s capital equipment offerings also include general and specialty surgical tables, surgical and examination lights, equipment management systems, operating room storage cabinets, warming cabinets, scrub sinks, and other complementary products and accessories for use in hospitals and other healthcare facilities. This broad range of equipment is designed to be used in a wide variety of locations where diagnostic and therapeutic procedures are performed, including emergency rooms, general surgery suites, OB/GYN suites, ICU/CCU suites, and ambulatory surgery sites. These products are offered under various brand names that include, but are not limited to: Harmony™, Amsco®, SurgiGraphic™, ASC 2000™, Hamo™, Cmax®, and Hausted®.

The Healthcare segment also offers infection prevention consumables and supplies that are used to help prevent the spread of infectious diseases and to monitor sterilization and decontamination processes. The segment’s consumables offer quality choices for infection and contamination prevention, including sterility assurance products used in instrument cleaning and decontamination systems and hard surface disinfectants. The segment also offers skin care and hand hygiene solutions for use by care-givers and patients in high risk and routine applications. Consumables are offered under various brand names that include, but are not limited to: Kindest Kare®, Alcare®, Verify®, Browne, and Cal Stat®.

Services Offered. The Healthcare segment offers various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. The segment also offers comprehensive sterilization management services to allow healthcare facilities to meet their instrument reprocessing needs. STERIS field service personnel are available worldwide to install, maintain, upgrade, repair, and troubleshoot equipment. Additionally, STERIS offers other support services such as facility planning, engineering support, device testing, and customer education.

Customer Concentration. The Company’s Healthcare segment operates in the United States and throughout the world offering capital equipment, consumables, and services to large and small customers. For the year ended March 31, 2006, revenues generated by the segment in the United States and internationally amounted to $652.3 million and $164.7 million, respectively. For the year ended March 31, 2006, none of the segment’s customers represented more than 10% of total segment revenues, therefore the loss of any single Healthcare customer is not expected to have a material impact on the segment’s results of operations or cash flows.

Competition. The Company’s Healthcare segment operates in highly regulated environments where the most intense competition results from technological innovations, product performance, convenience and ease of use, and overall cost-effectiveness. The Company competes with a number of large companies with significant product portfolios and global reach, as well as a number of small companies with very limited product offerings with operations in few or single countries. The segment’s competitors include 3M, Becton Dickinson, Belimed, Berchtold, Cardinal, Ecolab, Getinge, Johnson & Johnson, Kimberly-Clark, and Skytron.

LIFE SCIENCES SEGMENT

Description of Business. The Company’s Life Sciences segment is a provider of integrated and validated capital equipment, cleaning chemistries, and service solutions to the pharmaceutical and research market and defense and industrial decontamination markets. Within the pharmaceutical and research market, the segment is focused on delivering capital equipment, consumables, and related services to global pharmaceutical companies and private and public research facilities. Within the defense and industrial decontamination markets, the segment is focused on the development of decontamination technologies for a variety of applications and customers. The segment’s offerings to government, military and aerospace customers focus on vaporized hydrogen peroxide (“VHP®”) and modified VHP technologies for use in decontaminating military command centers, aircraft and vehicles, and sensitive equipment. For industrial markets, the segment is focused on developing decontamination solutions for hospital, transportation, and food and beverage customers. Offerings to this customer base are similar to those offered to government, military and aerospace customers; however, the markets are primarily non-military and typically require regulatory approval.

Products Offered. The Life Sciences segment offers capital equipment and accessories to the target customer base described in the preceding paragraph. Washers offered by the segment provide efficient cleaning of various large and small materials and components utilized in pharmaceutical and industrial manufacturing processes, such as glassware, vessels, equipment parts, drums, and hoses. Sterilizers offered by the segment provide an efficient and effective way to sterilize and decontaminate medical equipment and research tools used in the pharmaceutical and research environments, and assist in mitigating the risk of contamination. VHP® technology offered by the segment is used to create safer environments within emergency vehicle interiors and exteriors, high-containment bio-safety labs, and other closed room environments. The segment’s products are offered under various brand names that include, but are not limited to: Amsco®, Hamo®, Reliance®, and Finn-Aqua®.

The Life Sciences segment also offers infection prevention consumables and supplies that are used to prevent the spread of infectious diseases and to monitor sterilization and decontamination processes. The segment’s consumables offer quality choices for infection and contamination prevention, including products used in instrument cleaning and decontamination systems and hard surface disinfectants. The segment also offers skin care and hand hygiene solutions for use in high risk and routine applications. Consumables are offered under various brand names that include, but are not limited to: Kindest Kare®, Alcare®, Verify®, and Cal Stat®.

Services Offered. The Life Sciences segment offers various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. The segment also offers a variety of consulting services focused on biological and chemical contamination remediation and recovery solutions, risk/threat assessment, and biological contaminant mapping and assessment. STERIS field service personnel are available worldwide to install, maintain, upgrade, repair, and troubleshoot capital equipment. Additionally, STERIS offers general sterilization consulting services and other support services such as facility planning, engineering support, device testing, cleaning, evaluation, and customer education.

Customer Concentration. The Company’s Life Sciences segment operates in the United States and throughout the world offering capital equipment, consumables, and services to large and small customers. For the year ended March 31, 2006, revenues generated by the segment in the United States and internationally amounted to $153.0 million and $62.8 million, respectively. For the year ended March 31, 2006, none of the segment’s customers represented more than 10% of total segment revenues, therefore the loss of any single Life Sciences customer is not expected to have a material impact on the segment’s results of operations or cash flows.

Competition. The Company’s Life Sciences segment operates in highly regulated environments where the most intense competition results from technological innovations, product performance, convenience and ease of use, and overall cost-effectiveness. Consolidations and reduced capital spending within the Company’s pharmaceutical customer base also results in intense competition. The Company competes with a number of large companies with significant product portfolios and global reach, as well as a number of small companies with very limited product offerings with operations in a few or single countries, for pharmaceutical, research and industrial customers. The Company competes with a small number of large companies for defense and aerospace customers. The Company’s performance within this market, which primarily includes governmental-type customers, is partially dependent on government funding and budgetary appropriations. The segment’s primary competitors include Bioquel, Fedegari Autoclavi, Getinge, MECO, and Scientek.

STERIS ISOMEDIX SERVICES SEGMENT

Description of Business. Through a North American network of 21 facilities, STERIS Isomedix Services offers a comprehensive array of contract sterilization services using Gamma Irradiation (“Gamma”), Electron Beam Irradiation (“E-Beam”), and EO technologies. This segment offers sterilization, microbial reduction, and materials modification services to companies that supply products to the healthcare, industrial, and consumer product industries.

Services Offered. Isomedix utilizes Gamma, E-Beam, and EO technologies to sterilize a wide range of products. Gamma, using cobalt-60 isotope, and E-Beam, using accelerated electrons, are irradiation processes. EO is a gaseous process predominately used in the sterilization of surgical kits. Gamma and EO utilization account for greater than 90 percent of the overall industrial contract sterilization marketplace with E-Beam representing the remainder. The Isomedix locations are concentrated in major North American population centers and core distribution corridors, primarily in the Northeast, Midwest, Southwest, and southern California. Isomedix’s understanding of supply chain management enables it to adapt to increasing imports and changes in manufacturing points-of-origin. Isomedix’s growth is driven in part by demographics, mainly the aging baby boomer population and rising life expectancy. These events strengthen demand for medical procedures, driving increased consumption of single use devices and surgical kits. Isomedix’s technical services group provides support to customers in all phases of the sterilization design process, including product development, materials testing, and sterility validation.

Customer Concentration. The Company’s Isomedix Services segment operates in North America. For the year ended March 31, 2006, revenues generated by the segment in the United States and Canada amounted to $120.2 million and $7.2 million, respectively. The segment’s services are offered to large and small customers throughout the footprint of the Isomedix network. For the year ended March 31, 2006, none of the segment’s customers represented more than 10% of total segment revenues. Primarily due to the fixed cost nature of the business, the loss of a single Isomedix customer could have a material impact on the segment’s results of operations or cash flows but would not have a material impact on the Company.

Competition. Isomedix operates in a highly regulated industry and competes in North America with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.

INFORMATION WITH RESPECT TO STERIS’S BUSINESS IN GENERAL

Sources and Availability of Raw Materials. The Company purchases in the ordinary course of business raw materials, sub-assemblies, components, and other supplies essential to the Company’s operations from numerous suppliers in the United States and abroad. The principal raw materials that the Company uses to conduct operations include stainless steel, organic chemicals, and plastic components. These raw materials are obtainable from several sources and are generally available within the lead times specified to vendors. Raw materials for which there are few sources, such as cobalt-60 isotope used within the Company’s Isomedix Services segment, generally are supported by longer-term supply contracts.

The Company has recently experienced increased prices for raw materials such as stainless steel, other metals, and chemicals, which are important to the Company’s operations. Although cost and availability are unpredictable, the Company has not experienced, and does not foresee, extraordinary difficulty in obtaining the materials, sub-assemblies, components, or other supplies necessary for its business operations.

Intellectual Property. The Company protects its technology and products by, among other means, filing United States and foreign patent applications. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service, or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. The Company also relies upon trade secrets, technical know-how, and continuing technological innovation to develop and support its competitive position.

As of March 31, 2006, the Company held 284 United States patents and 740 foreign patents and had 91 United States patents and 590 foreign patents pending. Patents for individual products extend for varying periods according to the date of patent filing or grant and legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country.

The Company’s products are sold around the world under various brand names and trademarks. The Company considers its brand names and trademarks to be valuable in the marketing of its products. As of March 31, 2006, the Company had a total of 529 trademark registrations in the United States and in various foreign countries in which the Company conducts business.

Research and Development. Research and development constitutes an important part of the Company’s activities. For the years ended March 31, 2006, 2005, and 2004, research and development expenses totaled $33.6 million, $31.5 million, and $27.6 million, respectively. The majority of these expenses relate to Company sponsored activities associated with the research and development of commercial products.

Quality Assurance. The Company manufactures, assembles, and packages products in the United States and throughout the world. Each of the Company’s production facilities are dedicated facilities, which focus on particular processes and products. The Company’s success depends upon customer confidence in the quality of the production process and the integrity of the data that supports the Company’s product safety and effectiveness. The Company has implemented quality assurance procedures related to the quality and integrity of scientific information and production processes. Throughout the world, all of the Company’s manufacturing and contract sterilization facilities are either ISO9001:2000 or ISO13485:2003 certified at a minimum.

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

Failure to comply with any applicable regulatory requirements could result in sanctions being imposed on the Company, including warning letters, injunctions, monetary penalties, enforcement actions, investigations, cost recovery actions, civil litigation, failure of the FDA or foreign agencies to grant or maintain clearance or approval of equipment or devices, product recalls, operating restrictions, and/or other administrative, civil, and criminal sanctions. The Company has previously received warning letters, paid civil penalties, conducted product recalls, and has been subject to other regulatory sanctions. The Company believes that it is currently in conformity in all material respects with applicable regulatory requirements. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse effect on the Company or its performance, results, or value. Also, see Part I, Item 3, “Legal Proceedings.”

Environmental Matters. The Company is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and in other countries. The Company has made, and intends to continue to make, significant expenditures for compliance with these laws and regulations. The Company cannot predict with certainty future capital expenditures or operating costs associated with environmental law and regulation compliance. The Company believes that it is currently in conformity in all material respects with applicable environmental, health, and safety requirements. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse effect on the Company or its performance, results, or value. Also, see Part I, Item 3, “Legal Proceedings.”

In accordance with Financial Accounting Standards Board Interpretation No. 47 (“FIN No. 47”) “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143,” the Company has identified certain conditional asset retirement obligations at various current manufacturing and distribution facilities. Using investigative, remediation, and disposal methods that are currently available, the Company believes that the estimated cost of these obligations is not significant.

In the event any future loss contingency related to environmental matters or conditional asset retirement obligations significantly exceeds the current amount estimated, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Although management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters or conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity, or cash flow due to the extended period of time during which environmental investigation and remediation takes place, no such assurance or an estimate of the potential impact on the Company’s operations can be made due to the aforementioned uncertainties.

The Company expects these contingent environmental-related liabilities and conditional asset retirement obligations to be resolved over an extended period of time. The Company is unable to provide a more specific time frame due to the indefinite amount of time to conduct investigation activities at any site, the indefinite amount of time to obtain governmental agency approval, as necessary, with respect to investigation and remediation activities, and the indefinite amount of time necessary to conduct remediation activities.

Competition. The markets in which the Company’s business is conducted are highly competitive and often highly regulated. Competition is intense in all of the Company’s business segments and includes many large and small competitors. Important competitive factors include product design and quality, safety, ease of use, product serviceability, and price. The Company anticipates that it may face increased competition in the future as new infection prevention, sterile processing, contamination control, and surgical support products and services enter the market. Numerous organizations are believed to be working with a variety of technologies and sterilizing agents. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of decontamination.

The Company believes that its long-term competitive position depends on its success in discovering, developing, and marketing innovative, cost-effective products and services. The Company focuses significant resources on research and development and management believes the Company is positioned to compete globally in search of technological innovations. In addition to expenditures related to research and development, the Company continues to invest in quality control, customer programs, distribution systems, technical services, and other information services.

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

Employees. As of March 31, 2006, the Company had approximately 5,100 employees throughout the world. Management considers its relations with employees, including employees covered under collective bargaining agreements, to be good. Collective bargaining agreements with certain employees located at the Erie, Pennsylvania operations expire in June 2007. The Company expects to negotiate with the applicable unions the effects of the transfer of its Erie, Pennsylvania manufacturing operations to Monterrey, Mexico.

Methods of Distribution. As of March 31, 2006, the Company employed direct field sales and service representatives numbering 1,206 and 318 in the United States and in international locations, respectively. Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house customer service and field support departments. The Company has also contracted with distributors in select markets.

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

Seasonality. The Company’s financial results have been, from time to time, subject to seasonal patterns. Historically, sales of certain of the Company’s product lines have been weighted toward the latter part of each fiscal year as a result of customer buying patterns and other factors. There can be no assurance that such patterns or trends will continue.

International Operations. The Company has operations outside of the United States. These operations are conducted through the Company’s subsidiaries and involve the same business segments as the Company’s domestic operations. Revenues from operations outside of the United States amounted to $234.7 million, or 20.2%, of the Company’s total revenues for the year ended March 31, 2006. Revenues from Europe, Canada, and other international locations amounted to 56.0%, 22.3%, and 21.7%, respectively, of total international revenues for the year ended March 31, 2006.

For a geographic presentation of revenues for the three years ended March 31, 2006, see Note 13 to the Company’s consolidated financial statements titled, “Business Segment Information,” and Item 7, “MD&A.”

The Company’s operations are subject, in varying degrees, to a number of inherent risks. These risks include, among other things, foreign currency exchange rate fluctuations, exchange controls and currency restrictions, changes in local economic conditions, unsettled political, regulatory or business conditions, and government-sponsored boycotts and tariffs on the Company’s products or services.

Depending on the direction of change relative to the U.S. dollar, foreign currency exchange rate fluctuations can increase or reduce the reported dollar amounts of the Company’s net assets and results of operations. Revenues were unfavorably impacted by $2.2 million, or 0.2%, and net income was negatively impacted by $0.3 million, or 0.5%, during fiscal 2006 as a result of foreign currency movements relative to the U.S. dollar. The Company cannot predict future changes in foreign currency exchange rates or the effect they will have on the Company’s operations.

Backlog. Backlog is defined by the Company as the amount of unfilled capital purchase orders at a point in time. At March 31, 2006, the Company’s backlog amounted to $104.5 million, of which $62.0 million and $42.5 million related to the Company’s Healthcare and Life Sciences segments, respectively. At March 31, 2005, the Company’s backlog orders amounted to $108.0 million, of which $65.4 million and $42.6 million related to the Company’s Healthcare and Life Sciences segments, respectively. The majority of backlog orders in both years were expected to ship in the subsequent fiscal year.

Availability of Securities and Exchange Commission Filings. The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the Securities and Exchange Commission (“SEC”). Copies of these materials can be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or by accessing the SEC’s website at http://www.sec.gov. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge, on or through the investor relations section of its website at http://www.steris-ir.com. Also available on the Company’s website are the Company’s Corporate Governance Guidelines, Director Code of Ethics, and Code of Business Conduct, as well as Charters of the Audit and Financial Policy Committee, Compensation and Corporate Governance Committee, and the Compliance Committee of the Company’s Board of Directors. Information on the Company’s website is not incorporated into this annual report.

Item 1A. Risk Factors

The following are certain risk factors that could affect the Company’s business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and financial condition to differ materially from those projected in forward-looking statements. The risks that are highlighted below are not the only ones that the Company faces. Additional risks and uncertainties not presently known by the Company or that the Company currently deems immaterial may also affect the Company’s business. If any of the following risks actually occur, the Company’s business, financial condition, value, or results of operations could be negatively affected.

The businesses in which the Company competes are highly competitive, and if the Company fails to compete successfully, the Company’s sales and results of operations may be negatively affected.

The Company operates in a highly competitive global environment and competes in each of its businesses with other broad line manufacturers and many smaller competitors specializing in particular products, primarily on the basis of brand, product quality, price, warranty, delivery, service and technical support. The Company anticipates that it may face increased competition in the future as new infection prevention, sterile processing, contamination control and surgical support products and services enter the market. Numerous organizations are believed to be working with a variety of technologies and sterilizing agents. In addition, a number of companies have developed disposable medical instruments and other devices designed to address the risk of decontamination. If the Company’s products, services, support, distribution and/or cost structure do not enable it to compete successfully, the Company’s sales, results of operations, or value may be negatively affected.

The Company’s success depends on its ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs.

The Company sells to customers in industries that are characterized by technological change, product innovation and evolving industry standards and in which product price is a key consideration in customers’ purchasing decisions. The Company is engaged in product development and improvement programs and must continue to design and improve innovative products, effectively distribute and achieve market acceptance of those products, and reduce the costs of producing its products to compete successfully with its competitors. If the Company’s competitors’ product development capabilities become more effective than the Company’s, if competitors’ new or improved products are accepted by the market before the Company’s products, or if competitors are able to produce products at a lower cost and thus offer products for sale at a lower price, the Company’s business, financial condition and results of operations could be adversely affected.

The consolidation of health care and pharmaceutical customers and the Company’s competitors could result in a loss of customers or more significant pricing pressures.

Numerous initiatives and reforms initiated by legislators, regulators and third-party payors to reduce health care costs have contributed to a consolidation trend among the Company’s customers. Some of the Company’s competitors have been able to reduce production costs and have lowered the purchase prices of their products in an effort to attract customers. This has resulted in greater pricing pressures. Further consolidation could result in a loss of customers or more significant pricing pressures.

If the Company’s cost reduction and restructuring efforts are ineffective, the Company’s sales and profitability could be negatively impacted.

The Company may not be successful in achieving expected operating efficiencies and operating cost reductions, and may experience business disruptions, associated with cost reduction and restructuring activities, including the restructuring activities announced in January 2006 and, in particular, the transfer of the Erie, Pennsylvania manufacturing operations to Mexico. These efforts may not produce the full efficiency and cost reduction benefits that the Company expects. Additionally, any benefits may be realized later than expected, and the costs of implementing these efforts may be greater than anticipated. The Company may undertake additional cost reduction efforts, which could result in future charges. The Company may be adversely affected and could experience business disruptions with its customers and elsewhere if its cost reduction and restructuring efforts prove ineffective.

Decreased availability or increased costs of raw materials or energy costs could increase the Company’s costs of producing its products or limit its ability to produce its products.

The Company purchases raw materials, energy supplies, fabricated components and services from a variety of suppliers. Raw materials such as stainless steel and petroleum-based chemicals are considered key raw materials. The availability and prices for raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. Where appropriate, the Company may employ contracts with suppliers, both domestically and internationally. From time to time, however, the prices and availability of raw materials or energy supplies fluctuate due to global market demands, which could impair the Company’s ability to procure necessary materials or produce products or could increase the cost of such materials or products. Inflationary and other increases in costs of these raw materials have occurred in the past and may recur from time to time. In addition, freight costs associated with shipping and receiving product and sales are impacted by fluctuations in the cost of energy. A reduction in the supply or increase in the cost of oil and gas could negatively impact the Company’s ability to manufacture its products and could increase the cost of production. The Company’s results of operations may be harmed by shortages in supply or increases in prices to the extent increased costs cannot be passed on to its customers.

The Company’s operations and those of its suppliers are subject to hazards and other risks, any of which could interrupt production or operations or otherwise adversely affect the Company’s performance, results, or value.

The Company’s operations and those of its suppliers are subject to business continuity and other risks, including, but not limited to:

•	explosions, fires, inclement weather and disasters;

•	mechanical failures;

•	unscheduled downtime;

•	labor difficulties;

•	an inability to obtain or maintain any required licenses or permits;

•	disruption of communications;

•	inability to hire or retain key management or employees;

•	loss of key executives; and

•	disruption of supplies and distribution.

The occurrence of any of these problems could cause disruption, delay, or otherwise adversely affect the productivity and profitability of a particular manufacturing facility, or the Company’s operations as a whole, during and after the period of these operating difficulties. Certain of these operating problems may also cause personal injury and loss of life, severe damage to or destruction of property and equipment. Furthermore, the Company is subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters. Although the Company maintains property and casualty insurance of the types and in the amounts that the Company believes are customary for its industries, the Company is not fully insured against all potential hazards incident to its business.

The Company conducts its manufacturing, sales and distribution operations on a worldwide basis and is subject to the risks associated with doing business outside the United States.

The Company has significant international operations, including operations in Europe, Asia and Latin America. The Company is subject to a number of risks that are inherent in manufacturing, sales, services, and other operations internationally, including:

•	risks associated with foreign currency exchange rate fluctuations;

•	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries that may exceed those in the United States and foreign earnings that may be subject to withholding requirements;

•	tax laws that restrict the Company’s ability to use tax credits, offset gains, or repatriate funds;

•	the imposition of tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	general economic and political conditions in countries where we operate or where end users of the Company’s products reside;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights and weaker intellectual property rights protection in some countries; and

•	difficulties associated with compliance with a variety of laws and regulations governing international trade.

Many countries also have a significant degree of political, social, and economic uncertainty or unrest that may impede the Company’s ability to implement and achieve its international growth objectives. In addition, compliance with multiple and potentially conflicting international laws and regulations, import and export limitations and exchange controls is burdensome and expensive.

Changes in government and other third-party payor reimbursement levels could negatively impact the Company’s sales and profitability.

The Company’s products are sold to health care providers, hospitals, and other providers. Many of these providers are reimbursed for the health care services provided to their patients by third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans, and managed care programs. Many of these programs set maximum reimbursement levels for these health care services in the United States. If the third-party payors deny coverage or reduce their current levels of reimbursement for health care services or if the Company’s costs of production increase faster than increases in reimbursement levels, it may limit the ability of these providers to purchase the Company’s products, such as capital equipment, or the Company may be unable to sell its products on a profitable basis.

Outside the United States, reimbursement systems vary significantly by country. Many foreign countries have government-managed health care systems that govern reimbursement for health care services. The ability of hospitals and other providers supported by such systems to purchase the Company’s products is dependent, in part, upon public budgetary constraints. If health care providers outside the United States do not obtain adequate levels of reimbursement from third-party payors, international sales of the Company’s products may decline, which could adversely affect the Company’s total sales and could have a material adverse effect on our business, financial condition and results of operations.

The Company is subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for certain products or operations.

The Company’s operations are subject to extensive regulation in the United States and in other countries where the Company does business. Government regulation applies to nearly all aspects of testing, manufacture, safety, labeling, storage, recordkeeping, reporting, promotion, distribution, and the import or export of medical devices. In general, unless an exemption applies, a sterilization, decontamination, or medical device must receive regulatory approval or clearance before it can be marketed or sold. The Company can offer no assurance that a particular device will be approved or cleared or that such approval or clearance will be maintained by any applicable regulatory agency.

Additionally, the Company may be required to obtain approvals, approval supplements or clearances to market modifications to existing products or market existing products for new uses. Regulatory agencies may require manufacturers themselves to make and document determination of whether or not a modification requires an approval, supplement or clearance; however, the regulatory agencies may review and disagree with a manufacturer’s decision. The Company has applied for and received many such approvals in the past. The Company can offer no assurance that it will be successful in receiving approvals in the future or that any regulatory agency will agree with its decisions not to seek approvals, supplements or clearances for particular device modifications. The FDA or other regulatory agencies may require approval or clearances for past or any future modifications or new uses for the Company’s existing products. These submissions may require the submission of additional clinical or pre-clinical data and may be time consuming and costly, and may not ultimately be cleared or approved by the regulatory agencies. If the Company is unable to obtain any required approvals, approval supplements or clearances for any modification to a previously cleared or approved device, the Company may be required to cease manufacturing the modified device or to recall such modified device until appropriate clearance or approval is obtained.

Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact the Company’s ability to market a device that was previously cleared or approved.

If the Company fails to comply with the regulatory requirements of the FDA or other applicable regulatory requirements in the United States or elsewhere, the Company may be subject to administratively or judicially imposed sanctions, which could have a material adverse effect on the Company’s business, financial condition and results of operations. These sanctions include warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production.

In many of the foreign countries where the Company markets its products, the Company is subject to extensive regulations that are comparable to those of the FDA. The failure to receive, or delays in the receipt of, relevant international qualifications could have a material adverse effect on the Company’s business, financial condition and results of operations. Most notably, the regulation of the Company’s products in Europe falls primarily within the European Economic Area. Only medical devices that comply with certain conformity requirements are allowed to be marketed within the European Economic Area.

The Company’s products are subject to recalls, even after receiving FDA or foreign regulatory clearance or approval.

The Company is subject to ongoing medical device reporting regulations that require the Company to report to the FDA or governmental authorities in other countries if its products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to a death or serious injury if the malfunction were to recur. The FDA and similar governmental authorities in other countries have the authority to require the recall of the Company’s products in the event of material deficiencies or defects in design or manufacturing. In addition, in light of a material deficiency or design defect or defect in labeling, the Company may voluntarily elect to recall one of its products. A government mandated or voluntary recall could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. Any recall would divert managerial and financial resources and could harm the Company’s reputation with its customers and with health care professionals who use and recommend the Company’s products. The Company can offer no assurance that it will not have any product recalls in the future or that such recalls would not have a material adverse effect on the Company’s business, financial condition, results of operations, or value.

The Company’s business and financial condition could be adversely affected by the difficulties in acquiring and maintaining a proprietary intellectual ownership position.

The Company’s ability to compete effectively with other companies depends in part on its ability to maintain and enforce the Company’s patents and other proprietary rights, which are essential to its business. The Company relies on a combination of patents, trade secrets, know-how and confidentiality agreements to protect the proprietary aspects of its technology. These measures afford only limited protection, and competitors may gain access to the Company’s intellectual property and proprietary information. The law of patents and trade secrets is constantly evolving and often involves complex legal and factual questions. Litigation has been and may continue to be necessary to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets and to determine the validity and scope of the Company’s proprietary rights. Litigation can be costly and can divert management’s attention from the growth of the business. Additionally, the Company may have difficulties maintaining and enforcing its patents and other proprietary rights in some foreign jurisdictions with weaker intellectual property rights. The Company can offer no assurance that its patents and other proprietary rights will not be successfully challenged or that others will not independently develop substantially equivalent information and technology or otherwise gain access to the Company’s proprietary technology.

The Company may be adversely affected by product liability claims, legal actions or other regulatory or compliance matters.

The Company may be subject to a variety of claims, lawsuits, regulatory proceedings, investigations, debarment or other potential risks or liabilities. The Company may be exposed to risks of claims, proceedings, investigations or litigation by government agencies or third parties based on or relating to compliance matters, such as product regulation, tax, employee welfare or benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, product safety, financial controls or reporting, intellectual property, and other matters. Any such claims, proceedings, investigations or litigation, regardless of the merits, could result in substantial costs and could harm the Company’s business. Among other risks, proceedings, investigations, litigation or claims also could require the Company to:

•	cease manufacturing and selling any of the affected products;

•	redesign or recall the Company’s products, which may not be possible and could be costly and time consuming;

•	restrict or suspend product sales or other Company activities; or

•	pay substantial amounts, revise financial statements, or otherwise adversely affect Company performance, results or value.

Additionally, the Company could be the subject of regulatory or other proceedings that could result in the imposition of administratively or judicially imposed sanctions, such as warning letters, fines, civil penalties, criminal penalties, loss of tax benefits, injunctions, product seizure or detention, debarment, product recalls and total or partial suspension of production.

The Company has been, and is currently, the subject of product liability claims and lawsuits relating to its products. The Company faces an inherent business risk of exposure to product liability claims in the event that one of the Company’s products is alleged to have resulted in adverse effects. If there is a significant increase in the number, amount or scope of the product liability claims, the Company’s business could be adversely affected. Even if the Company is successful in defending against any liability claims, such claims could nevertheless distract management, result in substantial costs, harm the Company’s reputation, adversely affect sales of the Company’s products and otherwise harm the Company’s business, financial condition, results of operations, or value.

Although the Company maintains product liability and other insurance with coverage the Company believes to be adequate, the Company can offer no assurance that any product liability or other claims made against it will not exceed the coverage limits of the Company’s insurance policies or that such insurance will continue to be available on terms the Company views as commercially reasonable or at all. Additionally, the Company is subject to the risk that its insurers will exclude claim coverage for any reason or that the insurers may become insolvent.

The results of legal or regulatory claims, proceedings, investigations or litigation are difficult to predict, and the Company cannot provide any assurance that such matters will not be commenced against it, or that the Company will prevail in any claim, proceeding, investigation or litigation. An unfavorable resolution of any legal, regulatory or compliance matter could materially and adversely affect the Company’s business, results of operations, liquidity, financial condition or value.

The Company may be unable to successfully identify, acquire and integrate strategic acquisition candidates.

The Company’s ability to successfully grow through acquisitions depends upon the Company’s ability to identify, negotiate, complete and integrate suitable acquisitions, and to obtain any necessary financing. The costs of acquiring other businesses could increase if competition for acquisition candidates increases. Additionally, the success of any acquisition is subject to other risks and uncertainties, including:

•	the Company’s ability to realize operating efficiencies, synergies or other benefits expected from an acquisition, and possible delays in realizing the benefits of the acquired company or products;

•	diversion of management’s time and attention from other business concerns;

•	difficulties in retaining key employees, customers or suppliers of the acquired businesses;

•	difficulties in maintaining uniform standards, controls, procedures and policies throughout acquired companies;

•	adverse effects on existing business relationships with suppliers or customers;

•	the risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets; and

•	ability to generate future cash flows or the availability of financing.

In addition, an acquisition could materially impair the Company’s results of operations by causing the Company to incur debt or requiring the amortization of acquisition expenses and acquired assets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2006. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

In the table below, “Contract Sterilization” refers to locations of the STERIS Isomedix Services segment, “Sterilization Services” refers to locations of the Healthcare segment and “Manufacturing/Warehousing/Operations” and “Sales Offices” refer to locations serving both the Healthcare and Life Sciences segments.

U.S. Locations (including Puerto Rico)
Owned Locations		Leased Locations
Montgomery, AL	Manufacturing	Montgomery, AL	Warehousing
Nogales, AZ	Contract Sterilization	Aliso Viejo, CA	Sales Office
Ontario, CA	Contract Sterilization	San Diego, CA	Contract Sterilization
Temecula, CA	Contract Sterilization	Morton Grove, IL	Contract Sterilization
Libertyville, IL (2 locations)	Contract Sterilization	Waukegan, IL	Contract Sterilization
Northborough, MA	Contract Sterilization	Bel Air, MD	Sales Office
St. Louis, MO	Manufacturing	St. Louis, MO	Warehousing/Distribution
Groveport, OH	Contract Sterilization	Mentor, OH (2 locations)	Corporate Headquarters
South Plainfield, NJ	Contract Sterilization		Manufacturing/ Warehousing
Whippany, NJ	Contract Sterilization	Minneapolis, MN	Contract Sterilization
Chester, NY	Contract Sterilization	Reno, NV	Warehousing
Mentor, OH (7 locations)	Corporate Headquarters	Erie, PA	Warehousing
	Sales/Marketing Offices	Nashville, TN	Sterilization Services
	Administration Offices	Grand Prairie, TX	Contract Sterilization
Manufacturing/Warehousing
Manufacturing/Operations
Erie, PA	Manufacturing/Operations
Vega Alta, PR	Contract Sterilization
Coventry, RI	Contract Sterilization
Spartanburg, SC	Contract Sterilization
El Paso, TX	Contract Sterilization
Sandy, UT	Contract Sterilization

International Locations
Owned Locations		Leased Locations
		Brussels, Belgium	Sales Office
Whitby, Canada	Contract Sterilization	Sao Palo, Brazil	Sales Office
Quebec City, Canada	Manufacturing	Mississauga, Canada	Warehousing/Sales Office
Leicester, England (2 locations)	Manufacturing/Warehousing	Quebec City, Canada (2 locations)	Warehousing
Helsinki, Finland	Manufacturing/Sales Office	St. Laurent, Canada	Sales Office
Pieterlen, Switzerland	Manufacturing/Sales Office	Shanghai, China	Representative Office
		San Jose, Costa Rica	Sales Office
		Basingstoke, England	European Corporate Headquarters
		Nanterre, France	Sales Office
		Saran, France	Manufacturing
		Cologne, Germany	Sales Office
		Calcutta, India	Sales Office
		Segrate, Italy	Sales Office
		Kobe, Japan	Sales Office
		Tokyo, Japan	Sales Office
		Seoul, Korea	Sales Office
		Selangor, Malaysia	Sales Office
		Monterrey, Mexico	Manufacturing
		Singapore	Sales Office
		Madrid, Spain	Sales Office
		Stockholm, Sweden	Sales Office

Item 3.	Legal Proceedings

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

The FDA and the United States Department of Justice are continuing to conduct an investigation involving the Company’s SYSTEM 1® sterile processing system. The Company has received requests for documents in connection with the investigation. The Company has been responding to these requests and has been cooperating with the government agencies regarding this matter. There can be no assurance that the ultimate outcome of the investigation will not result in an action by the government agencies or that the government agencies will not initiate administrative proceedings, civil proceedings or criminal proceedings, or any combination thereof, against the Company.

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

Additional information regarding the Company’s commitments and contingencies is included in Item 7, “MD&A,” and in Note 12 to the Company’s consolidated financial statements titled, “Commitments and Contingencies.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2006 fiscal year.

Executive Officers of the Registrant.  The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position
Les C. Vinney	57	President and Chief Executive Officer
William L. Aamoth	52	Vice President and Corporate Treasurer
Laurie Brlas	48	Senior Vice President and Chief Financial Officer
Dr. Peter A. Burke	57	Senior Vice President and Chief Technology Officer
Timothy L. Chapman	43	Senior Vice President, Business Strategy
Patricia K. Fish	45	Senior Vice President, Human Resources
Charles L. Immel	44	Senior Vice President and Group President, Healthcare
Dr. Patrick J. McCullagh	50	Vice President, Global Quality Systems Engineering and Regulatory Affairs
Mark D. McGinley	49	Senior Vice President, General Counsel, and Secretary
Robert E. Moss	61	Senior Vice President and Group President, STERIS Isomedix Services
Gerard J. Reis	54	Senior Vice President and Group President, Life Sciences
Michael J. Tokich	37	Vice President and Corporate Controller

The following is a brief account of the recent business experience of each such executive officer:

Les C. Vinney serves as President and Chief Executive Officer. He assumed this role in July 2000. Mr. Vinney joined the Company’s Board of Directors in March 2000 at the same time as he was appointed to his previous role as the Company’s President and Chief Operating Officer. Mr. Vinney joined STERIS as Senior Vice President and Chief Financial Officer in August 1999. He became Senior Vice President Finance and Operations in October 1999 and President and Chief Operating Officer in March 2000. Prior to his employment with STERIS, Mr. Vinney served as Senior Vice President and Chief Financial Officer at The BF Goodrich Company, a manufacturer of advanced aerospace systems, performance materials, and engineered industrial products. During his eight-year career with BF Goodrich, Mr. Vinney held a variety of senior operating and financial management positions, including Vice President and Treasurer, President and CEO of the former Tremco subsidiary, and Senior Vice President, Finance and Administration of BF Goodrich Specialty Chemicals. Mr. Vinney is a director of Campbell Soup Company.

William L. Aamoth serves as Vice President and Corporate Treasurer. He joined the Company in March

2001 as Corporate Treasurer. Prior to joining the Company, Mr. Aamoth was employed by Hayes Lemmerz International, a manufacturer of automotive wheels, brakes, and related systems, from January 2000 through January 2001, serving as Treasurer. From May 1992 to December 1999, Mr. Aamoth was employed by TRW, Inc., a manufacturer and service provider of automotive, aerospace, and information technology products, serving most recently as Assistant Treasurer, International.

Laurie Brlas serves as Senior Vice President and Chief Financial Officer. She assumed this role when she joined the Company in April 2000. Prior to joining STERIS, Ms. Brlas was employed by OfficeMax, Inc., a retailer of goods and services to business customers and consumers, from September 1995 through April 2000, serving most recently as Senior Vice President and Corporate Controller. Ms. Brlas is a director of Perrigo Company.

Dr. Peter A. Burke serves as Senior Vice President and Chief Technology Officer. He assumed this role in July 2002. Dr. Burke joined the Company in January 2001 as Vice President and Chief Technology Officer. Prior to joining STERIS, Dr. Burke was employed by Carter-Wallace, Inc., a manufacturer and distributor of consumer and pharmaceutical products, from January 1996 to March 2001, serving most recently as Vice President, Research and Development.

Timothy L. Chapman serves as Senior Vice President, Business Strategy. He assumed this role when he joined the Company in January 2006. Prior to joining STERIS, Mr. Chapman was employed by McKinsey & Company, a professional services firm, from June 1985 through January 2006, serving most recently as Director (Senior Partner) in McKinsey’s Healthcare and Operations practices.

Patricia K. Fish serves as Senior Vice President, Human Resources. She assumed this role when she joined the Company in August 2005. Prior to joining STERIS, Ms. Fish was employed by Sigma Aldrich, a chemical manufacturer, from April 2004 through August 2005, serving most recently as Senior Vice President, Human Resources. From June 2000 to April 2004, Ms. Fish was employed by RehabCare Group, Inc., a provider of rehabilitation program management services, serving most recently as Senior Vice President, Human Resources.

Charles L. Immel serves as Senior Vice President and Group President, Healthcare. He assumed this role in July 2003. He joined the Company in May 2001 and served as Senior Vice President, Sales and Marketing and President, Commercial Products until April 2003. Prior to joining STERIS, Mr. Immel was employed by Baxter Healthcare Corporation, a medical products and services company specializing in critical care applications, from July 1983 to May 2001, serving most recently as Vice President and General Manager of Baxter’s Therapeutic Commercial Business.

Dr. Patrick J. McCullagh serves as Vice President, Global Quality Systems Engineering and Regulatory Affairs. He assumed this role in July 2005. He joined the Company in July 2002 and served as Vice President, Engineering Research until July 2005. Prior to joining STERIS, Dr. McCullagh most recently served as a self-employed technical consultant regarding medical devices, product development, and product submissions from May 2001 to June 2002. Prior to that, he served as Senior Director, Marketing and Sales International with Orquest, a biotechnology company focused on developing biologically-based implants for orthopedics and spine surgery from May 2000 to May 2001.

Mark D. McGinley serves as Senior Vice President, General Counsel, and Secretary. He assumed this role in April 2005. He joined the Company in March 2002 as Vice President, General Counsel, and Secretary. Prior to joining STERIS, Mr. McGinley was employed by Noveon, Inc., an international specialty chemicals manufacturer. Mr. McGinley also served as Associate General Counsel of The Glidden Company, a producer of specialty products and paints, and was employed by the BF Goodrich Company from 1990 to 2000 in various legal capacities, including General Counsel of the BF Goodrich Sealants, Coatings and Adhesives Group.

Robert E. Moss serves as Senior Vice President and Group President, STERIS Isomedix Services. He assumed this role in April 2005. He served as Vice President and General Manager of STERIS Isomedix Services from 1999 until April 2003 and as Vice President and Group President of STERIS Isomedix Services from March 2003 until April 2005. Mr. Moss joined the Company in 1990 serving as Vice President Operations until 1999. Prior to joining the Company, Mr. Moss held senior leadership positions with Cardinal Health and divisions of American Hospital Supply Corporation, both medical products and services companies.

Gerard J. Reis serves as Senior Vice President and Group President, Life Sciences. He assumed this role in February 2005. He previously served as Senior Vice President and Group President, Defense and Industrial. He joined the Company in July 1994 as Vice President, Administration. He served as Senior Vice President, Administration from October 1999 until April 2003.

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

part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends. The Company’s common shares are traded on the New York Stock Exchange under the symbol “STE.” The following table sets forth, for the quarters indicated, the high and low sales prices for the Company’s common shares.

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2006
High	$28.26	$27.10	$27.65	$26.33
Low	24.10	21.69	23.32	21.62
Fiscal 2005
High	$25.51	$24.39	$24.04	$27.04
Low	22.19	19.80	19.96	21.43

During fiscal 2006, the Company paid cash dividends on its common shares totaling $0.16 per outstanding common share ($0.04 per outstanding common share to common shareholders of record on each of the following record dates: May 31, 2005, August 12, 2005, November 16, 2005, and February 8, 2006). The Company did not pay any cash dividends on its common shares prior to fiscal 2006. Payment of dividends, if any, in the future is subject to the discretion of the Company’s Board of Directors. At June 2, 2006, there were approximately 1,479 shareholders of record of the Company’s common shares.

Issuer Purchases of Equity Securities.  Information concerning the Company’s stock repurchases made during the fourth quarter of fiscal 2006:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans at period end(1)
January 1 - 31	—	$—	—	3,000,000
February 1 - 28	339,100	$25.58	339,100	2,660,900
March 1 -31	447,400	$24.93	786,500	2,213,500
Total	786,500	$25.21	786,500	2,213,500

(1)

On January 25, 2006, the Company’s Board of Directors authorized the purchase of up to three million of its common shares replacing the existing authorization that was approved on July 28, 2004. At the time of the replacement, 2,851,675 shares had been purchased under the prior authorization. As of March 31, 2006, 2,213,500 shares remained authorized for repurchase under the replacement share repurchase authorization. This common share repurchase authorization does not have a stated maturity date. Refer to Note 16 to the Company’s consolidated financial statements titled, “Repurchase of Common Shares,” for the full fiscal year 2006 share repurchase activity.

Information related to common share repurchases made subsequent to March 31, 2006 is included in Note 18 to the Company’s consolidated financial statements titled, “Subsequent Events.”

Item 6. Selected Financial Data

Years Ended March 31,	2006(1)(4)	2005(1)(4)	2004(1)(3)(4)	2003(3)(5)	2002(2)(5)
	(in thousands, except per share data)
Statements of Income Data:
Revenues	$1,160,285	$1,081,674	$1,031,908	$972,087	$866,697
Gross profit	484,185	461,921	443,900	408,821	355,201
Restructuring expenses	25,308	—	—	—	—
Income from continuing operations	108,118	138,292	126,488	125,769	80,613
Income taxes	45,172	54,620	40,182	46,333	34,411
Income from discontinued operations, net of tax	1,109	2,308	7,937	—	—
Gain on the sale of discontinued operations, net of tax	6,234	—	—	—	—
Net income	$70,289	$85,980	$94,243	$79,436	$46,202
Basic income per common share:
Income from continuing operations	$0.92	$1.21	$1.24	$1.14	$0.67
Income from discontinued operations	0.11	0.03	0.12	—	—
Net income	$1.03	$1.24	$1.36	$1.14	$0.67
Shares used in computing net income per common share – basic	68,238	69,254	69,521	69,434	69,163
Diluted income per common share:
Income from continuing operations	$0.91	$1.20	$1.22	$1.12	$0.65
Income from discontinued operations	0.11	0.03	0.11	—	—
Net income	$1.02	$1.23	$1.33	$1.12	$0.65
Shares used in computing net income per common share – diluted	68,939	70,022	70,742	70,870	70,607
Dividends per common share	$0.16	$—	$—	$—	$—
Balance Sheets Data:
Working capital	$226,169	$198,316	$272,250	$163,381	$146,534
Total assets	1,188,973	1,185,722	1,068,170	894,954	841,572
Long-term indebtedness	114,480	104,274	109,090	59,704	115,228
Total liabilities	458,146	430,084	387,471	325,424	354,427
Total shareholders’ equity	730,827	755,638	680,699	569,530	487,145

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Beginning in fiscal 2003, the Company ceased amortizing goodwill in accordance with SFAS No. 142. Goodwill amortization, net of tax, for fiscal 2002 was $5,227.
(3)	Certain balance sheet reclassifications have been made to conform to the fiscal 2006 and fiscal 2005 presentation.
(4)

On October 31, 2005, the Company completed the sale of its lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). The transaction resulted in an after-tax gain to the Company of approximately $6.2 million. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. This product line is presented as a discontinued operation in the Company’s financial statements. Revenues, cost of revenues, operating expenses and income taxes attributable to this product line have been aggregated to a single line on the income statement for all periods presented. Segment results for all periods presented exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments.

(5)	Amounts are not revised to reflect the discontinued operations described in Note 4 above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following sections of MD&A should be read in conjunction with information contained in Item 1, “Business,” Item 6, “Selected Financial Data,” and information contained in the Company’s consolidated financial statements, included in Item 8, “Financial Statements and Supplementary Data.”

FINANCIAL MEASURES

In the following sections of MD&A and in Item 1, “Business,” the Company, at times, may refer to financial measures that are not required to be presented in the consolidated financial statements under accounting principles generally accepted in the United States. The Company has used the following financial measures that are not required to be presented under United States generally accepted accounting principles in the context of this report: backlog, debt to capital, and days sales outstanding. The Company defines these financial measures as follows:

•

Backlog – is defined by the Company as the amount of unfilled capital purchase orders at a point in time. The Company uses this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•

Debt-to-capital – is defined by the Company as total debt divided by the sum of debt and shareholders’ equity. The Company uses this figure as a financial liquidity measure to gauge the Company’s ability to borrow, provide strength/protection against creditors, fund growth, develop outside of current business operations, and measure the risk of the Company’s financial structure.

•

Days sales outstanding – is defined by the Company as the average collection period for sales revenues. It is calculated as net accounts receivable divided by the trailing four quarter’s revenues, multiplied by 365. The Company uses this figure to help gauge the quality of accounts receivable and expected time to collect.

In the following sections of MD&A and in Item 1, “Business,” the Company, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. Non-GAAP financial measures used by the Company are as follows:

•

Free cash flow – is defined by the Company as cash flows from operating activities as presented in the Consolidated Statements of Cash Flows, which are presented in Item 8, “Financial Statements and Supplementary Data,” less purchases of property, plant and equipment, net, which is also presented in the Consolidated Statements of Cash Flows. The Company uses this measure to gauge its ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculations of the Company’s free cash flow for the years ended March 31, 2006 and 2005:

Years Ended March 31,	2006	2005
	(dollars in millions)
Cash flows from operating activities	$ 162.0	$ 148.9
Purchases of property, plant and equipment, net	51.2	56.2

Free cash flow	$ 110.8	$ 92.7

•

The Company, at times, may refer to its results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the years presented. For example, when discussing changes in revenues, the Company may, at times, exclude the impact of current or prior year business acquisitions.

The Company has presented these financial measures because it believes that meaningful analysis of the Company’s financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered an alternative to measures required by accounting principles generally accepted in the United States. The Company’s calculations of these measures may differ from calculations of similar measures used by other companies and investors should be careful when comparing these financial measures to those of other companies.

REVENUES-DEFINED

As required by Regulation S-X, the Company has presented separately on its Consolidated Statements of Income for each year presented, revenues generated as either product revenues or service revenues. In discussing revenues, the Company, at times, may refer to revenues in differing detail than that which is required by Regulation S-X. The terminology, definitions, and applications of terms that the Company uses to describe revenues may differ from terms used by other companies. The Company uses the following terms to describe revenues:

•	Revenues – The Company’s revenues are presented net of sales returns and allowances.

•

Product Revenues – Product revenues are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•

Service Revenues – Service revenues are defined by the Company as revenues generated from parts and labor associated with the maintenance, repair, and installation of the Company’s capital equipment, as well as revenues generated from contract sterilization offered through the Company’s Isomedix Services segment.

•

Capital Revenues – Capital revenues are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; and surgical lights and tables.

•

Consumable Revenues – Consumable revenues are defined by the Company as revenues generated from sales of the consumable family of products which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Recurring Revenues – Recurring revenues are defined by the Company as revenues generated from sales of consumable products and service revenues.

•

Acquired Revenues – Acquired revenues are defined by the Company as base revenues generated from acquired businesses or assets and additional volumes driven through acquired businesses or assets. The Company will use such measure for up to a year after acquisition.

GENERAL COMPANY OVERVIEW AND OUTLOOK

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

Beyond STERIS’s core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. Through the Life Sciences segment, the Company is actively pursuing new opportunities to adapt its proven technologies to meet the needs of emerging markets such as defense, aerospace, and industrial decontamination.

Several critical actions were taken in fiscal 2006. The sale of the lyophilizer (freeze dryer) business in the third quarter was an important step in the Life Sciences renewed strategic focus. In January 2006, the Company announced the transfer of manufacturing operations from Erie, Pennsylvania to Mexico as a major element of a plan to reduce the cost structure of operations.

Fiscal 2006 revenue growth was fueled by acquisitions completed in fiscal 2005 and moderate growth in recurring revenues from consumable and service offerings.

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

The Company’s financial position and cash flows remain strong. Working capital management and reduced capital spending levels resulted in record cash flows from operations of $162.0 million and record free cash flow of $110.8 million. The Company continues to maintain low debt levels with its debt to capital ratio approximating 13.7% at March 31, 2006. The Company’s strong financial position and cash flows currently afford it the financial flexibility to return value to shareholders. The value to shareholders may be in the form of strategic acquisitions that strengthen the Company’s long-term competitive position and potential common share repurchases and cash dividends.

A detailed discussion of the Company’s fiscal 2006 performance is included in the subsection of MD&A titled, “Results of Operations.”

MATTERS AFFECTING COMPARABILITY

Business Acquisitions.  The Company’s operating results for fiscal 2005 include the impact of acquisitions completed during the fiscal year from the date of acquisition. During fiscal 2005, the Company acquired Browne and FHSurgical and certain assets of Cosmed. During the initial twelve months following its acquisition, Browne contributed $18.7 million ($9.4 million and $9.3 million, in fiscal years 2006 and 2005, respectively) to the Healthcare segment’s revenues. The addition of five EO facilities acquired from Cosmed contributed $25.0 million ($19.1 million and $5.9 million, in fiscal years 2006 and 2005, respectively) to the Isomedix Services segment’s growth in revenues during the initial twelve months following its acquisition for fiscal 2006 and 2005, respectively. The addition of FHSurgical to the Company’s operations contributed $19.7 million to the Healthcare segment’s revenues for fiscal 2006. The acquisition of FHSurgical was completed on March 24, 2005 and, therefore, did not have a material impact on the Company’s fiscal 2005 operating results.

Business Dispositions. On October 31, 2005, the Company completed the sale of its lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). The transaction resulted in an after-tax gain to the Company of approximately $6.2 million. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. This product line is presented as a discontinued operation in the Company’s financial statements. Revenues, cost of revenues, operating expenses and income taxes attributable to this product line have been aggregated to a single line on the income statement for all periods presented. Segment results for all periods presented exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments.

Further information regarding the Company’s discontinued operations is included in Note 2 to the Company’s consolidated financial statements titled, “Business Dispositions.”

Restructuring. On January 30, 2006, the Company announced that the manufacturing portion of its Erie, Pennsylvania operations will be transferred to Mexico to reduce production costs and improve the Company’s competitive position. Plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments also were approved.

Operating income for fiscal 2006 includes expenses of approximately $25.3 million primarily for non-cash expenses related to asset write-downs, accelerated recognition of pension and retiree medical benefits, and severance and termination benefits related to the transfer and other restructuring actions.

As announced on January 30, 2006, the Company anticipates the total costs associated with this transfer over the next several years following fiscal 2006 to approximate $35.0 million, including $18.0 million of restructuring expenses.

Asset write-downs include the impairment of buildings, land, manufacturing equipment and office equipment, and the resulting write-down of the carrying value of these assets to fair value, which represents management’s best estimate of the fair value for the assets to be sold or idled.

International Operations. Because the Company conducts operations outside of the United States using various foreign currencies, its operating results are impacted by foreign currency movements relative to the U.S. dollar. During fiscal 2006, the Company’s revenues were unfavorably impacted by $2.2 million, or 0.2%, and net income was negatively impacted by $0.3 million, or 0.5%, as a result of foreign currency movements relative to the U.S. dollar.

RESULTS OF OPERATIONS

The following subsections provide commentary regarding the results of operations of the Company for fiscal 2006 as compared to fiscal 2005 and for fiscal 2005 as compared to fiscal 2004.

Fiscal 2006 as Compared to Fiscal 2005

Revenues.  The following table illustrates the changes in the Company’s revenues for the year ended March 31, 2006 as compared to the year ended March 31, 2005:

	Years Ended March 31,		Change	Percent Change	Percentage of Total Revenues
(dollars in thousands)	2006	2005			2006(1)	2005(1)
Capital Revenues	$505,235	$483,956	$21,279	4.4%	43.5%	44.7%
Consumable Revenues	254,604	234,952	19,652	8.4%	21.9%	21.7%

Product Revenues	759,839	718,908	40,931	5.7%	65.5%	66.5%
Service Revenues	400,446	362,766	37,680	10.4%	34.5%	33.5%

Total Revenues	$1,160,285	$1,081,674	$78,611	7.3%	100.0%	100.0%

Service Revenues	$400,446	$362,766	$37,680	10.4%	34.5%	33.5%
Consumable Revenues	254,604	234,952	19,652	8.4%	21.9%	21.7%

Recurring Revenues	655,050	597,718	57,332	9.6%	56.5%	55.3%
Capital Revenues	505,235	483,956	21,279	4.4%	43.5%	44.7%

Total Revenues	$1,160,285	$1,081,674	$78,611	7.3%	100.0%	100.0%

United States	$925,593	$874,682	$50,911	5.8%	79.8%	80.9%
International	234,692	206,992	27,700	13.4%	20.2%	19.1%

Total Revenues	$1,160,285	$1,081,674	$78,611	7.3%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Revenues increased $78.6 million, or 7.3%, to $1,160.3 million for the year ended March 31, 2006, as compared to $1,081.7 million for fiscal 2005. For fiscal 2006, recurring revenues increased 9.6% as compared to fiscal 2005. The recurring revenues increase was generated from an 8.4% increase in consumable revenues driven by the Browne acquisition and a 10.4% increase in service revenues as compared to fiscal 2005. Service revenues, which increased in all segments, were driven by a $22.7 million, or 21.6%, increase in the Isomedix Services segment. Within the Company’s Healthcare and Life Sciences segments, service revenues for fiscal 2006 increased 5.5% and 6.8%, respectively, as compared to fiscal 2005. Capital revenues increased $21.3 million, or 4.4%, during fiscal 2006, as compared to fiscal 2005. The Healthcare segment experienced strong demand for Cmax surgical tables both in the United States and internationally. However, the Healthcare segment’s base capital equipment offering was negatively impacted by softness in overall market demand for products because sterile processing and surgical suite products are generally purchased late in the project cycle, and there was an overall decline in projects entering the completion stage in fiscal 2006 as compared to fiscal 2005. Life Sciences capital revenue reflects pockets of growth in international pharmaceutical production and sales of replacement equipment into the research market.

International revenues for fiscal 2006 amounted to $234.7 million, an increase of $27.7 million, or 13.4%, as compared to fiscal 2005. The increase in year over year international revenues was attributable to an 11.9% increase in capital revenues primarily within the European and Intercontinental marketplaces. Within Europe, fiscal 2006 capital revenues from the Company’s Healthcare segment increased 38.8% as compared to fiscal 2005 largely attributable to the acquisition of FHSurgical. This increase was partially offset by a decrease of 22.4% in European capital revenues from the Company’s Life Sciences segment during fiscal 2005. The increase in international capital revenues was supplemented by an increase of 15.3% in recurring revenue streams year over year.

United States revenues for fiscal 2006 amounted to $925.6 million, an increase of $50.9 million, or 5.8%, as compared to fiscal 2005. United States revenues were positively impacted by an 8.7% increase in recurring revenues, which were driven by an increase in the Isomedix Services segment’s revenues of 21.6%. Recurring revenues were also positively impacted by service revenue increases of 3.2% and 13.0% in the Healthcare and Life Sciences segments, respectively, and an increase in consumable revenues of 5.2%. Year over year, United States capital revenues increased 1.9% as a result of improved demand from hospital customers during the second half of the fiscal year. The increase in United States capital revenues was driven by increases of 1.1% and 6.6% in the Company’s Healthcare and Life Sciences segments, respectively.

Revenues are further discussed on a segment basis in the section of MD&A titled “Business Segment Results of Operations.”

Gross Profit.  The following table illustrates the changes in the Company’s gross profit for the year ended March 31, 2006, as compared to the year ended March 31, 2005:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2006	2005
Gross Profit:
Product	$314,386	$306,843	$7,543	2.5%
Service	169,799	155,078	14,721	9.5%

Total Gross Profit	$484,185	$461,921	$22,264	4.8%
Gross Profit Percentage:
Product	41.4%	42.7%
Service	42.4%	42.7%

Total Gross Profit Percentage	41.7%	42.7%

Gross profit (margin) is impacted by the volume, pricing, and mix of sales of the Company’s products and services, as well as the costs associated with the products and services that are sold. The Company’s gross profit margin declined to 41.7% for fiscal 2006. Overall, fiscal 2006 margins were negatively impacted by increased raw material prices, particularly related to stainless steel, a core material used in the manufacturing of capital equipment, and certain petroleum-based chemicals used in consumables formulations. Gross margins were also negatively impacted by the increased cost of freight and the addition of operating costs associated with recently acquired businesses and reduced volumes within certain manufacturing processes which resulted in lower fixed cost absorption. Gross margins associated with service offerings reflect increases in labor, fuel and facilities costs.

Gross margins are further discussed on a segment basis in the section of MD&A titled “Business Segment Results of Operations.”

Operating Expenses.  The following table illustrates the changes in the Company’s operating expenses for the year ended March 31, 2006, as compared to the year ended March 31, 2005:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2006	2005
Operating Expenses:
Selling, General, and Administrative	$315,582	$289,068	$26,514	9.2%
Research and Development	33,597	31,509	2,088	6.6%
Restructuring Expenses	25,308	—	25,308	NM

Total Operating Expenses	$374,487	$320,577	$53,910	16.8%

NM – Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A increased 50 basis points to 27.2% for fiscal 2006 as compared to fiscal 2005. The increase includes fourth quarter 2006 expenses of approximately $4 million associated with the termination of certain long-term marketing agreements.

Research and development expenses as a percentage of total revenues remained relatively flat at 2.9% for fiscal 2006 and fiscal 2005. As compared to fiscal 2005, research and development expenses increased $2.1 million, or 6.6%, during fiscal 2006. The increase in research and development expenses is attributable to the integration of research and development functions of acquired companies and a continued emphasis on new product development, product improvements, and the development of new technological innovations. During fiscal 2006, the Company’s investments in research and development focused on, but were not limited to, enhancing capabilities of delivery systems in the defense and industrial areas, sterile processing combination technologies, and the area of prions.

Restructuring Expense.  In fiscal 2006, the Company recorded $25.3 million in restructuring expenses related to the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions, including the closure of a sales office in Miami, Florida, rationalization of operations in Finland and the elimination of certain management positions. All such actions are intended to improve the Company’s cost structure. The following is a summary of these primarily non-cash restructuring expenses for fiscal 2006:

(dollars in thousands)	March 31, 2006
Asset impairment and accelerated depreciation	$ 11,712
Pension curtailment	2,335
OPEB acceleration	8,982
Severance and termination benefits	2,038
Other	241

Total restructuring charges	$ 25,308

These costs are primarily associated with the Healthcare business segment with restructuring expenses of $24.8 million and $0.5 million related to the Healthcare and Life Sciences segments, respectively.

The Company anticipates incurring approximately an additional $18.0 million in restructuring expenses over the next two years in connection with the transfer of the manufacturing operations. Restructuring expenses to be incurred include severance, accelerated depreciation and other expenses. The Company did not incur restructuring expenses in fiscal 2005 or fiscal 2004.

Restructuring expenses have been recognized as incurred as required under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the property, plant and equipment associated with the Erie, Pennsylvania facility were assessed for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily relate to an adjustment in the carrying value of the Erie facility to its estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the Erie manufacturing operations were reevaluated based on the plan, resulting in the acceleration of depreciation and amortization of certain assets. These actions have or will impact more than 450 employees during the fourth quarter of fiscal 2006 and over the period in which operations are transferred from Erie, Pennsylvania to Monterrey, Mexico. Additional information regarding the impact of the restructuring actions on the Company’s employee benefit plans is included in Note 11 to the Company’s consolidated financial statements titled, “Benefit Plans.”

The following table summarizes the Company’s liabilities related to restructuring activities:

		Fiscal 2006
(dollars in thousands)	March 31, 2005	Provision	Payments	March 31, 2006
Severance and termination benefits	$—	$2,038	$(97)	$1,941
Lease termination obligation	—	135	—	135

Total	$—	$2,173	$(97)	$2,076

Non-Operating Expense, Net.  The following table illustrates the changes in the Company’s non-operating expense, net for the year ended March 31, 2006, as compared to the year ended March 31, 2005:

	Years Ended March 31,
(dollars in thousands)	2006	2005	Change
Non-Operating Expense, Net:
Interest Expense	$4,935	$4,234	$701
Interest and Miscellaneous Income	(3,355)	(1,182)	(2,173)

Non-Operating Expense, Net	$1,580	$3,052	$(1,472)

Interest expense increased year over year as a result of higher average debt levels and higher interest rates on outstanding debt during fiscal 2006 as compared to fiscal 2005. Interest and other miscellaneous income increased $2.2 million compared to the prior year. This increase resulted primarily from the final settlement of certain working capital adjustments and the resolution of certain indemnification claims pursuant to the terms of the share purchase agreement with respect to the

Company’s acquisition of Hamo Holding AG (“Hamo”), which was completed during fiscal 2004. The settlement occurred in the first quarter of fiscal 2006.

A detailed discussion of the Company’s outstanding debt is included in Note 8 to the Company’s consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense.  The following table compares the Company’s income tax expense and effective tax rates for the years ended March 31, 2006 and 2005:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Income Tax Expense	$45,172	$54,620	$(9,448)	-17.3%
Effective Income Tax Rate	41.8%	39.5%

The effective income tax rate for fiscal 2006 was 41.8% as compared to 39.5% for fiscal 2005. The higher effective income tax rate for fiscal 2006 is primarily due to ongoing routine IRS audits and the unfavorable impact of losses in international operations. IRS audit assessments related to tax years 1997 through 2001. The impact of reductions in the operating profits generated in international tax jurisdictions results not only in the inability to utilize operating loss carryforwards but also reduces the Company’s utilization of foreign tax credits against foreign profits taxed in the United States. Additional information regarding the Company’s income tax expense is included in Note 10 to the Company’s consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations.  The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 13 to the Company’s consolidated financial statements titled, “Business Segment Information,” and Item 1, “Business” provide detailed information regarding each business segment. The following table illustrates the changes in business segment revenues for the year ended March 31, 2006 as compared to the year ended March 31, 2005:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Revenues:
Healthcare	$817,014	$763,879	$53,135	7.0%
Life Sciences	215,827	213,003	2,824	1.3%
STERIS Isomedix Services	127,444	104,792	22,652	21.6%

Total Revenues	$1,160,285	$1,081,674	$78,611	7.3%

Healthcare segment revenues represented 70.4% of total revenues for the year ended March 31, 2006, as compared to 70.6% for the year ended March 31, 2005. Healthcare segment revenues increased $53.1 million, or 7.0%, to $817.0 million for the year ended March 31, 2006, as compared to $763.9 million for the prior fiscal year. The increase in Healthcare revenues was primarily driven by a 7.1% increase in capital revenues, which is primarily attributable to increases in revenues derived from the fiscal 2005 acquisition of FHSurgical, including strong sales of the Cmax surgical tables both in the United States and internationally. The Healthcare segment’s base capital equipment offering was impacted by softness in overall United States market demand for products as sterile processing and surgical suite products are generally purchased late in the project cycle, and there was an overall decline in projects entering the completion stage in fiscal 2006 compared to fiscal 2005. At March 31, 2006, the Healthcare segment’s backlog amounted to $62.0 million, as compared to $65.4 million at March 31, 2005. The Healthcare segment’s fiscal 2006 revenues were also positively impacted by a 6.8% increase in recurring revenue streams driven by strong service revenues within the United States hospital market and increased consumable revenues resulting from the business integration of Browne.

Life Sciences segment revenues represented 18.6% of total revenues for the year ended March 31, 2006, as compared to 19.7% for the year ended

March 31, 2005. Life Sciences segment revenues increased $2.8 million, or 1.3%, to $215.8 million for the year ended March 31, 2006, as compared to $213.0 million for the prior fiscal year. The increase in Life Sciences revenues was driven by strong growth in recurring revenues of 9.8% and 6.8% for consumable products and service, respectively, offset by a 5.2% decrease in capital revenues. Fiscal 2006 Life Sciences revenues were negatively impacted as a result of fewer new capital construction projects within the pharmaceutical industry. However, during the fourth quarter, the segment experienced an increase of $6.5 million, or 22.6%, reflecting a rise in demand for capital equipment in the pharmaceutical production market and for replacement equipment in the research market. At March 31, 2006, the Life Sciences segment’s backlog amounted to $42.5 million, as compared to $42.6 million at March 31, 2005.

STERIS Isomedix Services segment revenues represented 11.0% of total revenues for the year ended March 31, 2006, as compared to 9.7% for the year ended March 31, 2005. The segment experienced revenue growth of $22.7 million, or 21.6%, during fiscal 2006, as compared to fiscal 2005. The year over year growth in revenues is largely attributable to revenues generated by the facilities acquired from Cosmed in January of fiscal 2005. A temporary reduction in industry processing capacity benefited the segment’s revenues during fiscal 2005.

The following table illustrates the changes in business segment operating results for the year ended March 31, 2006 as compared to the year ended March 31, 2005:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Operating Income (Loss):
Healthcare	$88,914	$125,589	$(36,675)	-29.2%
Life Sciences	(379)	(3,843)	3,464	90.1%
STERIS Isomedix Services	21,163	19,598	1,565	8.0%

Total Operating Income	$109,698	$141,344	$(31,646)	-22.4%

To determine segment operating income (loss), the Company reduces the respective segment’s gross profit by direct expenses and indirect cost allocations, which reflect the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are based on each segment’s portion of revenues, headcount, or other variables in relation to the total Company. Restructuring expenses of $24.8 million and $0.5 million are included in the determination of operating income for Healthcare and Life Sciences, respectively.

Healthcare segment operating income decreased $36.7 million, or 29.2%, to $88.9 million for the year ended March 31, 2006 as compared to $125.6 million during the prior fiscal year. Healthcare segment operating margins were 10.9% and 16.4%, respectively, for the years ended March 31, 2006 and March 31, 2005. Healthcare segment gross margin was 45.2% for the year ended March 31, 2006 as compared to 46.4% for the year ended March 31, 2005. Restructuring expenses primarily associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico account for $24.8 million of the decrease in the Healthcare segment’s operating income. Healthcare’s operating margin was also negatively impacted by expenses associated with the termination of certain long-term marketing agreements. These expenses include the cost of restructuring the Company’s distribution channel in Japan to a more direct channel and reduction of future advertising expenses through the cancellation of a long-term agreement. Gross margins were negatively impacted by increased raw material prices and fuel costs as well as inflationary increases in service labor costs. The addition of Browne products to the Healthcare segment’s consumable offerings partially offset the negative margin impact of increased raw material prices.

Life Sciences segment operating loss was $0.4 million and $3.8 million, respectively, for the years ended March 31, 2006 and March 31, 2005. Life Sciences segment gross margin was 32.1% for the year ended March 31, 2006 as compared to 31.8% for the year ended March 31, 2005. Operating results in the segment benefited from increased volumes associated with consumable products and service offerings. These increased volumes served to offset reductions in capital products volume and the resulting lower fixed cost absorption along with increased raw material prices. The fiscal 2006 operating loss includes approximately $0.5 million in restructuring expenses associated with the rationalization of operations at the manufacturing facility in Finland.

STERIS Isomedix Services segment operating income increased $1.6 million, or 8.0%, to $21.2 million for the year ended March 31, 2006 as compared to $19.6 million during the prior fiscal year. The segment’s operating margins were 16.6% and 18.7%, respectively, for the years ended March 31, 2006 and March 31, 2005, and gross margins were 35.8% and 37.9%, respectively, for fiscal 2006 and fiscal 2005. Operating margins reflect a change in revenue mix that resulted from the acquisition of facilities from Cosmed in January of fiscal 2005, whereby a larger portion of the segment’s revenues are generated from EO processing, which typically carries lower margins. Operating margins of STERIS Isomedix Services are greatly impacted by volume levels as the facilities operate with relatively high percentages of fixed costs. Fiscal 2006 margins also were negatively impacted by inflationary increases in labor and utilities costs.

Fiscal 2005 as Compared to Fiscal 2004

Revenues.  The following table illustrates the changes in the Company’s revenues for the year ended March 31, 2005, as compared to the year ended March 31, 2004:

	Years Ended March 31,		Change	Percent Change	Percentage of Total Revenues
(dollars in thousands)	2005	2004			2005(1)	2004(1)
Capital Revenues	$483,956	$481,281	$2,675	0.6%	44.7%	46.6%
Consumable Revenues	234,952	220,378	14,574	6.6%	21.7%	21.4%

Product Revenues	718,908	701,659	17,249	2.5%	66.5%	68.0%
Service Revenues	362,766	330,249	32,517	9.8%	33.5%	32.0%

Total Revenues	$1,081,674	$1,031,908	$49,766	4.8%	100.0%	100.0%

Service Revenues	$362,766	$330,249	$32,517	9.8%	33.5%	32.0%
Consumable Revenues	234,952	220,378	14,574	6.6%	21.7%	21.4%

Recurring Revenues	597,718	550,627	47,091	8.6%	55.3%	53.4%
Capital Revenues	483,956	481,281	2,675	0.6%	44.7%	46.6%

Total Revenues	$1,081,674	$1,031,908	$49,766	4.8%	100.0%	100.0%

United States	$874,682	$835,395	$39,287	4.7%	80.9%	81.0%
International	206,992	196,513	10,479	5.3%	19.1%	19.0%

Total Revenues	$1,081,674	$1,031,908	$49,766	4.8%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Revenues increased $49.8 million, or 4.8%, to $1,081.7 million for the year ended March 31, 2005, as compared to $1,031.9 million for fiscal 2004. For fiscal 2005, recurring revenues increased 8.6% as compared to fiscal 2004. The recurring revenues increase was generated from a 6.6% increase in consumable revenues and a 9.8% increase in service revenues as compared to fiscal 2004. Service revenues, which increased in all segments, were driven by a $16.8 million, or 19.1%, increase in the Isomedix Services segment. Within the Company’s Healthcare and Life Sciences segments, service revenues for fiscal 2005 increased 5.3% and 10.1%, respectively, as compared to fiscal 2004. Capital revenues increased $2.7 million, or 0.6%, during fiscal 2005, as compared to fiscal 2004. Within the Healthcare segment, strong demand for small order replacement equipment and for larger orders associated with new construction projects by hospital customers primarily in the United States resulted in an increase in capital revenues of 6.9% as compared to fiscal 2004. This strong performance was offset by a 16.9% decrease in Life Sciences capital revenues, year over year, as a result of reduced capital spending within the pharmaceutical industry in the European and United States marketplaces.

International revenues for fiscal 2005 amounted to $207.0 million, an increase of $10.5 million, or 5.3%, as compared to fiscal 2004. The increase in year over year international revenues was attributable to a 27.5% increase in recurring revenues primarily within the European marketplace, where recurring revenues for fiscal 2005 increased 40.9% as compared to fiscal 2004, primarily driven by the acquisition of Browne. Within Europe, recurring revenues were positively impacted by consumable revenue increases of 105.9% and 48.1% in the Healthcare and Life Sciences segments, respectively.

This increase in recurring revenues was partially offset by a 7.5% decline in international capital revenues.

United States revenues for fiscal 2005 amounted to $874.7 million, an increase of $39.3 million, or 4.7%, as compared to fiscal 2004. United States revenues were positively impacted by a 5.7% increase in recurring revenues, which were driven by an increase in the Isomedix Services segment’s revenues of 19.1%. Recurring revenues were also positively impacted by service revenue increases of 5.3% and 10.1% in the Healthcare and Life Sciences segments, respectively, and an increase in consumable revenues of 6.6%. Year over year, United States capital revenues increased 3.4% as a result of strong demand from hospital customers during the second half of the fiscal year. The increase in capital revenues was driven by a 6.9% increase in capital revenues within the Company’s Healthcare segment. This increase was partially offset by a 16.9% decline in Life Sciences capital revenues, which resulted from reduced capital spending within the pharmaceutical industry.

Revenues are further discussed on a segment basis in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit.  The following table illustrates the changes in the Company’s gross profit for the year ended March 31, 2005 as compared to the year ended March 31, 2004:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2005	2004	Change
Gross Profit:
Product	$306,843	$301,587	$5,256	1.7%
Service	155,078	142,313	12,765	9.0%

Total Gross Profit	$461,921	$443,900	$18,021	4.1%

Gross Profit Percentage:
Product	42.7%	43.0%
Service	42.7%	43.1%

Total Gross Profit Percentage	42.7%	43.0%

Gross profit (margin) is impacted by the volume, pricing, and mix of sales of the Company’s products and services, as well as the costs associated with the products and services that are sold. Year over year, the Company’s gross margin percentage decreased 30 basis points, or 0.7%. Overall, fiscal 2005 margins were negatively impacted by increased raw material prices, particularly related to stainless steel, a core material used in the manufacturing of capital equipment, and certain petroleum-based chemicals used in consumables formulations. This overall decline was partially offset by strong margin growth, resulting from higher volumes, within the Company’s Isomedix Services segment. Margins within the Healthcare segment were also favorably impacted by the introduction of the Browne consumable offerings.

Gross margins are further discussed on a segment basis in the section of MD&A titled, “Business Segment Results of Operations.”

Operating Expenses.  The following table illustrates the changes in the Company’s operating expenses for the year ended March 31, 2005, as compared to the year ended March 31, 2004:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2005	2004	Change
Operating Expenses:
Selling, General, and Administrative	$289,068	$287,517	$1,551	0.5%
Research and Development	31,509	27,623	3,886	14.1%

Total Operating Expenses	$320,577	$315,140	$5,437	1.7%

Significant components of total SG&A are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A decreased 120 basis points to 26.7% for fiscal 2005 as compared to fiscal 2004. As a result of efforts to leverage costs of operations, the Company was able to deliver higher revenue levels without increasing operating expense levels at a commensurate rate.

As a percentage of total revenues, research and development expenses were 2.9% and 2.7% for fiscal 2005 and 2004, respectively. As compared to fiscal 2004, research and development expenses increased $3.9 million, or 14.1%, during fiscal 2005. The increase in research and development expenses is attributable to an increased emphasis on new product development, product improvements, and the development of new technological innovations. During fiscal 2005, the Company’s investments in research and development focused on, but were not limited to, enhancing capabilities of delivery systems in the defense and industrial areas, sterile processing combination technologies, and the area of prions.

Non-Operating Expense, Net.  The following table illustrates the changes in the Company’s non-operating expense, net for the year ended March 31, 2005, as compared to the year ended March 31, 2004:

	Years Ended March 31,
(dollars in thousands)	2005	2004	Change
Non-Operating Expense, Net:
Interest Expense	$ 4,234	$ 2,474	$ 1,760
Interest and Miscellaneous Income	(1,182)	(202)	(980)

Non-Operating Expense, Net	$ 3,052	$ 2,272	$ 780

Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. Interest expense increased year over year as a result of higher average debt levels and higher interest rates on outstanding debt during fiscal 2005 as compared to fiscal 2004. A detailed discussion of the Company’s outstanding debt is included in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in Note 8 to the Company’s consolidated financial statements titled, “Debt.”

Income Tax Expense.  The following table compares the Company’s income tax expense and effective tax rates for the years ended March 31, 2005 and 2004:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2005	2004	Change
Income Tax Expense	$54,620	$40,182	$14,438	35.9%
Effective Income Tax Rate	39.5%	31.7%

The effective income tax rate for fiscal 2005 was 39.5% as compared to 31.7% for fiscal 2004. The effective income tax rate for fiscal 2005 was negatively impacted as a result of a reduction of operating profits generated in international tax jurisdictions and the resulting inability of the Company to utilize a portion of foreign tax credits against foreign profits taxed in the United States, as well as certain non-cash adjustments. The effective income tax rate for fiscal 2004 benefited from the Company’s ability to use foreign tax credits and net operating loss carryforwards. Additional information regarding the Company’s income tax expense is included in Note 10 to the Company’s consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations. The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Item 1, “Business” and Note 13 to the Company’s consolidated financial statements titled, “Business Segment Information,” provide detailed information regarding each business segment. The following table illustrates the changes in business segment revenues for the year ended March 31, 2005, as compared to the year ended March 31, 2004:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2005	2004	Change
Revenues:
Healthcare	$763,879	$720,250	$43,629	6.1%
Life Sciences	213,003	223,643	(10,640)	-4.8%
STERIS Isomedix Services	104,792	88,015	16,777	19.1%

Total Revenues	$1,081,674	$1,031,908	$49,766	4.8%

Healthcare segment revenues represented 70.6% of total revenues for the year ended March 31, 2005, as compared to 69.8% for the year ended March 31, 2004. Healthcare segment revenues increased $43.6 million, or 6.1%, to $763.9 million for the year ended March 31, 2005, as compared to $720.3 million for the prior fiscal year. The increase in Healthcare revenues was primarily driven by a 6.9% increase in capital revenues, which resulted from strong demand for small order replacement equipment and for larger orders associated with new construction projects by hospital customers primarily in the United States. At March 31, 2005, the Healthcare segment’s backlog amounted to $65.4 million, as compared to $57.0 million at March 31, 2004. The Healthcare segment’s fiscal 2005 revenues were also positively impacted by a 5.2% increase in recurring revenue streams driven by strong service revenues within the United States hospital market and increased consumable revenues resulting from the business integration of Browne.

Life Sciences segment revenues represented 19.7% of total revenues for the year ended March 31,

2005, as compared to 21.7% for the year ended March 31, 2004. Life Sciences segment revenues decreased $10.6 million, or 4.8%, to $213.0 million for the year ended March 31, 2005, as compared to $223.6 million for the prior fiscal year. The decrease in Life Sciences revenues was driven by a 16.9% decrease in capital revenues. Fiscal 2005 Life Sciences revenues were negatively impacted as a result of a fewer number of new capital construction projects within the pharmaceutical industry. At March 31, 2005, the Life Sciences segment’s backlog amounted to $42.5 million, as compared to $46.7 million at March 31, 2004. An increase of 11.7% in recurring revenue streams partially offset the segment’s year over year decline in capital revenues.

STERIS Isomedix Services segment revenues represented 9.7% of total revenues for the year ended March 31, 2005, as compared to 8.5% for the year ended March 31, 2004. The segment experienced revenue growth of $16.8 million, or 19.1%, during fiscal 2005, as compared to fiscal 2004. The year over year growth in revenues was the result of increased demand and higher utilization of expanded capacity within the segment. A temporary reduction in industry processing capacity and the integration of Cosmed also benefited the segment’s revenues during fiscal 2005.

The following table illustrates the changes in business segment operating results for the year ended March 31, 2005, as compared to the year ended March 31, 2004:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2005	2004	Change
Operating Income (Loss):
Healthcare	$125,589	$106,726	$18,863	17.7%
Life Sciences	(3,843)	8,924	(12,767)	NM
STERIS Isomedix Services	19,598	13,110	6,488	49.5%

Total Operating Income	$141,344	$128,760	$12,584	9.8%

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

Healthcare segment operating income increased $18.9 million, or 17.7%, to $125.6 million for the year ended March 31, 2005, as compared to $106.7 million during the prior fiscal year. Healthcare segment operating margins were 16.4% and 14.8%, respectively, for the years ended March 31, 2005 and March 31, 2004. Healthcare segment gross margin was 46.4% for the year ended March 31, 2005, as compared to 46.7% for the year ended March 31, 2004. Gross margins were negatively impacted by a continued shift in revenue mix toward capital equipment, which typically carries lower margins. Gross margin was also negatively impacted by increased raw material prices, particularly in the second half of fiscal 2005. The addition of Browne products to the Healthcare segment’s consumable offerings partially offset the negative margin impact of increased raw material prices and revenue shift.

Life Sciences segment operating loss was $3.8 million for the year ended March 31, 2005, as compared to operating income of $8.9 million during the prior fiscal year. Life Sciences segment gross margins were 31.8% for the year ended March 31, 2005, as compared to 34.5% for the year ended March 31, 2004. Operating results in the segment were negatively impacted by reduced volumes and the resulting lower fixed cost absorption along with increased raw material prices.

STERIS Isomedix Services segment operating income increased $6.5 million, or 49.5%, to $19.6 million for the year ended March 31, 2005 as compared to $13.1 million during the prior fiscal year. The segment’s operating margins were 18.7% and 14.9%, respectively, for the years ended March 31, 2005 and March 31, 2004, and gross margins were 37.9% and 34.8%, respectively, for fiscal 2005 and 2004. Operating performance in the segment benefited from increased volumes and improvements in processing utilization as a result of capital investments made during the past year. The integration of the Cosmed facilities also resulted in a benefit to the segment’s operating performance.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes significant components of the Company’s cash flow for the years ended March 31, 2006 and 2005:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Operating activities:
Net income	$70,289	$85,980	$(15,691)	-18.2%
Gain on the sale of discontinued operations, net of tax	(6,234)	—	(6,234)	NM
Non-cash items	53,437	61,817	(8,380)	-13.6%
Changes in assets and liabilities of discontinued operations	10,441	13,044	(2,603)	-20.0%
Changes in assets and liabilities of continuing operations, excluding the effects of business acquisitions	34,022	(11,976)	45,998	NM

Net cash provided by operating activities	$161,955	$148,865	$13,090	8.8%
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(51,170)	$(56,167)	$4,997	-8.9%
Proceeds from the sale of discontinued operations	22,111	—	22,111	NM
Investments in businesses, net of cash acquired	(7,165)	(131,106)	123,941	-94.5%

Net cash used in investing activities	$(36,224)	$(187,273)	$151,049	-80.7%
Financing activities:
Proceeds (payments) on long-term obligations, capital leases, and credit facility, net	7,072	(6,872)	13,944	NM
Repurchases of common shares	(84,153)	(33,868)	(50,285)	148.5%
Cash dividends paid to common shareholders	(10,937)	—	(10,937)	NM
Deferred financing fees	(217)	—	(217)	NM
Stock option and other equity transactions, net	11,834	21,587	(9,753)	-45.2%

Net cash used in financing activities	$(76,401)	$(19,153)	$(57,248)	298.9%

Debt-to-capital ratio	13.7%	12.6%
Free cash flow	$110,785	$92,698

NM	– Not meaningful.

Net Cash Provided by Operating Activities.  Net cash provided by operating activities was $162.0 million for the year ended March 31, 2006 compared to $148.9 million for the year ended March 31, 2005. Non-cash items include depreciation, depletion, and amortization, fluctuations in deferred income taxes, and other items. An increase in the Company’s deferred income tax assets resulted from the recognition of primarily non-cash restructuring charges of $25.3 million which are not immediately deductible for tax purposes.

Depreciation, depletion, and amortization increased year over year as a result of increased levels of fixed assets and amortizable intangibles, driven primarily by fiscal 2005 business acquisitions. An analysis of changes to the Company’s working capital for the year ended March 31, 2006 as compared to the prior fiscal year is as follows:

•	Accounts receivable, net- Excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions,

accounts receivable, net decreased $2.8 million during fiscal 2006 and increased $16.9 million during fiscal 2005. Accounts receivable balances are influenced by the timing of revenues and customer payments. Contributing to the change in accounts receivable year over year was a decrease in days sales outstanding from 83 days at March 31, 2005 to 76 days at March 31, 2006 offset by an increase in revenues of $24.2 million during the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005. The decrease in days sales outstanding during fiscal 2006 relates primarily to improved collection processes.

•

Inventories, net- Excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions, inventories, net increased $9.9 million during fiscal 2006 and decreased $3.2 million during 2005. The acquisition of FHSurgical at the end of fiscal 2005 resulted in an increase in inventories related to surgical table products and accessories.

•

Accounts payable, net- Excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions, accounts payable, net increased $20.3 million during fiscal 2006 and decreased $7.7 million during fiscal 2005. Based upon varying payment due dates of accounts payable obligations and the Company’s cash management strategies, accounts payable balances may fluctuate from period to period.

•

Accruals and other, net- Excluding the impact of foreign currency translation adjustments and balances acquired from business acquisitions, accruals and other, net increased $27.8 million and $9.3 million during fiscal 2006 and fiscal 2005, respectively. Contributing significantly to the higher change in accruals and other, net year over year were the accrued benefit obligations associated with the restructuring plan implemented in the fourth quarter of fiscal 2006. Also contributing are increases in accruals for rebates and commissions, warranty obligations and freight costs, which were driven by the rise in revenues in the fourth quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005. A decline in deferred revenue partially offsets the increases in other accruals.

Changes in the working capital of discontinued operations contributed approximately $10.4 million and $13.0 million, for fiscal 2006 and 2005, respectively.

Net Cash Used in Investing Activities.  Fiscal 2006 net cash used in investing activities amounted to $36.2 million as compared to $187.3 million during fiscal 2005. The following discussion summarizes the significant components of the Company’s investing cash flows for the years ended March 31, 2006 and 2005:

•

Purchases of property, plant, equipment, and intangibles, net- During fiscal 2006, capital expenditures amounted to $51.2 million as compared to $56.2 million during fiscal 2005. The decrease in capital spending year over year primarily resulted from the completion of certain information technology initiatives during fiscal 2006, thus reducing the level of capital expenditures during fiscal 2006.

•

Proceeds from the sale of discontinued operations- As a result of the October 31, 2005 sale of the freeze dryer product line, the Company received proceeds of approximately $22.1 million. Additional proceeds of approximately $3 million are expected in fiscal 2007.

•

Investments in businesses, net of cash acquired- During fiscal 2005, the Company acquired Browne, FHSurgical, and certain assets of Cosmed. Amounts paid, net of cash acquired, during fiscal 2005 related to these acquisitions totaled $131.1 million. Amounts paid in fiscal 2006 related to holdback or earnout provisions of the purchase agreements for these same acquisitions. Further discussion of acquisitions is included in Note 3 to the Company’s consolidated financial statements titled, “Business Acquisitions.”

Net Cash Used in Financing Activities.  For the year ended March 31, 2006, net cash used in financing activities amounted to $76.4 million as compared to net cash used in financing activities of $19.2 million for the prior fiscal year. The following discussion summarizes the significant components of the Company’s financing cash flows for the years ended March 31, 2006 and 2005:

•

Proceeds (payments) on long-term obligations, capital leases, and credit facility, net- For the year ended March 31, 2006, net proceeds from borrowings under the Company’s Credit Agreement totaled $11.8 million and were partially offset by net payments of $4.7 million on the Company’s other long-term obligations and capital leases. Fiscal 2005 net payments amounted to $6.9 million and primarily related to periodic payments made under capital leasing arrangements, industrial revenue bonds, and other miscellaneous obligations. Additional information regarding the Company’s debt structure is further discussed in Note 8 to the Company’s consolidated financial statements titled, “Debt,” and in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled “Sources of Credit.”

•

Repurchases of Common Shares- As discussed in Note 16 to the Company’s consolidated financial statements titled, “Repurchases of Common Shares,” the Company’s Board of Directors has authorized the periodic repurchase of the Company’s common shares. During fiscal 2006, the Company repurchased 3,364,175 common shares at an average purchase price of $25.01 per common share, as compared to 1,539,100 of its common shares at an average purchase price of $22.01 per common share during fiscal 2005.

•

Cash dividends paid to common shareholders- For fiscal year 2006, the Company paid cash dividends totaling $0.16 per outstanding common share ($0.04 per outstanding common share to common shareholders of record on each of the following record dates: May 31, 2005, August 12, 2005, November 16, 2005, and February 8, 2006). Total cash dividends paid during fiscal 2006 amounted to $10.9 million. The Company did not pay cash dividends during fiscal 2005.

•

Stock option and other equity transactions, net- Cash flows from stock option and other equity transactions, net are primarily derived from the issuance of the Company’s common shares under various employee stock compensation programs. During fiscal 2006 and fiscal 2005, cash proceeds from the issuance of common shares under these programs totaled $11.8 million and $15.6 million, respectively.

Cash Requirements.  The Company currently intends to fund short and long-term capital expenditures, as well as liquidity needs, with existing cash and cash equivalent balances and existing credit facilities as well as cash generated by operations. The Company believes that such existing cash and cash equivalents, cash generated by operations, and borrowings under existing credit facilities will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the Company’s capital requirements will depend on many factors, including the Company’s rate of sales growth, market acceptance of the Company’s products and services, costs of securing access to adequate manufacturing capacities, the timing and extent of research and development projects, and changes in operating expenses, all of which are subject to uncertainty. To the extent that the Company’s existing cash and cash equivalents, existing credit facilities, and cash generated by operations are insufficient to fund the Company’s future activities, the Company may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on favorable terms to the Company, or at all.

Sources of Credit.  The following table summarizes the Company’s sources of credit as of March 31, 2006:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2006 Amounts Outstanding	March 31, 2006 Amounts Available
Credit Sources
Private Placement	$100,000	$—	$100,000	$—
Credit Facility(1)	275,000	18,941	12,980	243,079
Other Debt	4,949	—	3,255	1,694

Total Credit Sources	$379,949	$18,941	$116,235	$244,773

(1)	Credit facility availability is reduced by letters of credit issued under a sub-limit within the credit facility.

The Company’s sources of funding from credit were as follows:

•

In December 2003, the Company issued $100.0 million of Senior notes in a Private Placement to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. The proceeds of this offering were used to pay off the outstanding balance of the Company’s then existing $325.0 million credit facility with the remaining balance being invested in short-term marketable securities. The outstanding notes have varying maturity dates through the next nine years and accrue interest at varying fixed interest rates ranging from 4.20% to 5.38%. The agreement governing the outstanding notes contains financial covenants, including limitations on debt and a minimum consolidated net worth requirement.

•

At March 31, 2006, the Company had $243.0 million of funding available from a $275.0 million revolving credit facility. The revolving credit facility provides a multi-currency borrowing option. At the Company’s option, borrowings under the credit facility bear interest at a rate equal to (1) LIBOR, or (2) the greater of the Prime Rate established by KeyBank National Association, Cleveland, Ohio, or the Federal Funds effective rate plus 0.50%, plus, in each case, applicable margins based upon the Company’s leverage ratio. The revolving credit facility requires the maintenance of certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio.

On June 16, 2005, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement (the “Credit Agreement”) dated March 29, 2004 with KeyBank National Association, as administrative agent for the lending institutions party thereto, and with such lending institutions. Among other things, Amendment No. 2 modified the Credit Agreement to amend the facility fee rates and applicable margins, extend the length of the facility to June 15, 2010, increase the swing line component of the facility to $35.0 million, and relax certain covenants.

•

At March 31, 2006, other debt includes industrial development revenue bonds that bear interest at a variable rate based on the bank/marketing agent’s demand note index. Reimbursement agreements related to letters of credit that support the industrial development revenue bonds follow the same financial covenants as the Credit Agreement. At March 31, 2006, outstanding obligations under the industrial development revenue bonds were $2.2 million and had an interest rate of 3.33%. Other debt also includes capital lease obligations of $0.7 million and other miscellaneous obligations totaling $0.4 million.

Additional information regarding the Company’s debt structure and a stratification of payment obligations are further discussed in the section of the MD&A titled “Liquidity and Capital Resources” in the subsection titled “Contractual and Commercial Commitments” and in Note 8 to the Company’s consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES

A component of the Company’s long-term strategy is its capital expenditure program. This program includes, among other things, investments in new and existing facilities, business expansion projects, and information technology enhancements. During fiscal 2006, the Company’s capital expenditures amounted to $51.2 million. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents. At March 31, 2006, the Company anticipates that future capital expenditures will be consistent with historical trends. The Company’s current expectations about future capital expenditures are inherently uncertain as future events can occur which could cause anticipated capital expenditure levels to change.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

The Company has no material commitments for capital expenditures as of March 31, 2006. At March 31, 2006, the Company had commitments under non-cancelable operating leases aggregating $62.8 million.

The following tables reflect certain contractual obligations and commercial commitments of the Company as of March 31, 2006. Commercial commitments include standby letters of credit, letters of credit required as security under the Company’s self-insured risk retention policies, and other potential cash outflows resulting from an event that requires performance by the Company.

(in thousands)	Payments due by March 31,					Total
	2007	2008	2009	2010	2011 and thereafter
Contractual Obligations:
Debt	$1,076	$700	$40,800	$—	$72,980	$115,556
Capital lease obligations	679	—	—	—	—	679
Operating leases	16,536	13,454	9,888	6,947	15,942	62,767
Purchase obligations	15,721	14,832	12,448	—	—	43,001
Other obligations	454	386	251	259	967	2,317

Total Contractual Obligations	$34,466	$29,372	$63,387	$7,206	$89,889	$224,320

For the purposes of the table above, the disclosed debt contractual obligations include only the principal maturities as required by Statement of Financial Accounting Standards No. 47 (“SFAS No. 47”), “Disclosure of Long-Term Obligations.” Information regarding the interest component of the Company’s long-term debt is included in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in Note 8 to the Company’s consolidated financial statements titled, “Debt.”

In the table above, purchase obligations pertain to minimum purchase commitments with suppliers for the purchase of raw materials.

For the purposes of the table above, the disclosed contractual obligations exclude benefit payments to plan participants of the Company’s defined benefit pension plans and other post-retirement medical benefit plan. Estimated benefit payments over the next ten years to be made by the plans are detailed in Note 11 to the Company’s consolidated financial statements titled, “Benefit Plans.” The table also excludes Company contributions to funded defined benefit pension plans and the defined contribution plan. Future contributions by the Company to these plans are dependent on many factors including future returns on the defined benefit plan assets and the amount and timing of employee contributions and discretionary employer contributions to the defined contribution plan. Additional information regarding the Company’s defined benefit pension plans, defined contribution plan, and other post-retirement medical benefit plan is included in Note 11 to the Company’s consolidated financial statements titled, “Benefit Plans.”

(in thousands)	Amount of Commitment Expiring March 31,				Totals
	2007	2008	2009	2010 & Beyond
Commercial Commitments:
Performance and surety bonds	$12,156	$2,771	$801	$4,180	$19,908
Letters of credit as security for self-insured risk retention policies	11,248	—	—	—	11,248

Total Commercial Commitments	$23,404	$2,771	$801	$4,180	$31,156

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND ASSUMPTIONS

In the following subsections, the Company has presented its most critical accounting policies, estimates, and assumptions. These require management’s most subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management periodically reviews these critical accounting policies, estimates, assumptions, and the related disclosures with the Audit and Financial Policy Committee of the Company’s Board of Directors. Accounting policies in addition to the critical accounting policies referenced below are presented in Note 1 to the Company’s consolidated financial statements titled, “Nature of Operations and Summary of Significant Accounting Policies.”

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

Revenue Recognition. The Company recognizes revenues for products at the point of passage of title, which is based on contract or shipping terms, and for services when the service is rendered. Depending on the specific terms of individual customer contracts, revenue arrangements may exist in the normal course of business whereby contract terms may be extended and discounts may be offered.

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

Inventories and Reserves.  Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. The valuation of LIFO inventories is made at the end of the year based on inventory levels and costs at that time. Inventories utilizing LIFO represented approximately 60.4% and 58.9% of total inventories at March 31, 2006 and 2005, respectively. Inventory costs include material, labor, and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $12.3 million and $12.8 million higher than those reported at March 31, 2006 and 2005, respectively.

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

Asset Impairment Losses.  The Company reviews the carrying amount of property, plant, equipment, and finite-lived intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying amount to determine whether impairment exists. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying amount and the fair value. Evaluating assets for impairment involves certain judgments and estimates, including the interpretation of current economic indicators and market valuations, the Company’s strategic plans with regards to operations, historical and anticipated performance of operations, and other factors. If the Company incorrectly anticipates these factors or unexpected events occur, results of operations could be materially affected.

Restructuring-Related Expenses and Accruals. Specific accruals have been recorded in connection with plans for restructuring elements of the Company’s business. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations and the valuation of certain assets including property, plant and equipment. Actual amounts could differ from the original estimates.

Restructuring-related accruals are reviewed on a quarterly basis and changes to plans are appropriately recognized when identified. Changes to plans associated with the restructuring of existing businesses are generally recognized as restructuring expenses and included in the consolidated statement of income in the period the change occurs. For additional discussion, refer to Note 4 to the Company’s consolidated financial statements titled “Restructuring.”.

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

The Company performed its annual goodwill impairment evaluation as of October 31, 2005. This evaluation resulted in no impairment of the recorded goodwill amounts.

Income Taxes.  The determination of the Company’s annual effective income tax rate and the evaluation of tax positions require significant judgment. The tax accruals include reserves for certain items that are subject to challenge by various tax authorities. There is no assurance that the tax authorities will agree with the positions taken by the Company. Reserves are adjusted upon the occurrence of external, verifiable events.

The Company applies an estimated annual income tax rate to its earnings each quarter. If there are events in a quarter that are significant or extraordinary, the related taxes are separately calculated. An example of these items is newly identified income tax audit adjustments.

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

Self-Insurance Liabilities.  The Company records a liability for self-insured risk retention for general and product liabilities, workers’ compensation, and automobile liabilities. The Company maintains a captive insurance company, Global Risk Insurance Company (“GRIC”), to fund such losses. The Company engages a third-party actuary that utilizes GRIC’s historical loss experience and actuarial methods to determine the estimated liability. Such liability includes estimated provisions for both loss reserves and incurred but not reported claims. Annually, the Company reviews the assumptions and the valuations provided by third-party actuaries to determine the adequacy of self-insurance claims. Losses greater than limits established by GRIC are covered by third-party insurance policies, which are subject to the terms and conditions of those policies. The Company’s accrual for the GRIC self-insured risk retention as of March 31, 2006 and 2005 was $16.1 million and $16.0 million, respectively.

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

Warranty Reserves.  The Company generally offers a limited one-year parts and labor warranty on its capital equipment. The specific terms and conditions of warranties vary depending on the product sold and the country where the Company conducts business. The Company provides for the estimated cost of product warranties at the time revenues are recognized. Estimates of warranty expenses are based primarily on historical warranty claim experience, certain identified circumstances, and the terms of specific customer contracts. While the Company engages in extensive quality programs and processes, including actively monitoring and evaluating the quality of suppliers, warranty experience could differ from management’s estimates. If actual product failure rates, material usage, or service costs differ from management’s estimates, revisions to the estimated warranty liability could be required. As of March 31, 2006 and 2005, the Company had accrued $7.2 million and $5.3 million, respectively, for warranty exposures.

Contingencies.  The Company is involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In the opinion of management, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Litigation is inherently unpredictable and actual results could materially differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

To the extent that management of the Company believes that it is probable that a tax authority will take a sustainable position on a matter contrary to the position taken by the Company, the Company provides tax accruals. The IRS routinely conducts audits of the Company’s federal income tax returns. During the fourth quarter of fiscal year 2006, the Company reached a settlement with the IRS with respect to federal income tax returns for the fiscal years 1997 and 1998 that were previously in appeals, and entered the appeals phase relative to audit results for fiscal years 1999 through 2001. The IRS has announced its intention to commence an audit of fiscal years 2002 through 2005 in fiscal year 2007. The Company also remains subject to tax authority audits in various other jurisdictions in which it operates. If the Company were to prevail in matters for which accruals have been established, or be required to pay amounts in excess of established accruals, the Company’s effective income tax rate in a given financial statement period could be materially impacted.

Benefit Plans.  The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. As of March 31, 2006, the Company sponsored defined benefit pension plans for eligible participants in the United States and Switzerland. In addition, as of March 31, 2006, the Company sponsored an unfunded post-retirement medical benefit plan for two groups of United States employees comprised substantially of the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage.

Employee pension and post-retirement medical benefit plans are a significant cost of conducting business and represent obligations that will be settled far in the future and therefore are subject to estimates. The Company’s pension and post-retirement benefit obligations and costs are determined in accordance with Statement of Financial Accounting Standards No. 87 (“SFAS No. 87”), “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106 (“SFAS No. 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

The calculations of net periodic benefit costs and projected benefit obligations require the use of a number of assumptions. Changes to these assumptions can result in different expense and liability amounts, and future actual experience may differ significantly from current expectations. The Company believes that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2006 projected benefit obligations and the fiscal 2006 net periodic benefit costs is as follows:

	Defined Benefit Pension Plans		Other Post- Retirement Plan
	U.S.	Switzerland
Funding Status	Funded	Funded	Unfunded
Assumptions used to determine March 31, 2006 projected benefit obligations:
Discount rate	6.00%	3.25%	6.00%
Expected return on plan assets	8.00%	5.00%	NA
Assumptions used to determine fiscal 2006 net periodic benefit costs:
Discount rate	6.00%	3.50%	6.00%
Expected return on plan assets	8.00%	5.00%	NA

The Company develops its expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios and the long-term asset class return expectations. Generally, net periodic benefit costs and projected benefit obligations both increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for the Company’s funded defined benefit pension plans by 50 basis points would have increased the fiscal 2006 benefit costs by $0.2 million and would have increased the projected benefit obligations by $0.2 million at March 31, 2006.

The Company develops its discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as the Company’s projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for the Company’s defined benefit pension plans and for the other post-retirement plan by 50 basis points would have increased the fiscal 2006 net periodic benefit costs by approximately $0.9 million and would have increased the projected benefit obligations by approximately $8.2 million at March 31, 2006.

The Company has made assumptions regarding healthcare costs in computing its other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug and long-term rates) would have had the following effect at March 31, 2006:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$ 456	$ (394)
Effect on post-retirement benefit obligation	6,561	(5,670)

Share-based compensation.  In December 2004, the FASB finalized Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123. This revised standard supersedes APB No. 25 and amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows.” This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments. Under the revised standard, companies will no longer be able to account for such transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair value method and recognize expense in the consolidated statements of income. SFAS No. 123R is effective for annual reporting periods beginning after December 31, 2005. The Company will adopt SFAS No. 123R on April 1, 2006 and will recognize stock-based compensation expense using the modified prospective method. The subsection of Note to the Company’s consolidated financial statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” subtitled, “Share-Based Compensation,” contains pro forma disclosures regarding the effect on the Company’s net income, earnings per basic common share, and earnings per diluted common share, had the Company applied a fair value method of accounting for share-based compensation in accordance with SFAS No. 123. No expense is recognized for awards vested in prior periods. The Company estimates that compensation expense related to employee stock options for fiscal 2007 is expected to be approximately $10 million pre-tax, or approximately $0.09 per share, which will be reflected as compensation expense. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company believes this reclassification will not have a material impact on its consolidated statement of cash flows. Further, the structure and timing of future grants may also have differing impacts on future results.

RECENTLY ISSUED ACCOUNTING STANDARDS IMPACTING THE COMPANY

Recently issued accounting standards that are relevant to the Company are presented in Note 1 to the Company’s consolidated financial statements titled, “Nature of Operations and Summary of Significant Accounting Policies.”

INFLATION

The overall effects of inflation on the Company’s business during the periods presented have not been significant. The Company monitors the prices it charges for its products and services on an ongoing basis and plans to adjust those prices to take into account future changes in the rate of inflation but may not be able to fully recover the impact of inflation.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,”

“anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, results, or value, (d) the potential of international unrest, (e) effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services, (g) the possibility that cost savings may not be achieved, (h) the possibility that anticipated cost savings may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental or other issues or risks associated with the Company’s expansion, transfer or other initiatives may adversely impact Company performance, results, or value, and (i) those risks described in this annual report on Form 10-K under Item 1A, “Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.

INTEREST RATE RISK

The Company is exposed to market risks through various fixed and floating rate debt instruments. As of March 31, 2006 the Company had $100.0 million in fixed rate Senior Private Placement notes outstanding, $13.0 million outstanding under its revolving credit facility, and $3.2 million outstanding under other debt arrangements. Based on March 31, 2006 floating rate debt levels, a 100 basis point change in interest rates would impact interest expense by approximately $0.2 million annually. The Company monitors its interest rate risk, but does not engage in any hedging activities using derivative financial instruments. For additional information regarding the Company’s debt structure, refer to Note 8 to the Company’s Consolidated Financial Statements titled, “Debt.”

FOREIGN CURRENCY RISK

For most international operations, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since the Company operates internationally and approximately 20.2% of its fiscal 2006 revenues were generated outside the United States, foreign currency exchange rate fluctuations can significantly impact the Company’s financial position, results of operations, and competitive position.

The Company enters into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. The Company does not use derivative financial instruments for speculative purposes. At March 31, 2006, the Company held foreign currency forward contracts to sell euro 19.4 million and to buy net Canadian dollars 11.2 million, which matured subsequent to March 31, 2006. Subsequent to March 31, 2006, the Company also entered into foreign currency forward contracts to sell euro 15.4 million.

COMMODITY RISK

The Company is dependent on basic raw materials, sub-assemblies, components, and other supplies used in its operations. The Company’s financial results could be affected by the availability and changes in prices of these materials. Certain of these materials are sourced from a limited number of suppliers. These materials are also key source materials for other companies in the Company’s industry. As such, in periods of rising demand for these materials, the Company may experience increased costs and/or limited supply. These conditions can potentially result in the Company’s inability to acquire key production materials on a timely basis, which could impact the Company’s ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. The Company believes that it has adequate primary and secondary sources of supply in each of its key materials and energy sources. Where appropriate, the Company locks into long term supply contracts as a basis to guarantee supply reliability.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).

Management has used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) to evaluate the effectiveness of internal control over financial reporting as of March 31, 2006.

Based on this evaluation under the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2006. There were no material weaknesses in internal control over financial reporting identified by management.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated June 8, 2006, which is included herein.

The Audit and Financial Policy Committee of the Board of Directors of the Company is composed of directors who are not officers of the Company. It meets regularly with members of management, internal auditors, and the representatives of the independent registered public accounting firm to discuss the adequacy of the Company’s internal control over financial reporting, financial statements, and the nature, extent, and results of the audit effort. Management reviews with the Audit and Financial Policy Committee all of the Company’s significant accounting policies and assumptions affecting the results of operations. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit and Financial Policy Committee without the presence of management.

/s/ LES C. VINNEY
Les C. Vinney
President and Chief Executive Officer
(Principal Executive Officer), Director

/s/ LAURIE BRLAS
Laurie Brlas
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

June 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

STERIS Corporation

We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries (collectively “the Company”) as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 8, 2006 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Cleveland, Ohio

June 8, 2006

STERIS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

March 31,	2006	2005
Assets
Current assets:
Cash and cash equivalents	$72,732	$23,547
Accounts receivable (net of allowances of $9,037 and $9,725, respectively)	242,002	245,471
Inventories, net	112,224	98,487
Current portion of deferred income taxes	13,021	6,148
Prepaid expenses and other current assets	20,336	9,829
Assets of discontinued operations	—	36,650

Total current assets	460,315	420,132
Property, plant and equipment, net	401,536	408,848
Goodwill and intangibles, net	326,529	350,112
Other assets	593	1,786
Assets of discontinued operations	—	4,844

Total assets	$1,188,973	$1,185,722
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$1,755	$4,889
Accounts payable	87,057	63,719
Accrued income taxes	19,821	13,361
Accrued payroll and other related liabilities	40,574	38,930
Accrued expenses and other	84,939	77,724
Liabilities of discontinued operations	—	23,193

Total current liabilities	234,146	221,816
Long-term indebtedness	114,480	104,274
Deferred income taxes, net	35,135	36,504
Other liabilities	74,385	60,604
Liabilities of discontinued operations	—	6,886

Total liabilities	$458,146	$430,084
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value, 300,000 shared authorized; issued and outstanding shares of 66,976 and 69,627, respectively	141,723	211,657
Retained earnings	596,878	537,526
Accumulated other comprehensive income (loss):
Minimum pension liability	(6,214)	(5,974)
Cumulative foreign currency translation adjustment	(1,560)	12,429

Total shareholders’ equity	730,827	755,638

Total liabilities and shareholders’ equity	$1,188,973	$1,185,722

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(in thousands, except per share amounts)

Years Ended March 31,	2006	2005	2004
Revenues:
Product	$759,839	$718,908	$701,659
Service	400,446	362,766	330,249

Total revenues	1,160,285	1,081,674	1,031,908

Cost of revenues:
Product	445,453	412,065	400,072
Service	230,647	207,688	187,936

Total cost of revenues	676,100	619,753	588,008

Gross profit	484,185	461,921	443,900
Operating expenses:
Selling, general, and administrative	315,582	289,068	287,517
Research and development	33,597	31,509	27,623
Restructuring expenses	25,308	—	—

Total operating expenses	374,487	320,577	315,140

Income from continuing operations	109,698	141,344	128,760
Non-operating expenses:
Interest expense	4,935	4,234	2,474
Interest and miscellaneous income	(3,355)	(1,182)	(202)

Total non-operating expenses, net	1,580	3,052	2,272

Income from continuing operations before income tax expense	108,118	138,292	126,488
Income tax expense	45,172	54,620	40,182

Net income from continuing operations	62,946	83,672	86,306
Discontinued operations:
Income from discontinued operations, net of tax	1,109	2,308	7,937
Gain on the sale of discontinued operations, net of tax of $5,298	6,234	—	—

Net income	$70,289	$85,980	$94,243

Basic earnings per common share:
Income from continuing operations	$0.92	$1.21	$1.24
Income from discontinued operations	$0.11	$0.03	$0.12

Net income	$1.03	$1.24	$1.36
Diluted earnings per common share:
Income from continuing operations	$0.91	$1.20	$1.22
Income from discontinued operations	$0.11	$0.03	$0.11

Net income	$1.02	$1.23	$1.33
Cash dividends declared per common share outstanding	$0.16	$—	$—

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

Years Ended March 31,	2006	2005	2004
Operating activities:
Net income	$70,289	$85,980	$94,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	57,919	51,192	48,683
Deferred income taxes	(7,552)	13,325	7,844
Gain on the sale of discontinued operations, net of tax	(6,234)	—	—
Other items	3,070	(2,700)	14,968
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	2,819	(16,862)	(17,825)
Inventories, net	(9,943)	3,200	18,847
Other current assets	(6,953)	71	2,143
Accounts payable	20,303	(7,669)	(13,633)
Accruals and other, net	27,796	9,284	(16,109)
Assets of discontinued operations	39,047	(1,463)	(15,781)
Liabilities of discontinued operations	(28,606)	14,507	5,751

Net cash provided by operating activities	161,955	148,865	129,131
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(51,010)	(55,540)	(66,697)
Purchases of property, plant, equipment, and intangibles, net for discontinued operations	(160)	(627)	(863)
Proceeds from the sale of discontinued operations	22,111	—	—
Investments in businesses, net of cash acquired	(7,165)	(131,106)	(37,599)
Purchase of business related assets	—	—	(2,900)

Net cash used in investing activities	(36,224)	(187,273)	(108,059)
Financing activities:
Proceeds from Private Placement	—	—	100,000
Proceeds (payments) under credit facility, net	11,780	(3,198)	(53,200)
Payments on long-term obligations and capital leases	(4,708)	(3,674)	(3,999)
Repurchases of common shares	(84,153)	(33,868)	(16,609)
Cash dividends paid to common shareholders	(10,937)	—	—
Deferred financing fees and debt issuance costs	(217)	—	(1,342)
Stock option and other equity transactions, net	11,834	21,587	13,187

Net cash (used in) provided by financing activities	(76,401)	(19,153)	38,037
Effect of exchange rate changes on cash and cash equivalents	(145)	808	1,187

Increase (decrease) in cash and cash equivalents	49,185	(56,753)	60,296
Cash and cash equivalents at beginning of year	23,547	80,300	20,004

Cash and cash equivalents at end of year	$72,732	$23,547	$80,300

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(in thousands)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount
Balance at March 31, 2003	69,741	$224,355	$357,303	$(12,128)	$569,530
Net income	—	—	94,243	—	94,243
Minimum pension liability	—	—	—	2,699	2,699
Foreign currency translation adjustment	—	—	—	13,583	13,583

Comprehensive income	—	—	—	—	110,525
Repurchases of common shares	(761)	(16,609)	—	—	(16,609)
Stock options exercised	961	11,759	—	—	11,759
Tax benefit of stock options exercised	—	4,066	—	—	4,066
Other equity transactions	5	1,428	—	—	1,428

Balance at March 31, 2004	69,946	224,999	451,546	4,154	680,699
Net income	—	—	85,980	—	85,980
Minimum pension liability	—	—	—	(1,392)	(1,392)
Foreign currency translation adjustment	—	—	—	3,693	3,693

Comprehensive income	—	—	—	—	88,281
Repurchases of common shares	(1,539)	(33,868)	—	—	(33,868)
Stock options exercised	1,215	15,611	—	—	15,611
Tax benefit of stock options exercised	—	5,015	—	—	5,015
Other equity transactions	5	(100)	—	—	(100)

Balance at March 31, 2005	69,627	211,657	537,526	6,455	755,638
Net income	—	—	70,289	—	70,289
Minimum pension liability	—	—	—	(240)	(240)
Foreign currency translation adjustment	—	—	—	(13,989)	(13,989)

Comprehensive income	—	—	—	—	56,060
Repurchases of common shares	(3,364)	(84,153)	—	—	(84,153)
Stock options exercised	708	11,834	—	—	11,834
Tax benefit of stock options exercised	—	2,455	—	—	2,455
Cash dividends – $0.16 per common share			(10,937)		(10,937)
Other equity transactions	5	(70)	—	—	(70)

Balance at March 31, 2006	66,976	$141,723	$596,878	$(7,774)	$730,827

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

Use of Estimates. The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation. Further information regarding reclassifications of segment revenues and segment operating results is included in Note 13, “Business Segment Information.”

Cash Equivalents and Supplemental Cash Flow Information. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Supplemental disclosure of cash flow information follows:

Years Ended March 31,	2006	2005	2004
Cash paid during the year for:
Interest	$ 5,320	$ 5,094	$ 1,848
Income taxes	48,695	29,835	46,762
Cash received during the year for income tax refunds	947	3,296	1,445

Revenue Recognition.  The Company recognizes revenue for products at the point of passage of title, which is based on contract or shipping terms, and for services when the service is rendered. Depending on the specific terms of individual customer contracts, revenue arrangements may exist in the normal course of business whereby contract terms may be extended and discounts may be offered.

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

Accounts Receivable.  Accounts receivable are presented at their face amount, less allowances for sales returns and doubtful accounts, on the accompanying Consolidated Balance Sheets. Accounts receivable consist of amounts billed and currently due from customers and amounts earned but unbilled (primarily related to contracts accounted for under the percentage-of-completion method of accounting). The Company generally does not require collateral on sales.

The Company maintains an allowance for doubtful accounts receivable for estimated losses in the collection of accounts receivable. In estimating the general allowance, the Company analyzes a number of factors, including historical credit experiences (e.g., historical charge-offs), customer payment practices, and general macroeconomic conditions. The Company also regularly analyzes significant customer accounts and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations, the Company records a specific reserve for bad debt to reduce the related accounts receivable to an amount that the Company reasonably believes is collectible.

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

Inventories, net.  Inventories are stated at the lower of cost or market. The Company uses the last-in, first-out

(LIFO) and first-in, first-out (FIFO) cost methods. Inventories utilizing LIFO represented approximately 60.4% and 58.9% of total inventories at March 31, 2006 and 2005, respectively. Inventory costs include material, labor, and overhead. If the FIFO method of inventory costing had been used exclusively, inventories would have been $12,318 and $12,815 higher than those reported at March 31, 2006 and 2005, respectively.

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

Interest. The Company capitalizes interest costs incurred during the construction of long-lived assets in accordance with Statement of Financial Accounting Standards No. 34 (“SFAS No. 34”), “Capitalization of

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Interest Cost.” For the years ended March 31, 2006 and 2005, $756 and $1,156, respectively, of interest costs were capitalized.

Total interest expense for the years ended March 31, 2006, 2005, and 2004 was $4,935, $4,234, and $2,474, respectively.

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

Asset Impairment Losses.  The Company reviews the carrying amount of property, plant, equipment, and finite-lived intangible assets subject to amortization when events and circumstances indicate that such assets may be impaired, in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying amount to determine whether impairment exists. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying amount and the fair value.

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

Business Dispositions.  As described in Note 2 to the consolidated financial statements “Business Dispositions,” the Company’s lyophilizer (freeze dryer) product line located in Cologne, Germany was sold during fiscal 2006 and is accounted for as a discontinued operation in the consolidated financial statements. All historical financial information for this product line has been classified as a discontinued operation. Unless otherwise noted, disclosures herein pertain to the Company’s continuing operations.

Goodwill. Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. Under Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets must be reviewed at least annually for impairment. The impairment test for goodwill is a two-step process. The first step is to identify if goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess, not to exceed the carrying amount of the goodwill.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Self-Insurance Liabilities. The Company records a liability for self-insured risk retention for general and product liabilities, workers’ compensation, and automobile liabilities, which is actuarially determined. The Company engages a third-party actuary that utilizes the Company’s historical loss experience and actuarial methods to assist in determining the liability. Such liability includes estimated provisions for both loss reserves and incurred but not reported claims.

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

Fair Value of Financial Instruments.  With the exception of long term debt, the Company’s financial instruments are highly liquid or have short-term maturities and therefore, the recorded value approximates fair value. The fair value of the Company’s long term debt is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The recorded value approximates fair value at March 31, 2006 and 2005. Financial instruments potentially subject the Company to concentration of credit risk. The Company invests its excess cash in high-quality securities placed with major banks and financial institutions and short-term U.S. government securities. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity.

Foreign Currency Translation. For most international operations, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U. S. dollar equivalents at end-of-period currency exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Income, except for certain inter-company balances designated as long-term investments.

Foreign Currency Forward Contracts. The Company enters into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. The Company does not use derivative financial instruments for speculative purposes. These contracts are marked to

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

market, with gains and losses recognized within Selling, General, and Administrative expenses in the Consolidated Statements of Income. At March 31, 2006, the Company held foreign currency forward contracts to sell euro 19,400 and to buy net Canadian dollars 11,200. At March 31, 2005, the Company held no foreign currency forward contracts.

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

Advertising Expenses.  The costs of advertising are expensed as incurred in accordance with AICPA Statement of Position No. 93-7, “Reporting for Advertising Costs.” The Company incurred $15,301, $12,406, and $14,647 of advertising costs during the years ended March 31, 2006, 2005, and 2004, respectively.

Research and Development. Company sponsored research and development costs associated with commercial products are expensed as incurred. Customer sponsored research and development costs are charged directly to the related contracts.

Income Taxes.  Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The Company defers income taxes for all temporary differences between pre-tax financial and taxable income and between the book and tax basis of assets and liabilities. The Company records valuation allowances to reduce net deferred tax assets to an amount that is more likely than not to be realized.

Share-Based Compensation.  The Company accounts for share-based compensation under the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure,” and accordingly recognizes no compensation expense for stock options when the exercise price equals the market price of the stock on the date of the grant.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

The following table illustrates the effect on the Company’s net income, earnings per basic common share, and earnings per diluted common share, had compensation cost for all options been determined based upon the fair market value provisions of SFAS No. 123:

Years Ended March 31,	2006	2005	2004
Net income:
As reported	$70,289	$85,980	$94,243
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	5,879	6,079	5,669

Pro forma	$64,410	$79,901	$88,574

Earnings per common share:
Basic:
As reported	$1.03	$1.24	$1.36
Pro forma	0.94	1.15	1.27
Diluted:
As reported	1.02	1.23	1.33
Pro forma	0.93	1.14	1.25

For the purposes of computing pro forma net income, the fair value of option grants was estimated at their grant date using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 3.54% to 4.71%, dividend yield of 0.58% to 0.66%, expected common share price volatility of 45%, and an expected option life of 5 years.

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

Recently Issued Accounting Standards Impacting the Company.  In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS

No. 154”), “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion No. 20 (“APB No. 20”), “Accounting Changes” and Statement of Financial Accounting Standards No. 3 (“SFAS No. 3”), “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. The Company will adopt this standard in fiscal 2007. The Company does not anticipate any impact on the financial statements of the Company from the adoption of this statement.

In December 2004, the FASB finalized Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment,” which is a revision of SFAS No. 123. This revised standard

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

supersedes APB No. 25 and amends Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows.” This revised standard addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments. Under the revised standard, companies will no longer be able to account for such transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair value method and recognize expense in the consolidated statements of income. SFAS No. 123R is effective for annual reporting periods beginning after December 31, 2005. The Company will adopt SFAS No. 123R on April 1, 2006 and will recognize stock-based compensation expense using the modified prospective method. The subsection of Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” titled, “Share-Based Compensation,” contains pro forma disclosures regarding the effect on the Company’s net income, earnings per basic common share, and earnings per diluted common share, had the Company applied a fair value method of accounting for share-based compensation in accordance with SFAS No. 123. No expense is recognized for awards vested in prior periods. The Company estimates that compensation expense related to stock based compensation for fiscal 2007 is expected to be approximately $10 million pre-tax, or approximately $0.09 per share, which will be reflected as compensation expense. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company believes this reclassification will not have a material impact on its consolidated statement of cash flows. Further, the structure and timing of future grants may also have differing impacts on future results.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required. The adoption of this statement is not expected to have a material effect on the Company’s results of operations, financial condition or liquidity.

The American Jobs Creation Act of 2004 included a special incentive for companies to repatriate earnings from their foreign subsidiaries. The Company has evaluated these provisions and determined that it would not be beneficial to repatriate earnings from foreign subsidiaries. The Company intends to reinvest earnings of foreign subsidiaries outside the United States for the foreseeable future.

2. BUSINESS DISPOSITIONS

On October 31, 2005, the Company completed the sale of its lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). The transaction resulted in an after-tax gain to the Company of approximately $6.2 million. As of March 31, 2006, the gain remains subject to additional adjustments. In addition, the Company granted certain indemnifications to the buyer related to potential claims in the areas of income taxes, environmental issues and product performance, which expire at various points in the future. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. Goodwill of $5.6 million was allocated to the freeze dryer product line in connection with its disposition. This product line is presented in the Company’s financial statements as a discontinued operation. Revenues, cost of revenues,

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

operating expenses and income taxes attributable to this product line have been aggregated to a single line on the income statement for all periods presented. Segment results for all periods presented exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments. Revenues, income before income taxes, income tax expense, and net income generated by this discontinued operation prior to its disposition were as follows:

Years Ended March 31,	2006	2005	2004
Revenues	$21,418	$38,071	$55,104
Income before income taxes	1,752	3,649	11,596
Gain on the sale of discontinued operations before income taxes	11,532	—	—
Income tax expense	5,941	1,341	3,659
Net income from discontinued operations	$7,343	$2,308	$7,937

Assets and liabilities associated with the freeze dryer product line have been segregated from continuing operations and presented as assets and liabilities of discontinued operations in the balance sheet for all periods presented. Assets and liabilities of the discontinued operations as of March 31, 2005 were as follows:

March 31, 2005
Current assets	$ 36,650
Property, plant and equipment, net	4,730
Other long term assets	114
Current liabilities	(23,193)
Deferred income taxes, net	(2,358)
Defined benefit pension plan obligations – long term portion	(4,528)

Net assets of discontinued operations	$ 11,415

3. BUSINESS ACQUISITIONS

The following summarizes recent business acquisitions, which are accounted for under the purchase method of accounting as required by SFAS No. 141. The Company’s consolidated financial statements include the results of operations for acquired businesses from the date of the respective acquisition.

FHSurgical. On March 24, 2005, the Company completed the acquisition of FHSurgical SAS (“FHSurgical”), a privately-held manufacturer of surgical tables with a manufacturing facility located in Orleans, France, for 8.8 million euros (approximately $11.6 million at the acquisition date) in cash and assumed debt. The acquired business has been integrated into the Company’s Healthcare segment. The acquisition expanded the Company’s European distribution channel and enhanced the Company’s offerings of surgical tables.

The purchase price was subject to the final settlement of certain working capital adjustments and earn out provisions dependent on revenue. As a result, an additional 875,000 euros (approximately $1 million) will be paid in fiscal 2007 based on revenues generated through March 31, 2006. The purchase price of approximately $13,464, which includes direct acquisition costs of $975, has been allocated to tangible net assets based upon their carrying amounts at the acquisition date. The residual balance of $8,878 has been allocated to goodwill.

In accordance with the share purchase agreement, the purchase price included assumed debt of $2,788. This amount is included in “Current portion of long-term indebtedness” on the accompanying

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Consolidated Balance Sheets, and has been excluded from the Company’s Consolidated Statements of Cash Flows, as required by SFAS No. 95.

Cosmed Group, Inc.  On January 7, 2005, the Company completed the acquisition of certain assets of Cosmed Group, Inc. (“Cosmed”), a privately-held contract sterilization service provider with corporate offices located in Jamestown, Rhode Island, for $73,000. The acquired business has been integrated into the Company’s Isomedix Services segment. As a result of the acquisition, five additional ethylene oxide (“EO”) processing facilities were added to the Company’s existing network of locations.

The purchase price of $75,048, which includes direct acquisition costs of $2,048, has been allocated to net assets and goodwill based on the valuation of net assets acquired. As of March 31, 2006, $29,736 was allocated to goodwill within the Company’s Isomedix Services segment and $20,275 has been allocated to identifiable intangible assets, such as customer relationships, trademarks, intellectual property, and non-competition agreements. Based upon the allocation, these amounts are expected to be amortized over periods ranging from 5 to 19 years, with annual amortization amounts expected to be approximately $1,900 through fiscal 2010, approximately $1,400 in fiscal 2011 through 2015, and approximately $160 thereafter through the end of the amortization period.

In accordance with the terms of the asset purchase agreement, the purchase price was paid in multiple installments with $65,700 being paid in fiscal 2005. As of March 31, 2006 and 2005, the holdback amount of $1,263 and $7,300 is included in “Accrued expenses and other” on the accompanying Consolidated Balance Sheets. The holdback is excluded from the Company’s Consolidated Statements of Cash Flows until paid, as required by SFAS No. 95.

Albert Browne Limited.  On September 15, 2004, the Company completed the acquisition of Albert Browne Limited and its subsidiaries (“Browne”), a privately-held manufacturer of chemical indicators, headquartered in Leicester, England, for 28.9 million British pounds sterling (approximately $52.1 million at the acquisition date), net of 3.2 million British pounds sterling (approximately $5.8 million at the acquisition date) of cash acquired. In accordance with the terms of the share purchase agreement, STERIS paid 27.2 million British pounds sterling to the seller on the closing date. In addition, the Company funded 4.8 million British pounds sterling to an interest bearing deposit account which was opened jointly with the seller’s representatives. These amounts will be distributed in accordance with the terms and conditions of a joint account agreement entered into between STERIS and the seller. The acquired business has been integrated into the Company’s Healthcare segment. The acquisition provided the Company with an established European distribution channel and expanded the Company’s offerings of consumable products, which are used with its broad line of infection control and decontamination capital equipment.

The purchase price of $60,089, which includes direct acquisition costs of $1,348, has been allocated to tangible net assets, identifiable intangible assets and goodwill. As of March 31, 2006, $27,050 has been allocated to goodwill within the Company’s Healthcare segment and $30,014 has been allocated to identifiable intangible assets, such as trademarks, intellectual property, customer relationships, and non-competition agreements. Based upon the allocation, these amounts are expected to be amortized over periods ranging from 3 to 17 years, with annual amortization amounts expected to be approximately $3,200 through fiscal 2012, $1,500 for fiscal 2013 through fiscal 2015, and $500 thereafter through the end of the amortization period. Estimated amortization amounts have been calculated based upon March 31, 2005 foreign currency exchange rates.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Hamo Holding AG.  On April 8, 2003, the Company completed the acquisition of Hamo Holding AG (“Hamo”), a privately-owned manufacturer of washing/decontamination systems, with corporate offices located in Pieterlen, Switzerland, for approximately $49.7 million, which consisted of cash paid and debt assumed. The acquisition provided the Company a stronger European presence and the ability to offer a wider range of sterile processing solutions to customers worldwide.

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

Pursuant to the terms of the share purchase agreement with respect to Hamo, the final settlement of certain working capital adjustments and the resolution of certain indemnification claims were made during the first quarter of fiscal 2006. Amounts received by the Company amounted to 2,150 Swiss francs (approximately $1,700) and are included in “Non-operating expense, net” on the Consolidated Statements of Income.

4. RESTRUCTURING

In fiscal 2006, the Company recorded $25,308 in restructuring expenses related to the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions, including the closure of a sales office in Miami, Florida, rationalization of operations in Finland and the elimination of certain management positions. All such actions are intended to improve the Company’s cost structure. The following is a summary of these primarily non-cash restructuring expenses for fiscal 2006:

March 31, 2006
Asset impairment and accelerated depreciation	$ 11,712
Pension curtailment	2,335
OPEB acceleration	8,982
Severance and termination benefits	2,038
Other	241

Total restructuring charges	$ 25,308

These costs are primarily associated with the Healthcare business segment with restructuring expenses of $24,826 and $482 related to the Healthcare and Life Sciences segments, respectively.

The Company anticipates incurring approximately an additional $18,000 in restructuring expenses over the next two years in connection with the transfer of the manufacturing operations. Restructuring expenses to be incurred include severance, accelerated depreciation and other expenses. The Company did not incur restructuring expenses in fiscal 2005 or fiscal 2004.

Restructuring expenses have been recognized as incurred as required under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the property, plant and equipment associated with the Erie, Pennsylvania facility were assessed for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily relate to an adjustment in the carrying value of the Erie facility to its estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the Erie manufacturing operations were reevaluated based on the plan, resulting in the acceleration of depreciation and amortization of certain

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

assets. These actions have or will impact more than 450 employees during the fourth quarter of fiscal 2006 and over the period in which operations are transferred from Erie, Pennsylvania to Monterrey, Mexico. Additional information regarding the impact of the restructuring actions on the Company’s employee benefit plans is included in Note 11, “Benefit Plans.”

The following table summarizes the Company’s liabilities related to restructuring activities:

		Fiscal 2006
	March 31, 2005	Provision	Payments	March 31, 2006
Severance and termination benefits	$—	$2,038	$(97)	$1,941
Lease termination obligation	—	135	—	135

Total	$—	$2,173	$(97)	$2,076

5. GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 142. Under this standard, goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing. Other finite-lived intangible assets are amortized over their estimated useful lives. The Company performed its annual goodwill impairment testing during the third quarter of fiscal 2006. This analysis resulted in no impairment of the recorded goodwill amounts.

Changes to the carrying amount of goodwill for the years ended March 31, 2006 and 2005 were as follows:

	Healthcare Segment	Life Sciences Segment	STERIS Isomedix Services Segment	Total
Balance at March 31, 2004	$132,450	$31,579	$51,924	$215,953
Goodwill acquired	38,050	—	39,913	77,963
Foreign currency translation adjustments and other items	4,947	2,133	—	7,080

Balance at March 31, 2005	175,447	33,712	91,837	300,996
Goodwill acquired or allocated	(1,863)	87	(10,178)	(11,954)
Write-off of goodwill associated with discontinued operations	—	(5,571)	—	(5,571)
Foreign currency translation adjustments and other items	(4,198)	(1,471)	—	(5,669)

Balance at March 31, 2006	$169,386	$26,757	$81,659	$277,802

The increase in goodwill during fiscal 2005 resulted primarily from the acquisitions of Browne, FHSurgical, and certain assets of Cosmed. Goodwill amounts created as a result of the fiscal 2005 acquisitions were subject to further adjustment as the Company finalized the allocation of purchase price to the net assets acquired and are reflected in the table above as goodwill acquired or allocated. Further information regarding business acquisitions is presented in Note 3, “Business Acquisitions.”

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Information regarding the Company’s intangible assets is as follows:

	March 31, 2006 Gross Carrying Amount	March 31, 2006 Accumulated Amortization	March 31, 2005 Gross Carrying Amount	March 31, 2005 Accumulated Amortization
Finite-lived intangible assets	$76,108	$27,381	$69,086	$19,926
Indefinite-lived intangible assets	—	—	1,268	—

The increase in intangible assets during fiscal 2006 resulted primarily from the fiscal 2005 acquisition of certain assets of Cosmed, as amounts allocated to intangible assets were subject to further adjustment as the Company finalized the allocation of purchase price during the allocation period. All such adjustments are reflected in the amounts presented. Further information regarding acquisitions is presented in Note 3, “Business Acquisitions.” Indefinite-lived intangible assets relate to the Company’s defined benefit pension plans.

Total amortization expense for finite-lived intangible assets was $7,484, $4,008, and $1,629 for the years ended March 31, 2006, 2005, and 2004, respectively. Based upon the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2007	2008	2009	2010	2011
Estimated amortization expense	$6,191	$6,134	$6,063	$5,879	$5,665

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2006 foreign currency exchange rates.

6. INVENTORIES, NET

Inventories, net consisted of the following:

March 31,	2006	2005
Raw materials	$ 32,121	$ 24,823
Work in process	29,011	23,913
Finished goods	51,092	49,751

Total inventories, net	$ 112,224	$ 98,487

7. DEPRECIABLE ASSETS

Information related to the major categories of the Company’s depreciable assets is as follows:

March 31,	2006	2005
Land and land improvements(1)	$ 24,611	$ 23,518
Buildings and leasehold improvements	173,114	193,377
Machinery and equipment	265,970	238,014
Information systems	108,853	94,787
Radioisotope	125,008	108,519
Construction in progress(1)	31,554	35,539

Total property, plant, and equipment	729,110	693,754
Less: accumulated depreciation and depletion	(327,574)	(284,906)

Property, plant, and equipment, net	$ 401,536	$ 408,848

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Depreciation and depletion expense was $49,867, $46,799, and $46,534, for the years ended March 31, 2006, 2005, and 2004, respectively.

Rental expense for leases was $15,713, $14,790, and $11,529, for the years ended March 31, 2006, 2005, and 2004, respectively. Operating leases relate principally to warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant varying renewal and purchase options to the Company.

Future minimum annual rentals payable under noncancelable lease agreements at March 31, 2006 were as follows:

Operating Leases
2007	$ 16,536
2008	13,454
2009	9,888
2010	6,947
2011 and Thereafter	15,942

Total minimum lease payments	$ 62,767

In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated based upon March 31, 2006 foreign currency exchange rates.

8. DEBT

Indebtedness was as follows:

March 31,	2006	2005
Private Placement	$ 100,000	$ 100,000
Credit facility	12,980	1,200
Other debt	3,255	7,963

Total	116,235	109,163
Less: current portion	1,755	4,889

Long-term portion	$ 114,480	$ 104,274

In December 2003, the Company issued $100,000 of Senior notes in a Private Placement (the “December 2003 Private Placement”) to certain institutional investors in an offering exempt from the registration requirements of the Securities Act of 1933. The proceeds of the December 2003 Private Placement were used to pay down the outstanding balance of the Company’s Revolving Credit Facility (“Facility”) with the remaining balance being invested in short-term marketable securities. Of the $100,000 of notes, $40,000 had an original maturity of five years at an annual interest rate of 4.20%, an additional $40,000 had an original maturity of ten years at an annual interest rate of 5.25%, and the remaining $20,000 had an original maturity of twelve years at an annual interest rate of 5.38%. Upon closing the December 2003 Private Placement, the aggregate availability under the Facility was reduced from $325,000 to $275,000, as required by the Facility loan agreement. The December 2003 Private Placement contains financial covenants, including limitations on debt and a minimum consolidated net worth requirement.

In March 2004, STERIS amended and restated the existing $275,000 Facility. As amended and restated, the Facility provides a multi-currency borrowing option and may be used for general corporate purposes. At the Company’s option, the borrowings under the Facility bear interest at a rate equal to (1) LIBOR or (2) the greater of the prime rate established by KeyBank National Association, Cleveland, Ohio, or the Federal Funds effective rate plus 0.50%, plus, in each case, applicable margins based upon the Company’s leverage ratio. The Facility also requires the payment of a Facility fee on the total Facility commitment amount. The interest rate and the Facility fee are determined based on the Company’s leverage ratio. The Facility requires the maintenance of certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio.

On June 16, 2005, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Amended and Restated Credit Agreement (the “Credit Agreement”) dated March 29, 2004 with KeyBank National Association, as administrative agent for the lending institutions party thereto, and with such lending institutions, for the Facility. Among other things, Amendment No. 2 modified the Credit Agreement to amend the Facility fee rates to a range from 0.10% to 0.20% of the total Facility commitment amount, extend the length of the Facility to June 15, 2010, increase the swing line component of the Facility to $35,000, and relax certain covenants.

Other debt includes industrial development revenue bonds that bear interest at a variable rate based on the bank/marketing agent’s demand note index. Reimbursement agreements related to letters of credit that support the industrial development revenue bonds follow the same financial covenants as the Credit Agreement. At March 31, 2006 and 2005, outstanding obligations under the industrial development revenue bonds were $2,200 and $2,900, respectively, with an interest rate of 3.33% and 2.45%, respectively. Other debt also includes capital lease obligations of $679 and

$1,499 at March 31, 2006 and 2005, respectively, and other miscellaneous obligations totaling $376 and $3,564 at March 31, 2006 and 2005, respectively. March 31, 2005 other miscellaneous obligations include assumed debt of $2,788 from the FHSurgical acquisition, which is discussed further in Note 3, “Business Acquisitions.”

At March 31, 2006, the Company was in compliance with all financial covenants associated with its credit facilities.

The combined annual aggregate amount of maturities of the Company’s outstanding debt is as follows:

2007	$ 1,755
2008	700
2009	40,800
2010	—
2011 and thereafter	72,980

Total	$ 116,235

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

9. ADDITIONAL BALANCE SHEET INFORMATION

Additional information related to the Company’s Consolidated Balance Sheets is as follows:

March 31,	2006	2005
Accrued payroll and other related liabilities:
Compensation and related items	$14,646	$10,508
Accrued vacation	12,912	12,390
Accrued bonuses	3,542	7,415
Accrued employee commissions	9,474	8,617

Total accrued payroll and other related liabilities	$40,574	$38,930
Accrued expenses and other:
Deferred revenues	$19,408	$20,904
Self-insured risk retention-GRIC	16,090	16,043
Other self-insured risks	1,407	1,344
Other post-retirement benefit obligation- current portion	6,002	5,567
Defined benefit pension plans’ obligations- current portion	3,705	3,385
Other employee benefit plans’ obligations- current portion	215	—
Accrued dealer commissions	6,067	4,572
Accrued warranty	7,226	5,299
Other	24,819	20,610

Total accrued expenses and other	$84,939	$77,724
Other liabilities:
Other post-retirement benefit obligation- long-term portion	$62,885	$52,536
Defined benefit pension plans’ obligations- long-term portion	11,126	7,797
Other employee benefit plans’ obligations- long-term portion	374	271

Total other liabilities	$74,385	$60,604

10. INCOME TAXES

Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2006	2005	2004
United States operations	$102,667	$132,222	$109,279
Non-United States operations	5,451	6,070	17,209

	$108,118	$138,292	$126,488

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2006	2005	2004
Current provision:
United States federal	$ 43,845	$ 33,610	$ 25,447
United States state and local	4,807	3,717	3,770
Non-United States	4,072	3,968	3,121

Total current provision	52,724	41,295	32,338
Deferred expense (benefit)	(7,552)	13,325	7,844

Total provision for income taxes	$ 45,172	$ 54,620	$ 40,182

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory rate as follows:

Years Ended March 31,	2006	2005	2004
United States federal statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) of income tax accruals	3.4	(1.5)	1.5
Increase (reduction) in valuation allowances	3.7	—	(6.9)
State and local taxes, net of federal income tax benefit	2.6	1.5	1.7
Foreign income tax credit	(2.3)	0.7	(4.2)
Difference in non-United States tax rates	(3.5)	3.3	4.1
All other, net	2.9	0.5	0.6

Total provision for income taxes	41.8%	39.5%	31.8%

The significant components of the deferred tax assets and liabilities recorded in the accompanying balance sheets at March 31, 2006 and 2005 were as follows:

March 31,	2006	2005
Deferred tax assets:
Post-retirement benefit accrual	$ 23,312	$19,884
Accrued expenses and other	24,901	20,355
Net operating loss carryforwards	8,158	6,646

Deferred tax assets	56,371	46,885
Less: Valuation allowance	5,902	1,999

Total deferred tax assets	50,469	44,886
Deferred tax liabilities:
Depreciation and depletion	51,308	54,014
Intangibles	17,374	16,581
Inventory and other	3,901	4,647

Total deferred tax liabilities	72,583	75,242

Net deferred tax liabilities	$ 22,114	$30,356

The Company periodically reviews the need for a valuation allowance against net deferred tax assets. A valuation allowance has been applied to a portion of the net operating loss and foreign tax credit carryforwards as the Company anticipates that it may not receive future benefit for all carryforwards. The valuation allowance increased during fiscal 2006 by $3,903.

In fiscal 2006 and 2005, the Company recorded approximately $4,400 expense and $4,900 benefit, respectively, principally related to IRS audits of fiscal years 1997 through 2001. In the fourth quarter of fiscal 2006, the Company reached agreement with the IRS on all material tax matters for fiscal 1997 and 1998. As part of this agreement, the tax treatment of various issues was also agreed to for subsequent years. The IRS is currently completing its audits of the Company’s tax returns for the years 1999 through 2001.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

The IRS has announced its intention to commence an audit of the Company’s tax returns for the years 2002 through 2005. The Company also remains subject to tax authority audits in various jurisdictions wherever it is doing business. The number of years open for tax review varies by tax jurisdiction. The Company does not expect the results of these examinations to have a material adverse effect on its consolidated financial statements. Tax reserves are included on the accompanying consolidated balance sheets in “accrued income taxes.”

For tax return purposes, at March 31, 2006, the Company had operating loss carryforwards in various foreign and state jurisdictions where local laws allow the Company to offset future income with losses from prior periods. The tax effect of these carryforwards is $8,158. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period. At March 31, 2006, the Company also had certain credit carryforwards available to offset taxes on future income from foreign operations. Total credit carryforwards are $2,034, which expire between fiscal 2021 and fiscal 2025.

At March 31, 2006, cumulative undistributed earnings of international operations included in consolidated retained earnings amounted to $104,076. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings, nor is it practicable to determine the amount of this liability.

11. BENEFIT PLANS

The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, the Company sponsors an unfunded post-retirement medical benefit plan for two groups of United States employees comprised substantially of the same employees who receive pension benefits under the Unites States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement medical benefit plan to the amounts recorded on the Company’s Consolidated Balance Sheets at March 31, 2006 and 2005, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for the Company’s defined benefit pension plans and the accumulated other post-retirement benefit obligation for the Company’s other post-retirement medical benefit plan. The measurement date of the Company’s defined benefit pension plans and the other post-retirement medical benefit plan is March 31 for both periods presented.

	Pension Plans				Other Post- retirement Plan
	U.S. Qualified		International
	2006	2005	2006	2005	2006	2005
Change in Benefit Obligations:
Benefit obligations at beginning of year	$44,546	$42,995	$10,135	$9,559	$78,593	$77,743
Service cost	850	822	608	609	1,090	939
Interest cost	2,722	2,602	322	397	4,535	4,688
Impact of Medicare Prescription Drug, Improvement and Modernization Act of 2003	—	—	—	—	—	(10,500)
Actuarial loss (gain)	1,435	912	659	(400)	7,364	10,850
Benefits paid	(3,086)	(2,785)	(1,100)	(1,095)	(5,576)	(5,127)
Employee contributions	—	—	586	478	—	—
Plan curtailment(2)	1,326	—	—		(13,983)
Special termination benefits(2)	—	—	—		8,982	—
Impact of foreign currency exchange rate changes	—	—	(887)	587	—	—

Benefit obligations at end of year	47,793	44,546	10,323	10,135	81,005	78,593
Change in Plan Assets:
Fair value of plan assets at beginning of year	36,283	38,031	7,030	6,920	—	—
Actual return (loss) on plan assets	2,751	1,198	1,120	(234)	—	—
Employer contributions	—	—	586	487	5,576	5,127
Employee contributions	—	—	586	478	—	—
Benefits and expenses paid	(3,319)	(2,946)	(1,100)	(1,095)	(5,576)	(5,127)
Impact of foreign currency exchange rate changes	—	—	(635)	474	—	—

Fair value of plan assets at end of year	35,715	36,283	7,587	7,030	—	—
Funded Status of the Plans	(12,078)	(8,263)	(2,736)	(3,105)	(81,005)	(78,593)
Unamortized transition amount	(401)	(509)	—	—	—	—
Unamortized prior service cost	—	1,298	—	—	—	—
Unamortized loss	11,133	10,334	(149)	(31)	12,118	20,490

Net prepaid (accrued) benefit obligations	$(1,346)	$2,860	$(2,885)	$(3,136)	$(68,887)	$(58,103)
Amounts Recognized in Consolidated Balance Sheets(1):
Accrued benefit obligation	$(1,346)	$(8,043)	$(2,885)	$(3,136)	$(68,887)	$(58,103)
Intangible pension asset	—	1,268	—	—	—	—
Accumulated other comprehensive (income) loss	(10,732)	9,635	—	—	—	—

Net amount recognized	$(12,078)	$2,860	$(2,885)	$(3,136)	$(68,887)	$(58,103)

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

(1)

The current and long-term portions of the accrued benefit obligations are included in “Accrued expenses and other” and “Other liabilities,” respectively, on the accompanying Consolidated Balance Sheets. Intangible pension asset is included in “Other assets” on the accompanying Consolidated Balance Sheets. Accumulated other comprehensive (income) loss, net of deferred income tax expense (benefit) of $4,141 and ($3,661) at March 31, 2006 and 2005, respectively, is included in shareholders’ equity.

(2)

Reflects curtailment and special termination benefit losses associated with the elimination of approximately 450 positions as a result of the restructuring plan to transfer certain manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico.

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at March 31, 2006 and 2005:

	U.S. Qualified		International		Total
	2006	2005	2006	2005	2006	2005
Aggregate fair value of plan assets	$35,715	$35,136	$7,587	$7,030	$43,302	$42,166
Aggregate accumulated benefit obligations	44,549	43,324	8,484	8,358	53,033	51,682

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at March 31, 2006 and 2005:

	U.S. Qualified		International		Total
	2006	2005	2006	2005	2006	2005
Aggregate fair value of plan assets	$35,715	$35,136	$7,587	$7,030	$43,302	$42,166
Aggregate projected benefit obligations	47,793	43,416	10,323	10,135	58,116	53,551

Components of Net Periodic Benefit Cost.  Components of the annual net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement medical benefit plan were as follows:

	Pension Plans
	U.S. Qualified			International			Other Post-retirement Plan
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$850	$822	$790	$608	$609	$581	$1,090	$939	$940
Interest cost	2,723	2,602	2,594	322	397	306	4,535	4,688	4,630
Expected return on plan assets	(2,765)	(2,924)	(2,580)	(336)	(404)	(298)	—	—	—
Special termination benefits	—	—	—	—	—	—	8,982	—	—
Curtailment loss	1,326	—	—	—	—	—	—	—	—
Prior service cost recognition	1,009	—	—	—	—	—	—	—	—
Net amortization and deferral	1,061	581	1,017	—	—	—	1,753	1,904	1,688

Net periodic benefit cost	$4,204	$1,081	$1,821	$594	$602	$589	$16,360	$7,531	$7,258

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost. The following table provides the applicable actuarial assumptions used to determine the benefit obligations at March 31:

	2006	2005
Discount rate:
U.S. qualified pension plans	6.00%	6.00%
Switzerland pension plan	3.25%	3.50%
Other post-retirement plan	6.00%	6.00%
Expected return on plan assets:
U.S. qualified pension plans	8.00%	8.00%
Switzerland pension plan	5.00%	5.00%
Rate of compensation increase:
Switzerland pension plan	3.00%	3.00%

The following table provides the applicable actuarial assumptions used to determine the net periodic benefit cost for the years ended March 31:

	2006	2005	2004
Discount rate:
U.S. qualified pension plans	6.00%	6.25%	6.50%
Switzerland pension plan	3.50%	3.75%	3.75%
Other post-retirement plan	6.00%	6.25%	6.50%
Expected return on plan assets:
U.S. qualified pension plans	8.00%	8.00%	8.00%
Switzerland pension plan	5.00%	5.00%	5.00%
Rate of compensation increase:
Switzerland pension plan	3.00%	3.00%	3.00%

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

	2006	2005	2004
Healthcare cost trend rate – medical	10.0%	10.0%	12.0%
Healthcare cost trend rate – prescription drug	15.0%	15.0%	15.0%
Long-term healthcare cost trend rate	5.0%	5.0%	5.0%

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

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

A one-percentage point change in assumed healthcare cost trend rates (including medical, prescription drug and long-term rates) would have the following effect at March 31, 2006:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$456	$(394)
Effect on other post-retirement benefit obligation	6,561	(5,670)

Plan Assets. The United States and Switzerland defined benefit pension plans are funded. The following table presents the targeted asset allocation of plan assets at March 31, 2006 and the actual allocation of plan assets at March 31, 2006 and 2005 for these plans:

	Long-Term Target Allocation Percentage	Percentage of Plan Assets
		2006	2005
U.S. qualified plans:
Equity securities	60%	60.2%	59.3%
Debt securities	40%	39.8%	40.7%
Cash	0%	—	—
Total	100%	100%	100%
Switzerland plan:
Debt securities	45%-85%	57.4%	61.3%
Equity securities	10%-40%	27.7%	25.8%
Cash	8%-12%	14.9%	12.9%
Total	100%	100%	100%

The long-term target allocations in the preceding table reflect the Company’s asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term benefit obligations. Investment policies, strategies, and long-term target allocations are developed on a plan specific and country specific basis. The long-term target asset allocations are continually challenged and are supported by an analysis that incorporates historical and expected returns by asset class as well as volatilities across asset classes and the Company’s liability profile. Due to market conditions and other factors, actual asset allocations may vary from the long-term target allocations presented in the preceding table. Plan assets are managed by outside investment managers. If asset allocations move outside of tactical ranges, the portfolios are rebalanced. For the purpose of the above analysis, debt and equity securities include fixed income and equity security mutual funds, respectively. At March 31, 2006 and 2005, none of the plans’ assets included investments in STERIS common shares.

Cash Flows. It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficiently to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included on the accompanying Consolidated Balance Sheets of the Company. As of March 31, 2006, the Company expects to make approximately $3,000 in contributions to the defined benefit pension plans in fiscal 2007.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Based upon the actuarial assumptions utilized to develop the Company’s benefit obligations at March 31, 2006, the following benefit payments are expected to be made to plan participants:

	Defined Benefit Pension Plans			Other Post-Retirement Benefit Plan
	U.S. Qualified	International	Total	Gross Benefit Payments	Medicare Reimbursement	Total
2007	$3,318	$257	$3,575	$5,756	$(538)	$5,218
2008	3,622	284	3,906	7,103	(690)	6,413
2009	3,711	323	4,034	7,749	(778)	6,971
2010	3,794	369	4,163	7,838	(812)	7,026
2011	3,839	389	4,228	7,906	(835)	7,071
2012-2016	19,394	2,469	21,863	37,678	(4,286)	33,392

In the preceding table, projected benefit payments denominated in foreign currencies have been calculated based upon March 31, 2006 foreign currency exchange rates.

Defined Contribution Plans. The Company maintains a 401(k) defined contribution plan for eligible employees. The Company provides a match on a specified portion of an employee’s contribution as approved by the Company’s Board of Directors. The defined contribution plan assets are held in trust and invested as directed by the plan participants. At March 31, 2006, the plan held 1,113,740 shares of the Company’s common stock with a fair value of $27,911. The aggregate fair value of plan assets was $246,267 at March 31, 2006. The Company paid dividends of $192 to the plan on Company common stock for the year ended March 31, 2006. The Company paid no dividends to the plan for the years ended March 31, 2005, and 2004. Employer contributions related to the defined contribution plan were $5,202, $4,609, and $5,852, for the years ended March 31, 2006, 2005, and 2004, respectively.

Impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.  In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-

eligible retirees beginning in 2006. The law provides a federal subsidy to companies that sponsor qualified post-retirement healthcare plans that provide prescription drug coverage. FSP No. 106-2 provides guidance on the accounting for the effects of the Act. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Act. The Company adopted the provisions of FSP No. 106-2 on March 31, 2005. The effects of the adoption resulted in a reduction of $10,500 to the Company’s accumulated other post-retirement benefit obligation at March 31, 2005, which will reduce net periodic benefit cost as it is amortized over approximately twelve years. The adoption of FSP No. 106-2 did not have an impact on the Company’s net periodic benefit cost for the year ended March 31, 2005.

12. COMMITMENTS AND CONTINGENCIES

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

The FDA and the United States Department of Justice are continuing to conduct an investigation involving the Company’s SYSTEM 1® sterile processing system. The Company received requests for documents in connection with the investigation. The Company has been responding to these requests and has been cooperating with the government agencies regarding this matter. There can be no assurance that the ultimate outcome of the investigation will not result in an action by the government agencies or that the government agencies will not initiate administrative proceedings, civil proceedings or criminal proceedings, or any combination thereof, against the Company.

To the extent that management of the Company believes it is probable that a taxing authority will take a sustainable position on a matter contrary to the position taken by the Company, the Company provides tax accruals. If the Company were to prevail in matters for which accruals have been established, or be required to pay amounts in excess of established accruals, the Company’s effective income tax rate in a given financial statement period may be materially impacted.

As of March 31, 2006 and 2005, the Company’s commercial commitments totaled $31,156 and $73,467, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under the Company’s self-insured risk retention policies, and other potential cash outflows resulting from an event that requires performance by the Company. Approximately $11,248 and $11,135, respectively, of the totals at March 31, 2006 and 2005 relate to letters of credit required as security under the Company’s self-insured risk retention policies.

13. BUSINESS SEGMENT INFORMATION

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

The Life Sciences segment is a provider of integrated and validated capital equipment, cleaning chemistries, and service solutions to the pharmaceutical and research market and defense and industrial decontamination markets. Within the pharmaceutical and research market, the segment is focused on delivering capital equipment, consumables, and related services to global pharmaceutical companies and private and public research facilities. Within the defense and industrial decontamination markets, the segment is focused on the development of decontamination technologies for a variety of applications and customers in the government, military, aerospace, hospital, transportation and food and beverage markets.

The Isomedix Services segment offers a comprehensive array of contract sterilization services using Gamma Irradiation, Electron Beam Irradiation, and EO technologies. The segment offers sterilization, microbial reduction, and materials modification services

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

to companies that supply products to the healthcare, industrial, and consumer products industries.

As the Company continues the evolution of its business segments, the Company has made a change in the reporting of its global services business which impacts the revenues and operating results of the Healthcare and Life Sciences segments. Effective April 1, 2005, the Company began tracking service revenues by customer account classification. Prior to April 1, 2005, the allocation between these segments was based upon geography. Segment revenues, the related costs of these revenues, and associated operating expenses have been reclassified to reflect the change in methodology. The information presented in the following tables reflects these reclassifications.

Financial information for each of the Company’s reportable segments is presented in the following table. Operating income (loss) for each segment reflects the full allocation of all distribution, corporate, and research and development expenses to the reporting segments. The accounting policies for reporting segments are the same as those for the consolidated Company. Segment results for all periods presented exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments. For the year ended March 31, 2006, revenues from a single customer did not aggregate to ten percent or more of total revenues.

Years Ended March 31,	2006	2005	2004
Revenues:
Healthcare	$817,014	$763,879	$720,250
Life Sciences	215,827	213,003	223,643
STERIS Isomedix Services	127,444	104,792	88,015

Total revenues	$1,160,285	$1,081,674	$1,031,908
Operating income (loss):
Healthcare	$88,914	$125,589	$106,726
Life Sciences	(379)	(3,843)	8,924
STERIS Isomedix Services	21,163	19,598	13,110

Total operating income	$109,698	$141,344	$128,760

For the year ended March 31, 2006, restructuring expenses of $24,826 and $482 are included in the operating results of the Healthcare and Life Sciences business segments, respectively.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

Financial information for each of the Company’s United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangible assets, and other assets.

Years Ended March 31,	2006	2005	2004
Revenues:
United States	$ 925,593	$ 874,682	$ 835,395
International	234,692	206,992	196,513

Total revenues	$ 1,160,285	$ 1,081,674	$ 1,031,908

March 31,	2006	2005
Long-lived assets:
United States	$ 554,620	$ 607,548
International	174,037	153,198

Total long-lived assets	$ 728,657	$ 760,746

14. COMMON SHARES

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

Years Ended March 31,	2006	2005	2004
	(in thousands)
Weighted average common shares outstanding – basic	68,238	69,254	69,521
Dilutive effect of common share equivalents	701	768	1,221

Weighted average common shares and equivalents – diluted	68,939	70,022	70,742

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price for the common shares during the period:

Years Ended March 31,	2006	2005	2004
	(Shares in thousands)
Number of common share options	1,341	1,396	585
Weighted average exercise price	$ 28.22	$ 28.60	$ 30.65

15. SHARE-BASED COMPENSATION

The Company has granted nonqualified stock options to certain employees to purchase the Company’s common shares at the market price on the date of grant. Stock options granted generally become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and generally expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule, whereby, options vest on a prorated basis as defined by specific option agreements in the event of employment termination. The Company accounts for stock-based compensation under the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure,” and accordingly recognizes no compensation expense when the exercise price equals the market price of the stock on the date of grant. Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” discusses the compensation cost for the stock options granted in fiscal 2006, 2005, and 2004, had it been determined based on the value at the grant date consistent with the fair value method.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

The following is a summary of option share information:

	Shares	Weighted Average Price	Fair Value
March 31, 2003 Options Outstanding	6,059,258	$ 16.03
Granted	1,216,800	22.60	$ 9.93
Exercised	(961,468)	12.23
Canceled	(179,680)	20.33

March 31, 2004 Options Outstanding	6,134,910	17.80
Granted	1,025,464	26.68	12.10
Exercised	(1,214,500)	12.87
Canceled	(206,861)	25.26

March 31, 2005 Options Outstanding	5,739,013	20.16
Granted	986,625	24.78	10.49
Exercised	(708,036)	25.70
Canceled	(310,728)	26.57

March 31, 2006 Options Outstanding	5,706,874	21.02

Shares available for future grants were 3,285,192 as of March 31, 2006. At March 31, 2006, the range and weighted average per share exercise prices of options outstanding and exercisable, and the weighted average remaining contract life, were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Option Shares	Weighted Average Exercise Price
9.00 – 14.50	1,244,790	$11.29	4.96	1,289,146	$11.38
14.51 – 19.60	1,033,074	19.25	5.48	744,718	19.12
19.61 – 30.66	3,429,010	25.08	7.16	1,597,713	25.32

	5,706,874	$21.02	6.38	3,631,577	$19.10

At March 31, 2005, options with a weighted average exercise price of $18.22 were exercisable on 3,391,868 shares and at March 31, 2004, options with a weighted average exercise price of $17.06 were exercisable on 3,537,755 shares.

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

16. REPURCHASES OF COMMON SHARES

On January 25, 2006, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million STERIS common shares. This common share repurchase authorization replaced the common share repurchase authorization of July 28, 2004. During fiscal 2006, the Company repurchased 3,364,175 of its common shares for $84,153, representing an average price of $25.01 per common share. At March 31, 2006, 2,213,500 common shares remained authorized for repurchase and 3,063,457 common shares were held in treasury.

Refer to Note 18, “Subsequent Events,” for information regarding common shares repurchased by the Company subsequent to March 31, 2006.

17. FINANCIAL AND OTHER GUARANTEES

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

Changes in the Company’s warranty liability during the periods presented are as follows:

Years Ended March 31,	2006	2005	2004
Balance, beginning of year	$ 5,299	$ 4,885	$ 4,861
Warranty obligation associated with acquired business	—	—	1,253
Warranties issued during the period	10,468	10,956	8,860
Settlements made during the period	(8,541)	(10,542)	(10,089)

Balance, end of year	$ 7,226	$ 5,299	$ 4,885

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts range in terms from 1 to 5 years and require the Company to maintain and repair the Company’s product over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for deferred service revenue was $15,876, $13,081, and $12,342 as of March 31, 2006, 2005, and 2004, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

STERIS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(dollars in thousands, except per share amounts)

18. SUBSEQUENT EVENTS

Subsequent to March 31, 2006, foreign currency contracts to sell euro 19,400 and buy net Canadian dollars 11,200 matured.

Subsequent to March 31, 2006, the Company entered into foreign currency forward contracts to sell euro 15,400.

On April 27, 2006, the Company announced that its Board of Directors had declared a quarterly cash dividend in the amount of $0.04 per common share, payable on June 14, 2006, to shareholders of record as of the closing of the stock transfer books on May 17, 2006.

As of June 8, 2006, the Company had repurchased 2,006,600 of its common shares during the first quarter of fiscal 2007, at an average price of $22.85 per common share, leaving 206,900 common shares authorized for repurchase under the existing Board authorization.

STERIS CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

(dollars in thousands, except per share amounts)

19. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2006
Revenues:
Product	$225,983	$189,864	$174,846	$169,146
Service	105,291	97,628	98,590	98,937

Total Revenues	331,274	287,492	273,436	268,083
Cost of revenues:
Product	136,409	115,735	103,425	89,884
Service	61,535	49,661	56,828	62,623

Total cost of revenues	197,944	165,396	160,253	152,507

Gross profit	133,330	122,096	113,183	115,576
Percentage of revenues	40.2%	42.5%	41.4%	43.1%
Income from continuing operations, net of tax	7,444	23,165	15,405	16,932
(Loss) income from discontinued operations, net of tax	—	(301)	1,010	400

Gain on sale of discontinued operations, net of tax	1,008	5,225	—	—
Net income	$8,452	$28,089	$16,415	$17,332

Basic income per common share:
Income from continuing operations	$0.11	$0.34	$0.23	$0.24
Net income	$0.13	$0.41	$0.24	$0.25
Diluted income per common share:
Income from continuing operations	$0.11	$0.34	$0.23	$0.24
Net income	$0.12	$0.41	$0.24	$0.25
Fiscal 2005
Revenues:
Product	$207,059	$183,599	$167,133	$161,117
Service	99,982	90,166	87,117	85,501

Total revenues	307,041	273,765	254,250	246,618
Cost of revenues:
Product	128,463	112,743	96,139	89,561
Service	49,113	44,554	50,023	49,157

Total cost of revenues	177,576	157,297	146,162	138,718

Gross profit	129,465	116,468	108,088	107,900
Percentage of revenues	42.2%	42.5%	42.5%	43.8%
Income from continuing operations, net of tax	25,089	23,631	17,591	17,361
(Loss) income from discontinued operations, net of tax	(76)	826	1,302	256

Net income	$25,013	$24,457	$18,893	$17,617

Basic income per common share:
Income from continuing operations	$0.36	$0.34	$0.25	$0.25
Net income	$0.36	$0.35	$0.27	$0.25
Diluted income per common share:
Income from continuing operations	$0.36	$0.34	$0.25	$0.25
Net income	$0.36	$0.35	$0.27	$0.25

(1)

Per share amounts for the quarters and the full year have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding during each quarter due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive and the effect of quarterly share repurchases.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts(2)	Deductions(3)	Balance at End of Period
	(in thousands)
Year ended March 31, 2006
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$9,725	$2,248	$18	$(2,918)	$9,037
Year ended March 31, 2005
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$8,166	$4,151	$(9)	$(2,601)	$9,725
Year ended March 31, 2004
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$8,078	$(122)	$26	$236	$8,166

(1)	Net allowance for doubtful accounts and allowance for sales and returns.
(2)	Change in foreign currency exchange, international subsidiaries.
(3)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have determined that, as of March 31, 2006, the Company’s disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated June 8, 2006, which is included herein.

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders

STERIS Corporation

We have audited management’s assessment, included in the accompanying, “Management’s Report on Internal Control Over Financial Reporting,” that STERIS Corporation and subsidiaries (collectively “the Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that STERIS Corporation and subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006, and our report dated June 8, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Cleveland, Ohio

June 8, 2006

Item 9B.  Other Information

As required by STERIS Corporation Senior Executive Management Incentive Compensation Plan, the Compensation and Corporate Governance Committee of the Board of Directors of the Company (the “Committee”) approved the participant’s performance objectives and the formula for determining the amount of incentive compensation payable to the President and CEO, Mr. Vinney, upon the full achievement of those objectives. For fiscal 2007, the performance objectives for the participant are based on a combination of Company revenue, free cash flow and earnings before interest and taxes.

The Committee also approved stock ownership guidelines for senior management, to be implemented in fiscal 2007.

part III

Item 10. Directors and Executive Officers of the Registrant

The Company incorporates herein by reference the information appearing under the caption “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees” of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2006 Annual Meeting of Shareholders (the “Proxy Statement”).

Executive officers of the Company serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning executive officers of the Company is contained in Part I, following Item 4 of this annual report. The Company has adopted a code of ethics, its Code of Business Conduct for Employees, that applies to its principal executive officer, principal financial officer, and controller, as well as all other employees of the Company. The Company also has adopted a code of ethics, its Director Code of Ethics, that applies to the members of the Company’s Board of Directors, including the Company’s principal executive officer. The Company’s Code of Business Conduct for Employees and the Director Code of Ethics can be found on the Company’s Investor Relations website at www.steris-ir.com.

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

Item 15. Exhibits and Financial Statement Schedule

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets – March 31, 2006 and 2005.

Consolidated Statements of Income – Years ended March 31, 2006, 2005, and 2004.

Consolidated Statements of Cash Flows – Years ended March 31, 2006, 2005, and 2004.

Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2006, 2005, and 2004.

Notes to Consolidated Financial Statements.

(a) (2) The following consolidated financial statement schedule of STERIS Corporation and subsidiaries is included in Item 8:

Schedule II – Valuation and Qualifying Accounts

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

10.1

Amended and Restated Non-Qualified Stock Option Plan (filed as Exhibit 10.1 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643) and incorporated herein by reference).*

10.2

STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 10.2 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643) and incorporated herein by reference).*

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

10.7	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

10.8	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for fiscal year ended March 31, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.9	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

10.10	STERIS Corporation Management Incentive Compensation Plan (as amended) (filed as Exhibit 10.2 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643) and incorporated herein by reference).*

10.11

STERIS Corporation Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643), and incorporated herein by reference).*

10.12

Change of Control Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.18 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).*

10.13

Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Mr. Vinney (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14

Employment Agreement between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.21 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).*

10.15

Executive Retention Agreement between STERIS Corporation and Dr. Burke (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2005 (Commission File No. 1-14643) and incorporated herein by reference).*

10.16

Amended and Restated Credit Agreement, dated March 29, 2004, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent, Joint Lead Arranger and Book Runner (filed as Exhibit 10.13 to Form 10-K filed for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.17

Amendment No. 1 dated March 22, 2005 to Amended and Restated Credit Agreement dated March 29, 2004, among STERIS Corporation, various financial institutions, and KeyBank National Association, as administrative agent for the lending institutions party thereto, and such institutions (filed as Exhibit 10.1 to Form 8-K dated March 22, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.18

Amendment No. 2 dated June 16, 2005 to Amended and Restated Credit Agreement dated March 29, 2004, among STERIS Corporation, KeyBank National Association, as administrative agent for the lending institutions party thereto and such institutions (filed as Exhibit 10.2 to Form 8-K dated June 21, 2005 (Commission File No. 1-14643) and incorporated herein by reference).

10.19

Note Purchase Agreement, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.20

Subsidiary Guaranty, dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.21

Guaranty Supplement dated March 29, 2004, by SterilTek Holdings, Inc. and STERIS Corporation (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.22

Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.23

Asset Purchase Agreement dated as of November 15, 2004, between Cosmed Group, Inc. and STERIS Corporation (filed as Exhibit 10.1 to Form 10-Q for the third quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

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
June 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

LES C. VINNEY, President and Chief Executive Officer, and Director; LAURIE BRLAS, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer); JOHN P. WAREHAM, Chairman of the Board of Directors; CYNTHIA L. FELDMANN, Director; STEPHEN R. HARDIS, Director; JACQUELINE KOSECOFF, Director; RAYMOND A. LANCASTER, Director; KEVIN M. MCMULLEN, Director; J.B. RICHEY, Director; MOHSEN M. SOHI, Director; LOYAL W. WILSON, Director, and MICHAEL B. WOOD, Director.

STERIS Corporation (Registrant)

/s/ MARK D. MCGINLEY
Mark D. McGinley
Attorney-in-Fact
June 12, 2006