Form 10-Q
period 2006-06-30
STERIS CORP
filed 2006-08-08
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of July 31, 2006: 64,831,051

STERIS Corporation

Form 10-Q

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,562	$72,732
Accounts receivable (net of allowances of $7,122 and $9,037, respectively)	203,670	242,002
Inventories, net	133,776	112,224
Current portion of deferred income taxes, net	13,254	13,021
Prepaid expenses and other current assets	36,317	20,336

Total current assets	466,579	460,315

Property, plant, and equipment, net	399,093	401,536
Goodwill and intangibles, net	330,053	326,529
Other assets	603	593

Total assets	$1,196,328	$1,188,973

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$1,551	$1,755
Accounts payable	68,334	87,057
Accrued income taxes	18,786	19,821
Accrued payroll and other related liabilities	43,502	50,496
Accrued expenses and other	68,850	75,017

Total current liabilities	201,023	234,146

Long-term indebtedness	188,140	114,480
Deferred income taxes, net	28,441	35,135
Other liabilities	74,753	74,385

Total liabilities	492,357	458,146

Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; issued and outstanding shares of 64,824 and 66,976, respectively	94,039	141,723
Retained earnings	608,883	596,878
Accumulated other comprehensive income (loss):
Minimum pension liability	(6,214)	(6,214)
Cumulative foreign currency translation adjustments	7,263	(1,560)

Total shareholders’ equity	703,971	730,827

Total liabilities and shareholders’ equity	$1,196,328	$1,188,973

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Revenues:
Product	$165,759	$169,146
Service	99,308	98,937

Total revenues	265,067	268,083

Cost of revenues:
Product	95,293	95,960
Service	56,399	56,547

Total cost of revenues	151,692	152,507

Gross profit	113,375	115,576

Operating expenses:
Selling, general, and administrative	78,414	81,232
Research and development	8,395	7,741
Restructuring expenses	1,105	—

Total operating expenses	87,914	88,973

Income from continuing operations	25,461	26,603

Non-operating expenses (income):
Interest expense	1,769	1,221
Interest and miscellaneous income	(679)	(1,927)

Total non-operating expenses (income), net	1,090	(706)

Income from continuing operations before income tax expense	24,371	27,309
Income tax expense	10,314	10,377

Net income from continuing operations	14,057	16,932

Discontinued operations:
Income from discontinued operations, net of tax	—	400
Gain on the sale of discontinued operations, net of tax	627	—

Net income	$14,684	$17,332

Basic earnings per common share:
Income from continuing operations	$0.21	$0.24
Income from discontinued operations	$0.01	$0.01

Net income	$0.22	$0.25

Diluted earnings per common share:
Income from continuing operations	$0.21	$0.24
Income from discontinued operations	$0.01	$0.01

Net income	$0.22	$0.25

Cash dividends declared per common share outstanding	$0.04	$0.04

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Operating activities:
Net income	$14,684	$17,332
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion, and amortization	14,884	13,893
Deferred income taxes	(7,159)	(341)
Share-based compensation	2,092	—
Tax benefit from stock options exercised	—	313
Gain on the sale of discontinued operations, net of tax	(627)	—
Other items	134	(385)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	40,438	42,805
Inventories, net	(20,280)	(7,484)
Other current assets	(18,759)	(2,563)
Accounts payable	(19,393)	(12,897)
Accruals and other, net	(12,691)	(6,621)
Assets of discontinued operations	—	7,691
Liabilities of discontinued operations	—	(10,326)

Net cash (used in) provided by operating activities	(6,677)	41,417

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(12,415)	(8,122)
Purchases of property, plant, equipment, and intangibles, net for discontinued operations	—	(22)
Proceeds from the sale of discontinued operations	2,927	—

Net cash used in investing activities	(9,488)	(8,144)

Financing activities:
Proceeds under credit facilities, net	73,660	21,600
Payments on long-term obligations and capital leases, net	(212)	(1,675)
Repurchases of common shares	(50,134)	(39,394)
Cash dividends paid to common shareholders	(2,679)	(2,767)
Deferred financing fees	—	(217)
Stock option and other equity transactions, net	195	1,603
Tax benefit from stock options exercised	163	—

Net cash provided by (used in) financing activities	20,993	(20,850)

Effect of exchange rate changes on cash and cash equivalents	2,002	(825)

Increase in cash and cash equivalents	6,830	11,598
Cash and cash equivalents at beginning of period	72,732	23,547

Cash and cash equivalents at end of period	$79,562	$35,145

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies

Throughout this document, references to “STERIS Corporation,” “STERIS,” or the “Company” are references to STERIS Corporation and its subsidiaries, except where a different meaning is clearly required by the context. The Company’s fiscal year ends on March 31. References to a particular “year” or “year-end” refer to the Company’s fiscal year.

Nature of Operations

The Company develops, manufactures, and/or markets equipment, consumables, and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental customers throughout the world. The Company operates in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services.

Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all material adjustments (including normal recurring accruals and adjustments) necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the periods presented.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on June 12, 2006. The Consolidated Balance Sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and, therefore, operating results for the three month period ended June 30, 2006 are not necessarily indicative of results that may be expected for the full fiscal year ending March 31, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Share-Based Compensation

The Company has granted nonqualified stock options to certain employees, providing the right to purchase the Company’s common shares at the market price on the date of grant, subject to the terms of option plans and agreements. Stock options granted generally become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and generally expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule whereby options vest on a prorated basis as defined by specific option agreements in the event of employment termination.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

Prior to April 1, 2006, the Company accounted for share-based compensation under the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and accordingly recognized no compensation expense when the exercise price equaled the market price of the stock on the date of grant.

On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123R requires the Company to estimate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

Under the modified prospective transition method, compensation cost recognized in the first quarter of fiscal 2007 includes (a) compensation cost for all share-based compensation granted, but not yet vested, as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based compensation granted on or subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company’s consolidated financial statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123R. Total share-based compensation expense for the first quarter of fiscal 2007 was $1,285, net of tax. The adoption of SFAS No.123R also required the classification of the tax benefit from the exercise of stock options for the three months ended June 30, 2006 of $163 as a financing activity rather than as an operating activity in the cash flow statement.

As a result of adopting SFAS No. 123R on April 1, 2006, the Company’s income from continuing operations before income taxes and net income for the three months ended June 30, 2006 were $2,092 and $1,285 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the three months ended June 30, 2006 were each $0.02 lower than if the Company had continued to account for share-based compensation under APB No. 25.

The following table contains pro forma disclosures regarding the effect on the Company’s net income, earnings per basic common share, and earnings per diluted common share for the three months ended June 30, 2005 had the Company applied a fair value method of accounting for share-based compensation in accordance with SFAS No. 123.

Three Months Ended June 30, 2005
Net income:
As reported	$17,332
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	1,476

Pro forma	$15,856

Earnings per common share:
Basic:
As reported	$0.25
Pro forma	0.23
Diluted:
As reported	0.25
Pro forma	0.23

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company adopted this statement as of April 1, 2006. The adoption of this statement did not have a material effect on the Company’s results of operations, financial condition or cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion No. 20 (“APB No. 20”), “Accounting Changes,” and Statement of Financial Accounting Standards No. 3 (“SFAS No. 3”), “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires companies to apply a retrospective application for reporting a change in accounting principle and differentiates a retrospective application from a restatement. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. The Company adopted this statement as of April 1, 2006. The adoption of this statement did not have, nor is it expected to have, a material effect on the Company’s results of operations, financial condition or cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s consolidated financial statements.

Significant Accounting Policies

A detailed description of the Company’s significant and critical accounting policies, estimates, and assumptions is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on June 12, 2006. The Company’s significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2006, other than the adoption of SFAS No. 123R as described above.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

2. Share-Based Compensation

Share-based compensation activity for the three months ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	5,706,874	$21.02
Granted	—	—
Exercised	(50,860)	14.60
Forfeited	(55,045)	25.04

Outstanding at June 30, 2006	5,600,969	$21.06	6.06	$10,080

Exercisable at June 30, 2006	4,364,451	$19.91	5.46	$12,854

The total intrinsic value of stock options exercised during the first quarters of fiscal 2007 and fiscal 2006 was $456 and $888, respectively. Net cash proceeds from the exercise of stock options were $743 and $1,450 for the first quarters of fiscal 2007 and fiscal 2006, respectively. An income tax benefit of $163 and $313 was realized from stock option exercises during the first quarters of fiscal 2007 and fiscal 2006, respectively.

No new stock options were granted during the first quarter of fiscal 2007. The weighted average grant date fair value of share-based compensation grants was $10.32 for the first quarter of fiscal 2006.

As of June 30, 2006, there was $13,213 of total unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted average period of 1.20 years.

3. Common Shares

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

	Three Months Ended June 30,
	2006	2005
	(shares in thousands)
Weighted average common shares outstanding - basic	66,197	69,127
Dilutive effect of common share equivalents	466	759

Weighted average common shares outstanding and common share equivalents - diluted	66,663	69,886

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per common share because the exercise prices were greater than the average market price for the common shares during the periods:

	Three Months Ended June 30,
	2006	2005
	(shares in thousands)
Number of common share options	3,066	1,396
Weighted average exercise price	$25.50	$28.56

4. Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States and other comprehensive income. Other comprehensive income considers the effects of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. The following table illustrates the components of the Company’s comprehensive income:

	Three Months Ended June 30,
	2006	2005
Net income	$14,684	$17,332
Foreign currency translation adjustments	8,823	(9,835)

Total comprehensive income	$23,507	$7,497

5. Restructuring

During the three months ended June 30, 2006, the Company recorded $1,105 in restructuring expenses related to the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico to improve the Company’s cost structure. The following is a summary of these restructuring expenses for the first quarter of fiscal 2007:

June 30, 2006
Asset impairment and accelerated depreciation	$705
Severance, payroll and other related costs	390
Other	10

Total restructuring charges	$1,105

These costs are associated with the Healthcare business segment. Since the inception of the restructuring plan, the Company has incurred restructuring expenses of $26,413, with restructuring expenses of $25,931 and $482 related to the Healthcare and Life Sciences segments, respectively, primarily related to the transfer of manufacturing operations to Monterrey, Mexico.

The Company anticipates incurring approximately an additional $16,900 in restructuring expenses over the next two fiscal years in connection with the transfer of the manufacturing operations. Restructuring expenses to be incurred include compensation and benefits, severance, accelerated depreciation and other expenses. The Company did not incur restructuring expenses during the first quarter of fiscal 2006.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

Restructuring expenses have been recognized as incurred as required under the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the property, plant and equipment associated with the Erie, Pennsylvania facility were assessed for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily relate to an adjustment to the carrying value and the estimated useful lives of the assets of the Erie facility to their estimated fair value.

The following table summarizes the Company’s liabilities related to restructuring activities:

	March 31, 2006	Fiscal 2007		June 30, 2006
		Provision	Payments
Severance and termination benefits	$1,941	$339	$(582)	$1,698
Lease termination obligation	135	—	(52)	83

Total	$2,076	$339	$(634)	$1,781

6. Depreciable Assets

Information related to the major categories of the Company’s depreciable assets is as follows:

	June 30, 2006	March 31, 2006
Land and land improvements (1)	$24,733	$24,611
Buildings and leasehold improvements	180,711	179,264
Machinery and equipment	256,566	259,820
Information systems	109,910	108,853
Radioisotope	126,126	125,008
Construction in progress (1)	36,508	31,554

Total property, plant, and equipment	734,554	729,110
Less: accumulated depreciation and depletion	(335,461)	(327,574)

Property, plant, and equipment, net	$399,093	$401,536

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

7. Inventories, Net

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

	June 30, 2006	March 31, 2006
Raw materials	$34,719	$32,121
Work in process	32,186	29,011
Finished goods	66,871	51,092

Inventories, net	$133,776	$112,224

8. Debt

Indebtedness was as follows:

	June 30, 2006	March 31, 2006
Private Placement	$100,000	$100,000
Credit facility	86,640	12,980
Other debt	3,051	3,255

Total	189,691	116,235
Less: current portion	1,551	1,755

Long-term portion	$188,140	$114,480

On June 16, 2005, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement (the “Credit Agreement”) dated March 29, 2004 with KeyBank National Association, as administrative agent for the lending institutions party thereto, and with such lending institutions for the Company’s revolving credit facility (“Facility”). Among other things, Amendment No. 2 modified the Credit Agreement to amend the Facility fee rates to a range from 0.10% to 0.20% of the total Facility commitment amount, extend the length of the Facility to June 15, 2010, increase the swing line commitment component of the Facility to $35,000, and relax certain covenants.

Additional information regarding the Company’s indebtedness is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on June 12, 2006.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

9. Additional Consolidated Balance Sheets Information

Additional information related to the Company’s Consolidated Balance Sheets is as follows:

	June 30, 2006	March 31, 2006
Accrued payroll and other related liabilities:
Compensation and related items	$12,581	$14,646
Accrued vacation	12,884	12,912
Accrued bonuses	3,116	3,542
Accrued employee commissions	4,645	9,474
Retirement benefit obligations-current portion	10,276	9,922

Total accrued payroll and other related liabilities	$43,502	$50,496

Accrued expenses and other:
Deferred revenues	$19,627	$19,408
Self-insured risk retention-GRIC	18,001	17,497
Accrued dealer commissions	5,857	6,067
Accrued warranty	5,896	7,226
Other	19,469	24,819

Total accrued expenses and other	$68,850	$75,017

Other liabilities:
Retirement benefit obligations-long-term portion	$74,753	$74,385

Total other liabilities	$74,753	$74,385

10. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three month periods ended June 30, 2006 and 2005 were 42.3% and 38.0%, respectively. The higher effective income tax rate for the three month period ended June 30, 2006 resulted principally from a discrete item adjustment to increase the Company’s income tax accruals.

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

11. Benefit Plans

The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards. In addition to providing pension benefits to certain employees, the Company sponsors an unfunded post-retirement medical benefit plan for two groups of United States employees comprised substantially of the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage. Additional information regarding the Company’s defined benefit pension plans and other post-retirement medical benefit plan is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on June 12, 2006.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

Components of the net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Three Months Ended June 30,	2006	2005	2006	2005	2006	2005
Service cost	$49	$222	$109	$153	$—	$272
Interest cost	693	646	80	82	1,168	1,134
Expected return on plan assets	(680)	(697)	(97)	(85)	—	—
Net amortization and deferral	67	209	—	—	231	438

Net periodic benefit cost	$129	$380	$92	$150	$1,399	$1,844

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. Liabilities for amounts in excess of these funding levels are included on the accompanying Consolidated Balance Sheets of the Company.

12. Contingencies

The Company may be involved in various patent, product liability, consumer, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” the Company records accruals for such contingencies to the extent that the Company concludes that their occurrence is both probable and estimable. The Company considers many factors in making these assessments, including the professional judgment of experienced members of management and the Company’s legal counsel. The Company has made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In the opinion of management, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Legal and other proceedings are inherently unpredictable and actual results could materially differ from the Company’s estimates. The Company records anticipated recoveries under applicable insurance contracts when assured of recovery.

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

13. Business Segment Information

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Operating income (loss) for each of the Company’s reportable business segments reflects the full allocation of all distribution, corporate, and research and development expenses to the reportable segments. These allocations are based upon variables such as segment headcount and revenues. The accounting policies for reportable segments are the same as those for the consolidated Company. Segment results for the three months ended June 30, 2005 exclude the freeze dryer product line, which has been presented as a discontinued operation, and reflect the reallocation of corporate overhead charges to all business segments. For the three months ended June 30, 2006, revenues from a single customer did not represent ten percent or more of any segment’s revenues. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on June 12, 2006.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

Financial information for each of the Company’s reportable business segments is presented in the following table:

	Three Months Ended June 30,
	2006	2005
Revenues:
Healthcare	$187,131	$185,760
Life Sciences	45,381	49,817
STERIS Isomedix Services	32,555	32,506

Total revenues	$265,067	$268,083

Operating income (loss):
Healthcare	$21,113	$22,554
Life Sciences	(1,313)	(2,156)
STERIS Isomedix Services	5,661	6,205

Total operating income	$25,461	$26,603

Financial information for each of the Company’s geographic areas is presented in the following table. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended June 30,
	2006	2005
Revenues:
United States	$210,962	$218,542
International	54,105	49,541

Total revenues	$265,067	$268,083

	June 30, 2006	March 31, 2006
Long-lived assets:
United States	$586,190	$589,384
International	143,559	139,274

Total long-lived assets	$729,749	$728,658

14. Repurchases of Common Shares

During the first three months of fiscal 2007, the Company repurchased 2,202,600 of its common shares for $50,134, representing an average price of $22.76 per common share. At June 30, 2006, 10,900 common shares remained authorized for repurchase and 5,215,197 common shares were held in treasury. See Note 19 for additional information regarding share repurchase authorizations.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

15. Financial and Other Guarantees

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

Changes in the Company’s warranty liability during the first three months of fiscal 2007 were as follows:

Balance, March 31, 2006	$7,226
Warranties issued during the period	905
Settlements made during the period	(2,235)

Balance, June 30, 2006	$5,896

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts generally range in terms from one to five years and require the Company to maintain and repair capital products over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for such deferred service revenue was $15,853 and $15,876 as of June 30, 2006 and March 31, 2006, respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

16. Foreign Currency Forward Contracts

The Company enters into forward contracts to hedge potential foreign currency gains and losses that arise from assets and liabilities denominated in foreign currencies, including inter-company transactions. The Company does not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized on the accompanying Consolidated Statements of Income within “Selling, general, and administrative expenses.” At June 30, 2006, the Company held foreign currency forward contracts to sell euro 15,400.

17. Business Acquisitions

Pursuant to the terms of the Share Purchase Agreement with respect to Hamo Holding AG (“Hamo”), the final settlement of certain working capital adjustments and the resolution of certain indemnification claims were made during the first quarter of fiscal 2006. Amounts received by the Company amounted to 2,150 Swiss francs (approximately $1,700) and are included in “Interest and miscellaneous income” on the Consolidated Statements of Income. Hamo was acquired by the Company during fiscal 2004.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

18. Business Dispositions

On October 31, 2005, the Company completed the sale of its freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). The transaction resulted in an after-tax gain to the Company of approximately $6.8 million ($0.6 million recognized in the first quarter of fiscal 2007 and $6.2 million recognized in fiscal 2006). The gain recognized is preliminary because the purchase price is subject to post-closing adjustments. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. Goodwill of $5.6 million was allocated to the freeze dryer product line in connection with its disposition. This product line is presented in the Company’s financial statements as a discontinued operation. All historical financial information for this product line has been classified as a discontinued operation. Segment results for the three months ended June 30, 2005 exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments. Revenues, income before income taxes, income tax expense, and net income generated by this discontinued operation prior to its disposition were as follows:

(dollars in thousands)	Three Months Ended June 30, 2005
Revenues	$8,615
Income before income taxes	646
Income tax expense	246

Income from discontinued operations	$400

19. Subsequent Events

Subsequent to June 30, 2006, foreign currency contracts to sell euro 15,400 matured. Subsequent to June 30, 2006, the Company entered into foreign currency forward contracts to sell euro 12,000 and buy Canadian dollars 3,000.

On July 27, 2006, the Company announced that its Board of Directors had declared a quarterly cash dividend in the amount of $0.04 per common share, payable on September 13, 2006, to shareholders of record as of August 16, 2006. The Board of Directors also authorized the Company to repurchase up to 3,000,000 of its common shares, replacing a previous authorization to repurchase up to 3,000,000 shares under which 10,900 shares remained.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of June 30, 2006, and the related consolidated statements of income and cash flows for the three month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated June 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

August 8, 2006

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Measures. In the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the Company, at times, may refer to financial measures that are not required to be presented in the consolidated financial statements under accounting principles generally accepted in the United States. The Company has used the following financial measures that are not required to be presented under accounting principles generally accepted in the United States in the context of this report: Backlog, debt to capital, and days sales outstanding. The Company defines these financial measures as follows:

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

In the following sections of MD&A, the Company, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the Securities and Exchange Commission. Non-GAAP financial measures used by the Company are as follows:

•	Free cash flow - is defined by the Company as net cash flows (used in) provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, which is also presented in the Consolidated Statements of Cash Flows. The Company uses this measure to gauge its ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table reconciles the calculations of the Company’s free cash flow for the three months ended June 30, 2006 and 2005:

(dollars in thousands)	Three Months Ended June 30,
	2006	2005
Net cash flows (used in) provided by operating activities	$(6,677)	$41,417
Purchases of property, plant, equipment and intangibles, net	(12,415)	(8,144)

Free cash flow	$(19,092)	$33,273

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

The Company has presented these financial measures because it believes that meaningful analysis of its financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered alternatives to measures required by accounting principles generally accepted in the United States. The Company’s calculations of these measures may differ from calculations of similar measures used by other companies.

Revenues - Defined. As required by Regulation S-X, the Company has presented separately on its Consolidated Statements of Income for each period presented, revenues generated as either product revenues or service revenues. In discussing revenues, the Company, at times, may refer to revenues in differing detail than that which is required by Regulation S-X. The terminology, definitions, and applications of terms that the Company uses to describe revenues may differ from terms used by other companies. The Company uses the following terms to describe revenues:

•	Revenues - The Company’s revenues are presented net of sales returns and allowances.

•	Product Revenues - Product revenues are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights, tables and ceiling management systems; and the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Service Revenues - Service revenues are defined by the Company as revenues generated from parts and labor associated with the maintenance, repair, and installation of capital equipment, as well as revenues generated from contract sterilization offered through the Company’s Isomedix Services segment.

•	Capital Revenues - Capital revenues, a subset of product revenues, are defined by the Company as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; and surgical lights, tables and ceiling management systems.

•	Consumable Revenues - Consumable revenues, a subset of product revenues, are defined by the Company as revenues generated from sales of the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Recurring Revenues - Recurring revenues are defined by the Company as consumable revenues and service revenues.

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

Beyond STERIS’s core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. Through STERIS’s Life Sciences segment, the Company is actively pursuing new opportunities to adapt its proven technologies to meet the needs of emerging applications such as defense, aerospace, and industrial decontamination.

On January 30, 2006, the Company announced that the manufacturing portion of its Erie, Pennsylvania operations will be transferred to Mexico to reduce production costs and improve the Company’s competitive position. Plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments also were approved.

During the first quarter of fiscal 2007, the Company incurred pre-tax expenses of $1.1 million, primarily related to accelerated depreciation of assets, compensation and severance and termination benefits related to the transfer of its Erie, Pennsylvania manufacturing operations to Monterrey, Mexico.

Fiscal 2007 first quarter revenues were $265.1 million compared to $268.1 million in the first quarter of fiscal 2006, representing a decrease of $3.0 million, or 1.1%, driven by a decline in revenues within the Company’s Life Sciences segment offset by marginal increases in revenues within the Company’s Healthcare and Isomedix Services segments. The Company’s gross margin percentage for the first quarter of fiscal 2007 was 42.8% compared to 43.1% in the first quarter of fiscal 2006, or a decline of 30 basis points, reflecting inflationary increases in labor, materials and freight costs offset by price increases and productivity gains.

Free cash flow was negative $19.1 million in the first quarter of fiscal 2007 compared to $33.3 million in the prior year first quarter. The fiscal 2007 first quarter negative free cash flow of $19.1 million was a result of working capital changes, including payments to the IRS of taxes previously recognized. The Company’s debt-to-capital ratio increased to 21.2% at June 30, 2006 from 13.7% at March 31, 2006 reflecting increased borrowings utilized to fund working capital changes and common share repurchases. During the fiscal 2007 first quarter, the Company repurchased approximately 2.2 million common shares at an average purchase price per share of $22.76. The Company also declared and paid quarterly cash dividends in the first quarter of fiscal 2007 of $0.04 per common share.

Additional information regarding the Company’s fiscal 2007 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability.

Accounting for Share-Based Compensation. On April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123R requires the Company to estimate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of income.

The Company’s consolidated financial statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123R. Total share-based compensation expense for the first quarter of fiscal 2007 was $2.1 million on a pre-tax basis, or $1.3 million and $0.02 per share, net of tax.

As of June 30, 2006, there was $13.2 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted average period of 1.20 years.

Additional information regarding the Company’s adoption of SFAS No. 123R is included in notes 1 and 2 to the consolidated financial statements.

Business Dispositions. On October 31, 2005, the Company completed the sale of its freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). The transaction resulted in an after-tax gain to the Company of approximately $6.8 million ($0.6 million recognized in the first quarter of fiscal 2007 and $6.2 million recognized in fiscal 2006). The gain recognized remains subject to adjustment as transaction costs are finalized. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. All historical financial information for this product line has been classified as a discontinued operation. Segment results for the three months ended June 30, 2005 exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments.

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the first quarter of fiscal 2007, the Company’s revenues were favorably impacted by $1.2 million, or 0.5%, and income before taxes was favorably impacted by $3.0 million, compared with the same period in fiscal 2006, as a result of foreign currency fluctuations.

Results of Operations. The following subsections provide information regarding the Company’s results of operations for the first quarter of fiscal 2007 compared with the same fiscal 2006 period.

Revenues. The following table contains information regarding the Company’s revenues for the three months ended June 30, 2006 and 2005:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change	Percent of Total Revenues
	2006	2005			2006	2005
Capital Revenues	$100,053	$102,976	$(2,923)	-2.8%	37.7%	38.4%
Consumable Revenues	65,706	66,170	(464)	-0.7%	24.8%	24.7%

Product Revenues	165,759	169,146	(3,387)	-2.0%	62.5%	63.1%

Service Revenues	99,308	98,937	371	0.4%	37.5%	36.9%

Total Revenues	$265,067	$268,083	$(3,016)	-1.1%	100.0%	100.0%

Service Revenues	$99,308	$98,937	$371	0.4%	37.5%	36.9%
Consumable Revenues	65,706	66,170	(464)	-0.7%	24.8%	24.7%

Recurring Revenues	165,014	165,107	(93)	-0.1%	62.3%	61.6%

Capital Revenues	100,053	102,976	(2,923)	-2.8%	37.7%	38.4%

Total Revenues	$265,067	$268,083	$(3,016)	-1.1%	100.0%	100.0%

United States	$210,962	$218,542	$(7,580)	-3.5%	79.6%	81.5%
International	54,105	49,541	4,564	9.2%	20.4%	18.5%

Total Revenues	$265,067	$268,083	$(3,016)	-1.1%	100.0%	100.0%

Revenues decreased $3.0 million, or 1.1%, to $265.1 million for the quarter ended June 30, 2006, as compared to $268.1 million for the comparable prior year quarter. As compared to the first quarter of fiscal 2006, recurring revenues remained relatively flat as a marginal increase in service revenues was offset by a decrease in consumable revenues of less than 1%. Capital revenues declined $2.9 million quarter-over-quarter primarily as a result of declines in revenues in the United States markets for both the Healthcare and Life Sciences segments, partially offset by increased revenues from International markets in the same segments.

International revenues increased $4.6 million, or 9.2%, to $54.1 million, for the quarter ended June 30, 2006, as compared to $49.5 million for the comparable prior year quarter. International revenues were positively impacted by capital equipment revenues growth within the international markets of both the Healthcare and Life Sciences segments with increases of 24.6% and 27.7% over the comparable prior year quarter, respectively. The strength in capital revenues was offset by a decline in international consumable revenues of 6.0%.

United States revenues decreased $7.6 million, or 3.5%, to $210.9 million, for the quarter ended June 30, 2006, as compared to $218.5 million for the comparable prior year quarter. The decline in United States revenues was driven by declines in capital revenue demand offset slightly by demand for the Company’s service offerings and consumables offerings within the Life Sciences segment.

Revenues are further discussed on a segment basis in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table contains information regarding the Company’s gross profit for the three months ended June 30, 2006 and 2005:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2006	2005
Gross Profit:
Product	$70,466	$73,186	$(2,720)	-3.7%
Service	42,909	42,390	519	1.2%

Total Gross Profit	$113,375	$115,576	$(2,201)	-1.9%

Gross Profit Percentage:
Product	42.5%	43.3%
Service	43.2%	42.8%

Total Gross Profit Percentage	42.8%	43.1%

Gross profit (margin) is impacted by the volume, pricing, and mix of sales of the Company’s products and services, as well as the costs associated with the products and services that are sold. Period-over-period, the Company’s gross margin decreased 30 basis points. Gross margins were negatively impacted by inflationary increases in labor, raw material, and freight costs. These increases were partially offset by the impact of price increases and productivity gains in the Company’s manufacturing facilities. Gross margins for the quarter ended June 30, 2006 included $0.2 million in share-based compensation expense as a result of the adoption of SFAS No. 123R.

Operating Expenses. The following table contains information regarding the Company’s operating expenses for the three months ended June 30, 2006 and 2005:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2006	2005
Operating Expenses:
Selling, General, and Administrative	$78,414	$81,232	$(2,818)	-3.5%
Research and Development	8,395	7,741	654	8.4%
Restructuring Expenses	1,105	—	1,105	NM

Total Operating Expenses	$87,914	$88,973	$(1,059)	-1.2%

NM - not meaningful

Significant components of total Selling, General, and Administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenue, SG&A decreased 70 basis points for the first quarter of fiscal 2007 compared with the same prior year period. SG&A in the first quarter of fiscal 2007 benefited from the impact of foreign currency fluctuations, lower professional fees, and a reduction in the provision for bad debts.

As a percentage of total revenues, research and development expenses were 3.2% and 2.9% for the three month periods ended June 30, 2006 and 2005, respectively. For the three month period ended June 30, 2006, research and development expenses increased 8.4% to $8.4 million compared with $7.7 million during the same prior year period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. The Company continues to focus research and development efforts on product development, product improvements, and the development of new technological innovations. Research and development efforts continue to be focused in the defense and industrial areas, sterile processing combination technologies, and the area of prions, or infectious proteins.

SG&A and research and development expenses for the quarter ended June 30, 2006 included $1.9 million in share-based compensation expense as a result of the adoption of SFAS No. 123R.

In the first quarter of fiscal 2007, the Company recorded $1.1 million in restructuring expenses related to the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico. The following is a summary of these restructuring expenses for the first quarter of fiscal 2007:

(dollars in thousands)	Three Months Ended June 30, 2006
Asset impairment and accelerated depreciation	$705
Severance, payroll and other related costs	390
Other	10

Total restructuring charges	$1,105

These costs are associated with the Healthcare business segment. The Company did not incur restructuring expenses in first quarter of fiscal 2006. Since the inception of the restructuring plan, the Company has incurred restructuring expenses of $26,413, with restructuring expenses of $25,931 and $482 related to the Healthcare and Life Sciences segments, respectively.

The Company anticipates incurring approximately an additional $16.9 million in restructuring expenses over the next two years in connection with the transfer of the manufacturing operations. Restructuring expenses to be incurred include compensation and benefits, severance, accelerated depreciation and other expenses.

Restructuring expenses have been recognized as incurred as required under the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the property, plant and equipment associated with the Erie, Pennsylvania facility were assessed for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily results from the reevaluation of the remaining useful lives of other property, plant and equipment associated with the Erie manufacturing operations based on the transfer plan.

The following table summarizes the Company’s liabilities related to restructuring activities:

(dollars in thousands)	March 31, 2006	Fiscal 2007		June 30, 2006
		Provision	Payments
Severance and termination benefits	$1,941	$339	$(582)	$1,698
Lease termination obligation	135	—	(52)	83

Total	$2,076	$339	$(634)	$1,781

Non-Operating Expense (Income), Net. The following table contains information regarding the Company’s non-operating expense, net for the three months ended June 30, 2006 and 2005:

(dollars in thousands)	Three Months Ended June 30,		Change
	2006	2005
Non-Operating Expense (Income), Net:
Interest Expense	$1,769	$1,221	$548
Interest and Miscellaneous Income	(679)	(1,927)	1,248

Non-Operating Expense (Income), Net	$1,090	$(706)	$1,796

Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income.

Interest expense increased $0.5 million during the first three months of fiscal 2007 compared with the same prior year period as a result of higher average debt levels and higher interest rates. Interest and other miscellaneous income decreased $1.2 million during the first three months of fiscal 2007 compared with the same prior year period. This decrease resulted primarily from the first quarter fiscal 2006 final settlement of $1.7 million reflecting certain working capital adjustments and the resolution of certain indemnification claims pursuant to the terms of the Share Purchase Agreement with respect to Hamo, which was acquired by the Company during fiscal 2004. Interest income increased $0.5 million during the first three months of fiscal 2007 compared with the same prior year period. This increase resulted from interest earned on higher cash balances in fiscal 2007.

Income Tax Expense. The following table contains information regarding the Company’s income tax expense and effective income tax rates for continuing operations for the three months ended June 30, 2006 and 2005:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change

	2006	2005
Income Tax Expense	$10,314	$10,377	$(63)	-0.6%
Effective Income Tax Rate	42.3%	38.0%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three month periods ended June 30, 2006 and 2005 were 42.3% and 38.0%, respectively. The higher effective income tax rate for the three month period ended June 30, 2006 resulted principally from a discrete item adjustment to increase the Company’s income tax accruals.

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

Business Segment Results of Operations. Segment results for the three months ended June 30, 2006 exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments. Information presented in the following tables and related discussion regarding segment revenues and operating results reflect these changes.

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on June 12, 2006. The following table contains information regarding business segment revenues for the three months ended June 30, 2006 and 2005:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2006	2005
Revenues:
Healthcare	$187,131	$185,760	$1,371	0.7%
Life Sciences	45,381	49,817	(4,436)	-8.9%
STERIS Isomedix Services	32,555	32,506	49	0.2%

Total Revenues	$265,067	$268,083	$(3,016)	-1.1%

Healthcare segment revenues represented 70.6% of total revenues for the first quarter of fiscal 2007 compared with 69.3% for the same prior year period. Healthcare revenues increased $1.4 million, or 0.7%, to $187.1 million for the quarter ended June 30, 2006, compared with $185.8 million for the first quarter of fiscal 2006. The increase in Healthcare revenues was driven by a 1.6% increase in capital revenues. Capital revenues reflect increases in the European and Asia Pacific markets offset by a decline in revenues generated in the United States, reflecting soft demand in U.S. hospital capital equipment sales, due primarily to fluctuating demand associated with new construction projects. Service revenues increased 2.7% attributable to the United States and European marketplaces. This growth offset a 2.3% decline in consumable revenues. At June 30, 2006, the Healthcare segment’s backlog amounted to $66.9 million, representing an increase of $4.9 million, or 7.9%, compared to the March 31, 2006 level and a decrease of $3.7 million, or 5.3%, compared to the June 30, 2005 level.

Life Sciences segment revenues represented 17.1% of total revenues for the first quarter of fiscal 2007 as compared to 18.6% for the comparable prior year quarter. Life Sciences revenues decreased $4.4 million, or 8.9%, to $45.4 million for the quarter ended June 30, 2006, as compared to $49.8 million for the first quarter of fiscal 2006. The reduction in Life Sciences revenues was driven by a 19.7% decrease in capital revenues, primarily in the United States market which decreased 35.2%. The decline was driven by the timing of in-process capital orders. Recurring revenues were relatively flat at $28.2 million for the quarter compared to $28.4 million in the first quarter of fiscal 2006. There was a decline of $1.2 million in service revenues in the European marketplace during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. At June 30, 2006, the Life Sciences segment’s backlog amounted to $48.7 million, representing increases of $6.2 million, or 14.6%, and $12.3 million, or 33.9%, compared to the March 31, 2006 and June 30, 2005 levels, respectively.

STERIS Isomedix Services segment revenues represented 12.3% of total revenues for the first quarter of fiscal 2007 as compared to 12.1% for the comparable prior year quarter. The segment’s revenues remained relatively flat at $32.6 million during the first quarter of fiscal 2007, as compared to $32.5 million during the comparable prior year quarter. Revenue comparisons in the segment were impacted by strong quarterly revenue in the first quarter of last year, which resulted from a short-term reduction in industry capacity.

The following table contains information regarding business segment operating income (loss) for the three months ended June 30, 2006 and 2005:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2006	2005
Operating Income (Loss):
Healthcare	$21,113	$22,554	$(1,441)	-6.4%
Life Sciences	(1,313)	(2,156)	843	NM
STERIS Isomedix Services	5,661	6,205	(544)	-8.8%

Total Operating Income	$25,461	$26,603	$(1,142)	-4.3%

NM - Not meaningful.

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

Healthcare segment operating income decreased $1.4 million, or 6.4%, to $21.1 million for the first quarter of fiscal 2007, as compared to $22.5 million for the comparable prior year quarter. Healthcare segment operating margins were 11.3% and 12.1% for the quarters ended June 30, 2006 and 2005, respectively. Contributing to the decline are expenses of $2.4 million, including $1.1 million classified as restructuring, associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico and share-based compensation expense of $1.5 million as a result of the adoption of SFAS No. 123R.

Life Sciences segment operating loss was $1.3 million and $2.2 million for the quarters ended June 30, 2006 and 2005, respectively. The improvement in operating performance reflects reductions in operating expenses. Operating results included share-based compensation expense of $0.4 million as a result of the adoption of SFAS No. 123R.

STERIS Isomedix Services segment operating income decreased $0.5 million, or 8.8%, to $5.7 million for the first quarter of fiscal 2007 as compared to $6.2 million for the comparable prior year period. The segment’s operating margins were 17.4% and 19.1% for the quarters ended June 30, 2006 and 2005, respectively. For the first quarter of fiscal 2007, the segment’s margins were negatively impacted by expenses related to the disposal of depleted materials to comply with regulatory standards. Operating results included share-based compensation expense of $0.2 million as a result of the adoption of SFAS No. 123R.

Liquidity and Capital Resources. The following table summarizes significant components of the Company’s cash flows for the three months ended June 30, 2006 and 2005:

Cash Flows

(dollars in thousands)	Three Months Ended June 30,
	2006	2005
Operating activities:
Net income	$14,684	$17,332
Non-cash items	9,324	13,480
Changes in assets and liabilities of discontinued operations	—	(2,635)
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(30,685)	13,240

Net cash (used in) provided by operating activities	$(6,677)	$41,417

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(12,415)	$(8,144)
Proceeds from the sale of discontinued operations	2,927	—

Net cash used in investing activities	$(9,488)	$(8,144)

Financing activities:
Proceeds (payments) under credit facilities, net	$73,660	$21,600
Payments on long-term obligations and capital leases, net	(212)	(1,675)
Repurchases of common shares	(50,134)	(39,394)
Cash dividends paid to common shareholders	(2,679)	(2,767)
Deferred financing fees	—	(217)
Stock option and other equity transactions, net	358	1,603

Net cash provided by (used in) financing activities	$20,993	$(20,850)

Debt-to-capital ratio	21.2%	15.1%

Free cash flow	$(19,092)	$33,273

Net Cash Provided by Operating Activities. Net cash used in operating activities was $6.7 million for the first three months of fiscal 2007 compared with net cash provided by operating activities of $41.4 million for the first three months of fiscal 2006. Operating cash flows were derived as follows:

•	Non-cash items- Non-cash items were $9.3 million for the first three months of fiscal 2007 compared with $13.5 million for the first three months of fiscal 2006. Non-cash items include depreciation, depletion, and amortization, changes in deferred income taxes, share-based compensation expense and other items. The most significant components of non-cash items were depreciation, depletion, and amortization and deferred taxes. Depreciation, depletion, and amortization amounted to $14.9 million and $13.9 million for the first three months of fiscal 2007 and 2006, respectively. The $1.0 million increase in depreciation, depletion, and amortization, period-over-period, was primarily the result of accelerated depreciation of certain assets driven by the plan to transfer manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico. Deferred tax benefits increased from $0.3 million to $7.2 million period over period due to the timing of recognition and settlements.

•	Working Capital- Excluding the impact of foreign currency translation adjustments, changes to the Company’s working capital amounted to a negative $30.7 million and a positive $13.2 million during the first quarters of fiscal 2007 and fiscal 2006, respectively. Information regarding significant components of the Company’s fiscal 2007 first quarter working capital change is as follows (excluding the impact of foreign currency translation adjustments):

•	Accounts receivable, net- Accounts receivable, net decreased $40.4 million during the first three months of fiscal 2007. Accounts receivable balances are influenced by seasonality and the timing of revenues and customer collections. Accounts receivable days sales outstanding decreased to 64 days at June 30, 2006, from 76 days at March 31, 2006. The decrease in the balance of accounts receivable and DSOs from the March 31, 2006 level is reflective of lower revenues in the first quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006 and improvements in collections.

•	Inventories, net- Inventories, net increased $20.3 million during the first three months of fiscal 2007. The increase reflects a higher level of inventory related to surgical products as a result of increased demand for the C-max surgical table in the United States and internationally. The Company has established targeted inventory production levels at certain manufacturing facilities in anticipation of second quarter customer demand levels, particularly related to Life Sciences capital products as reflected in the June 30, 2006 backlog level.

•	Other current assets- Other current assets increased $18.8 million during the first three months of fiscal 2007. The increase was driven by a portion of the tax payment that remains on deposit with the IRS.

•	Accounts payable, net- Accounts payable, net decreased $19.4 million during the first three months of fiscal 2007 due primarily to varying payment due dates of accounts payable obligations and the Company’s cash management strategies.

•	Accruals and other, net- Accruals and other, net decreased $12.7 million during the first three months of fiscal 2007. The fluctuation of accruals and other, net is driven primarily by the timing of accruals and payments under the Company’s incentive compensation programs. Accruals under various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under several compensation programs. Fluctuations in deferred revenues also contribute to an increase or decrease in accruals and other, net.

•	Discontinued operations- The working capital of discontinued operations decreased $2.6 million in the three month period ended June 30, 2005.

Net Cash Used In Investing Activities- Cash flows used in investing activities amounted to $9.5 million for the first three months of fiscal 2007 compared with $8.1 million for the first three months of fiscal 2006. Information regarding significant components of the Company’s investing cash flows for the first three months of fiscal 2007 and 2006 is as follows:

•	Purchases of property, plant, equipment, and intangibles, net- During the first three months of fiscal 2007, the Company’s capital expenditures amounted to $12.4 million compared with $8.1 million during the same prior year period. Increased capital spending levels during the first three months of fiscal 2007 resulted primarily from material purchases for STERIS Isomedix Services and the timing of information technology projects. In addition, capital spending included a license to distribute an instrument tracking solution in North America.

•	Proceeds from the sale of discontinued operations- During the first three months of fiscal 2007, additional proceeds of $2.9 million were received related to the freeze dryer business sold during fiscal 2006.

Net Cash Used In Financing Activities- Net cash provided by financing activities amounted to $21.0 million for the first three months of fiscal 2007 compared with net cash used by financing activities of $20.9 million for the first three months of fiscal 2006. Information regarding the significant components of the Company’s financing cash flows for the periods presented follows:

•	Net proceeds (payments) under credit facilities- Net proceeds from borrowings under credit facilities were $73.7 million in the first three months of fiscal 2007. Proceeds were used to fund share repurchases and working capital changes.

•	Repurchases of common shares- During the first three months of fiscal 2007, the Company repurchased 2,202,600 of its common shares at an average purchase price of $22.76 per common share compared with the repurchase of 1,623,300 of its common shares at an average purchase price of $24.27 per common share during the first three months of fiscal 2006.

•	Cash dividends paid to common shareholders- During the first three months of fiscal 2007, the Company paid cash dividends totaling $0.04 per outstanding common share to common shareholders of record on May 17, 2006. During the first three months of fiscal 2006, the Company paid cash dividends totaling $0.04 per outstanding common share to common shareholders of record on May 31, 2005. Total cash dividends paid during the first three months of fiscal 2007 and fiscal 2006 amounted to $2.7 million and $2.8 million, respectively.

•	Stock option and other equity transactions, net- Cash flows from stock option and other equity transactions, net are primarily derived from the issuance of the Company’s common shares under various employee stock compensation programs. During the first three months of fiscal 2007 and 2006, cash proceeds from the issuance of common shares under these programs totaled $0.7 million and $1.5 million, respectively.

Sources of Credit and Contractual and Commercial Commitments. Information regarding the Company’s sources of credit and contractual and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on June 12, 2006. The Company’s

commercial commitments are approximately $37.1 million at June 30, 2006 reflecting a net increase of $5.9 million in surety bonds and other commercial commitments from March 31, 2006. The Company’s contractual commitments have not changed materially from March 31, 2006. The maximum aggregate borrowing limits under the revolving credit facility (“Facility”) described below have not changed since March 31, 2006. At June 30, 2006, the maximum amount available under this Facility was $169.2 million. The maximum aggregate borrowing limit of $275.0 million under the Facility is reduced by outstanding amounts and letters of credit issued under a sub-limit within the Facility. At June 30, 2006, these amounts totaled $86.6 million and $19.2 million, respectively.

On June 16, 2005, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement (the “Credit Agreement”) dated March 29, 2004 with KeyBank National Association, as administrative agent for the lending institutions party thereto, and with such lending institutions for the Facility. Among other things, Amendment No. 2 modified the Credit Agreement to amend the Facility fee rates to a range from 0.10% to 0.20% of the total Facility commitment amount, extend the length of the Facility to June 15, 2010, increase the swing line commitment component of the Facility to $35.0 million, and relax certain covenants.

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

Critical Accounting Policies, Estimates, and Assumptions. The Company adopted SFAS No. 123R effective April 1, 2006, utilizing the “modified prospective” method as described in the standard. Under the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognized $2.1 million in total share-based compensation expense during the first quarter of 2007. Total unvested share-based compensation expense was $13.2 million at June 30, 2006 and had a total weighted average remaining term of 1.20 years. See Note 2 for more information on share-based compensation.

Information related to the Company’s critical accounting policies, estimates, and assumptions is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on June 12, 2006. The Company’s critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2006, other than the adoption of SFAS No. 123R as described above.

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

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the first quarter of fiscal 2007, the Company’s revenues were favorably impacted by $1.2 million, or 0.5%, and income before income taxes was favorably impacted by $3.0 million compared with the same period in fiscal 2006 as a result of foreign currency fluctuations. The Company cannot predict future changes in foreign currency exchange rates or the effect they will have on the Company’s operations.

Forward-Looking Statements. This document may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, results, or value, (d) the potential of international unrest, (e) effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services, (g) the possibility that cost savings may not be achieved, (h) the possibility that anticipated cost savings may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental or other issues or risks associated with the Company’s expansion, transfer or other initiatives may adversely impact Company performance, results, or value, and (i) those risks described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on June 12, 2006, under Item 1A, “Risk Factors.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and the Company’s management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on June 12, 2006. The Company’s exposures to market risks have not changed materially since March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of Company management, the CEO and CFO concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company believes there have been no material recent developments concerning the Company’s legal proceedings since March 31, 2006 and no new material pending legal proceedings required to be reported.

ITEM 1A. RISK FACTORS

The Company believes there have been no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the Securities and Exchange Commission on June 12, 2006, that would materially affect its business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2007, the Company repurchased 2,202,600 of its common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on January 25, 2006. This common share repurchase authorization replaced the common share repurchase authorization of July 28, 2004. As of March 31, 2006, 786,500 shares had been purchased pursuant to the January 25, 2006 authorization. The following table summarizes the common shares repurchased during the first quarter of fiscal 2007 under the Company’s common share repurchase program:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1-30	—	—	—	2,213,500
May 1-31	1,416,600	$22.84	1,416,600	796,900
June 1-30	786,000	$22.62	786,000	10,900

Total	2,202,600	$22.76	2,202,600	10,900

(1)	On January 25, 2006, the Company’s Board of Directors authorized the purchase of up to three million of its common shares, replacing the existing authorization that was approved on July 28, 2004. At the time of the replacement, 2,851,675 shares had been purchased under the prior authorization. On July 27, 2006, the Company’s Board of Directors authorized the purchase of up to three million of its common shares, replacing the common share repurchase authorization of January 25, 2006 under which 10,900 shares remained. This common share repurchase authorization does not have a stated maturity date.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ LAURIE BRLAS
Laurie Brlas
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) August 8, 2006

EXHIBIT INDEX

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