Form 10-Q
period 2006-09-30
STERIS CORP
filed 2006-11-07
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of common shares outstanding as of October 31, 2006: 64,625,708

STERIS Corporation

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,907	$72,732
Accounts receivable (net of allowances of $8,217 and $9,037, respectively)	201,497	242,002
Inventories, net	140,955	112,224
Current portion of deferred income taxes, net	13,232	13,021
Prepaid expenses and other current assets	36,995	20,336

Total current assets	437,586	460,315

Property, plant, and equipment, net	393,320	401,536
Goodwill and intangibles, net	333,068	326,529
Other assets	529	593

Total assets	$1,164,503	$1,188,973

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$1,402	$1,755
Accounts payable	66,559	87,057
Accrued income taxes	9,872	19,821
Accrued payroll and other related liabilities	46,711	50,496
Accrued expenses and other	72,506	75,017

Total current liabilities	197,050	234,146

Long-term indebtedness	147,035	114,480
Deferred income taxes, net	28,633	35,135
Long-term portion of retirement benefit obligations	74,983	74,385

Total liabilities	447,701	458,146

Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; issued and outstanding shares of 64,624 and 66,976, respectively	90,308	141,723
Retained earnings	622,650	596,878
Accumulated other comprehensive (loss) income:
Minimum pension liability	(6,214)	(6,214)
Cumulative foreign currency translation adjustment	10,058	(1,560)

Total shareholders’ equity	716,802	730,827

Total liabilities and shareholders’ equity	$1,164,503	$1,188,973

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Product	$179,375	$174,846	$345,134	$343,992
Service	104,161	98,590	203,469	197,527

Total revenues	283,536	273,436	548,603	541,519

Cost of revenues:
Product	106,347	103,425	201,640	199,385
Service	58,428	56,828	114,827	113,375

Total cost of revenues	164,775	160,253	316,467	312,760
Gross profit	118,761	113,183	232,136	228,759

Operating expenses:
Selling, general, and administrative	82,786	78,648	161,200	159,880
Research and development	8,283	9,096	16,678	16,837
Restructuring expenses	1,158	—	2,263	—

Total operating expenses	92,227	87,744	180,141	176,717

Income from continuing operations	26,534	25,439	51,995	52,042

Non-operating expenses (income):
Interest expense	2,376	1,303	4,145	2,524
Interest and miscellaneous income	(801)	(365)	(1,480)	(2,292)

Total non-operating expense, net	1,575	938	2,665	232

Income from continuing operations before income tax expense	24,959	24,501	49,330	51,810
Income tax expense	8,599	9,096	18,913	19,473

Net income from continuing operations	16,360	15,405	30,417	32,337

Discontinued operations:
Income from discontinued operations, net of tax	—	1,010	—	1,410
Gain on the sale of discontinued operations, net of tax	—	—	627	—

Net income	$16,360	$16,415	$31,044	$33,747

Basic earnings per common share:
Income from continuing operations, net of tax	$0.25	$0.23	$0.46	$0.47
Income from discontinued operations, net of tax	$—	$0.01	$0.01	$0.02

Net income	$0.25	$0.24	$0.47	$0.49

Diluted earnings per common share:
Income from continuing operations, net of tax	$0.25	$0.23	$0.46	$0.47
Income from discontinued operations, net of tax	$—	$0.01	$0.01	$0.02

Net income	$0.25	$0.24	$0.47	$0.49

Cash dividends declared per common share outstanding	$0.04	$0.04	$0.08	$0.08

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2006	2005
Operating activities:
Net income	$31,044	$33,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	29,677	28,432
Deferred income taxes	(7,158)	(285)
Share based compensation	5,785	—
Tax benefit from stock options exercised	—	1,173
Gain on the sale of discontinued operations, net of tax	(627)	—
Other items	856	(1,113)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	43,568	41,554
Inventories, net	(27,123)	(13,352)
Other current assets	(19,382)	(2,385)
Accounts payable	(21,287)	(6,202)
Accruals and other, net	(17,093)	5,913
Assets of discontinued operations	—	10,139
Liabilities of discontinued operations	—	(11,970)

Net cash provided by operating activities	18,260	85,651

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(21,419)	(22,665)
Purchases of property, plant, equipment, and intangibles, net for discontinued operations	—	(72)
Investments in businesses, net of cash acquired	—	(1,504)
Proceeds from the sale of discontinued operations	2,927	—

Net cash used in investing activities	(18,492)	(24,241)

Financing activities:
Proceeds under credit facilities, net	32,555	1,700
Payments on long-term obligations and capital leases, net	(361)	(1,932)
Repurchases of common shares	(59,628)	(39,394)
Cash dividends paid to common shareholders	(5,272)	(5,494)
Deferred financing fees	—	(217)
Stock option and other equity transactions, net	1,825	5,992
Tax benefit from stock options exercised	551	—

Net cash used in financing activities	(30,330)	(39,345)

Effect of exchange rate changes on cash and cash equivalents	2,737	(530)

(Decrease) increase in cash and cash equivalents	(27,825)	21,535
Cash and cash equivalents at beginning of period	72,732	23,547

Cash and cash equivalents at end of period	$44,907	$45,082

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2006 and 2005

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on June 12, 2006. The Consolidated Balance Sheet at March 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and, therefore, operating results for the three and six month periods ended September 30, 2006 are not necessarily indicative of results that may be expected for the full fiscal year ending March 31, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

Share-Based Compensation

On April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” and elected to use the modified prospective transition method (see Note 2).

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R),” requiring public companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans and requiring the use of a measurement date that corresponds to the plan sponsor’s year end. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The measurement date provision of SFAS No. 158 is effective for fiscal years beginning after December 15, 2008. The Company currently measures plan assets and benefit obligations of its defined benefit pension and postretirement benefit plans as of its fiscal year-end balance sheet date. The Company will adopt the recognition and disclosure provisions of SFAS No. 158 as of March 31, 2007, as required. Management is currently evaluating the requirements of SFAS No. 158 and has not yet determined the impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” providing enhanced guidance on the use of fair value to measure assets and liabilities. SFAS No. 157 also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard does not expand the use of fair value, but applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 as of April 1, 2008, as required. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” providing interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company will adopt SAB 108 as of April 1, 2007, as required. Management is currently evaluating the requirements of SAB 108 and has not yet determined the impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. If it is not more-likely-than-not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

tax positions be recognized in accordance with applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The change in net assets as a result of applying this interpretation will be considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings or goodwill, if allowed under existing accounting standards, in the period of transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of April 1, 2007, as required. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s consolidated financial statements.

Significant Accounting Policies

A detailed description of the Company’s significant and critical accounting policies, estimates, and assumptions is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006. The Company’s significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2006, other than the adoption of SFAS No. 123R as described above.

2. Share-Based Compensation

Under the Company’s long-term incentive plan, up to 6,600,000 shares of common stock have been made available for grant at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, and restricted share units. Stock options provide the right to purchase the Company’s common shares at the market price on the date of grant, subject to the terms of option plans and agreements. Stock options granted generally become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and generally expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule whereby options vest on a prorated basis as defined by specific option agreements in the event of employment termination. Restricted shares and restricted share units cliff vest over an approximately three-year period. As of September 30, 2006, 6,096,325 shares remain available for grant under the long-term incentive plan.

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

On April 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. SFAS No. 123R requires the Company to estimate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

Under the modified prospective transition method, compensation cost recognized in the first six months of fiscal 2007 includes (a) compensation cost for all share-based compensation granted, but not yet vested, as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based compensation granted on or subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company’s consolidated financial statements as of and for the three and six month periods ended September 30, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123R.

The adoption of SFAS No. 123R on April 1, 2006 reduced the Company’s income from continuing operations before income taxes for the second quarter and first half of fiscal 2007 by $3,693 and $5,785, respectively, and reduced net income for the second quarter and first half of fiscal 2007 by $2,268 ($0.03 per basic and diluted share) and $3,553 ($0.05 per basic and diluted share), respectively. The adoption of SFAS No.123R also required the classification of the tax benefit from the exercise of stock options for the six months ended September 30, 2006 of $551 as a financing activity in the cash flow statement, rather than as an operating activity, as previously required. For the six months ended September 30, 2005, the tax benefit from the exercise of stock options recorded as an operating activity in the cash flow statement was $1,173.

The effect of the adoption of SFAS No. 123R on the first half of fiscal 2007 results is not indicative of the effect on the second half of fiscal 2007, as approximately $1,784 of the first half stock compensation was attributable to the accelerated recognition of expense for certain employees that are or will become eligible for retirement during the vesting period.

The following table contains pro forma disclosures regarding the effect on the Company’s net income, earnings per basic common share, and earnings per diluted common share for the second quarter and first half of fiscal 2006 had the Company applied a fair value method of accounting for share-based compensation in accordance with SFAS No. 123.

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income:
As reported	$16,415	$33,747
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	1,398	2,874

Pro forma	$15,017	$30,873

Earnings per common share:
Basic:
As reported	$0.24	$0.49
Pro forma	0.22	0.45
Diluted:
As reported	$0.24	$0.49
Pro forma	0.22	0.44

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

For the purpose of computing pro forma net income, the fair value of option grants was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in the Company’s option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.

The following weighted-average assumptions were used for all options granted during the first half of fiscal 2007 and fiscal 2006:

	SFAS No. 123R Expense Fiscal 2007	SFAS No. 123 Pro forma Fiscal 2006
Risk-free interest rate	4.73%	3.95% - 4.40%
Expected life of options	6 years	5 years
Expected dividend yield of stock	0.65%	0.58% - 0.66%
Expected volatility of stock	34.29%	45.00%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents the Company’s best estimate of expected future dividend yield. The expected volatility of stock is derived by referring to the Company’s historical stock prices over a timeframe similar to that of the expected life of the grant. The Company has applied an estimated forfeiture rate of 2.2 percent. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from the expected rate, the Company may be required to make additional adjustments to compensation expense in future periods. The expected life and expected forfeiture rate used for options granted in fiscal 2007 to the Company’s Chief Executive Officer (“CEO”) were adjusted based on the terms of the employment agreement between the Company and the CEO entered into in September 2006.

Stock option activity for the first half of fiscal 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	5,706,874	$21.02
Granted	415,725	24.72
Exercised	(159,662)	14.78
Forfeited	(61,332)	25.02

Outstanding at September 30, 2006	5,901,605	$21.07	6.09	$126,459

Exercisable at September 30, 2006	4,282,083	$20.02	5.15	$85,708

The total intrinsic value of stock options exercised during the first half of fiscal 2007 and fiscal 2006 was $1,464 and $3,151, respectively. Net cash proceeds from the exercise of stock options were $2,381 and $5,983 for the first half of fiscal 2007 and fiscal 2006, respectively. An income tax benefit of $551 and $1,173 was realized from stock option exercises during the first half of fiscal 2007 and fiscal 2006, respectively.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

The weighted average grant date fair value of share-based compensation grants was $9.75 and $10.57 for the first half of fiscal 2007 and fiscal 2006, respectively. The weighted average grant date fair value of share-based compensation granted to the CEO was adjusted based on the terms of the employment agreement between the Company and the CEO entered into in September 2006.

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the first half of fiscal 2007 is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2006	2,200	—	$27.20
Granted	67,100	20,850	23.17
Vested	(1,470)	—	27.20
Canceled	—	—	—

Nonvested at September 30, 2006	67,830	20,850	$23.20

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and are estimated to cliff vest over an approximately three-year period based upon the terms of the grants. The total intrinsic value of restricted shares that vested during the first half of fiscal 2007 was $34.

As of September 30, 2006, there was $14,763 of total unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s share-based compensation plans. The cost is expected to be recognized over a weighted average period of 1.21 years.

3. Common Shares

Basic earnings per common share are calculated based upon the weighted average number of common shares outstanding. Diluted earnings per common share are calculated based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. The following is a summary of common shares and common share equivalents outstanding used in the calculations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(shares in thousands)
Weighted average common shares outstanding - basic	65,567	68,196	65,882	68,661
Dilutive effect of common share equivalents	552	783	509	771

Weighted average common shares outstanding and common share equivalents - diluted	66,119	68,979	66,391	69,432

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per common share because the exercise prices were greater than the average market price for the common shares during the periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(shares in thousands)
Number of common share options	2,169	1,495	2,124	1,495
Weighted average exercise price	$26.75	$28.44	$26.80	$28.44

4. Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under U.S. GAAP and other comprehensive income. Other comprehensive income considers the effects of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. The following table illustrates the components of the Company’s comprehensive income:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income	$16,360	$16,415	$31,044	$33,747
Foreign currency translation adjustments	2,795	(420)	11,618	(10,273)

Total comprehensive income	$19,155	$15,995	$42,662	$23,474

5. Restructuring

During the three and six months ended September 30, 2006, the Company recorded $1,158 and $2,263, respectively, in restructuring expenses related to the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico to improve the Company’s cost structure. The following is a summary of these restructuring expenses for the second quarter and first half of fiscal 2007:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Asset impairment and accelerated depreciation	$564	$1,269
Severance, payroll and other related costs	589	979
Other	5	15

Total restructuring charges	$1,158	$2,263

These costs are associated with the Healthcare business segment. Since the inception of the restructuring plan, the Company has incurred restructuring expenses of $27,571, with restructuring expenses of $27,089 and $482 related to the Healthcare and Life Sciences segments, respectively. These charges primarily related to the transfer of manufacturing operations to Monterrey, Mexico.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

The Company anticipates incurring approximately an additional $15,700 in restructuring expenses during the remainder of fiscal 2007 and fiscal 2008 in connection with the transfer of the manufacturing operations. Restructuring expenses to be incurred include compensation and benefits, severance, accelerated depreciation and other expenses. The Company did not incur restructuring expenses during the first half of fiscal 2006.

Restructuring expenses have been recognized as incurred as required under the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the property, plant and equipment associated with the Erie, Pennsylvania facility were assessed for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily relate to adjustments to the carrying value and the estimated useful lives of the assets of the Erie facility to reflect their estimated fair value.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The following table summarizes the Company’s liabilities related to restructuring activities:

	March 31, 2006	Fiscal 2007		September 30, 2006
		Provision	Payments
Severance and termination benefits	$1,941	$923	$(1,385)	$1,479
Lease termination obligation	135	—	(74)	61

Total	$2,076	$923	$(1,459)	$1,540

6. Depreciable Assets

Information related to the major categories of the Company’s depreciable assets is as follows:

	September 30, 2006	March 31, 2006
Land and land improvements (1)	$25,458	$24,611
Buildings and leasehold improvements	181,583	179,264
Machinery and equipment	262,956	259,820
Information systems	110,642	108,853
Radioisotope	128,260	125,008
Construction in progress (1)	33,065	31,554

Total property, plant, and equipment	741,964	729,110
Less: accumulated depreciation and depletion	(348,644)	(327,574)

Property, plant, and equipment, net	$393,320	$401,536

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

7. Inventories, Net

Inventories, net are stated at the lower of cost or market. The Company uses the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final fiscal year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	September 30, 2006	March 31, 2006
Raw materials	$35,344	$32,121
Work in process	31,324	29,011
Finished goods	74,287	51,092

Inventories, net	$140,955	$112,224

8. Debt

Indebtedness was as follows:

	September 30, 2006	March 31, 2006
Private Placement	$100,000	$100,000
Credit facility	45,535	12,980
Other debt	2,902	3,255

Total	148,437	116,235
Less: current portion	1,402	1,755

Long-term portion	$147,035	$114,480

Additional information regarding the Company’s indebtedness is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

9. Additional Consolidated Balance Sheets Information

Additional information related to the Company’s Consolidated Balance Sheets is as follows:

	September 30, 2006	March 31, 2006
Accrued payroll and other related liabilities:
Compensation and related items	$16,749	$14,646
Accrued vacation	11,646	12,912
Accrued bonuses	4,939	3,542
Accrued employee commissions	6,359	9,474
Retirement benefit obligations-current portion	7,018	9,922

Total accrued payroll and other related liabilities	$46,711	$50,496

Accrued expenses and other:
Deferred revenues	$21,274	$19,408
Self-insured risk retention-GRIC	17,629	16,090
Other self-insured risks	930	1,407
Accrued dealer commissions	5,709	6,067
Accrued warranty	5,725	7,226
Other	21,239	24,819

Total accrued expenses and other	$72,506	$75,017

10. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three month periods ended September 30, 2006 and 2005 were 34.5% and 37.1%, respectively. For the six month periods ended September 30, 2006 and 2005, the effective income tax rates for continuing operations were 38.3% and 37.6%, respectively. The lower effective income tax rate for the three month period ended September 30, 2006 resulted principally from discrete item adjustments to recognize additional deferred tax assets related to foreign tax credits.

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

11. Benefit Plans

The Company provides defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards, including two United States defined benefit pension plans. In addition to providing pension benefits to certain employees, the Company sponsors an unfunded post-retirement medical benefit plan for two groups of United States employees comprised substantially of the same employees who receive pension benefits under the

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage. Additional information regarding the Company’s defined benefit pension plans and other post-retirement medical benefit plan is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006.

During the fourth quarter of fiscal 2006, the Company recorded curtailment and special termination benefit losses associated with the restructuring plan to transfer certain manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico. Fiscal 2007 net periodic benefit costs are reduced as a result of the recognition of these losses.

Components of the net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Three Months Ended September 30,	2006	2005	2006	2005	2006	2005
Service cost	$49	$222	$109	$227	$—	$272
Interest cost	693	646	80	120	1,168	1,134
Expected return on plan assets	(680)	(697)	(97)	(125)	—	—
Net amortization and deferral	67	209	—	—	231	438

Net periodic benefit cost	$129	$380	$92	$222	$1,399	$1,844

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Six Months Ended September 30,	2006	2005	2006	2005	2006	2005
Service cost	$98	$444	$219	$380	$—	$544
Interest cost	1,385	1,292	160	202	2,337	2,268
Expected return on plan assets	(1,360)	(1,394)	(194)	(210)	—	—
Net amortization and deferral	134	418	—	—	461	876

Net periodic benefit cost	$257	$760	$185	$372	$2,798	$3,688

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In September 2006, the Company contributed $3,125 to its defined benefit pension plans. Liabilities for amounts in excess of these funding levels are included on the accompanying Consolidated Balance Sheets of the Company.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

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

The Food & Drug Administration (“FDA”) and the United States Department of Justice are continuing to conduct an investigation involving the Company’s SYSTEM 1® sterile processing system. The Company received requests for documents in connection with the investigation. The Company has been responding to these requests and has been cooperating with the government agencies regarding this matter. There can be no assurance that the ultimate outcome of the investigation will not result in an action by the government agencies or that the government agencies will not initiate administrative proceedings, civil proceedings or criminal proceedings, or any combination thereof, against the Company.

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

13. Business Segment Information

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Operating income (loss) for each of the Company’s reportable business segments reflects the full allocation of all distribution, corporate, and research and development expenses to the reportable segments. These allocations are based upon variables such as segment headcount and revenues. The accounting policies for reportable segments are the same as those for the consolidated Company. Segment results for the three and six months ended September 30, 2005 exclude the freeze dryer product line, which has been presented as a discontinued operation, and reflect the reallocation of corporate overhead charges to all business segments. The freeze dryer product line was previously included in the Life Sciences business segment. For the three and six months ended September 30, 2006, revenues from a single customer did not represent ten percent or more of any segment’s revenues. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

Financial information for each of the Company’s reportable business segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Healthcare	$197,094	$193,995	$384,225	$379,755
Life Sciences	52,951	47,441	98,332	97,258
STERIS Isomedix Services	33,491	32,000	66,046	64,506

Total revenues	$283,536	$273,436	$548,603	$541,519

Operating income (loss):
Healthcare	$20,426	$21,995	$41,539	$44,549
Life Sciences	275	(1,396)	(1,038)	(3,552)
STERIS Isomedix Services	5,833	4,840	11,494	11,045

Total operating income	$26,534	$25,439	$51,995	$52,042

Financial information for each of the Company’s geographic areas is presented in the following table. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues:
United States	$224,219	$221,326	$435,181	$439,868
International	59,317	52,110	113,422	101,651

Total revenues	$283,536	$273,436	$548,603	$541,519

	September 30, 2006	March 31, 2006
Long-lived assets:
United States	$582,638	$589,384
International	144,279	139,274

Total long-lived assets	$726,917	$728,658

14. Repurchases of Common Shares

On July 27, 2006, the Company announced that its Board of Directors had authorized the Company to repurchase up to 3,000,000 of its common shares, replacing a previous authorization to repurchase up to 3,000,000 shares under which 10,900 shares remained available for repurchase. This share repurchase authorization does not have a stated maturity date.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

During the first half of fiscal 2007, the Company repurchased 2,585,300 of its common shares for $59,628, representing an average price of $23.06 per common share. At September 30, 2006, 2,617,300 common shares remained authorized for repurchase and 5,415,895 common shares were held in treasury.

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

Changes in the Company’s warranty liability during the first half of fiscal 2007 were as follows:

Balance, March 31, 2006	$7,226
Warranties issued during the period	3,559
Settlements made during the period	(5,060)

Balance, September 30, 2006	$5,725

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts generally range in terms from one to five years and require the Company to maintain and repair capital products over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for such deferred service revenue was $17,302 and $15,876 as of September 30, 2006 and March 31, 2006, respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

16. Foreign Currency Forward Contracts

The Company enters into forward contracts to hedge potential foreign currency gains and losses that arise from assets and liabilities denominated in foreign currencies, including inter-company transactions. The Company does not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized on the accompanying Consolidated Statements of Income within “Selling, general, and administrative expenses.” At September 30, 2006, the Company held foreign currency forward contracts to sell euro and Canadian dollars 12.0 million and 3.0 million, respectively, and to buy Canadian dollars 3.0 million.

17. Business Acquisitions

Pursuant to the terms of the share purchase agreement with respect to Hamo Holding AG (“Hamo”), the final settlement and resolution of certain indemnification claims was made during the first quarter of fiscal 2006.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2006 and 2005

(dollars in thousands, except per share amounts)

Amounts received by the Company amounted to approximately 2.2 million Swiss francs (approximately $1,700) and are included in “Interest and miscellaneous income” on the Consolidated Statements of Income. Hamo was acquired by the Company during fiscal 2004.

18. Business Dispositions

On October 31, 2005, the Company completed the sale of its freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25,161). The transaction resulted in an after-tax gain to the Company of $6,861 ($627 recognized in the first half of fiscal 2007 and $6,234 recognized in fiscal 2006). The gain recognized is preliminary because the purchase price is subject to post-closing adjustments. In addition, the Company granted certain indemnifications to the buyer related to potential claims in the areas of income taxes and environmental issues, which expire at various points in the future. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. Goodwill of $5,571 was allocated to the freeze dryer product line in connection with its disposition. This product line is presented in the Company’s financial statements as a discontinued operation. All historical financial information for this product line has been classified as a discontinued operation. Segment results for the three and six months ended September 30, 2005 exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments. Revenues, income before income taxes, income tax expense, and net income generated by this discontinued operation prior to its disposition were as follows:

(dollars in thousands)	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Revenues	$10,934	$19,549
Income before income taxes	1,609	2,256
Income tax expense	599	846

Income from discontinued operations	$1,010	$1,410

19. Subsequent Events

Subsequent to September 30, 2006, foreign currency contracts to sell euro and Canadian dollars 12.0 million and 3.0 million, respectively, and to buy Canadian dollars 3.0 million matured. Subsequent to September 30, 2006, the Company entered into foreign currency forward contracts to sell euro 8.0 million and buy British pounds 2.0 million.

On October 25, 2006, the Company announced that its Board of Directors had declared a quarterly cash dividend in the amount of $0.05 per common share, payable on December 13, 2006, to shareholders of record as of November 15, 2006.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of September 30, 2006, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

November 3, 2006

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

In the following sections of MD&A, the Company, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures used by the Company are as follows:

•	Free cash flow - is defined by the Company as net cash flows (used in) provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, which is also presented in the Consolidated Statements of Cash Flows. The Company uses this measure to gauge its ability to fund future growth opportunities, repurchase common shares, and pay cash dividends. The following table reconciles the calculations of the Company’s free cash flow for the six months ended September 30, 2006 and 2005:

(dollars in thousands)	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities	$18,260	$85,651
Purchases of property, plant, equipment and intangibles, net	(21,419)	(22,737)

Free cash flow	$(3,159)	$62,914

The Company, at times, may refer to its results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the periods presented. For example, when discussing changes in revenues, the Company may, at times, exclude the impact of recently completed acquisitions and divestitures.

The Company has presented these financial measures because it believes that meaningful analysis of its financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered alternatives to measures required by U.S. GAAP. The Company’s calculations of these measures may differ from calculations of similar measures used by other companies.

Revenues - Defined. As required by Regulation S-X, the Company has presented separately on its Consolidated Statements of Income, for each period presented, revenues generated as either product revenues or service revenues. In discussing revenues, the Company, at times, may refer to revenues in differing detail than that which is required by Regulation S-X. The terminology, definitions, and applications of terms that the Company uses to describe revenues may differ from terms used by other companies. The Company uses the following terms to describe revenues:

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

Beyond STERIS’s core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. Through STERIS’s Life Sciences segment, the Company is actively pursuing new opportunities to adapt its proven technologies to meet the needs of emerging applications such as defense, aerospace, and industrial decontamination. As a result of these efforts, the Company recently announced the grant of United States Environmental Protection Agency label clearance which will allow for the more universal application of its proprietary technologies to combat emerging decontamination needs in various environments.

On January 30, 2006, the Company announced that the manufacturing portion of its Erie, Pennsylvania operations will be transferred to Mexico to reduce production costs and improve the Company’s competitive position. Plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments also were approved.

During the first half of fiscal 2007, the Company incurred pre-tax expenses of $5.7 million associated with the transfer of its Erie, Pennsylvania manufacturing operations to Monterrey, Mexico. Included in these expenses are $2.3 million classified as restructuring expenses, primarily related to accelerated depreciation of assets, compensation and severance and termination benefits related to the transition.

Fiscal 2007 second quarter and first half revenues were $283.5 million and $548.6 million, respectively, representing increases of 3.7% and 1.3%, respectively, from the same prior year periods. Revenue growth in the second quarter was primarily driven by increases in the Life Sciences and Isomedix Services segments, with only a marginal increase in the Healthcare segment’s revenues. Revenue growth for the first half of fiscal 2007 reflects increases in all three business segments.

The Company’s gross margin percentages were 41.9% and 42.3% for the second quarter and first half of fiscal 2007, representing increases of 50 basis points and 10 basis points, respectively, from the same prior year periods. Gross margins during both fiscal 2007 periods were positively impacted, as price increases and productivity improvements more than offset increases in the costs of labor and materials.

Free cash flow was negative $3.2 million in the first half of fiscal 2007 compared to $62.9 million in the prior year first half. The fiscal 2007 first half negative free cash flow of $3.2 million was a result of working capital changes, including approximately $30.0 million in payments to the IRS for taxes previously recognized and higher inventory levels. The Company’s debt-to-capital ratio increased to 17.2% at September 30, 2006 from 13.7% at March 31, 2006 reflecting increased borrowings utilized to fund working capital changes and common share repurchases. During the first half of fiscal 2007, the Company repurchased approximately 2.6 million common shares at an average purchase price per share of $23.06. The Company also declared and paid quarterly cash dividends of $0.08 per common share in each of the first half of fiscal 2007 and fiscal 2006.

On October 25, 2006, the Company announced that its Board of Directors increased its quarterly cash dividend by 25% and declared a quarterly cash dividend in the amount of $0.05 per common share, payable on December 13, 2006, to shareholders of record as of November 15, 2006.

Additional information regarding the Company’s fiscal 2007 second quarter and first half financial performance is included in the subsection below titled “Results of Operations.”

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

The Company’s consolidated financial statements as of September 30, 2006 and for the three and six month periods then ended reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123R. Total share-based compensation expense for the second quarter and first half of fiscal 2007 was $3.7 million and $5.8 million, respectively, on a pre-tax basis, or $2.3 million ($0.03 per basic and diluted share) and $3.6 million, ($0.05 per basic and diluted share), net of tax.

As of September 30, 2006, there was $14.8 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted average period of 1.21 years.

Additional information regarding the Company’s adoption of SFAS No. 123R is included in notes 1 and 2 to the consolidated financial statements.

Business Dispositions. On October 31, 2005, the Company completed the sale of its freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). The transaction resulted in an after-tax gain to the Company of approximately $6.8 million ($0.6 million recognized in the first half of fiscal 2007 and $6.2 million recognized in fiscal 2006). The gain recognized remains subject to adjustment as transaction costs are finalized. The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. All historical financial information for this product line has been classified as a discontinued operation. Segment results for the three and six months ended September 30, 2005 exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments.

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the second quarter of fiscal 2007, the Company’s revenues were favorably impacted by $2.1 million, or 0.8%, and income before taxes was unfavorably impacted by $0.8 million, or 3.3%, compared with the same period in fiscal 2006, as a result of foreign currency fluctuations. During the first half of fiscal 2007, the Company’s revenues were favorably impacted by $3.4 million, or 0.6%, and income before taxes was favorably impacted by $1.7 million, or 3.7%, as compared to the same prior year period, as a result of foreign currency fluctuations.

Results of Operations. The following subsections provide information regarding the Company’s results of operations for the second quarter and first half of fiscal 2007 compared with the same fiscal 2006 periods.

Revenues. The following table contains information regarding the Company’s revenues for the second quarter and first half of fiscal 2007 and 2006:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
	2006	2005			2006 (1)	2005 (1)
Capital Revenues	$115,104	$113,098	$2,006	1.8%	40.6%	41.4%
Consumable Revenues	64,271	61,748	2,523	4.1%	22.7%	22.6%

Product Revenues	179,375	174,846	4,529	2.6%	63.3%	63.9%

Service Revenues	104,161	98,590	5,571	5.7%	36.7%	36.1%

Total Revenues	$283,536	$273,436	$10,100	3.7%	100.0%	100.0%

Service Revenues	$104,161	$98,590	$5,571	5.7%	36.7%	36.1%
Consumable Revenues	64,271	61,748	2,523	4.1%	22.7%	22.6%

Recurring Revenues	168,432	160,338	8,094	5.0%	59.4%	58.6%

Capital Revenues	115,104	113,098	2,006	1.8%	40.6%	41.4%

Total Revenues	$283,536	$273,436	$10,100	3.7%	100.0%	100.0%

United States	$224,219	$221,326	$2,893	1.3%	79.1%	80.9%
International	59,317	52,110	7,207	13.8%	20.9%	19.1%

Total Revenues	$283,536	$273,436	$10,100	3.7%	100.0%	100.0%

(dollars in thousands)	Six Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
	2006	2005			2006 (1)	2005 (1)
Capital Revenues	$215,157	$216,074	$(917)	-0.4%	39.2%	39.9%
Consumable Revenues	129,977	127,918	2,059	1.6%	23.7%	23.6%

Product Revenues	345,134	343,992	1,142	0.3%	62.9%	63.5%

Service Revenues	203,469	197,527	5,942	3.0%	37.1%	36.5%

Total Revenues	$548,603	$541,519	$7,084	1.3%	100.0%	100.0%

Service Revenues	$203,469	$197,527	$5,942	3.0%	37.1%	36.5%
Consumable Revenues	129,977	127,918	2,059	1.6%	23.7%	23.6%

Recurring Revenues	333,446	325,445	8,001	2.5%	60.8%	60.1%

Capital Revenues	215,157	216,074	(917)	-0.4%	39.2%	39.9%

Total Revenues	$548,603	$541,519	$7,084	1.3%	100.0%	100.0%

United States	$435,181	$439,868	$(4,687)	-1.1%	79.3%	81.2%
International	113,422	101,651	11,771	11.6%	20.7%	18.8%

Total Revenues	$548,603	$541,519	$7,084	1.3%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Quarter over Quarter Comparison

Revenues increased $10.1 million, or 3.7%, to $283.5 million for the quarter ended September 30, 2006, as compared to $273.4 million for the comparable prior year quarter. As compared to the second quarter of fiscal 2006, recurring revenues increased 5.0%, driven by increases in consumable revenues and service revenues of 4.1% and 5.7%, respectively. Capital revenues increased $2.0 million quarter over quarter as revenues increased internationally to more than offset a decline in the United States.

International revenues increased $7.2 million, or 13.8%, to $59.3 million, for the quarter ended September 30, 2006, as compared to $52.1 million for the comparable prior year quarter. International revenues were positively impacted by capital equipment revenues growth within both the Healthcare and Life Sciences segments with increases of 8.0% and 31.9%, respectively, over the comparable prior year quarter. Recurring revenues also grew within both the Healthcare and Life Sciences segments with increases of 7.9% and 27.6%, respectively, over the comparable prior year quarter.

United States revenues increased $2.9 million, or 1.3%, to $224.2 million, for the quarter ended September 30, 2006, as compared to $221.3 million for the comparable prior year quarter. United States revenues were positively impacted by recurring revenue growth in all three business segments with increases of 3.3%, 4.9%, and 3.5% in the Healthcare, Life Sciences, and Isomedix segments, respectively. The strength in recurring revenues was partially offset by a decline in capital revenues for the Healthcare segment of 3.7%. Strong demand for surgical and critical care products within the Healthcare segment was offset by lower than anticipated shipments of high temperature sterilization equipment in the United States.

Year over Year Comparison

Revenues increased $7.1 million, or 1.3%, to $548.6 million for the first half of fiscal 2007, as compared to $541.5 million during the first half of fiscal 2006. As compared to the first half of fiscal 2006, recurring revenues increased 2.5%, reflecting growth in consumables revenues and service revenues, with increases of 1.6% and 3.0%, respectively. Capital revenues were relatively flat, with a decline of 0.4%.

International revenues for the first half of fiscal 2007 amounted to $113.4 million, an increase of $11.8 million, or 11.6%, as compared to the first half of fiscal 2006. Fiscal 2007 year-to-date international revenues were positively impacted by strong capital revenue growth within both the Healthcare and Life Sciences segments, with increases of 15.4% and 30.2%, respectively.

United States revenues for the first half of fiscal 2007 amounted to $435.2 million, a decrease of $4.7 million, or 1.1%, as compared to the first half of fiscal 2006. Strong underlying demand for the Company’s service offerings and consumable products was offset by a decline in capital revenues in both the Healthcare and Life Sciences segments.

Revenues are further discussed on a segment basis in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table contains information regarding the Company’s gross profit for the three and six months ended September 30, 2006 and 2005:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2006	2005
Gross Profit:
Product	$73,028	$71,421	$1,607	2.3%
Service	45,733	41,762	3,971	9.5%

Total Gross Profit	$118,761	$113,183	$5,578	4.9%

Gross Profit Percentage:
Product	40.7%	40.8%
Service	43.9%	42.4%

Total Gross Profit Percentage	41.9%	41.4%

	Six Months Ended September 30,		Change	Percent Change
	2006	2005
Gross Profit:
Product	$143,494	$144,607	$(1,113)	-0.8%
Service	88,642	84,152	4,490	5.3%

Total Gross Profit	$232,136	$228,759	$3,377	1.5%

Gross Profit Percentage:
Product	41.6%	42.0%
Service	43.6%	42.6%

Total Gross Profit Percentage	42.3%	42.2%

Gross profit (margin) is impacted by the volume, pricing, and mix of the Company’s products and services, as well as the costs associated with the products and services that are sold. Gross margin for the second quarter of fiscal 2007 amounted to 41.9%, representing an increase of 50 basis points as compared to the same prior year period. For the first half of fiscal 2007, gross margin amounted to 42.3%, representing an increase of 10 basis points as compared to the same prior year period. Gross margins for both fiscal 2007 periods were positively impacted as price increases and productivity improvements more than offset increases in the costs of labor and materials. Gross margins for the second quarter and first half of fiscal 2007 included $0.4 million and $0.6 million, respectively, in share-based compensation expense as a result of the adoption of SFAS No. 123R.

Operating Expenses. The following table contains information regarding the Company’s operating expenses for the three and six months ended September 30, 2006 and 2005:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2006	2005
Operating Expenses:
Selling, General, and Administrative	$82,786	$78,648	$4,138	5.3%
Research and Development	8,283	9,096	(813)	-8.9%
Restructuring Expense	1,158	—	1,158	NM

Total Operating Expenses	$92,227	$87,744	$4,483	5.1%

	Six Months Ended September 30,		Change	Percent Change
	2006	2005
Operating Expenses:
Selling, General, and Administrative	$161,200	$159,880	$1,320	0.8%
Research and Development	16,678	16,837	(159)	-0.9%
Restructuring Expense	2,263	—	2,263	NM

Total Operating Expenses	$180,141	$176,717	$3,424	1.9%

NM - Not Meaningful

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A increased 40 basis points to 29.2% for the second quarter of fiscal 2007 and decreased 10 basis points to 29.4% for the first half of fiscal 2007, as compared to the same prior year periods. SG&A in both fiscal 2007 periods was negatively impacted primarily by the inclusion of expenses related to share based compensation.

As a percentage of total revenues, research and development expenses were 2.9% and 3.0% for the three and six month periods ended September 30, 2006, respectively, as compared to 3.3% and 3.1%, respectively, for the same prior year periods. For the three and six month periods ended September 30, 2006, research and development expenses decreased 8.9% and 0.9% to $8.3 million and $16.7 million, respectively, as compared to $9.1 million and $16.8 million, respectively, during the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. The Company continues to focus research and development efforts on product development, product improvements, and the development of new technological innovations. Research and development efforts are concentrated in the defense and industrial areas, sterile processing combination technologies, and the area of prions, or infectious proteins.

SG&A and research and development expenses for the second quarter and first half of fiscal 2007 included $3.3 million and $5.2 million, respectively, in share-based compensation expense as a result of the adoption of SFAS No. 123R.

In the second quarter and first half of fiscal 2007, the Company recorded $3.3 million and $5.7 million, including $1.2 million and $2.3 million classified as restructuring expenses, respectively, related to the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico. The following is a summary of these restructuring expenses for the second quarter and first half of fiscal 2007:

(dollars in thousands)	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Asset impairment and accelerated depreciation	$564	$1,269
Severance, payroll and other related costs	589	979
Other	5	15

Total restructuring charges	$1,158	$2,263

These costs are associated with the Healthcare business segment. The Company did not incur restructuring expenses in the second quarter or first half of fiscal 2006. Since the inception of the restructuring plan, the Company has incurred restructuring expenses of $27.6 million, with restructuring expenses of $27.1 million and $0.5 million related to the Healthcare and Life Sciences segments, respectively.

The Company anticipates incurring approximately an additional $15.7 million in restructuring expenses during the remainder of fiscal 2007 and fiscal 2008 in connection with the transfer of the manufacturing operations. Restructuring expenses to be incurred include compensation and benefits, severance, accelerated depreciation and other expenses.

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

The following table summarizes the Company’s liabilities related to restructuring activities:

	March 31, 2006	Fiscal 2007		September 30, 2006
(dollars in thousands)		Provision	Payments
Severance and termination benefits	$1,941	$923	$(1,385)	$1,479
Lease termination obligation	135	—	(74)	61

Total	$2,076	$923	$(1,459)	$1,540

Non-Operating Expense, Net. The following table contains information regarding the Company’s non-operating (income) expense, net for the three and six months ended September 30, 2006 and 2005:

(dollars in thousands)	Three Months Ended September 30,		Change
	2006	2005
Non-Operating Expense, Net:
Interest Expense	$2,376	$1,303	$1,073
Interest and Miscellaneous Income	(801)	(365)	(436)

Total Non-Operating Expense, Net	$1,575	$938	$637

	Six Months Ended September 30,		Change
(dollars in thousands)	2006	2005
Non-Operating Expense, Net:
Interest Expense	$4,145	$2,524	$1,621
Interest and Miscellaneous Income	(1,480)	(2,292)	812

Total Non-Operating Expense, Net	$2,665	$232	$2,433

Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. Interest expense increased $1.1 million and $1.6 million during the second quarter and first half of fiscal 2007 as compared to the prior year periods as a result of higher average debt levels and higher average interest rates during both fiscal 2007 periods. Interest and miscellaneous income increased $0.4 million for the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 as a result of interest earned on higher average cash balances in fiscal 2007. For the first half of fiscal 2007, interest and miscellaneous income decreased $0.8 million primarily as a result of the first quarter fiscal 2006 settlement in the amount of $1.7 million primarily reflecting the resolution of certain indemnification claims pursuant to the terms of the share purchase agreement with respect to Hamo, which was acquired by the Company in fiscal 2004.

Income Tax Expense. The following table contains information regarding the Company’s income tax expense and effective income tax rates for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2006	2005
Income Tax Expense	$8,599	$9,096	$(497)	-5.5%
Effective Income Tax Rate	34.5%	37.1%

	Six Months Ended September 30,		Change	Percent Change
	2006	2005
Income Tax Expense	$18,913	$19,473	$(560)	-2.9%
Effective Income Tax Rate	38.3%	37.6%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and six month periods ended September 30, 2006 were 34.5% and 38.3%, respectively, as compared to 37.1% and 37.6%, respectively, for the same prior year periods. The lower effective income tax rate for the second quarter of fiscal 2007 resulted principally from discrete item adjustments to recognize additional deferred tax assets related to foreign tax credits.

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

Business Segment Results of Operations. Segment results for the three and six months ended September 30, 2005 exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments. Information presented in the following tables and related discussion regarding segment revenues and operating results reflect these changes.

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006. The following table contains information regarding business segment revenues for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2006	2005
Revenues:
Healthcare	$197,094	$193,995	$3,099	1.6%
Life Sciences	52,951	47,441	5,510	11.6%
STERIS Isomedix Services	33,491	32,000	1,491	4.7%

Total Revenues	$283,536	$273,436	$10,100	3.7%

	Six Months Ended September 30,		Change	Percent Change
	2006	2005
Revenues:
Healthcare	$384,225	$379,755	$4,470	1.2%
Life Sciences	98,332	97,258	1,074	1.1%
STERIS Isomedix Services	66,046	64,506	1,540	2.4%

Total Revenues	$548,603	$541,519	$7,084	1.3%

Healthcare Segment

Healthcare segment revenues represented 69.5% of total revenues for the second quarter of fiscal 2007 compared with 70.9% for the same prior year period. Healthcare revenues increased $3.1 million, or 1.6%, to $197.1 million for the quarter ended September 30, 2006, compared with $194.0 million for the second quarter of fiscal 2006. The increase in Healthcare revenues was driven by strong international sales of surgical and critical care products and a 6.0% increase in United States service revenues. Tempering the Healthcare segment’s revenue growth was a decline in capital revenues of 1.1%, reflecting lower than anticipated shipments of high temperature sterilization equipment in the United States. Consumable revenues increased 1.7%. At September 30, 2006, the Healthcare segment’s backlog amounted to $82.5 million, representing an increase of $15.5 million, or 23.2%, compared to the June 30, 2006 level and an increase of $11.7 million, or 16.6%, compared to the September 30, 2005 level.

Healthcare segment revenues represented 70.0% of total revenues for the first six months of fiscal 2007 compared with 70.1% for the same prior year period. Healthcare revenues increased $4.5 million, or 1.2%, to $384.2 million for the six months ended September 30, 2006, as compared to $379.8 million for the same prior year period. The increase is attributable to service revenue growth of a combined 5.0% in the United States and Canada.

Life Sciences Segment

Life Sciences segment revenues represented 18.7% of total revenues for the second quarter of fiscal 2007 as compared to 17.4% for the comparable prior year quarter. Life Sciences revenues increased $5.5 million, or 11.6%, to $52.9 million for the quarter ended September 30, 2006, as compared to $47.4 million for the second quarter of fiscal 2006. The increase in Life Sciences revenues was driven by increases in capital revenues and consumables revenues of 15.1% and 16.8%, respectively. Capital revenues reflect increases, particularly in the United States and Canadian markets, resulting from strong demand for capital equipment used in pharmaceutical production facilities. The growth in consumables revenues reflects increases in the United States and European markets. This growth was offset by a very competitive environment in North America for research capital equipment and a decline in defense revenues attributable to a delay in government purchasing commitments. Service revenues also increased 4.6%, primarily due to increases in the United States and European markets of 2.2% and 14.3%, respectively. At September 30, 2006, the Life Sciences segment’s backlog amounted to $44.3 million, decreasing $4.4 million, or 9.1%, compared to the backlog of $48.7 million at June 30, 2006 and decreasing $1.3 million, or 2.9%, compared to the September 30, 2005 level.

Life Sciences segment revenues represented 17.9% of total revenues for the first six months of fiscal 2007 as compared to 18.0% for the comparable prior year period. Life Sciences revenues increased $1.1 million, or 1.1%, to $98.3 million for the first half of fiscal 2007, as compared to $97.2 million for the same prior year period. The increase in Life Sciences revenues was driven by a 4.0% increase in recurring revenues. This growth was partially offset by a 2.8% decline in capital revenues, period over period, associated with the North American research market.

STERIS Isomedix Services Segment

STERIS Isomedix Services segment revenues represented 11.8% of total revenues for the second quarter of fiscal 2007 as compared to 11.7% for the comparable prior year quarter. The segment’s revenues increased $1.5 million, or 4.7% to $33.5 million during the second quarter of fiscal 2007, as compared to $32.0 million during the comparable prior year quarter. The increase in Isomedix revenues resulted from increased demand from medical device customers.

STERIS Isomedix Services segment revenues represented 12.0% of total revenues for the first six months of fiscal 2007 as compared to 11.9% for the comparable prior year period. The segment experienced revenue growth of $1.5 million, or 2.4%, to $66.0 million during the first half of fiscal 2007 as compared to $64.5 million for the same prior year period. The increase in revenues was primarily driven by the second quarter demand from medical device customers.

The following table contains information regarding business segment operating income (loss) for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2006	2005
Operating Income (Loss):
Healthcare	$20,426	$21,995	$(1,569)	-7.1%
Life Sciences	275	(1,396)	1,671	NM
STERIS Isomedix Services	5,833	4,840	993	20.5%

Total Operating Income	$26,534	$25,439	$1,095	4.3%

	Six Months Ended September 30,		Change	Percent Change
	2006	2005
Operating Income (Loss):
Healthcare	$41,539	$44,549	$(3,010)	-6.8%
Life Sciences	(1,038)	(3,552)	2,514	NM
STERIS Isomedix Services	11,494	11,045	449	4.1%

Total Operating Income	$51,995	$52,042	$(47)	-0.1%

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

Healthcare Segment

Healthcare segment operating income decreased $1.6 million and $3.0 million for the second quarter and first six months of fiscal 2007, respectively, as compared to the same prior year periods. The segment’s operating margins were 10.4% and 10.8% for the second quarter and first half of fiscal 2007, respectively, representing decreases of 90 basis points in each period compared to prior year periods. Improved pricing and operating efficiencies were more than offset in the second quarter and first half of fiscal 2007 by expenses of $3.3 million and $5.7 million, including $1.2 million and $2.3 million classified as restructuring, respectively, associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico and share-based compensation expense of $2.4 million and $3.8 million, respectively, as a result of the adoption of SFAS No. 123R.

Life Sciences Segment

Life Sciences segment had operating income of $0.3 million and an operating loss of $1.0 million for the second quarter and first six months of fiscal 2007, respectively, as compared to losses of $1.4 million and $3.5 million for the same prior year periods. The improvement in operating performance reflects improved leverage of operating expenses. Operating results for the second quarter and first half of fiscal 2007 included share-based compensation expense of $0.8 million and $1.2 million, respectively, as a result of the adoption of SFAS No. 123R.

STERIS Isomedix Services Segment

STERIS Isomedix Services segment operating income increased $1.0 million and $0.4 million for the second quarter and first six months of fiscal 2007, respectively, as compared to the same prior year periods. The segment’s operating margins were 17.4% for both the second quarter and first half of fiscal 2007, representing increases of 230 basis points and 30 basis points, respectively, over the comparable prior year periods. The segment’s margins reflect increased volumes on a relatively fixed cost base. Operating results for the second quarter and first half of fiscal 2007 included share-based compensation expense of $0.5 million and $0.8 million, respectively, as a result of the adoption of SFAS No. 123R.

Liquidity and Capital Resources. The following table summarizes significant components of the Company’s cash flows for the six months ended September 30, 2006 and 2005:

Cash Flows

	Six Months Ended September 30,
(dollars in thousands)	2006	2005
Operating activities:
Net income	$31,044	$33,747
Non-cash items	28,533	28,207
Changes in assets and liabilities of discontinued operations	—	(1,831)
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(41,317)	25,528

Net cash provided by operating activities	$18,260	$85,651

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(21,419)	$(22,737)
Investments in businesses, net of cash acquired	—	(1,504)
Proceeds from the sale of discontinued operations	2,927	—

Net cash used in investing activities	$(18,492)	$(24,241)

Financing activities:
Proceeds under credit facilities, net	$32,555	$1,700
Payments on long-term obligations and capital leases, net	(361)	(1,932)
Repurchases of common shares	(59,628)	(39,394)
Cash dividends paid to common shareholders	(5,272)	(5,494)
Deferred financing fees	—	(217)
Stock option and other equity transactions, net	2,376	5,992

Net cash used in financing activities	$(30,330)	$(39,345)

Debt-to-captial ratio	17.2%	12.8%
Free cash flow	$(3,159)	$62,914

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $18.3 million for the first six months of fiscal 2007 compared with $85.7 million for the first six months of fiscal 2006. Operating cash flows were derived as follows:

•	Non-cash items- Non-cash items were $28.5 million for the first six months of fiscal 2007 compared with $28.2 million for the first six months of fiscal 2006. Non-cash items include depreciation, depletion, and amortization, changes in deferred income taxes, share-based compensation expense and other items. The most significant component of non-cash items were depreciation, depletion, and amortization. Depreciation, depletion, and amortization amounted to $29.7 million and $28.4 million for the first six months of fiscal 2007 and 2006, respectively. The $1.3 million increase in depreciation, depletion, and amortization, period-over-period, was primarily the result of accelerated depreciation of certain assets driven by the plan to transfer manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico. As a result of adopting SFAS No. 123R, the Company incurred non-cash share-based compensation expense of $5.8 million for the first six months of fiscal 2007. During the first six months of fiscal 2006, the Company granted stock options at the fair value of the underlying shares on the date of the grant and, therefore, recognized no share-based compensation expense as permitted by previous regulations. Deferred tax benefits were $7.2 million and $0.3 million for the first half of fiscal 2007 and fiscal 2006, respectively. The $6.9 million increase in deferred tax, period-over-period, was a result of making tax deposits against expected future settlements and recording the effects of SFAS No. 123R.

•	Working Capital- Excluding the impact of foreign currency translation adjustments, changes to the Company’s working capital amounted to a negative $41.3 million and a positive $25.5 million during the first six months of fiscal 2007 and fiscal 2006, respectively. Information regarding significant components of the Company’s fiscal 2007 first half working capital change is as follows (excluding the impact of foreign currency translation adjustments):

•	Accounts receivable, net- Accounts receivable, net decreased $43.6 million during the first six months of fiscal 2007 as compared to a net decrease of $41.6 million for the same prior year period. Accounts receivable balances are influenced by seasonality and the timing of revenues and customer collections. Accounts receivable days sales outstanding decreased to 63 days at September 30, 2006, from 76 days and 66 days at March 31, 2006 and September 30, 2005, respectively. The decrease in the balance of accounts receivable and DSOs from the March 31, 2006 level is reflective of lower revenues for the second quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006 due to business seasonality and improvements in collections.

•	Inventories, net- Inventories, net increased $27.1 million during the first six months of fiscal 2007 as compared to an increase of $13.4 million for the same prior year period. With respect to the first six months of fiscal 2007, inventory increases of approximately $14.0 million are associated with the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico. The Company increased inventory levels at both the Erie and Monterrey facilities to ensure consistent availability for its customers during the transition. In addition, the increase reflects lower than anticipated sales volumes in the Healthcare segment. The Company established targeted inventory production levels at certain manufacturing facilities in anticipation of third quarter customer demand levels, as reflected in the September 30, 2006 backlog level.

•	Other current assets- Other current assets increased $19.4 million during the first six months of fiscal 2007. The increase was driven by a portion of the tax payment made during the first quarter fiscal 2007 that remains on deposit with the IRS, which is approximately $17.9 million.

•	Accounts payable, net- Accounts payable, net decreased $21.3 million during the first six months of fiscal 2007 as compared to a decrease of $6.2 million for the same prior year period due primarily to varying payment due dates of accounts payable obligations and the Company’s cash management strategies.

•	Accruals and other, net- Accruals and other, net decreased $17.1 million during the first six months of fiscal 2007. Accrued income taxes decreased by approximately $9.9 million during the first six months of fiscal 2007 due to the application of tax payments made in the first quarter to open tax years. Approximately $3.1 million of the fiscal 2007 decrease is a result of a contribution made by the Company to its defined benefit pension plans in September 2006. An additional $3.0 million of the decrease is a result of the first quarter 2007 settlement of a fiscal 2006 accrual for the termination of certain long-term marketing contracts. The fluctuation of accruals and other, net is driven by various factors, including the timing of accruals and payments under the Company’s incentive compensation programs. Accruals under various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under several compensation programs. Fluctuations in deferred revenues also contribute to an increase or decrease in accruals and other, net.

•	Discontinued operations- The working capital of discontinued operations decreased $1.8 million in the six-month period ended September 30, 2005. The discontinued operations relate to the freeze dryer business, which the Company sold in October 2005.

Net Cash Used In Investing Activities. Cash flows used in investing activities amounted to $18.5 million for the first six months of fiscal 2007 compared with $24.2 million for the first six months of fiscal 2006. Information regarding significant components of the Company’s investing cash flows for the first half of fiscal 2007 and 2006 is as follows:

•	Purchases of property, plant, equipment, and intangibles, net- During the first six months of fiscal 2007, the Company’s capital expenditures amounted to $21.4 million compared with $22.7 million during the same prior year period. Decreased capital spending levels during the first six months of fiscal 2007 resulted primarily from a reduction in material purchases for STERIS Isomedix Services and reductions in capital investments in support of research and development. In addition, capital spending included the cost for a license to distribute an instrument tracking solution in North America.

•	Investment in businesses, net of cash acquired- During first half of fiscal 2006, the company recorded preliminary purchase price adjustments totaling $1.5 million related to the acquisition of Albert Browne Limited and its subsidiaries (“Browne”). The Company acquired Browne in the second quarter of fiscal 2005.

•	Proceeds from the sale of discontinued operations- During the first six months of fiscal 2007, additional proceeds of $2.9 million were received related to the freeze dryer business sold during fiscal 2006.

Net Cash Used In Financing Activities. Net cash used in financing activities amounted to $30.3 million for the first six months of fiscal 2007 compared with $39.3 million for the first six months of fiscal 2006. Information regarding the significant components of the Company’s financing cash flows for the periods presented follows:

•	Net proceeds under credit facilities- Net proceeds from borrowings under credit facilities were $32.6 million in the first six months of fiscal 2007. Proceeds were used to fund share repurchases and working capital changes.

•	Repurchases of common shares- During the first half of fiscal 2007, the Company repurchased 2,585,300 of its common shares at an average purchase price of $23.06 per common share compared with the repurchase of 1,623,300 of its common shares at an average purchase price of $24.27 per common share during the first half of fiscal 2006.

•	Cash dividends paid to common shareholders- During the first six months of fiscal 2007 and fiscal 2006, the Company paid cash dividends totaling $0.08 per outstanding common share. Total cash dividends paid during the first half of fiscal 2007 and fiscal 2006 amounted to $5.3 million and $5.5 million, respectively.

•	Stock option and other equity transactions, net- Cash flows from stock option and other equity transactions, net are primarily derived from the issuance of the Company’s common shares under various employee stock compensation programs. During the first six months of fiscal 2007 and 2006, cash proceeds from the issuance of common shares under these programs totaled $2.4 million and $6.0 million, respectively.

Sources of Credit and Contractual and Commercial Commitments. Information regarding the Company’s sources of credit and contractual and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006. The Company’s commercial commitments are approximately $27.0 million at September 30, 2006 reflecting a net decline of $4.2 million in surety bonds and other commercial commitments from March 31, 2006. The Company’s contractual commitments have not changed materially from March 31, 2006. The maximum aggregate borrowing limits under the revolving credit facility (“Facility”) described below have not changed since March 31, 2006. At September 30, 2006, the maximum amount available under this Facility was $211.0 million. The maximum aggregate borrowing limit of $275.0 million under the Facility is reduced by outstanding amounts ($45.5 million) and letters of credit issued under a sub-limit within the Facility ($18.5 million).

Additional information regarding the Company’s sources of credit and contractual and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006.

Cash Requirements. The Company currently intends to fund short-term and long-term capital expenditures, as well as liquidity needs, with existing cash and cash equivalent balances and borrowings under the Facility, as well as cash generated by operations. The Company believes that these sources will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, the Company’s capital requirements will depend on many factors, including the Company’s rate of sales growth, market acceptance of the Company’s products and services, costs of securing access to adequate manufacturing capacities, the timing and extent of research and development projects, and changes in operating expenses, all of which are subject to uncertainty. To the extent that the Company’s existing sources of cash are insufficient to fund the Company’s future activities, the Company may need to raise additional funds through public or private debt or equity financing. Additional funds may not be available on favorable terms to the Company, or at all.

Critical Accounting Policies, Estimates, and Assumptions. The Company adopted SFAS No. 123R effective April 1, 2006, utilizing the modified prospective method as described in the standard. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognized $3.7 million and $5.8 million in total share-based compensation expense during the three and six months ended September 30, 2006, respectively. Total unvested share-based compensation expense was $14.8 million at September 30, 2006 and had a total weighted average remaining term of 1.21 years. See Note 2 to the consolidated financial statements for more information on share-based compensation.

Information related to the Company’s critical accounting policies, estimates, and assumptions is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006. The Company’s critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2006, other than the adoption of SFAS No. 123R as described above.

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

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the second quarter of fiscal 2007, the Company’s revenues were favorably impacted by $2.1 million, or 0.8%, and income before taxes was unfavorably impacted by $0.8 million, or 3.3%, when compared to the same period in fiscal 2006. During the first half of fiscal 2007, the Company’s revenues were favorably impacted by $3.4 million, or 0.6%, and income before taxes was favorably impacted by $1.7 million, or 3.7%, when compared to the same period in fiscal 2006. The Company cannot predict future changes in foreign currency exchange rates or the effect they will have on the Company’s operations.

Forward-Looking Statements. This document may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, results, or value, (d) the potential of international unrest, (e) effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services, (g) the possibility that anticipated cost savings may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental or other issues or risks associated with the Company’s expansion, transfer or other initiatives may adversely impact Company performance, results, or value, (h) the Company’s ability to identify, select, hire, and transition to a new president and CEO, and (i) those risks described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006, under Item 1A, “Risk Factors.”

Availability of Securities and Exchange Commission Filings. The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and other information with the SEC. Copies of these materials can be obtained by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or by accessing the SEC’s website at http://www.sec.gov. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC, the Company makes copies available to the public, free of charge, on or through the investor relations section of its website at http://www.steris-ir.com. Information on the Company’s website is not incorporated by reference into this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to interest rate, foreign currency, and commodity risks. Information related to these risks and the Company’s management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006. The Company’s exposures to market risks have not changed materially since March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of Company management, the CEO and CFO concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company believes there have been no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, filed with the SEC on June 12, 2006, that would materially affect its business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2007, the Company repurchased 382,700 of its common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on July 27, 2006. This common share repurchase authorization replaced the common share repurchase authorization of January 25, 2006, under which 10,900 shares remained available for repurchase, and does not have a stated maturity date. The following table summarizes the common shares repurchased during the second quarter of fiscal 2007 under the Company’s common share repurchase program:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
July 1-31	—	—	—	3,000,000
August 1-31 (1)	—	—	—	3,000,000
September 1-30	382,700	$24.81	382,700	2,617,300

Total	382,700	$24.81	382,700	2,617,300

(1)	Does not include 500 shares purchased in the open market on August 7, 2006 at an average price of $22.64 per share by an executive officer of the Company who may be deemed to be an affiliated purchaser.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company voted on the following items at the Annual Meeting of Shareholders held on July 26, 2006:

(a) All of the persons named below were elected as Directors of the Company for a term expiring at the Annual Meeting of Shareholders in 2007. Votes cast for and withheld from each of such persons were as follows:

	FOR	WITHHELD
Cynthia L. Feldmann	61,214,036	759,902
Stephen R. Hardis	37,558,358	24,415,580
Jacqueline B. Kosecoff	61,229,983	743,955
Raymond A. Lancaster	60,522,827	1,451,111
Kevin M. McMullen	57,747,531	4,226,407
J.B. Richey	60,972,435	1,001,503
Mohsen M. Sohi	60,778,502	1,195,436
Les C. Vinney	60,973,159	1,000,779
John P. Wareham	60,780,042	1,193,896
Loyal W. Wilson	60,970,703	1,003,235
Michael B. Wood	61,231,190	742,748

(b) Votes regarding the proposal to approve the STERIS Corporation 2006 Long-Term Equity Incentive Plan were as follows:

FOR	AGAINST	ABSTAIN	BROKER-NON-VOTES
45,709,589	8,252,514	1,084,329	6,927,506

(c) Votes regarding the proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2007 were as follows:

FOR	AGAINST	ABSTAIN
61,347,564	235,722	390,651

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.2	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.3	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.5 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.4	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.5	Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.6	Employment Agreement, dated as of September 7, 2006, between Les Vinney and STERIS Corporation (filed as Exhibit 10.1 to Form 8-K filed September 11, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.7	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees.*

10.8	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors.*

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ LAURIE BRLAS
Laurie Brlas Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) November 7, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.2	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.3	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.5 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.4	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.5	Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.6	Employment Agreement, dated as of September 7, 2006, between Les Vinney and STERIS Corporation (filed as Exhibit 10.1 to Form 8-K filed September 11, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.7	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees.*

10.8	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors.*

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.