Form 10-Q
period 2006-12-31
STERIS CORP
filed 2007-02-07
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

The number of common shares outstanding as of January 31, 2007: 64,871,229

STERIS Corporation

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2006	March 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,011	$72,732
Accounts receivable (net of allowances of $9,369 and $9,037, respectively)	207,012	242,002
Inventories, net	147,039	112,224
Current portion of deferred income taxes, net	13,190	13,021
Prepaid expenses and other current assets	34,298	20,336

Total current assets	440,550	460,315

Property, plant, and equipment, net	390,914	401,536
Goodwill and intangibles, net	333,897	326,529
Other assets	1,571	593

Total assets	$1,166,932	$1,188,973

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$827	$1,755
Accounts payable	61,183	87,057
Accrued income taxes	6,796	19,821
Accrued payroll and other related liabilities	49,137	50,496
Accrued expenses and other	72,648	75,017

Total current liabilities	190,591	234,146

Long-term indebtedness	125,420	114,480
Deferred income taxes, net	28,807	35,135
Long-term portion of retirement benefit obligations	75,073	74,385

Total liabilities	419,891	458,146

Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; issued and outstanding shares of 64,873 and 66,976, respectively	99,228	141,723
Retained earnings	640,717	596,878
Accumulated other comprehensive (loss) income:
Minimum pension liability and other	(6,218)	(6,214)
Cumulative foreign currency translation adjustment	13,314	(1,560)

Total shareholders’ equity	747,041	730,827

Total liabilities and shareholders’ equity	$1,166,932	$1,188,973

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenues:
Product	$192,945	$189,864	$538,079	$533,856
Service	106,022	97,628	309,491	295,155

Total revenues	298,967	287,492	847,570	829,011
Cost of revenues:
Product	112,072	109,659	313,712	309,044
Service	59,194	55,737	174,021	169,112

Total cost of revenues	171,266	165,396	487,733	478,156
Gross profit	127,701	122,096	359,837	350,855
Operating expenses:
Selling, general, and administrative	82,594	74,316	243,789	234,196
Research and development	8,078	8,726	24,756	25,564
Restructuring expenses	3,179	—	5,442	—

Total operating expenses	93,851	83,042	273,987	259,760

Income from continuing operations	33,850	39,054	85,850	91,095
Non-operating expenses (income):
Interest expense	1,714	1,100	5,859	3,624
Interest and miscellaneous income	(591)	(597)	(2,071)	(2,889)

Total non-operating expense, net	1,123	503	3,788	735
Income from continuing operations before income tax expense	32,727	38,551	82,062	90,360
Income tax expense	11,859	15,386	30,773	34,859

Net income from continuing operations	20,868	23,165	51,289	55,501
Discontinued operations:
Income from discontinued operations, net of tax	—	(301)	—	1,109
Gain on the sale of discontinued operations, net of tax	431	5,225	1,058	5,225

Net income	$21,299	$28,089	$52,347	$61,835

Basic earnings per common share:
Income from continuing operations, net of tax	$0.32	$0.34	$0.78	$0.81
Income from discontinued operations, net of tax	$0.01	$0.07	$0.02	$0.09

Net income	$0.33	$0.41	$0.80	$0.90

Diluted earnings per common share:
Income from continuing operations, net of tax	$0.32	$0.34	$0.78	$0.80
Income from discontinued operations, net of tax	$0.01	$0.07	$0.02	$0.09

Net income	$0.33	$0.41	$0.80	$0.89

Cash dividends declared per common share outstanding	$0.05	$0.04	$0.13	$0.12

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Operating activities:
Net income	$52,347	$61,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	44,273	42,110
Deferred income taxes	(7,107)	(97)
Share based compensation	8,895	—
Tax benefit from stock options exercised	—	2,001
Loss on the sale of property, plant, equipment, and intangibles, net	742	—
Gain on the sale of discontinued operations, net of tax	(1,058)	(5,225)
Other items	(553)	(8,863)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	39,095	34,588
Inventories, net	(32,338)	(20,401)
Other current assets	(16,468)	(1,278)
Accounts payable	(26,939)	(10,724)
Accruals and other, net	(19,518)	(5,020)
Assets of discontinued operations	—	39,047
Liabilities of discontinued operations	—	(28,606)

Net cash provided by operating activities	41,371	99,367

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(33,066)	(34,122)
Purchases of property, plant, equipment, and intangibles, net for discontinued operations	—	(160)
Investments in businesses, net of cash acquired	—	(1,504)
Proceeds from the sale of property, plant, equipment, and intangibles	2,577	—
Proceeds from the sale of discontinued operations	2,927	22,111

Net cash used in investing activities	(27,562)	(13,675)

Financing activities:
Proceeds under credit facilities, net	11,440	1,720
Payments on long-term obligations and capital leases	(1,436)	(3,380)
Repurchases of common shares	(59,628)	(64,326)
Cash dividends paid to common shareholders	(8,508)	(8,229)
Deferred financing fees	—	(217)
Stock option and other equity transactions, net	6,746	10,385
Tax benefit from stock options exercised	1,440	—

Net cash used in financing activities	(49,946)	(64,047)
Effect of exchange rate changes on cash and cash equivalents	2,416	(542)

(Decrease) increase in cash and cash equivalents	(33,721)	21,103
Cash and cash equivalents at beginning of period	72,732	23,547

Cash and cash equivalents at end of period	$39,011	$44,650

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2006 and 2005

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates and, therefore, operating results for the three and nine month periods ended December 31, 2006 are not necessarily indicative of results that may be expected for the full fiscal year ending March 31, 2007.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a benefit recognition model with a two-step approach: a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. If it is not more-likely-than-not that the benefit will be sustained on its technical merits, no benefit will be recorded. FIN 48 also requires that the amount of interest expense to be recognized related to uncertain tax positions be recognized in accordance with applying the applicable statutory rate of interest to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken in a tax return. The change in net assets as a result of applying this interpretation will be considered a

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings or goodwill, if allowed under existing accounting standards, in the period of transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of April 1, 2007, as required. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the Company’s consolidated financial statements.

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

2. Share-Based Compensation

Under the Company’s long-term incentive plan, up to 6,600,000 shares of common stock have been made available for grant at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, and restricted share units. Stock options provide the right to purchase the Company’s common shares at the market price on the date of grant, subject to the terms of option plans and agreements. Stock options granted generally become exercisable to the extent of one-fourth of the optioned shares for each full year of employment following the date of grant and generally expire 10 years after the date of grant, or earlier if an option holder ceases to be employed by the Company. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule whereby options vest on a prorated basis as defined by specific option agreements in the event of employment termination. Restricted shares and restricted share units cliff vest over an approximately three-year period. As of December 31, 2006, 5,977,725 shares remain available for grant under the long-term incentive plan.

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

Under the modified prospective transition method, compensation cost recognized in the first nine months of fiscal 2007 includes (a) compensation cost for all share-based compensation granted, but not yet vested, as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based compensation granted on or subsequent to April 1, 2006,

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company’s consolidated financial statements as of and for the three and nine month periods ended December 31, 2006 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123R.

The adoption of SFAS No. 123R on April 1, 2006 reduced the Company’s income from continuing operations before income taxes for the third quarter and first nine months of fiscal 2007 by $3,110 and $8,895, respectively, and reduced net income for the third quarter and first nine months of fiscal 2007 by $1,910 ($0.03 per basic and diluted share) and $5,462 ($0.08 per basic and diluted share), respectively. The adoption of SFAS No.123R also required the classification of the tax benefit from the exercise of stock options for the nine months ended December 31, 2006 of $1,440 as a financing activity in the cash flow statement rather than as an operating activity, as previously required. For the nine months ended December 31, 2005, the tax benefit from the exercise of stock options reported as an operating activity in the cash flow statement was $2,001.

The effect of the adoption of SFAS No. 123R on results for the first nine months of fiscal 2007 is not indicative of the effect on the remainder of fiscal 2007, as approximately $1,784 of the share-based compensation expense for the first nine months of the fiscal year was attributable to the accelerated recognition of expense for certain employees that are or will become eligible for retirement during the vesting period.

The following table contains pro forma disclosures regarding the effect on the Company’s net income, earnings per basic common share, and earnings per diluted common share for the third quarter and first nine months of fiscal 2006 had the Company applied a fair value method of accounting for share-based compensation in accordance with SFAS No. 123.

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net income:
As reported	$28,089	$61,835
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	1,383	4,257

Pro forma	$26,706	$57,578

Earnings per common share:
Basic:
As reported	$0.41	$0.90
Pro forma	0.39	0.84
Diluted:
As reported	$0.41	$0.89
Pro forma	0.38	0.83

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

The following weighted-average assumptions were used for all options granted during the first nine months of fiscal 2007 and fiscal 2006:

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

Stock option activity for the first nine months of fiscal 2007 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	5,706,874	$21.02
Granted	528,225	24.44
Exercised	(414,934)	16.13
Forfeited	(154,797)	25.57

Outstanding at December 31, 2006	5,665,368	$21.55	5.91	$20,516

Exercisable at December 31, 2006	3,999,665	$20.16	4.97	$20,049

The total intrinsic value of stock options exercised during the first nine months of fiscal 2007 and fiscal 2006 was $3,740 and $5,266, respectively. Net cash proceeds from the exercise of stock options were $6,692 and $10,225 for the first nine months of fiscal 2007 and fiscal 2006, respectively. An income tax benefit of $1,440 and $2,001 was realized from stock option exercises during the first nine months of fiscal 2007 and fiscal 2006, respectively.

The weighted average grant date fair value of stock option grants was $9.13 and $10.49 for the first nine months of fiscal 2007 and fiscal 2006, respectively. The weighted average grant date fair value of stock options granted to the CEO was adjusted based on the terms of the employment agreement between the Company and the CEO entered into in September 2006.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the first nine months of fiscal 2007 is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted- Average Grant Date Fair Value
Nonvested at March 31, 2006	2,200	—	$27.20
Granted	73,200	20,850	23.18
Vested	(2,200)	—	27.20
Canceled	(5,500)	—	23.17

Nonvested at December 31, 2006	67,700	20,850	$23.18

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and are estimated to cliff vest over an approximately three-year period based upon the terms of the grants. The total intrinsic value of restricted shares that vested during the first nine months of fiscal 2007 was $50.

As of December 31, 2006, there was $13,212 of total unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s share-based compensation plans. The cost is expected to be recognized over a weighted average period of 1.12 years.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(shares in thousands)
Weighted average common shares outstanding - basic	64,737	68,205	65,255	68,509
Dilutive effect of common share equivalents	603	621	541	721

Weighted average common shares outstanding and common share equivalents - diluted	65,340	68,826	65,796	69,230

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per common share because the exercise prices were greater than the average market price for the common shares during the periods:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(shares in thousands)
Number of common share options	1,262	2,177	2,157	1,370
Weighted average exercise price	$28.85	$26.85	$26.69	$28.26

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income	$21,299	$28,089	$52,347	$61,835
Foreign currency translation adjustments	3,256	(6,453)	14,874	(16,726)
Minimum pension liability and other	(4)	—	(4)	—

Total comprehensive income	$24,551	$21,636	$67,217	$45,109

5. Restructuring

Restructuring expenses have been recognized as incurred during fiscal 2007 as required under the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, property, plant and equipment associated with the restructuring actions were assessed for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily relate to adjustments to the carrying value and the estimated useful lives of the assets to reflect their estimated fair value and remaining useful life.

European Restructuring Plan

During the third quarter of fiscal 2007, the Company adopted a restructuring plan related to certain of its European operations (“European Restructuring Plan”). As part of this plan, the Company will close its Nanterre, France and Stockholm, Sweden sales offices. In addition, the Company has taken steps to reduce the workforce in certain European support functions. These actions are intended to improve the Company’s cost structure in Europe and are expected to impact approximately 40 employees in various European locations. In the three months ended December 31, 2006, the Company recorded $1,600 in restructuring expenses related to these actions.

The restructuring expenses predominately consist of severance and related benefits, with restructuring expenses of $1,384 and $216 related to the Healthcare and Life Sciences segments, respectively. The Company continues to evaluate its European operations for opportunities to enhance performance, but has not committed to any additional specific actions.

Fiscal 2006 Restructuring Plan

During the three and nine months ended December 31, 2006, the Company recorded $1,579 and $3,842, respectively, in restructuring expenses related to the previously announced transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other actions to improve the Company’s cost structure (“Fiscal 2006 Restructuring Plan”), exclusive of the European Restructuring Plan.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

Since the inception of the Fiscal 2006 Restructuring Plan, the Company has incurred restructuring expenses of $29,150, with restructuring expenses of $28,736 and $414 related to the Healthcare and Life Sciences segments, respectively. These charges primarily related to the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico.

The Company anticipates incurring approximately an additional $6,000 in restructuring expenses during the remainder of fiscal 2007 and fiscal 2008 in connection with the transfer of the manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico, which is a lower amount than originally anticipated due to a reduction in estimated severance costs for the Erie facility. Restructuring expenses to be incurred include compensation and benefits, severance, accelerated depreciation and other expenses.

The following tables summarize the Company’s total restructuring expenses incurred for the third quarter and first nine months of fiscal 2007:

Three Months Ended December 31, 2006	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$1,276	$739	$2,015
Lease termination costs	219	—	219
Asset impairment and accelerated depreciation	105	765	870
Other	—	75	75

Total restructuring charges	$1,600	$1,579	$3,179

Nine Months Ended December 31, 2006	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$1,276	$1,717	$2,993
Lease termination costs	219	—	219
Asset impairment and accelerated depreciation	105	2,034	2,139
Other	—	91	91

Total restructuring charges	$1,600	$3,842	$5,442

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within Accrued expenses and other. The following tables summarize the Company’s liabilities related to restructuring activities:

	Fiscal 2006 Restructuring Plan
	March 31, 2006	Fiscal 2007		December 31, 2006
		Provision	Payments
Severance and termination benefits	$1,941	$1,448	$(1,695)	$1,694
Lease termination obligation	135	—	(102)	33

Total	$2,076	$1,448	$(1,797)	$1,727

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

	European Restructuring Plan
	March 31, 2006	Fiscal 2007		December 31, 2006
		Provision	Payments
Severance and termination benefits	$—	$1,276	$(236)	$1,040
Lease termination obligation	—	219	—	219
Fixed asset impairment	—	105	—	105

Total	$—	$1,600	$(236)	$1,364

6. Depreciable Assets

Information related to the major categories of the Company’s depreciable assets is as follows:

	December 31, 2006	March 31, 2006
Land and land improvements (1)	$25,399	$24,611
Buildings and leasehold improvements	179,547	179,264
Machinery and equipment	264,271	259,820
Information systems	111,881	108,853
Radioisotope	129,151	125,008
Construction in progress (1)	41,617	31,554

Total property, plant, and equipment	751,866	729,110
Less: accumulated depreciation and depletion	(360,952)	(327,574)

Property, plant, and equipment, net	$390,914	$401,536

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	December 31, 2006	March 31, 2006
Raw materials	$42,875	$32,121
Work in process	31,571	29,011
Finished goods	72,593	51,092

Inventories, net	$147,039	$112,224

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

8. Debt

Indebtedness was as follows:

	December 31, 2006	March 31, 2006
Private placement	$100,000	$100,000
Credit facility	24,420	12,980
Other debt	1,827	3,255

Total	126,247	116,235
Less: current portion	827	1,755

Long-term portion	$125,420	$114,480

Additional information regarding the Company’s indebtedness is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006.

9. Additional Consolidated Balance Sheets Information

Additional information related to the Company’s Consolidated Balance Sheets is as follows:

	December 31, 2006	March 31, 2006
Accrued payroll and other related liabilities:
Compensation and related items	$15,311	$14,646
Accrued vacation	12,259	12,912
Accrued bonuses	6,521	3,542
Accrued employee commissions	8,290	9,474
Retirement benefit obligations-current portion	6,756	9,922

Total accrued payroll and other related liabilities	$49,137	$50,496

Accrued expenses and other:
Deferred revenues	$20,634	$19,408
Self-insured risk retention-Global Risk Insurance Company	18,564	16,090
Other self-insured risks	1,113	1,407
Accrued dealer commissions	5,573	6,067
Accrued warranty	5,999	7,226
Other	20,765	24,819

Total accrued expenses and other	$72,648	$75,017

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

10. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three month periods ended December 31, 2006 and 2005 were 36.2% and 39.9%, respectively. For the nine month periods ended December 31, 2006 and 2005, the effective income tax rates for continuing operations were 37.5% and 38.6%, respectively. The lower effective income tax rate for the three and nine month periods ended December 31, 2006 resulted principally from discrete item adjustments to recognize additional deferred tax assets related to foreign tax credits.

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

During the fourth quarter of fiscal 2006, the Company recorded curtailment and special termination benefit losses associated with the Fiscal 2006 Restructuring Plan. Fiscal 2007 net periodic benefit costs are reduced as a result of the recognition of these losses.

Components of the net periodic benefit cost of the Company’s defined benefit pension plans and other post-retirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Three Months Ended December 31,	2006	2005	2006	2005	2006	2005
Service cost	$(14)	$222	$109	$416	$—	$272
Interest cost	693	646	80	221	1,168	1,134
Expected return on plan assets	(680)	(697)	(97)	(230)	—	—
Net amortization and deferral	67	209	—	—	231	438

Net periodic benefit cost	$66	$380	$92	$407	$1,399	$1,844

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Nine Months Ended December 31,	2006	2005	2006	2005	2006	2005
Service cost	$85	$663	$328	$570	$—	$817
Interest cost	2,077	1,939	240	302	3,505	3,401
Expected return on plan assets	(2,039)	(2,091)	(291)	(315)	—	—
Net amortization and deferral	200	627	—	—	691	1,315

Net periodic benefit cost	$323	$1,138	$277	$557	$4,196	$5,533

It is the Company’s practice to fund amounts for the defined benefit pension plans at least sufficient to meet the minimum requirements set forth in applicable employee benefit laws and local tax laws. In September 2006, the Company contributed $3,125 to its U.S. defined benefit pension plans and as a result of making this contribution, the Company was able to reduce the third quarter service cost for its U.S. qualified defined benefit pension plans by approximately $63. Liabilities for amounts in excess of these funding levels are included on the accompanying Consolidated Balance Sheets of the Company.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

13. Business Segment Information

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Operating income (loss) for each of the Company’s reportable business segments reflects the full allocation of all distribution, corporate, and research and development expenses to the reportable segments. These allocations are based upon variables such as segment headcount and revenues. The accounting policies for reportable segments are the same as those for the consolidated Company. Segment results for the three and nine months ended December 31, 2005 exclude the freeze dryer product line, which has been presented as a discontinued operation, and reflect the reallocation of corporate overhead charges to all business segments. The freeze dryer product line was previously included in the Life Sciences business segment. For the three and nine months ended December 31, 2006, revenues from a single customer did not represent ten percent or more of any segment’s revenues. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006.

Financial information for each of the Company’s reportable business segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenues:
Healthcare	$209,807	$203,668	$594,032	$583,420
Life Sciences	56,062	52,671	154,394	149,932
STERIS Isomedix Services	33,098	31,153	99,144	95,659

Total revenues	$298,967	$287,492	$847,570	$829,011

Operating income (loss):
Healthcare	$25,598	$33,059	$67,142	$77,608
Life Sciences	2,534	746	1,496	(2,807)
STERIS Isomedix Services	5,718	5,249	17,212	16,294

Total operating income	$33,850	$39,054	$85,850	$91,095

Financial information for each of the Company’s geographic areas is presented in the following table. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenues:
United States	$227,792	$229,512	$662,973	$669,380
International	71,175	57,980	184,597	159,631

Total revenues	$298,967	$287,492	$847,570	$829,011

	December 31, 2006	March 31, 2006
Long-lived assets:
United States	$572,246	$589,384
International	154,136	139,274

Total long-lived assets	$726,382	$728,658

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

14. Repurchases of Common Shares

No repurchases of common shares were made by or on behalf of the Company during the third quarter of fiscal 2007. During the first nine months of fiscal 2007, the Company repurchased 2,585,300 of its common shares for $59,628, representing an average price of $23.06 per common share. At December 31, 2006, 2,617,300 common shares remained authorized for repurchase under the common share repurchase program which was approved by the Company’s Board of Directors and announced on July 27, 2006. This common share repurchase authorization does not have a stated maturity date. At December 31, 2006, 5,166,123 common shares were held in treasury.

15. Financial and Other Guarantees

The Company generally offers a limited parts and labor warranty on its capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the country where the Company conducts business. The Company provides for the estimated cost of product warranties at the time product revenues are recognized. Amounts due to customers for the Company’s future performance under these warranties are recorded as a current liability on the accompanying Consolidated Balance Sheets within Accrued expenses and other. Factors that affect the Company’s warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liability during the first nine months of fiscal 2007 were as follows:

Balance, March 31, 2006	$7,226
Warranties issued during the period	6,678
Settlements made during the period	(7,905)

Balance, December 31, 2006	$5,999

The Company also issues product maintenance contracts to its customers that are accounted for in accordance with the requirements of FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Such contracts generally range in terms from one to five years and require the Company to maintain and repair capital products over the maintenance contract term. Amounts due from customers under these contracts are initially recorded as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for such deferred service revenue was $15,447 and $15,876 as of December 31, 2006 and March 31, 2006, respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

16. Foreign Currency Forward Contracts

The Company enters into forward contracts to hedge potential foreign currency gains and losses that arise from assets and liabilities denominated in foreign currencies, including inter-company transactions. The Company does not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized on the accompanying Consolidated Statements of Income within Selling, general, and administrative expenses. At December 31, 2006, the Company held foreign currency forward contracts to sell 11.0 million euros and buy 2.0 million British pounds sterling.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2006 and 2005

(dollars in thousands, except per share amounts)

17. Business Acquisitions

Pursuant to the terms of the share purchase agreement with respect to Hamo Holding AG (“Hamo”), the final settlement and resolution of certain indemnification claims was made during the first quarter of fiscal 2006. Amounts received by the Company amounted to approximately 2.2 million Swiss francs (approximately $1,700) and are included in Interest and miscellaneous income on the Consolidated Statements of Income. Hamo was acquired by the Company during fiscal 2004.

18. Business Dispositions

On October 31, 2005, the Company completed the sale of its freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25,161). The transaction resulted in an after-tax gain to the Company of $7,292 ($1,058 recognized in the first nine months of fiscal 2007, $5,225 recognized in the first nine months of fiscal 2006, and $1,009 recognized in the fourth quarter of fiscal 2006). The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. Goodwill of $5,571 was allocated to the freeze dryer product line in connection with its disposition. This product line is presented in the Company’s financial statements as a discontinued operation. All historical financial information for this product line has been classified as a discontinued operation. Segment results for the three and nine months ended December 31, 2005 exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments. Revenues, (loss) income before income taxes, income tax (benefit) expense, and net income generated by this discontinued operation prior to its disposition were as follows:

(dollars in thousands)	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Revenues	$1,869	$10,624

(Loss) income before income taxes	$(501)	$1,326
Income tax (benefit) expense	(200)	217

Income from discontinued operations	$(301)	$1,109

19. Subsequent Events

Subsequent to December 31, 2006, foreign currency contracts to sell 11.0 million euros and to buy 2.0 million British pounds sterling matured. Subsequent to December 31, 2006, the Company entered into foreign currency forward contracts to sell 11.0 million euros and buy 2.0 million British pounds sterling.

On January 23, 2007, the Company announced that its Board of Directors had declared a quarterly cash dividend in the amount of $0.05 per common share, payable on March 13, 2007, to shareholders of record as of February 13, 2007.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income for the three-month and nine-month periods ended December 31, 2006 and 2005, and the consolidated statements of cash flows for the nine-month periods ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

February 6, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Measures. In the following sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the Company, at times, may refer to financial measures that are not required to be presented in the consolidated financial statements under U. S. GAAP. The Company has used the following financial measures that are not required to be presented under U. S. GAAP in the context of this report: backlog, debt to capital, and days sales outstanding. The Company defines these financial measures as follows:

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

•

Days sales outstanding (“DSOs”) - is defined by the Company as the average collection period for sales revenues. It is calculated as net accounts receivable divided by the trailing four quarter’s revenues, multiplied by 365 days. The Company uses this figure to help gauge the quality of its accounts receivable and expected time to collect.

In the following sections of MD&A, the Company, at times, may also refer to financial measures which are considered to be “Non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures used by the Company are as follows:

•

Free cash flow - is defined by the Company as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. The Company uses this measure to gauge its ability to fund future growth opportunities, repurchase common shares, and pay cash dividends. The following table reconciles the calculations of the Company’s free cash flow for the nine months ended December 31, 2006 and 2005:

	Nine Months Ended December 31,
(dollars in thousands)	2006	2005
Cash flows from operating activities	$41,371	$99,367
Purchases of property, plant, equipment and intangibles, net	(33,066)	(34,282)
Proceeds from the sale of property, plant, equipment and intangibles	2,577	—

Free cash flow	$10,882	$65,085

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

•	Recurring Revenues - Recurring revenues are defined by the Company as the combination of consumable revenues and service revenues.

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

The Company’s revenues are primarily derived from the healthcare and pharmaceutical industries. Much of the growth in its markets is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years. In addition, each of STERIS’s core industries also are benefiting from specific trends that drive growth. Within the healthcare market, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where Isomedix competes, a trend toward the outsourcing of sterilization services and single use medical devices continues to drive growth.

Beyond STERIS’s core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. Through STERIS’s Life Sciences segment, the Company is actively pursuing new opportunities to adapt its proven technologies to meet the needs of emerging applications such as defense, aerospace, and industrial decontamination. As a result of these efforts, the Company recently announced the grant of United States Environmental Protection Agency label clearance, which will allow for the more universal application of its proprietary technologies to combat emerging decontamination needs in various environments.

During the third quarter of fiscal 2007, the Company adopted a restructuring plan related to certain of its European operations. As part of this plan, the Company will close its Nanterre, France and Stockholm, Sweden sales offices. In addition, the Company has taken steps to reduce the workforce in certain European support functions. These restructuring actions are intended to improve the Company’s cost structure in Europe and are expected to impact approximately 40 employees in various European locations.

During the third quarter of fiscal 2007, the Company recorded pre-tax expenses of $1.6 million related to the European restructuring plan, primarily related to compensation and severance costs, lease termination costs, and fixed asset impairment charges.

On January 30, 2006, the Company announced that the manufacturing portion of its Erie, Pennsylvania operations will be transferred to Mexico to reduce production costs and improve the Company’s competitive position. Plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments also were approved.

During the first nine months of fiscal 2007, the Company incurred pre-tax expenses of $8.7 million associated with the transfer of its Erie, Pennsylvania manufacturing operations to Monterrey, Mexico. Included in these expenses are $3.9 million classified as restructuring expenses, primarily related to accelerated depreciation of assets, compensation and severance and termination benefits related to the transition.

Fiscal 2007 third quarter and year to date revenues were $299.0 million and $847.6 million, respectively, representing increases of 4.0% and 2.2%, respectively, from the same prior year periods. Revenue growth in the third quarter and first nine months of fiscal 2007 was driven by increased revenues in all three business segments.

The Company’s gross margin percentages were 42.7% and 42.5% for the third quarter and first nine months of fiscal 2007, respectively, representing increases of 20 basis points from the same prior year periods. Gross margins during both fiscal 2007 periods were positively impacted by price increases, reductions in freight and distribution costs, and operating efficiencies, which more than offset increases in the costs of labor and materials.

Free cash flow was $10.9 million in the first nine months of fiscal 2007 compared to $65.1 million in the same prior year period. The fiscal 2007 year to date free cash flow level was impacted by working capital changes, including approximately $30.0 million in payments to the IRS for taxes previously recognized and higher inventory levels. The Company’s debt-to-capital ratio increased to 14.5% at December 31, 2006 from 13.7% at March 31, 2006, reflecting increased borrowings utilized to fund working capital changes and common share repurchases. During the first nine months of fiscal 2007, the Company repurchased approximately 2.6 million common shares at an average purchase price per share of $23.06. The Company also declared and paid quarterly cash dividends of $0.13 and $0.12 per common share in the first nine months of fiscal 2007 and fiscal 2006, respectively.

Additional information regarding the Company’s fiscal 2007 third quarter and year to date financial performance is included in the subsection below titled “Results of Operations.”

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

The Company’s consolidated financial statements as of December 31, 2006 and for the three and nine month periods then ended reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS No. 123R. Total share-based compensation expense for the third quarter and first nine months of fiscal 2007 was $3.1 million and $8.9 million, respectively, on a pre-tax basis, or $1.9 million ($0.03 per basic and diluted share) and $5.5 million, ($0.08 per basic and diluted share), net of tax.

As of December 31, 2006, there was $13.2 million of total unrecognized compensation cost related to non-vested share-based compensation granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted average period of 1.12 years.

Additional information regarding the Company’s adoption of SFAS No. 123R is included in notes 1 and 2 to the consolidated financial statements.

Business Dispositions. On October 31, 2005, the Company completed the sale of its freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). The transaction resulted in an after-tax gain to the Company of approximately $7.3 million ($1.1 million recognized in the first nine months of fiscal 2007, $5.2 million recognized in the first nine months of fiscal 2006, and $1.0 million recognized in the fourth quarter of fiscal 2006). The freeze dryer product line, based in Cologne, Germany, was part of the Company’s Life Sciences segment. All historical financial information for this product line has been classified as a discontinued operation. Segment results for the three and nine months ended December 31, 2005 exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments.

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the third quarter of fiscal 2007, the Company’s revenues were favorably impacted by $3.6 million, or 1.2%, and income before taxes was favorably impacted by $0.8 million, or 2.4%, compared with the same period in fiscal 2006, as a result of foreign currency fluctuations. During the first nine months of fiscal 2007, the Company’s revenues were favorably impacted by $6.9 million, or 0.8%, and income before taxes was favorably impacted by $2.5 million, or 3.1%, as compared to the same prior year period, as a result of foreign currency fluctuations.

Results of Operations. The following subsections provide information regarding the Company’s results of operations for the third quarter and first nine months of fiscal 2007 compared with the same fiscal 2006 periods.

Revenues. The following table contains information regarding the Company’s revenues for the third quarter and first nine months of fiscal 2007 and 2006:

	Three Months Ended December 31,			Percent Change	Percent of Total Revenues
(dollars in thousands)	2006	2005	Change		2006 (1)	2005 (1)
Capital Revenues	$127,624	$124,857	$2,767	2.2%	42.7%	43.4%
Consumable Revenues	65,321	65,007	314	0.5%	21.8%	22.6%

Product Revenues	192,945	189,864	3,081	1.6%	64.5%	66.0%
Service Revenues	106,022	97,628	8,394	8.6%	35.5%	34.0%

Total Revenues	$298,967	$287,492	$11,475	4.0%	100.0%	100.0%

Service Revenues	$106,022	$97,628	$8,394	8.6%	35.5%	34.0%
Consumable Revenues	65,321	65,007	314	0.5%	21.8%	22.6%

Recurring Revenues	171,343	162,635	8,708	5.4%	57.3%	56.6%
Capital Revenues	127,624	124,857	2,767	2.2%	42.7%	43.4%

Total Revenues	$298,967	$287,492	$11,475	4.0%	100.0%	100.0%

United States	$227,792	$229,512	$(1,720)	-0.7%	76.2%	79.8%
International	71,175	57,980	13,195	22.8%	23.8%	20.2%

Total Revenues	$298,967	$287,492	$11,475	4.0%	100.0%	100.0%

	Nine Months Ended December 31,			Percent Change	Percent of Total Revenues
(dollars in thousands)	2006	2005	Change		2006 (1)	2005 (1)
Capital Revenues	$342,781	$340,932	$1,849	0.5%	40.4%	41.1%
Consumable Revenues	195,298	192,924	2,374	1.2%	23.0%	23.3%

Product Revenues	538,079	533,856	4,223	0.8%	63.5%	64.4%
Service Revenues	309,491	295,155	14,336	4.9%	36.5%	35.6%

Total Revenues	$847,570	$829,011	$18,559	2.2%	100.0%	100.0%

Service Revenues	$309,491	$295,155	$14,336	4.9%	36.5%	35.6%
Consumable Revenues	195,298	192,924	2,374	1.2%	23.0%	23.3%

Recurring Revenues	504,789	488,079	16,710	3.4%	59.6%	58.9%
Capital Revenues	342,781	340,932	1,849	0.5%	40.4%	41.1%

Total Revenues	$847,570	$829,011	$18,559	2.2%	100.0%	100.0%

United States	$662,973	$669,380	$(6,407)	-1.0%	78.2%	80.7%
International	184,597	159,631	24,966	15.6%	21.8%	19.3%

Total Revenues	$847,570	$829,011	$18,559	2.2%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Quarter over Quarter Comparison

Revenues increased $11.5 million, or 4.0%, to $299.0 million for the quarter ended December 31, 2006, as compared to $287.5 million for the comparable prior year quarter. As compared to the third quarter of fiscal 2006, recurring revenues increased 5.4%, driven primarily by an increase of 8.6% in service revenues, with consumable revenues remaining relatively flat. Capital revenues increased $2.8 million quarter over quarter as revenues increased internationally to more than offset a decline in the United States.

International revenues increased $13.2 million, or 22.8%, to $71.2 million, for the quarter ended December 31, 2006, as compared to $58.0 million for the comparable prior year quarter. International revenues were positively impacted by capital equipment revenues growth within both the Healthcare and Life Sciences segments with increases of 18.9% and 69.6%, respectively, over the comparable prior year quarter. Recurring revenues also grew within both the Healthcare and Life Sciences segments with increases of 6.1% and 32.1%, respectively, over the comparable prior year quarter.

United States revenues decreased $1.7 million, or 0.7%, to $227.8 million, for the quarter ended December 31, 2006, as compared to $229.5 million for the comparable prior year quarter. United States revenues were positively impacted by recurring revenue growth in all three business segments with increases of 3.9%, 2.4%, and 6.7% in the Healthcare, Life Sciences, and Isomedix segments, respectively. The strength in recurring revenues was more than offset by a decline in capital revenues of 8.1%, reflecting declines in both the Healthcare and Life Sciences segments.

Year over Year Comparison

Revenues increased $18.6 million, or 2.2%, to $847.6 million for the first nine months of fiscal 2007, as compared to $829.0 million for the same prior year period. As compared to the first nine months of fiscal 2006, recurring revenues increased 3.4%, reflecting growth in consumable revenues and service revenues, with increases of 1.2% and 4.9%, respectively. Capital revenues were relatively flat, with an increase of 0.5%.

International revenues for the first nine months of fiscal 2007 amounted to $184.6 million, an increase of $25.0 million, or 15.6%, as compared to the first nine months of fiscal 2006. Fiscal 2007 year-to-date international revenues were positively impacted by strong capital revenue growth within both the Healthcare and Life Sciences segments, with increases of 16.8% and 46.1%, respectively.

United States revenues for the first nine months of fiscal 2007 amounted to $663.0 million, a decrease of $6.4 million, or 1.0%, as compared to the first nine months of fiscal 2006. Strong underlying demand for the Company’s service offerings and consumable products was offset by a decline in capital revenues in both the Healthcare and Life Sciences segments.

Revenues are further discussed on a segment basis in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table contains information regarding the Company’s gross profit for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Gross Profit:
Product	$80,873	$80,205	$668	0.8%
Service	46,828	41,891	4,937	11.8%

Total Gross Profit	$127,701	$122,096	$5,605	4.6%

Gross Profit Percentage:
Product	41.9%	42.2%
Service	44.2%	42.9%

Total Gross Profit Percentage	42.7%	42.5%

	Nine Months Ended December 31,			Percent Change
	2006	2005	Change
Gross Profit:
Product	$224,367	$224,812	$(445)	-0.2%
Service	135,470	126,043	9,427	7.5%

Total Gross Profit	$359,837	$350,855	$8,982	2.6%

Gross Profit Percentage:
Product	41.7%	42.1%
Service	43.8%	42.7%

Total Gross Profit Percentage	42.5%	42.3%

Gross profit (margin) is impacted by the volume, pricing, and mix of the Company’s products and services, as well as, the costs associated with the products and services that are sold. Gross margin for the third quarter of fiscal 2007 amounted to 42.7%, representing an increase of 20 basis points as compared to the same prior year period. For the first nine months of fiscal 2007, gross margin amounted to 42.5%, representing an increase of 20 basis points as compared to the same prior year period. Gross margins for both fiscal 2007 periods were positively impacted by price increases, reductions in freight and distribution costs and operating efficiencies, which more than offset increases in the costs of labor and materials. Gross margins for the third quarter and first nine months of fiscal 2007 included $0.2 million and $0.9 million, respectively, in share-based compensation expense as a result of the adoption of SFAS No. 123R.

Operating Expenses. The following table contains information regarding the Company’s operating expenses for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Operating Expenses:
Selling, General, and Administrative	$82,594	$74,316	$8,278	11.1%
Research and Development	8,078	8,726	(648)	-7.4%
Restructuring Expense	3,179	—	3,179	NM

Total Operating Expenses	$93,851	$83,042	$10,809	13.0%

	Nine Months Ended December 31,			Percent Change
	2006	2005	Change
Operating Expenses:
Selling, General, and Administrative	$243,789	$234,196	$9,593	4.1%
Research and Development	24,756	25,564	(808)	-3.2%
Restructuring Expense	5,442	—	5,442	NM

Total Operating Expenses	$273,987	$259,760	$14,227	5.5%

NM - Not Meaningful

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A increased 180 basis points to 27.6% for the third quarter of fiscal 2007 and increased 50 basis points to 28.8% for the first nine months of fiscal 2007, as compared to the same prior year periods. SG&A in both fiscal 2007 periods were negatively impacted primarily by share-based compensation expense, increased compensation and benefit costs, and increased travel-related expenses.

As a percentage of total revenues, research and development expenses were 2.7% and 2.9% for the three and nine month periods ended December 31, 2006, respectively, as compared to 3.0% and 3.1%, respectively, for the same prior year periods. For the three and nine month periods ended December 31, 2006, research and development expenses decreased 7.4% and 3.2% to $8.1 million and $24.8 million, respectively, as compared to $8.7 million and $25.6 million, respectively, during the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. The Company continues to focus research and development efforts on product development, product improvements, and the development of new technological innovations. Research and development efforts are concentrated in the defense and industrial areas, sterile processing combination technologies, and the area of prions, or infectious proteins.

SG&A and research and development expenses for the third quarter and first nine months of fiscal 2007 included $2.9 million and $8.0 million, respectively, in share-based compensation expense as a result of the adoption of SFAS No. 123R.

Operating expenses include restructuring expenses, which have been recognized as incurred during fiscal 2007, as required under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the property, plant and equipment associated with the restructuring actions were assessed for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily result from the reevaluation of the remaining useful lives of property, plant and equipment based on the transfer plans. The Company did not incur restructuring expenses in the third quarter or first nine months of fiscal 2006.

During the third quarter of fiscal 2007, the Company recorded $1.6 million in restructuring expenses related to the closing of its Nanterre, France and Stockholm, Sweden sales offices and the rationalization of certain European support functions. The restructuring expenses predominately consist of severance and related benefits, with restructuring expenses of $1.4 million and $0.2 million related to the Healthcare and Life Sciences segments, respectively. The Company continues to evaluate its European operations for opportunities to enhance performance, but has not committed to any additional specific actions.

In the third quarter and first nine months of fiscal 2007, the Company recorded $3.0 million and $8.7 million, respectively, in expenses related to the transfer of its Erie, Pennsylvania manufacturing operations to Monterrey, Mexico. Included in these expenses are $1.7 million and $3.9 million classified as Fiscal 2006 Restructuring Plan expenses in the respective periods. These costs are associated with the Healthcare business segment. Since the inception of the Fiscal 2006 Restructuring Plan, the Company has incurred restructuring expenses of $29.1 million, with restructuring expenses of $28.7 million and $0.4 million related to the Healthcare and Life Sciences segments, respectively.

The Company anticipates incurring approximately an additional $6.0 million in restructuring expenses during the remainder of fiscal 2007 and fiscal 2008 in connection with the transfer of the manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico, which is a lower amount than originally anticipated due to a reduction in estimated severance costs for the Erie facility. Restructuring expenses to be incurred include compensation and benefits, severance, accelerated depreciation and other expenses.

The following tables summarize the restructuring expenses the Company incurred for the third quarter and first nine months of fiscal 2007:

Three Months Ended December 31, 2006	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$1,276	$739	$2,015
Lease termination costs	219	—	219
Asset impairment and accelerated depreciation	105	765	870
Other	—	75	75

Total restructuring charges	$1,600	$1,579	$3,179

Nine Months Ended December 31, 2006	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$1,276	$1,717	$2,993
Lease termination costs	219	—	219
Asset impairment and accelerated depreciation	105	2,034	2,139
Other	—	91	91

Total restructuring charges	$1,600	$3,842	$5,442

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within Accrued expenses and other. The following tables summarize the Company’s liabilities related to restructuring activities:

	Fiscal 2006 Restructuring Plan
	March 31, 2006	Fiscal 2007		December 31, 2006
		Provision	Payments
Severance and termination benefits	$1,941	$1,448	$(1,695)	$1,694
Lease termination obligation	135	—	(102)	33

Total	$2,076	$1,448	$(1,797)	$1,727

	European Restructuring Plan
	March 31, 2006	Fiscal 2007		December 31, 2006
		Provision	Payments
Severance and termination benefits	$—	$1,276	$(236)	$1,040
Lease termination obligation	—	219	—	219
Fixed asset impairment	—	105	—	105

Total	$—	$1,600	$(236)	$1,364

Non-Operating Expense, Net. The following table contains information regarding the Company’s non-operating (income) expense, net for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,
(dollars in thousands)	2006	2005	Change
Non-Operating Expense, Net:
Interest Expense	$1,714	$1,100	$614
Interest and Miscellaneous Income	(591)	(597)	6

Total Non-Operating Expense, Net	$1,123	$503	$620

	Nine Months Ended December 31,
	2006	2005	Change
Non-Operating Expense, Net:
Interest Expense	$5,859	$3,624	$2,235
Interest and Miscellaneous Income	(2,071)	(2,889)	818

Total Non-Operating Expense, Net	$3,788	$735	$3,053

Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. Interest expense increased $0.6 million and $2.2 million during the third quarter and first nine months of fiscal 2007, respectively, as compared to the prior year periods as a result of higher average debt levels and higher average interest rates during both fiscal 2007 periods. Interest and miscellaneous income was relatively flat for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. For the first nine months of fiscal 2007, interest and miscellaneous income decreased $0.8 million. This reduction primarily reflects the first quarter fiscal 2006 settlement in the amount of $1.7 million in miscellaneous income due to the resolution of certain indemnification claims pursuant to the terms of the share purchase agreement with respect to Hamo, which was acquired by the Company in fiscal 2004, partially offset by interest earned on higher average cash balances in the first half of fiscal 2007.

Income Tax Expense. The following table contains information regarding the Company’s income tax expense and effective income tax rates for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Income Tax Expense	$11,859	$15,386	$(3,527)	-22.9%
Effective Income Tax Rate	36.2%	39.9%

	Nine Months Ended December 31,			Percent Change
	2006	2005	Change
Income Tax Expense	$30,773	$34,859	$(4,086)	-11.7%
Effective Income Tax Rate	37.5%	38.6%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and nine month periods ended December 31, 2006 were 36.2% and 37.5%, respectively, as compared to 39.9% and 38.6%, respectively, for the same prior year periods. The lower effective income tax rate for the three and nine month periods ended December 31, 2006 resulted principally from discrete item adjustments to recognize additional deferred tax assets related to foreign tax credits.

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

Business Segment Results of Operations. Segment results for the three and nine months ended December 31, 2005 exclude the freeze dryer product line, which was sold in October 2005, and reflect the reallocation of corporate overhead charges to all business segments. Information presented in the following tables and related discussion regarding segment revenues and operating results reflect these changes.

The Company operates and reports in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Additional information regarding the Company’s business segments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006. The following table contains information regarding business segment revenues for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Revenues:
Healthcare	$209,807	$203,668	$6,139	3.0%
Life Sciences	56,062	52,671	3,391	6.4%
STERIS Isomedix Services	33,098	31,153	1,945	6.2%

Total Revenues	$298,967	$287,492	$11,475	4.0%

	Nine Months Ended December 31,			Percent Change
	2006	2005	Change
Revenues:
Healthcare	$594,032	$583,420	$10,612	1.8%
Life Sciences	154,394	149,932	4,462	3.0%
STERIS Isomedix Services	99,144	95,659	3,485	3.6%

Total Revenues	$847,570	$829,011	$18,559	2.2%

Healthcare Segment

Healthcare segment revenues represented 70.2% of total Company revenues for the third quarter of fiscal 2007 compared with 70.8% for the same prior year period. Healthcare revenues increased $6.1 million, or 3.0%, to $209.8 million for the quarter ended December 31, 2006, compared with $203.7 million for the third quarter of fiscal 2006. The increase in Healthcare revenues was driven by strong international capital revenues and a 10.5% increase in global service revenues. Tempering the Healthcare segment’s revenue growth was a decline in consumable revenues of 1.2% and a decline in United States capital revenues of 3.4% as a result of soft demand levels in North America. At December 31, 2006, the Healthcare segment’s backlog amounted to $88.1 million, representing an increase of $5.9 million, or 6.8%, compared to the September 30, 2006 level and an increase of $15.5 million, or 21.3%, compared to the December 31, 2005 level.

Healthcare segment revenues represented 70.1% of total Company revenues for the first nine months of fiscal 2007 compared with 70.4% for the same prior year period. Healthcare revenues increased $10.6 million, or 1.8%, to $594.0 million for the nine months ended December 31, 2006, as compared to $583.4 million for the same prior year period. The increase is attributable to service revenue growth of 6.6% globally, with growth of 5.5% within the United States and 12.8% internationally.

Life Sciences Segment

Life Sciences segment revenues represented 18.8% of total Company revenues for the third quarter of fiscal 2007 as compared to 18.3% for the comparable prior year quarter. Life Sciences revenues increased $3.4 million, or 6.4%, to $56.1 million for the quarter ended December 31, 2006, as compared to $52.7 million for the third quarter of fiscal 2006. The increase in Life Sciences revenues was driven by increases in capital revenues, consumable revenues, and service revenues of 4.6%, 8.8%, and 7.5%, respectively. Capital revenues reflect substantial increases in the Canadian and European markets. This growth was partially offset by a decline in the United States market, resulting from a competitive environment in the United States research equipment business. The growth in consumable revenues reflects increases of 5.0% and 34.0% in the United States and European markets, respectively. The increase in service revenues is primarily attributable to increases in the European and Asian markets. At December 31, 2006, the Life Sciences segment’s backlog amounted to $44.9 million, increasing $0.6 million, or 1.4%, compared to the backlog of $44.3 million at September 30, 2006 and decreasing $1.2 million, or 2.7%, compared to the December 31, 2005 level.

Life Sciences segment revenues represented 18.2% of total Company revenues for the first nine months of fiscal 2007 as compared to 18.1% for the comparable prior year period. Life Sciences revenues increased $4.5 million, or 3.0%, to $154.4 million for the first nine months of fiscal 2007, as compared to $149.9 million for the same prior year period. The increase in Life Sciences revenues was driven by a 5.4% increase in recurring revenues. Overall, Life Sciences capital revenues were flat, primarily due to the competitive environment in the United States research equipment business.

STERIS Isomedix Services Segment

STERIS Isomedix Services segment revenues represented 11.1% of total Company revenues for the third quarter of fiscal 2007 as compared to 10.8% for the comparable prior year quarter. The segment’s revenues increased $1.9 million, or 6.2%, to $33.1 million during the third quarter of fiscal 2007, as compared to $31.2 million during the comparable prior year quarter. The increase in Isomedix revenues resulted from increased demand from medical device customers and routine price increases.

STERIS Isomedix Services segment revenues represented 11.7% of total Company revenues for the first nine months of fiscal 2007 as compared to 11.5% for the comparable prior year period. The segment experienced revenue growth of $3.4 million, or 3.6%, to $99.1 million during the first nine months of fiscal 2007 as compared to $95.7 million for the same prior year period. The increase in revenues was primarily driven by increased demand from medical device customers and routine price increases.

The following table contains information regarding business segment operating income (loss) for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Operating Income (Loss):
Healthcare	$25,598	$33,059	$(7,461)	-22.6%
Life Sciences	2,534	746	1,788	239.7%
STERIS Isomedix Services	5,718	5,249	469	8.9%

Total Operating Income	$33,850	$39,054	$(5,204)	-13.3%

	Nine Months Ended December 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Operating Income (Loss):
Healthcare	$67,142	$77,608	$(10,466)	-13.5%
Life Sciences	1,496	(2,807)	4,303	NM
STERIS Isomedix Services	17,212	16,294	918	5.6%

Total Operating Income	$85,850	$91,095	$(5,245)	-5.8%

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

Healthcare Segment

Healthcare segment operating income decreased $7.5 million and $10.5 million for the third quarter and first nine months of fiscal 2007, respectively, as compared to the same prior year periods. The segment’s operating margins were 12.2% and 11.3% for the third quarter and first nine months of fiscal 2007, respectively, representing decreases of 400 basis points and 200 basis points, respectively, as compared to the same prior year periods. Operating margins for the third quarter and first nine months of fiscal 2007 were impacted by increased material costs, expenses associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico of $3.0 million and $8.7 million, respectively, including $1.7 million and $3.9 million classified as restructuring, respectively, and expenses of $1.4 million associated with the European Restructuring Plan. The Healthcare segment also incurred share-based compensation expense of $2.2 million and $6.0 million, respectively, during the third quarter and first nine months of fiscal 2007, as a result of the adoption of SFAS No. 123R.

Life Sciences Segment

Life Sciences segment had operating income of $2.5 million and $1.5 million for the third quarter and first nine months of fiscal 2007, respectively, as compared to operating income of $0.7 million and an operating loss of $2.8 million for the same prior year periods. The improvement in operating performance reflects higher gross margins resulting from a shift in revenue mix, higher volumes, and productivity enhancements. Results also reflect improved leverage of operating expenses offset by share-based compensation expense of $0.6 million and $1.8 million in the third quarter and first nine months of fiscal 2007, respectively, as a result of the adoption of SFAS No. 123R.

STERIS Isomedix Services Segment

STERIS Isomedix Services segment operating income increased $0.5 million and $0.9 million for the third quarter and first nine months of fiscal 2007, respectively, as compared to the same prior year periods. The segment’s operating margins were 17.3% and 17.4% for the third quarter and first nine months of fiscal 2007, respectively, representing increases of 50 basis points and 40 basis points, respectively, over the comparable prior year periods. The segment’s margins reflect pricing and volumes on a relatively fixed cost base. Operating results for the third quarter and first nine months of fiscal 2007 included share-based compensation expense of $0.3 million and $1.1 million, respectively, as a result of the adoption of SFAS No. 123R.

Liquidity and Capital Resources. The following table summarizes significant components of the Company’s cash flows for the nine months ended December 31, 2006 and 2005:

Cash Flows

	Nine Months Ended December 31,
(dollars in thousands)	2006	2005
Operating activities:
Net income	$52,347	$61,835
Gain on the sale of discontinued operations, net of tax	(1,058)	(5,225)
Loss on the sale of property, plant and equipment	742	—
Non-cash items	45,508	35,151
Changes in assets and liabilities of discontinued operations	—	10,441
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(56,168)	(2,835)

Net cash provided by operating activities	$41,371	$99,367

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(33,066)	$(34,282)
Investments in businesses, net of cash acquired	—	(1,504)
Proceeds from the sale of property, plant and equipment	2,577	—
Proceeds from the sale of discontinued operations	2,927	22,111

Net cash used in investing activities	$(27,562)	$(13,675)

Financing activities:
Proceeds under credit facilities, net	$11,440	$1,720
Payments on long-term obligations and capital leases, net	(1,436)	(3,380)
Repurchases of common shares	(59,628)	(64,326)
Cash dividends paid to common shareholders	(8,508)	(8,229)
Deferred financing fees	—	(217)
Stock option and other equity transactions, net	8,186	10,385

Net cash used in financing activities	$(49,946)	$(64,047)

Debt-to-captial ratio	14.5%	12.7%
Free cash flow	$10,882	$65,085

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $41.4 million for the first nine months of fiscal 2007 compared with $99.4 million for the first nine months of fiscal 2006. Operating cash flows were derived as follows:

•

Non-cash items- Non-cash items were $45.5 million for the first nine months of fiscal 2007 compared with $35.1 million for the first nine months of fiscal 2006. Non-cash items include depreciation, depletion, and amortization, changes in deferred income taxes, share-based compensation expense and other items. The most significant component of non-cash items were depreciation, depletion, and amortization. Depreciation, depletion, and amortization amounted to $44.3 million and $42.1 million for the first nine months of fiscal 2007 and 2006, respectively. The $2.1 million increase in depreciation, depletion, and amortization, period-over-period, was primarily the result of accelerated depreciation of certain assets driven by the Fiscal 2006 Restructuring Plan and the European restructuring actions. As a result of adopting SFAS No. 123R, the Company also incurred non-cash share-based compensation expense of $8.9 million for the first nine months of fiscal 2007. During the first nine months of fiscal 2006, the Company granted stock options at the fair value of the underlying shares on the date of the grant and, therefore, recognized no share-based compensation expense as permitted by previous accounting rules. Deferred tax benefits were $7.1 million and $0.1 million for the first nine months of fiscal 2007 and fiscal 2006, respectively. The $7.0 million increase in deferred tax, period-over-period, was a result of making tax deposits against expected future settlements and recording the effects of SFAS No. 123R.

•

Working Capital- Excluding the impact of foreign currency translation adjustments, changes to the Company’s working capital amounted to a negative $56.2 million and $2.8 million during the first nine months of fiscal 2007 and fiscal 2006, respectively. Information regarding significant components of the Company’s fiscal 2007 first nine months working capital change is as follows (excluding the impact of foreign currency translation adjustments):

•

Accounts receivable, net- Accounts receivable, net decreased $39.1 million during the first nine months of fiscal 2007 as compared to a net decrease of $34.6 million for the same prior year period. Accounts receivable balances are influenced by seasonality and the timing of revenues and customer collections. Accounts receivable days sales outstanding decreased to 64 days at December 31, 2006, from 76 days and 67 days at March 31, 2006 and December 31, 2005, respectively. The decrease in the balance of accounts receivable and DSOs from the March 31, 2006 level is reflective of improvements in collections and lower revenues for the third quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006 due to business seasonality.

•

Inventories, net- Inventories, net increased $32.3 million during the first nine months of fiscal 2007 as compared to an increase of $20.4 million for the same prior year period. With respect to the first nine months of fiscal 2007, inventory increases reflect seasonality and new product and service initiatives, along with an approximate $15.0 million inventory build associated with the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico. The Company increased inventory levels at both the Erie and Monterrey facilities to ensure consistent availability of product for its customers during the transition.

•

Other current assets- Other current assets increased $16.5 million during the first nine months of fiscal 2007. The increase reflects approximately $17.5 million of the tax payment made during the first quarter of fiscal 2007 that is on deposit with the IRS subject to final resolution on audit.

•

Accounts payable, net- Accounts payable, net decreased $26.9 million during the first nine months of fiscal 2007 as compared to a decrease of $10.7 million for the same prior year period due primarily to varying payment due dates and other terms of accounts payable obligations.

•

Accruals and other, net- Accruals and other, net decreased $19.5 million during the first nine months of fiscal 2007. Accrued income taxes decreased by approximately $13.0 million during the first nine months of fiscal 2007 due to the application of tax payments made in the first quarter as tax years were closed. Approximately $3.1 million of the fiscal 2007 decrease is a result of a contribution made by the Company to its defined benefit pension plans in September 2006. An additional $3.0 million of the decrease is a result of the first quarter 2007 settlement of a fiscal 2006 accrual for the termination of certain long-term marketing contracts. The fluctuation of accruals and other, net is driven by various factors, including the timing of accruals and payments under the Company’s incentive compensation programs. Accruals under various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under several compensation programs. Fluctuations in deferred revenues also contribute to an increase or decrease in accruals and other, net.

•

Discontinued operations- Changes in the working capital of discontinued operations contributed $10.4 million in the nine-month period ended December 31, 2005. The discontinued operations relate to the freeze dryer business, which the Company sold in October 2005.

Net Cash Used In Investing Activities. Cash flows used in investing activities amounted to $27.6 million for the first nine months of fiscal 2007 compared with $13.7 million for the first nine months of fiscal 2006. Information regarding significant components of the Company’s investing cash flows for the first nine months of fiscal 2007 and 2006 is as follows:

•

Purchases of property, plant, equipment, and intangibles, net- During the first nine months of fiscal 2007, the Company’s capital expenditures amounted to $33.1 million compared with $34.3 million during the same prior year period. Decreased capital spending levels during the first nine months of fiscal 2007 resulted primarily from a reduction in material purchases for STERIS Isomedix Services and reductions in capital investments in support of research and development. In addition, capital spending included the cost for a license to distribute an instrument tracking solution in North America.

•

Investment in businesses, net of cash acquired- During first nine months of fiscal 2006, the Company recorded purchase price adjustments totaling $1.5 million related to the acquisition of Albert Browne Limited and its subsidiaries (“Browne”). The Company acquired Browne in the second quarter of fiscal 2005.

•

Proceeds from the sale of property, plant and equipment- These proceeds include $2.4 million the Company received during the third quarter of fiscal 2007 from the sale of a building located in Nogales, Arizona.

•

Proceeds from the sale of discontinued operations- During the first nine months of fiscal 2007, additional proceeds of $2.9 million were received related to the freeze dryer business sold during fiscal 2006.

Net Cash Used In Financing Activities. Net cash used in financing activities amounted to $49.9 million for the first nine months of fiscal 2007 compared with $64.0 million for the first nine months of fiscal 2006. Information regarding the significant components of the Company’s financing cash flows for the periods presented follows:

•

Net proceeds under credit facilities- Net proceeds from borrowings under credit facilities were $11.4 million in the first nine months of fiscal 2007. Proceeds were used to fund share repurchases and working capital changes.

•

Repurchases of common shares- During the first nine months of fiscal 2007, the Company repurchased 2,585,300 of its common shares at an average purchase price of $23.06 per common share compared with the repurchase of 2,577,675 of its common shares at an average purchase price of $24.96 per common share during the first nine months of fiscal 2006.

•

Cash dividends paid to common shareholders- During the first nine months of fiscal 2007 and fiscal 2006, the Company paid cash dividends totaling $0.13 and $0.12 per outstanding common share, respectively. Total cash dividends paid during the first nine months of fiscal 2007 and fiscal 2006 amounted to $8.5 million and $8.2 million, respectively.

•

Stock option and other equity transactions, net- Cash flows from stock option and other equity transactions, net are primarily derived from the issuance of the Company’s common shares under various employee stock compensation programs. During the first nine months of fiscal 2007 and 2006, cash proceeds from the issuance of common shares under these programs totaled $6.7 million and $10.2 million, respectively.

Sources of Credit and Contractual and Commercial Commitments. Information regarding the Company’s sources of credit and contractual and commercial commitments is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006. The Company’s commercial commitments were approximately $26.6 million at December 31, 2006, reflecting a net decline of $4.6 million in surety bonds and other commercial commitments from March 31, 2006. The Company’s contractual commitments have not changed materially from March 31, 2006. The maximum aggregate borrowing limits under the revolving credit facility (“Facility”) have not changed since March 31, 2006. At December 31, 2006, the maximum amount available under this Facility was $232.8 million. The maximum aggregate borrowing limit of $275.0 million under the Facility is reduced by outstanding amounts ($24.4 million) and letters of credit issued under a sub-limit within the Facility ($17.8 million).

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

Critical Accounting Policies, Estimates, and Assumptions. The Company adopted SFAS No. 123R effective April 1, 2006, utilizing the modified prospective method as described in the standard. Under the modified prospective method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. Prior to adoption, the Company accounted for share-based payments under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company recognized $3.1 million and $8.9 million in total share-based compensation expense during the three and nine months ended December 31, 2006, respectively. Total unvested share-based compensation expense was $13.2 million at December 31, 2006 and had a total weighted average remaining term of 1.12 years. See Note 2 to the consolidated financial statements for more information on share-based compensation.

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

International Operations. Given the nature of the Company’s global operations, it maintains an inherent exposure to fluctuations in foreign currencies. During the third quarter of fiscal 2007, the Company’s revenues were favorably impacted by $3.6 million, or 1.2%, and income before taxes was favorably impacted by $0.8 million, or 2.4%, when compared to the same period in fiscal 2006. During the first nine months of fiscal 2007, the Company’s revenues were favorably impacted by $6.9 million, or 0.8%, and income before taxes was favorably impacted by $2.5 million, or 3.1%, when compared to the same period in fiscal 2006. The Company cannot predict future changes in foreign currency exchange rates or the effect they will have on the Company’s operations.

Forward-Looking Statements. This document may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect Company performance, results, or value, (d) the potential of international unrest, (e) effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services, (g) the possibility that anticipated cost savings may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental or other issues or risks associated with the Company’s expansion, transfer or other initiatives, including the Fiscal 2006 Restructuring Plan and the European Restructuring Plan, may adversely impact Company performance, results, or value, (h) the Company’s ability to identify, select, hire, and transition to a new president and Chief Executive Officer and/or other executive management positions, and (i) those risks described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on June 12, 2006, under Item 1A, “Risk Factors.”

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of Company management, the PEO and PFO concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No repurchases of common shares were made by or on behalf of the Company during the third quarter of fiscal 2007. As of December 31, 2006, 2,617,300 common shares remained authorized for repurchase under the common share repurchase program which was approved by the Company’s Board of Directors and announced on July 27, 2006. This common share repurchase authorization does not have a stated maturity date.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ MICHAEL J. TOKICH
Michael J. Tokich Vice President and Corporate Controller February 7, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

4.2	Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.2 to the Registration Statement on Form 8-A filed April 16, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

4.3	Amendment No. 1, dated June 7, 2002, to Amended and Restated Rights Agreement, dated as of January 21, 1999, between STERIS Corporation and National City Bank, as successor Rights Agent (filed as Exhibit 4.1 to the Registration Statement on Form 8-A/A filed June 10, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.