Form 10-K
period 2007-03-31
STERIS CORP
filed 2007-05-30
CIK 815065

United States Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2007

OR

☐ Transition Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 1-14643

STERIS Corporation

(Exact name of registrant as specified in its charter)

Ohio		34-1482024
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

5960 Heisley Road, Mentor, Ohio (Address of principal executive offices)	44060-1834 (Zip Code)	440-354-2600 (Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of Exchange on Which Registered
Common Shares, without par value	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 2006: $1,554,845,885

The number of Common Shares outstanding as of May 16, 2007: 65,169,725

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting – Part III

PART I

Throughout this Annual Report, STERIS Corporation and its subsidiaries together are called “STERIS,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year, which ends on March 31. For example, fiscal year 2007 ended on March 31, 2007.

ITEM 1.	BUSINESS

INTRODUCTION

STERIS Corporation is a leading provider of infection prevention and surgical products and services, focused primarily on the critical markets of healthcare, pharmaceutical and research. Our mission is to provide a healthier today and a safer tomorrow through knowledgeable people and innovative infection prevention, decontamination and health science technologies, products and services. We offer our customers a unique mix of capital products, such as: sterilizers and surgical tables; consumable products, such as detergents and skin care products; and services, including equipment installation and maintenance, as well as the bulk sterilization of single-use medical devices.

We were founded as Innovative Medical Technologies in Ohio in 1985, and renamed STERIS Corporation in 1987. With global headquarters in Mentor, Ohio, we have approximately 5,100 employees worldwide and operate in more than 60 countries. We have a direct sales force of 522 and a service organization of 1,056 who work diligently to ensure that we are meeting the increasingly complex needs of our customers.

We manage our business in three market-focused business segments: Healthcare, Life Sciences and STERIS Isomedix Services. Healthcare is the largest piece of our business, contributing 70.6% of fiscal 2007 revenues and 80.3% of our fiscal 2007 operating income. In this segment, we serve customers anywhere surgical procedures take place by providing support directly to the operating room, as well as to the sterile processing department where instruments are reprocessed in between surgeries. Our products and services enable customers to reduce cost and improve outcomes in these critical environments.

Our second largest segment, Life Sciences, contributed 18.2% of fiscal 2007 revenues and 3.1% of our fiscal 2007 operating income. In this segment, we primarily serve pharmaceutical manufacturers and research organizations by providing decontamination and sterilization technologies, products and services that help ensure the safety of the products they produce. In addition, we are targeting emerging market opportunities for the decontamination of environments, including transportation, food and beverage, government, military and aerospace customers.

STERIS Isomedix Services (“Isomedix”) performs sterilization services on a contract basis through 21 facilities in North America, where we sterilize single-use medical devices and other products in bulk prior to their delivery to the end user. This segment contributed 11.2% of fiscal 2007 revenues and 16.6% of our fiscal 2007 operating income.

Many factors are driving an increased awareness of the importance of infection control throughout the world. In the United States, hospitals in 16 states are now required to report infection rates, providing patients for the first time with information that can help shape their decisions about where to receive care. On a more global basis, emerging threats such as Avian Bird Flu and Mad Cow Disease have gained prominence in the news, raising awareness of the need for enhanced safety on a worldwide basis. We are uniquely positioned to help address these concerns in traditional and non-traditional settings with our combination of capital equipment, consumables and services.

INFORMATION RELATED TO BUSINESS SEGMENTS

Our chief operating decision maker is our President and Chief Executive Officer (“CEO”) because the CEO has the final authority over performance assessment and resource allocation decisions. The CEO regularly receives discrete financial information about each reportable segment. The CEO uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of our Annual Report. Segment performance information for fiscal years 2007, 2006, and 2005 is presented in Note 13 to the Consolidated Financial Statements and in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this Annual Report.

HEALTHCARE SEGMENT

Description of Business.  Our Healthcare segment manufactures and sells capital equipment and accessories used in surgical and critical care environments, emergency departments, gastrointestinal and sterile processing environments, and in infection control processes. We also manufacture and sell consumable products and provide services to this healthcare customer base.

Products Offered.  Our Healthcare segment manufactures and sells a broad range of capital equipment and consumable products and supplies, including:

•

Sterilizers, including low temperature liquid, steam, and Ethylene Oxide (“EO”), that allow customers to meet rigorous sterility assurance standards and regulations and allow for the safe and effective re-use of medical equipment and devices in healthcare facilities throughout the world.

•	Automated washer/disinfector systems that clean and disinfect a wide range of items from rolling instrument carts and other large healthcare equipment to small surgical instruments.

•

General and specialty surgical tables, surgical and examination lights, equipment management systems, operating room storage cabinets, warming cabinets, scrub sinks, and other complementary products and accessories for use in hospitals and other ambulatory surgery sites.

•	Cleaning chemistries and sterility assurance products used in instrument cleaning and decontamination systems.

•	Cleansing products, including hard surface disinfectants and skin care and hand hygiene solutions, for use by care-givers and patients.

Significant brand names for these products include STERIS SYSTEM 1®, Amsco®, Hamo™, Reliance®, Cmax®, Harmony™, Kindest Kare®, Alcare®, Verify®, and Cal Stat®.

Services Offered.  Our Healthcare segment provides various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We also offer comprehensive sterilization management consulting services allowing healthcare facilities to meet their instrument reprocessing needs. Additionally, our Healthcare segment provides other support services such as facility planning, engineering support, device testing, customer education, and the sale of replacement parts.

Customer Concentration.  Our Healthcare segment manufactures and sells capital equipment, consumables, and services to customers in the United States and throughout the rest of the world. For the year ended March 31, 2007, the segment generated revenues in the United States and internationally of $663.2 million and $182.5 million, respectively. For the year ended March 31, 2007, no customer represented more than 10% of the Healthcare segment’s total revenues and the loss of any single customer is not expected to have a material impact on the segment’s results of operations or cash flows.

Competition.  Our Healthcare segment manufactures and sells capital equipment, consumables, and services to customers in the United States and throughout the rest of the world. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. Our two most significant competitors are Getinge and Johnson & Johnson. On a product basis, we also compete with 3M, Belimed, Berchtold, Cantel Medical, Cardinal, Ecolab, Hillenbrand, Kimberly-Clark, Skytron, and Stryker.

LIFE SCIENCES SEGMENT

Description of Business.  Our Life Sciences segment manufactures and sells capital equipment, cleaning chemistries, and service solutions to global pharmaceutical companies, private and public research facilities, government, military, industrial, transportation and food and beverage customers.

Products Offered.  Our Life Sciences segment manufactures and sells a broad range of capital equipment and consumable products and supplies including:

•	Sterilizers that efficiently and effectively sterilize and decontaminate medical equipment and research tools used by pharmaceutical and research customers, mitigating the risk of contamination.

•

Washer/disinfectors that efficiently decontaminate various large and small materials and components used in pharmaceutical and industrial manufacturing processes, such as glassware, vessels, equipment parts, drums, and hoses.

•	Vaporized Hydrogen Peroxide (“VHP”®) technology to create safer environments within emergency vehicle interiors and exteriors, high-containment bio-safety labs, and other enclosed environments.

•

Consumables and supplies that are used to prevent the spread of infectious diseases and to monitor sterilization and decontamination processes, including products used to clean instruments, decontaminate systems, and disinfect hard surfaces. We also manufacture and sell skin care and hand hygiene solutions for use in high risk and routine applications.

Significant brand names for these products include Amsco®, Hamo®, Reliance®, Finn-Aqua®, Kindest Kare®, Alcare®, Verify®, and Cal Stat®.

Services Offered.  Our Life Sciences segment offers various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. Service personnel also provide a variety of consulting services focused on biological and chemical contamination remediation and recovery solutions, risk/threat assessment, and biological contaminant mapping and assessment. Additionally, we provide general sterilization consulting services and other support services such as facility planning, engineering support, device testing, and customer education.

Customer Concentration.  Our Life Sciences segment manufactures and sells capital equipment, consumables, and services to customers in the United States and throughout the rest of the world. For the year ended March 31, 2007, the segment generated revenues in the United States and internationally of $144.2 million and $73.7 million, respectively. For the year ended March 31, 2007, no customer represented more than 10% of the Life Sciences segment’s total revenues and the loss of any single customer is not expected to have a material impact on the segment’s results of operations or cash flows.

Competition.  Our Life Sciences segment operates in highly regulated environments where the most intense competition results from technological innovations, product performance, convenience and ease of use, and overall cost-effectiveness. In recent years, our pharmaceutical customer base has also undergone consolidation and reduced capital spending, resulting in more intense competition. We compete for pharmaceutical, research and industrial customers with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. Competitors in the pharmaceutical market include Ecolab, Fedegari, Getinge, MECO, Scientek, Stilmas and Tuttnauer. We also compete with a small number of large companies for defense and industrial customers. The defense and industrial customer base primarily includes governmental-type customers. Our ability to successfully sell to these customers partially depends on government funding and budgetary appropriations. Competitors in the defense and industrial markets include AeroClave, Bioquell and Sabre Technologies.

STERIS ISOMEDIX SERVICES SEGMENT

Description of Business.  Our STERIS Isomedix Services segment operates through a network of 21 facilities located in North America. We sell a comprehensive array of contract sterilization services using Gamma Irradiation (“Gamma”), EO technologies and to a lesser extent, Electron Beam Irradiation (“E-Beam”). We provide sterilization, microbial reduction, and materials modification services to companies that supply products to the healthcare, industrial, and consumer product industries.

Services Offered.  We use Gamma, E-Beam, and EO technologies to sterilize a wide range of products. Gamma, using cobalt-60 isotope, and E-Beam, using accelerated electrons, are irradiation processes. EO is a gaseous process primarily used to sterilize surgical kits. Greater than 90 percent of the industrial contract sterilization market uses Gamma or EO technology, with the remainder using E-Beam technology. Our locations are in major population centers and core distribution corridors throughout North America, primarily in the Northeast, Midwest, Southwest, and southern California. We adapt to increasing imports and changes in manufacturing points-of-origin by monitoring trends in supply chain management. Demographics partially drives this segment’s growth. The aging baby boomer population and rising life expectancy increase the demand for medical procedures, which increases the consumption of single use medical devices and surgical kits. Our technical services group supports customers in all phases of the sterilization design process, including product development, materials testing, and sterility validation.

Customer Concentration.  Our STERIS Isomedix Services segment operates in North America. For the year ended March 31, 2007, the segment generated revenues in the United States and Canada of $126.1 million and $7.7 million, respectively. The segment’s services are offered to customers throughout the footprint of our network. For the year ended March 31, 2007, no customer represented more than 10% of the segment’s revenues. Because of a largely fixed cost structure, the loss of a single customer could have a material impact on the segment’s results of operations or cash flows but would not have a material impact on STERIS.

Competition.  STERIS Isomedix Services operates in a highly regulated industry and competes in North America with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

Recent Events

Restructuring – Transfer of Erie, Pennsylvania Manufacturing Operations to Monterrey, Mexico.  On January 30, 2006, we announced that the manufacturing portion of our Erie, Pennsylvania operations will be transferred to Mexico to reduce production costs and improve our competitive position. We also announced plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments.

During fiscal 2007 and fiscal 2006, we incurred pre-tax restructuring expenses of $4.9 million and $25.3 million, respectively, primarily for non-cash expenses related to asset write-downs, accelerated recognition of pension and retiree medical benefits, and severance and termination benefits related to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions.

We anticipate the additional costs associated with this transfer during fiscal 2008 to approximate $6.0 million, including $4.0 million of restructuring expenses related to the shutdown of manufacturing operations in Erie, Pennsylvania.

Collective bargaining agreements with certain employees located at the Erie, Pennsylvania operations expire in June 2008.

Restructuring – European Restructuring Plan.  During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (“European Restructuring Plan”). As part of this plan, we closed our Nantarre, France and Stockholm, Sweden sales offices. We also took steps to reduce the workforce in certain European support functions. These actions are intended to improve our cost structure in Europe. Approximately 40 employees were impacted in various European locations. During fiscal 2007, we recorded pre-tax expenses of $1.7 million related to the European Restructuring Plan. We are continuing to evaluate our European operations for opportunities to enhance performance, but have not committed to any additional specific actions.

Acquisitions and Dispositions.  During fiscal 2005, we completed three strategic acquisitions that expanded our breadth of product and service offerings and geographic reach.

During the fourth quarter of fiscal 2005, we acquired FHSurgical SAS (“FHSurgical”), a privately-held manufacturer of surgical tables located in Orleans, France. This acquisition expanded our European manufacturing base and distribution channel, and enhanced our offerings of surgical tables. FHSurgical has become part of our Healthcare segment.

During the fourth quarter of fiscal 2005, we acquired certain assets of Cosmed Group, Inc. (“Cosmed”), a privately-held contract sterilization service provider with corporate offices located in Jamestown, Rhode Island. The Cosmed assets we acquired became part of our Isomedix segment. As a result of this transaction, we added five EO processing facilities to our Isomedix segment’s existing network of locations.

During the second quarter of fiscal 2005, we acquired Albert Browne Limited and its subsidiaries (“Browne”), a privately-held manufacturer of chemical indicators, headquartered in Leicester, England. This acquisition gave us an established European distribution channel and expanded our consumable product offerings which are used with our broad line of infection control, sterilization, and decontamination capital equipment. Browne has become part of our Healthcare segment.

On October 31, 2005, we sold our lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). As a result of the sale, we recorded an after-tax gain of approximately $7.3 million ($1.1 million recorded in fiscal 2007 and $6.2 million recorded in fiscal 2006). The sale of this product line was a strategic step designed to create greater focus and further development of core sterilization, washing, and decontamination product offerings to the pharmaceutical, biopharmaceutical, governmental, and research markets.

Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials used in our operations include stainless steel, organic chemicals, and plastic components. These raw materials are available from several suppliers and in enough quantities that we do not expect any significant sourcing problems in fiscal 2008. We have longer-term supply contracts for certain raw materials, such as cobalt-60 isotope used by the Isomedix segment, for which there are few suppliers.

We have recently experienced higher prices for raw materials such as stainless steel and other metals, and chemicals, which are important to our operations. While cost and availability are unpredictable, we have not experienced any difficulty, and do not expect significant difficulty, in obtaining the materials, sub-assemblies, components, or other supplies we need for our operations.

Intellectual Property.  We protect our technology and products by, among other means, filing United States and foreign patent applications. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service, or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. We also rely upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain our competitive position.

As of March 31, 2007, we held 288 United States patents and 833 foreign patents and had 95 United States patents and 616 foreign patents pending. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2007, we had a total of 822 trademark registrations in the United States and in various foreign countries.

Research and Development.  Research and development is an important factor in our long-term strategy. For the years ended March 31, 2007, 2006, and 2005, research and development expenses were $33.6 million, $33.6 million, and $31.5 million, respectively. We incurred these expenses primarily for the research and development of commercial products. During fiscal 2007 two events occurred that are important to the commercialization of recently developed products or applications. First, we received market clearance from the United States Environmental Protection Agency (“EPA”) for expanded use of our Vaprox® Hydrogen Peroxide Sterilant technology. This clearance provides an important advancement for us, which will enable the offering of a broader array of cleaning chemistries, capital equipment and sterilization services so that we can become a complete solutions provider to combat emerging decontamination needs in both our traditional and new markets. In addition, we received clearance from the United States Food and Drug Administration (“FDA”) to market the Reliance™ Endoscope Processing System (“EPS”) in the United States. This innovative technology addresses significant unmet reprocessing needs within the gastrointestinal departments of hospitals and surgery centers.

Quality Assurance.  We manufacture, assemble, and package products in the United States and throughout the world. Each of our production facilities are dedicated to particular processes and products. Our success depends upon customer confidence in the quality of our production process and the integrity of the data that supports our product safety and effectiveness. We have implemented quality assurance procedures to ensure the quality and integrity of scientific information and production processes. All of our manufacturing and contract sterilization facilities throughout the world are ISO9001:2000 or ISO13485:2003 certified.

Government Regulation.  Our business is subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the FDA, the EPA, the United States Nuclear Regulatory Commission (“NRC”), and other governmental authorities regulate the development, manufacture, sale, and distribution of our products and services. Our international operations also are subject to a significant amount of government regulation and country-specific rules and regulations. Government regulations include detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices.

Compliance with applicable regulations is a significant expense for us. Past, current, or future regulations, their interpretation, or their application could have a material adverse impact on our operations. Also, additional governmental regulation may be passed that could prevent, delay, revoke, or result in the rejection of regulatory clearance of our products. We cannot predict the affect on our operations resulting from current or future governmental regulation or the interpretation or application of these regulations.

If we fail to comply with any applicable regulatory requirements, sanctions could be imposed on us. For more information about the risks we face regarding regulatory requirements, see Part I, Item 1A of this Annual Report titled, “Risk Factors, We are subject to extensive regulatory .  .  .”

We have previously received warning letters, paid civil penalties, conducted product recalls, and been subject to other regulatory sanctions. We believe that we are currently compliant with applicable regulatory requirements. However, we cannot assure you that future or current regulatory, governmental, or private action will not have a material adverse affect on STERIS’s performance, results, or financial condition. You should also read Part I, Item 3, “Legal Proceedings” for further information.

Environmental Matters.  We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and in other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. We cannot predict the future capital expenditures or operating costs required to comply with environmental laws and regulations. We believe that we are currently compliant with applicable environmental, health, and safety requirements. However, we cannot assure you that future or current regulatory, governmental, or private action will not have a material adverse affect on STERIS or its performance, results, or financial condition. You should also read Part I, Item 3, “Legal Proceedings” for further information.

In the future, if a loss contingency related to environmental matters or conditional asset retirement obligations is significantly greater than the current estimated amount, we would record a liability for the obligation and it may result in a material impact on net income for the annual or interim period during which the liability is recorded. The investigation and remediation of environmental obligations generally occur over an extended period of time, and therefore we do not believe that liabilities for these events would have a material adverse affect on our financial condition, liquidity, or cash flow. However, we cannot assure you that such liabilities would not have a material adverse affect on STERIS’s performance, results, or financial condition.

Competition.  The markets in which we operate are highly competitive and generally highly regulated. Competition is intense in all of our business segments and includes many large and small competitors. Product design and quality, safety, ease of use, product serviceability, and price are important competitive factors to us. We expect to face increased competition in the future as new infection prevention, sterile processing, contamination control, and surgical support products and services enter the market. We believe many organizations are working with a variety of technologies and sterilizing agents. Also, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination.

We believe that our long-term competitive position depends on our success in discovering, developing, and marketing innovative, cost-effective products and services. We devote significant resources on research and development efforts and we believe STERIS is positioned as a global competitor in the search for technological innovations. In addition to research and development, we invest in quality control, customer programs, distribution systems, technical services, and other information services.

We cannot assure you that new products or services we provide or develop in the future will be more commercially successful than those provided or developed by our competitors. In addition, some of our existing or potential competitors may have greater resources than us. Therefore, a competitor may succeed in developing and commercializing products more rapidly than we do. Competition, as it relates to our business segments and product categories, is discussed in more detail in the section above titled, “Information Related to Business Segments.”

Employees.  As of March 31, 2007, we had approximately 5,100 employees throughout the world. We believe we have good relations with our employees, including employees covered under collective bargaining agreements.

Methods of Distribution.  As of March 31, 2007, we employed 1,160 direct field sales and service representatives within the United States and 417 in international locations. Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house customer service and field support departments. We also contract with distributors in select markets.

Customer training is important to our business. We provide a variety of courses at customer locations, at our training and education centers throughout the world, and over the internet. Our training programs help customers understand the science, technology, and operation of our products. Many of our operator training programs are approved by professional certifying organizations and offer continuing education credits to eligible course participants.

Seasonality.  Our financial results have been, from time to time, subject to seasonal patterns. As a result of customer buying patterns and other factors sales of certain product lines have historically been weighted toward the latter part of each fiscal year. We cannot assure you that these trends will continue.

International Operations.  Our objective is to expand internationally, as we currently only serve a small portion of the world that could benefit from our products. Through our subsidiaries, we operate in various international locations within the same business segments as in the United States. International revenues were $263.9 million, or 22.0%, of our total revenues for the year ended March 31, 2007. Revenues from Europe, Canada, and other international locations were 55.3%, 23.6%, and 21.1%, respectively, of our total international revenues for the year ended March 31, 2007.

You should also read Note 13 to our Consolidated Financial Statements titled, “Business Segment Information,” and Item 7, “MD&A” for a geographic presentation of our revenues for the three years ended March 31, 2007.

We conduct manufacturing in the United States, Canada, and various European countries. There are, in varying degrees, a number of inherent risks to our international operations. We describe these risks in Part I, Item 1A of this Annual Report titled, “Risk Factors, We conduct manufacturing .  .  .”

Fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2007, revenues increased by $10.4 million, or 0.9%, and income before taxes increased by $1.9 million, or 1.4%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2007, we had a backlog of $110.2 million. Of this amount, $63.8 million and $46.4 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2006, we had backlog orders of $104.5 million. Of this amount $62.0 million and $42.5 million related to our Healthcare and Life Sciences segments, respectively. Most of the backlog orders in both years were expected to ship in the next fiscal year.

Availability of Securities and Exchange Commission Filings.  We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to the Securities and Exchange Commission (“SEC”). You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. You may also obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or by accessing the SEC’s website at http://www.sec.gov. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We also make available free of charge on our website our Corporate Governance Guidelines, our Director Code of Ethics, and our Code of Business Conduct, as well as the Charters of the Audit and Financial Policy Committee, the Compensation and Corporate Governance Committee, and the Compliance Committee of the Company’s Board of Directors.

ITEM 1A.	RISK FACTORS

This item describes certain risk factors that could affect our business, financial condition and results of operations. You should consider these risk factors when evaluating the forward-looking statements contained in this Annual Report on Form 10-K because our actual results and financial condition might differ materially from those projected in the forward-looking statements, should these risks occur. We face other risks besides those highlighted below. These other risks include additional uncertainties not presently known to us or that we currently consider immaterial. Should any of the risks described below actually occur, our business, financial condition, or results of operations could be negatively affected.

Our businesses are highly competitive, and if we fail to compete successfully, our revenues and results of operations may be hurt.

We operate in a highly competitive global environment. Our businesses compete with other broad line manufacturers, as well as many smaller businesses specializing in particular products or services, primarily on the basis of brand, product quality, price, warranty, delivery, service and technical support. We face increased competition from new infection prevention, sterile processing, contamination control, and surgical support products and services entering the market. Competitors and potential competitors also are attempting to develop alternate technologies and sterilizing agents, as well as disposable medical instruments and other devices designed to address the risk of decontamination. If our products, services, support, distribution and/or cost structure do not enable us to compete successfully, our revenues, results of operations, or financial condition may be impaired.

Our success depends in part on our ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs.

Many of our customers operate businesses characterized by technological change, product innovation and evolving industry standards. Price is a key consideration in their purchasing decisions. To successfully compete, we must continue to design, develop, and improve innovative products. We also must achieve market acceptance of and effectively distribute those products, and reduce production costs. Our business, financial condition, and results of operations might be adversely affected if our competitors’ product development capabilities become more effective, if they introduce new or improved products that gain market acceptance before ours, or if they begin to produce and sell products at lower prices.

Consolidations among our health care and pharmaceutical customers may result in a loss of customers or more significant pricing pressures.

A number of our customers have consolidated. These consolidations are due in part to health care cost reduction measures initiated by legislators, regulators and third-party payors. In an effort to attract customers, some of our competitors have reduced production costs and lowered prices. This has resulted in greater pricing pressures on us. Additional consolidations could result in a loss of customers or more significant pricing pressures.

If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.

We have undertaken various cost reduction and restructuring activities, including the restructuring activities announced in January 2006 and, in particular, the transfer of our Erie, Pennsylvania manufacturing operations to Mexico. These efforts may not produce the full efficiencies and cost reduction benefits we expect or efficiencies and benefits might be delayed. Implementation costs also might exceed expectations and further cost reduction measures might become necessary, resulting in additional future charges. If these cost reduction and restructuring efforts are not properly implemented or are unsuccessful, we might experience business disruptions or our business otherwise might be adversely affected.

Decreased availability or increased costs of raw materials or energy might increase our production costs or limit our production capabilities.

We purchase raw materials, fabricated and other components and energy supplies from a variety of suppliers. Key materials include stainless steel, organic chemicals, and plastic components. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. In some situations, we may be able to limit price increases or assure availability through supply agreements. Otherwise, raw material prices and availability are subject to the foregoing factors. Increases in prices or decreases in availability of raw materials and oil and gas might impair our procurement of necessary materials or our product production, or might increase production costs. In addition, energy costs impact our freight and distribution and other supply costs. Shortages in supply or increases in the price of raw materials, components and energy supplies may adversely impact our performance and results of operations to the extent our increased costs can not be passed on to our customers.

Our operations, and those of our suppliers, are subject to a variety of business continuity hazards and risks, any of which could interrupt production or operations or otherwise adversely affect our performance, results, or value.

We are subject to business continuity hazards and other risks including:

•	explosions, fires, inclement weather, and other disasters;

•	mechanical failures;

•	unscheduled downtime;

•	labor difficulties;

•	inability to obtain or maintain any required licenses or permits;

•	disruption of communications;

•	inability to hire or retain key management or employees; and

•	disruption of supply or distribution.

The occurrence of any of these events might disrupt or shut down operations, or otherwise adversely impact the production or profitability of a particular facility, or our operations as a whole. Certain of the described casualties also might cause personal injury and loss of life, or severe damage to or destruction of property and equipment, and for casualties occurring at our facilities result in liability claims against us. Although we maintain property and casualty insurance and liability and similar insurance of the types and in the amounts that we believe are customary for our industries, our insurance coverages have limits and we are not fully insured against all potential hazards and risks incident to our business. Should any of the hazards or risks occur, our performance and results of operations might be adversely affected, both during and after the event.

We conduct manufacturing, sales and distribution operations on a worldwide basis and are subject to a variety of risks associated with doing business outside the United States.

We maintain significant international operations, including operations in Europe, Asia and Latin America. As a result, we are subject to a number of risks and complications inherent in international manufacturing, sales, services, and other operations. These include:

•	risks associated with foreign currency exchange rate fluctuations;

•	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;

•	foreign customers with longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries that exceed those in the United States, and foreign earnings subject to withholding requirements;

•	tax laws that restrict our ability to use tax credits, offset gains, or repatriate funds;

•	tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	general economic and political conditions in countries where we operate or where end users of our products are situated;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries; and

•	difficulties associated with compliance with a variety of laws and regulations governing international trade.

Implementation and achievement of international growth objectives also may be impeded by political, social, and economic uncertainties or unrest in countries in which we conduct operations or market or distribute our products. In addition, compliance with multiple, and potentially conflicting, international laws and regulations, import and export limitations, and exchange controls may be burdensome or expensive or otherwise limit our growth opportunities.

These complications and occurrences of these risks may adversely affect our business, financial condition, or results of operations.

Changes in government and other third-party payor reimbursement levels to health care providers might negatively impact our revenues and profitability.

We sell many of our products to hospitals and other health care providers. Many of these providers receive reimbursement for services from third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans, and managed care programs. In the United States, many of these programs set maximum reimbursement levels for these health care services. Outside the United States, reimbursement systems vary significantly by country. However, government-managed health care systems control reimbursement for health care services in many foreign countries. In these countries, like the United States, public budgetary constraints may significantly impact the ability of hospitals and other providers supported by such systems to purchase our products. If the third-party payors deny coverage or reduce their current levels of reimbursement for health care services or if our costs increase more rapidly than reimbursement level increases, our revenues or profitability may suffer and our business, financial condition and results of operations may be adversely affected.

We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive, or delays in receiving, clearance or approvals may hurt our revenues or profitability.

Our operations are subject to extensive regulation in both the United States and in other countries where we do business. Government regulation applies to nearly all aspects of testing, manufacturing, safety, labeling, storing, recordkeeping, reporting, promoting, distributing, and importing or exporting of medical devices. In general, unless an exemption applies, a sterilization, decontamination or medical device must receive regulatory approval or clearance before it can be marketed or sold. Modifications to existing products or the marketing of new uses for existing products also may require regulatory approvals, approval supplements or clearances. If we are unable to obtain any required approvals, approval supplements or clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing or recall such modified device until such time as appropriate clearance or approval is obtained.

Regulatory agencies may refuse to grant approval or clearance, or review and disagree with our decision that regulatory approval is not required. Regulatory submissions may require the provision of additional clinical or pre-clinical data and may be time consuming and costly. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact our ability to market a previously cleared or approved device.

Our failure to comply with the regulatory requirements of the FDA or other applicable regulatory requirements in the United States or elsewhere might subject us to administratively or judicially imposed sanctions. These sanctions include warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production. In many foreign countries, sales of our products are subject to extensive regulations that are comparable to those of the FDA. In Europe, our products are regulated primarily by country and community regulations of those countries within the European Economic Area and must conform to the requirements of those authorities.

The failure to receive, or delays in the receipt of, relevant United States or international qualifications could have a material adverse affect on our business, financial condition and results of operations.

Our products are subject to recalls, even after receiving United States or foreign regulatory clearance or approval.

Ongoing medical device reporting regulations require that we report to appropriate governmental authorities in the United States and/or other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to a death or serious injury if the malfunction were to recur. Governmental authorities can require product recalls for material deficiencies or defects in product design or manufacturing, including labeling, or component failure. For the same reasons, we may voluntarily elect to recall a product. Any recall would divert managerial and financial resources and might harm our reputation among our customers and other health care professionals who use or recommend the products. Product recalls might have a material adverse affect on our business, financial condition, or results of operations.

Our business and financial condition could be adversely affected by difficulties in acquiring or maintaining a proprietary intellectual ownership position.

To maintain our competitive position, we need to obtain patent or other proprietary rights for new and improved products and to maintain and enforce our patents and other proprietary rights. We typically apply for patents in the United States and in strategic foreign countries. We may also acquire patents through acquisitions. A recent United States Supreme Court decision increases the difficulty of obtaining patent protection in the United States. The actual scope and impact of the decision on our existing patent rights or patent applications and those of others will not be known until the lower courts begin interpreting and applying the decision.

We rely on a combination of patents, trade secrets, know-how and confidentiality agreements to protect the proprietary aspects of our technology. These measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Litigation may be costly and may divert management’s attention from other matters. Additionally, in some foreign countries with weaker intellectual property rights, it may be difficult to maintain and enforce patents and other proprietary rights. If we are unable to obtain necessary patents, our patents and other proprietary rights are successfully challenged or competitors independently develop substantially equivalent information and technology or otherwise gain access to our proprietary technology, our revenues, results of operations or financial condition may be impaired.

We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters.

We face an inherent business risk of exposure to product liability claims. A significant increase in the number, amount or scope of our product liability claims may result in substantial costs and harm our reputation or otherwise adversely affect product sales. Product liability claims may also distract management from other business responsibilities.

We are also subject to a variety of other types of claims, proceedings, investigations and litigation initiated by government agencies or third parties and other potential risks and liabilities. These include compliance matters, such as product regulation and safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property or other similar or different matters. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs or otherwise injure our business. Administratively or judicially imposed sanctions might include warning letters, fines, civil penalties, criminal penalties, loss of tax benefits, injunctions, product seizure or detention or debarment. We also might be required to take actions such as payment of substantial amounts or revision of financial statements or with respect to our products:

•	cease manufacturing and selling products;

•	redesign or recall products; or

•	otherwise restrict or suspend product sales or other activities or business practices.

Some product replacements may not be possible. Other replacements may be prohibitively costly or time consuming.

We maintain product liability and other insurance with coverages believed to be adequate. However, product liability or other claims may exceed insurance coverage limits or insurance may not continue to be available or available on commercially reasonable terms. Additionally, our insurers might deny claim coverage for valid or improper reasons or may become insolvent.

The results of legal, regulatory, or compliance claims, proceedings, investigations or litigation are difficult to predict. An unfavorable resolution of any legal, regulatory or compliance matter could materially and adversely affect our business, results of operations, liquidity, or financial condition.

Our growth may be adversely affected if we are unable to successfully identify, acquire and integrate strategic acquisition candidates.

Our growth depends in part on successful acquisitions. In turn, the success of an acquisition depends upon our ability to identify, negotiate, complete and integrate suitable businesses for an appropriate price and to obtain any necessary financing. Competition for acquisition candidates may result in increases in acquisition costs. Acquisitions are subject to a number of risks and uncertainties, including:

•	delays in realizing the benefits of the acquired company or products;

•	diversion of management’s time and attention from other business concerns;

•	difficulties in retaining key employees, customers or suppliers of the acquired businesses;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	adverse effects on existing business relationships with suppliers or customers;

•	other events contributing to difficulties in generating future cash flows;

•	risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets; and

•	difficulties in obtaining or satisfying financing.

If we are unable to realize the anticipated operating efficiencies and synergies or other expected acquisition benefits, our results of operations might be adversely impacted by the amortization of acquisition expenses and acquired assets or by other corrective actions that may be necessary to limit resulting problems.

Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified management.

Our continued success depends, in large part, on our ability to hire and retain highly qualified people and if we are unable to do so, our business and operations may be impaired or disrupted. Specifically, the Company’s Board of Directors is actively conducting a search for a president and CEO to replace Mr. Vinney who has previously announced his intention to step down from this role. Competition for highly qualified people is intense and there is no assurance that we will be successful in attracting or retaining replacements to fill vacant positions, successors to fill retirements or employees moving to new positions, or other highly qualified personnel.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2007. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

In the table below, “Contract Sterilization” refers to locations of the STERIS Isomedix Services segment. “Sterilization Services” refers to locations of the Healthcare segment. “Manufacturing,” “Warehousing,” “Operations” or “Sales Offices” refer to locations serving both the Healthcare and Life Sciences segments.

U.S. Locations (including Puerto Rico)
Owned Locations		Leased Locations
Montgomery, AL	Manufacturing	Montgomery, AL	Warehousing
Nogales, AZ	Contract Sterilization	Aliso Viejo, CA	Sales Office
Ontario, CA	Contract Sterilization	San Diego, CA	Contract Sterilization
Temecula, CA	Contract Sterilization	Morton Grove, IL	Contract Sterilization
Libertyville, IL (2 locations)	Contract Sterilization	Waukegan, IL	Contract Sterilization
Northborough, MA	Contract Sterilization	Bel Air, MD	Sales Office
St. Louis, MO	Manufacturing	St. Louis, MO	Warehousing/Distribution
Groveport, OH	Contract Sterilization	Mentor, OH (2 locations)	Administration Offices
South Plainfield, NJ	Contract Sterilization		Manufacturing/ Warehousing
Whippany, NJ	Contract Sterilization	Minneapolis, MN	Contract Sterilization
Chester, NY	Contract Sterilization	Reno, NV	Warehousing
Mentor, OH (7 locations)	Corporate Headquarters	Erie, PA	Warehousing
	Sales/Marketing Offices	Nashville, TN	Sterilization Services
	Administration Offices	Grand Prairie, TX	Contract Sterilization

U.S. Locations (including Puerto Rico)
Owned Locations		Leased Locations
Manufacturing/Warehousing
Manufacturing/Operations
Erie, PA	Manufacturing/Operations
Vega Alta, PR	Contract Sterilization
Coventry, RI	Contract Sterilization
Spartanburg, SC	Contract Sterilization
El Paso, TX	Contract Sterilization
Sandy, UT	Contract Sterilization

International Locations
Owned Locations		Leased Locations
Whitby, Canada	Contract Sterilization	Sao Palo, Brazil	Sales Office
Quebec City, Canada	Manufacturing	Mississauga, Canada	Warehousing/Sales Office
Leicester, England (2 locations)	Manufacturing/Warehousing	St. Laurent, Canada	Sales Office
Helsinki, Finland	Manufacturing/Sales Office	Shanghai, China	Representative Office
Pieterlen, Switzerland	Manufacturing/Sales Office	Basingstoke, England	European Corporate Headquarters
		Saran, France	Manufacturing/Sales Office
		Cologne, Germany	Sales Office
		Halandri, Greece	Sales Office
		Calcutta, India	Sales Office
		Segrate, Italy	Sales Office
		Kobe, Japan	Sales Office
		Tokyo, Japan	Sales Office
		Seoul, Korea	Sales Office
		Petaling Jaya, Malaysia	Sales Office
		Guadalupe, Mexico	Manufacturing
		Singapore	Sales Office
		Madrid, Spain	Sales Office

ITEM 3.	LEGAL PROCEEDINGS

We may be involved in a number of legal proceedings and claims, which we believe arise from the ordinary course of our business, given our size, history, complexity, nature of our business, and industries in which we participate. These legal proceedings and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, automobile accidents), product liability (e.g., based on the operation or claimed malfunction of products), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants), property damage (e.g., claimed damage due to leaking equipment, fire), economic loss (e.g., breach of contract, other commercial claims), employment (e.g., wrongful termination), and other claims for damage and relief.

The FDA and the United States Department of Justice are continuing to conduct an investigation involving our SYSTEM 1® sterile processing system. We have received requests for documents in connection with the investigation. We continue to respond to these requests and cooperate with the government agencies regarding this matter. There can be no assurance that the ultimate outcome of the investigation will not result in an action by the government agencies or that the government agencies will not initiate administrative proceedings, civil proceedings or criminal proceedings, or any combination thereof, against us.

We believe we have adequately reserved for our current litigation and that the ultimate outcome of pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, proceedings, investigations, or claims or their effect. We presently maintain product liability insurance coverage, and other liability coverage in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims against us.

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Additional information regarding our commitments and contingencies is included in Item 7, “MD&A,” and in Note 12 to our consolidated financial statements titled, “Commitments and Contingencies.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

Executive Officers of the Registrant.  The following table presents certain information regarding our executive officers as of May 23, 2007:

Name	Age	Position
Les C. Vinney	58	President and Chief Executive Officer
William L. Aamoth	53	Vice President and Corporate Treasurer
Dr. Peter A. Burke	58	Senior Vice President and Chief Technology Officer
Timothy L. Chapman	45	Senior Vice President, Business Strategy
Charles L. Immel	45	Senior Vice President and Group President, Healthcare
Dr. Patrick J. McCullagh	51	Vice President, Global Quality Systems Engineering and Regulatory Affairs
Mark D. McGinley	50	Senior Vice President, General Counsel, and Secretary
Robert E. Moss	62	Senior Vice President and Group President, STERIS Isomedix Services
Gerard J. Reis	55	Senior Vice President and Group President, Life Sciences
Michael J. Tokich	38	Vice President and Corporate Controller

The following discussion provides a summary of each executive officer’s recent business experience:

Les C. Vinney serves as President and Chief Executive Officer. He assumed this role in July 2000. Mr. Vinney joined our Board of Directors in March 2000 at the same time as he was appointed to his previous role as our President and Chief Operating Officer. Mr. Vinney joined STERIS as Senior Vice President and Chief Financial Officer in August 1999. He became Senior Vice President Finance and Operations in October 1999 and President and Chief Operating Officer in March 2000. Prior to his employment with STERIS, Mr. Vinney served as Senior Vice President and Chief Financial Officer at Goodrich Corporation, a manufacturer of advanced aerospace systems, performance materials, and engineered industrial products. During his eight-year career with Goodrich, Mr. Vinney held a variety of senior operating and financial management positions, including Vice President and Treasurer, President and CEO of the former Tremco subsidiary, and Senior Vice President, Finance and Administration of BF Goodrich Specialty Chemicals. Mr. Vinney is a director of Campbell Soup Company.

William L. Aamoth serves as Vice President and Corporate Treasurer. He assumed this role in July 2002. He joined STERIS in March 2001 as Corporate Treasurer. Prior to joining us, Mr. Aamoth was employed by Hayes Lemmerz International, a manufacturer of automotive wheels, brakes, and related systems, from January 2000 through January 2001, serving as Treasurer. From May 1992 to December 1999, Mr. Aamoth was employed by TRW, Inc., a manufacturer and service provider of automotive, aerospace, and information technology products, serving most recently as Assistant Treasurer, International.

Dr. Peter A. Burke serves as Senior Vice President and Chief Technology Officer. He assumed this role in July 2002. Dr. Burke joined STERIS in January 2001 as Vice President and Chief Technology Officer. Prior to joining STERIS, Dr. Burke was employed by Carter-Wallace, Inc., a manufacturer and distributor of consumer and pharmaceutical products, from January 1996 to March 2001, serving most recently as Vice President, Research and Development.

Timothy L. Chapman serves as Senior Vice President, Business Strategy. He assumed this role when he joined STERIS in January 2006. Prior to joining STERIS, Mr. Chapman was associated with McKinsey & Company, a professional services firm, from June 1985 through January 2006, serving most recently as Director (Senior Partner) in McKinsey’s Healthcare and Operations practices.

Charles L. Immel serves as Senior Vice President and Group President, Healthcare. He assumed this role in July 2003. He joined STERIS in May 2001 and served as Senior Vice President, Sales and Marketing and President, Commercial Products until April 2003. Prior to joining STERIS, Mr. Immel was employed by Baxter Healthcare Corporation, a medical products and services company specializing in critical care applications, from July 1983 to May 2001, serving most recently as Vice President and General Manager of Baxter’s Therapeutic Commercial Business.

Dr. Patrick J. McCullagh serves as Vice President, Global Quality Systems Engineering and Regulatory Affairs. He assumed this role in July 2005. He joined STERIS in July 2002 and served as Vice President, Engineering Research until July 2005. Prior to joining STERIS, Dr. McCullagh most recently served as a self-employed technical consultant regarding medical devices, product development, and product submissions from May 2001 to June 2002. Prior to that, he served as Senior Director, Marketing and Sales International, with Orquest, a biotechnology company focused on developing biologically-based implants for orthopedics and spine surgery, from May 2000 to May 2001.

Mark D. McGinley serves as Senior Vice President, General Counsel, and Secretary. He assumed this role in April 2005. He joined STERIS in March 2002 as Vice President, General Counsel, and Secretary. Prior to joining STERIS, Mr. McGinley was employed by Noveon, Inc., an international specialty chemicals manufacturer. Mr. McGinley also served as Associate General Counsel of The Glidden Company, a producer of specialty products and paints, and was employed by the BF Goodrich Company from 1990 to 2000 in various legal capacities, including General Counsel of the BF Goodrich Sealants, Coatings and Adhesives Group.

Robert E. Moss serves as Senior Vice President and Group President, STERIS Isomedix Services. He assumed this role in April 2005. He served as Vice President and General Manager of STERIS Isomedix Services from 1999 until April 2003 and as Vice President and Group President of STERIS Isomedix Services from March 2003 until April 2005. Mr. Moss joined STERIS in 1990 serving as Vice President Operations until 1999. Prior to joining STERIS, Mr. Moss held senior leadership positions with Cardinal Health and divisions of American Hospital Supply Corporation, both medical products and services companies.

Gerard J. Reis serves as Senior Vice President and Group President, Life Sciences. He assumed this role in February 2005. He previously served as Senior Vice President and Group President, Defense and Industrial. He joined STERIS in July 1994 as Vice President, Administration. He served as Senior Vice President, Administration from October 1999 until April 2003.

Michael J. Tokich serves as Vice President and Corporate Controller. He assumed this role in July 2002. He joined STERIS in May 2000 as Assistant Corporate Controller. He became Corporate Controller in March 2001. Prior to joining STERIS, Mr. Tokich was employed by OfficeMax, Inc., a retailer of goods and services to business customers and consumers, from July 1994 to May 2000, serving most recently as Divisional Vice President, Assistant Controller.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common shares are traded on the New York Stock Exchange under the symbol “STE.” The following table presents, for the quarters indicated, the high and low sales prices for our common shares.

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2007
High	$27.29	$26.75	$25.10	$25.03
Low	24.25	23.56	21.83	21.28
Fiscal 2006
High	$28.26	$27.10	$27.65	$26.33
Low	24.10	21.69	23.32	21.62

Holders.  As of May 16, 2007, there were approximately 1,424 holders of record of our common shares. However, we believe that we have a significantly larger number of beneficial holders of common shares.

Dividend Policy.  The Company’s Board of Directors decides the timing and amount of any dividends we may pay. During fiscal 2007, we paid cash dividends totaling $0.18 per outstanding common share ($0.04 per outstanding common share to common shareholders of record on May 17, 2006 and August 16, 2006 and $0.05 per outstanding common share to common shareholders of record on November 15, 2006 and February 13, 2007). During fiscal 2006, we paid cash dividends totaling $0.16 per outstanding common share ($0.04 per outstanding common share to common shareholders of record on each of the following record dates: May 31, 2005, August 12, 2005, November 16, 2005, and February 8, 2006). We did not pay any cash dividends prior to fiscal 2006.

Recent Sales of Unregistered Securities.  None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following table presents information about stock repurchases we made during the fourth quarter of fiscal 2007:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans(1)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans at period end(1)
January 1 - 31	—		$—		—	2,617,300
February 1 - 28	—		—		—	2,617,300
March 1 - 31	21,500	(2)	25.21	(2)	21,500	2,595,800
Total	21,500		$25.21		21,500	2,595,800

(1)	On July 27, 2006, we announced that the Company’s Board of Directors provided authorization to repurchase up to three million of our common shares. This common share repurchase authorization replaced the existing authorization that was approved on January 25, 2006. At the time of the replacement, we had repurchased 2,989,100 shares under the prior authorization. As of March 31, 2007, 2,595,800 shares remained authorized for repurchase under the current share repurchase authorization. This authorization does not have a stated maturity date. We provide information about our full year fiscal 2007 share repurchase activity in Note 15 to our consolidated financial statements titled, “Repurchase of Common Shares.”
(2)	Does not include 500 shares purchased in the open market on March 16, 2007 at an average price of $25.57 per share by a rollover IRA of an executive officer of the Company who may be deemed to be an affiliated purchaser or 249 shares purchased in the open market on that same date at an average price of $25.32 per share by the STERIS Corporation 401(k) Plan on behalf of the executive officer.

ITEM 6. SELECTED FINANCIAL DATA

Years Ended March 31,	2007(1)	2006(1)(2)(3)	2005(1)(2)(3)	2004(2)(3)	2003(2)(4)
	(in thousands, except per share data)
Statements of Income Data:
Revenues	$1,197,407	$1,160,285	$1,081,674	$1,031,908	$972,087
Gross profit	504,807	484,185	461,921	443,900	408,821
Restructuring expenses	6,584	25,308	—	—	—
Income from continuing operations	137,701	109,698	141,344	128,760	125,769
Income taxes	51,833	45,172	54,620	40,182	46,333
Income from discontinued operations, net of tax	—	1,109	2,308	7,937	—
Gain on the sale of discontinued operations, net of tax	1,058	6,234	—	—	—
Net income	82,155	70,289	85,980	94,243	79,436
Basic income per common share:
Income from continuing operations	$1.24	$0.92	$1.21	$1.24	$1.14
Income from discontinued operations	0.02	0.11	0.03	0.12	—
Net income	$1.26	$1.03	$1.24	$1.36	$1.14
Shares used in computing net income per common share – basic	65,174	68,238	69,254	69,521	69,434
Diluted income per common share:
Income from continuing operations	$1.23	$0.91	$1.20	$1.22	$1.12
Income from discontinued operations	0.02	0.11	0.03	0.11	—
Net income	$1.25	$1.02	$1.23	$1.33	$1.12
Shares used in computing net income per common share – diluted	65,731	68,939	70,022	70,742	70,870
Dividends per common share	$0.18	$0.16	$—	$—	$—
Balance Sheets Data:
Working capital	$267,321	$239,002	$198,316	$272,250	$163,381
Total assets	1,209,170	1,188,973	1,185,722	1,068,170	894,954
Long-term indebtedness	100,800	114,480	104,274	109,090	59,704
Total liabilities	434,878	458,146	430,084	387,471	325,424
Total shareholders’ equity	774,292	730,827	755,638	680,699	569,530

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Certain balance sheet reclassifications have been made to conform to the fiscal 2007 presentation.
(3)	On October 31, 2005, we completed the sale of our lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). As a result of this transaction, we recorded an after-tax gain of approximately $7.3 million ($6.2 million in fiscal 2006 and $1.1 million in fiscal 2007). The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences segment. This product line is presented as a discontinued operation in our financial statements. Revenues, cost of revenues, operating expenses and income taxes related to this product line are combined in a single line on the income statement for all periods presented. Segment results exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments.
(4)	We did not revise these amounts to exclude the discontinued operations described in Note 3 above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In the MD&A, we explain the general financial condition and the results of operations for STERIS and its subsidiaries including:

•	what factors affect our business;

•	what our earnings and costs were in fiscal 2007 and 2006;

•	why those earnings and costs were different from the year before;

•	where our earnings came from;

•	how this affects our overall financial condition;

•	what our expenditures for capital projects were in fiscal 2007; and

•	where cash will come from to pay for future capital expenditures.

As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2007, 2006 and 2005. In Management’s Discussion and Analysis we analyze and explain the annual changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

FINANCIAL MEASURES

In the following sections of MD&A and in Item 1, “Business,” we, at times, may refer to financial measures that are not required to be presented in the consolidated financial statements under accounting principles generally accepted in the United States. We have used the following financial measures in the context of this report: backlog, debt to capital, and days sales outstanding. We define these financial measures as follows:

•

Backlog – We define backlog as the amount of unfilled capital purchase orders at a point in time. We use this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•

Debt-to-capital – We define debt-to-capital as total debt divided by the sum of debt and shareholders’ equity. We use this figure as a financial liquidity measure to gauge our ability to borrow, provide strength/protection against creditors, fund growth, and measure the risk of our financial structure.

•

Days sales outstanding – We define days sales outstanding as the average collection period for accounts receivable. It is calculated as net accounts receivable divided by the trailing four quarter’s revenues, multiplied by 365. We use this figure to help gauge the quality of accounts receivable and expected time to collect.

In the following sections of MD&A and in Item 1, “Business,” we, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. Non-GAAP financial measures we may use are as follows:

•

Free cash flow – We define free cash flow as cash flows from operating activities as presented in the Consolidated Statements of Cash Flows, which are presented in Item 8, “Financial Statements and Supplementary Data,” less purchases of property, plant and equipment, net, plus proceeds from the sale of property, plant and equipment, which are also presented in the Consolidated Statements of Cash

Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2007 and 2006:

Years Ended March 31,	2007	2006
	(dollars in millions)
Cash flows from operating activities	$95.7	$162.0
Purchases of property, plant and equipment, net	(49.0)	(51.2)
Proceeds from the sale of property, plant and equipment	2.8	—
Free cash flow	$49.5	$110.8

We may, at times, refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparisons between the years presented. For example, when discussing changes in revenues, we may, at times, exclude the impact of current or prior year business acquisitions.

We have presented these financial measures because we believe that meaningful analysis of our financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered an alternative to measures required by accounting principles generally accepted in the United States. Our calculations of these measures may differ from calculations of similar measures used by other companies and you should be careful when comparing these financial measures to those of other companies.

REVENUES-DEFINED

As required by Regulation S-X, we separately present revenues generated as either product revenues or service revenues on our Consolidated Statements of Income for each year presented. When we discuss revenues, we may, at times, refer to revenues summarized differently than the Regulation S-X requirements. The terminology, definitions, and applications of terms that we use to describe revenues may be different from terms used by other companies. We use the following terms to describe revenues:

•	Revenues – Our revenues are presented net of sales returns and allowances.

•

Product Revenues – We define product revenues as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•

Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment, as well as revenues generated from contract sterilization offered through our Isomedix Services segment.

•

Capital Revenues – We define capital revenues as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; and surgical lights and tables.

•

Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Recurring Revenues – We define recurring revenues as revenues generated from sales of consumable products and service revenues.

•

Acquired Revenues – We define acquired revenues as base revenues generated from acquired businesses or assets and additional volumes driven through acquired businesses or assets. We will use such measure for up to a year after acquisition.

GENERAL COMPANY OVERVIEW AND OUTLOOK

Our mission is to provide a healthier today and safer tomorrow through knowledgeable people and innovative infection prevention, decontamination and health science technologies, products, and services. Our dedicated employees around the world work together to supply a broad range of solutions by offering a combination of equipment, consumables, and services to healthcare, pharmaceutical, industrial, and governmental customers.

We participate in industries that currently benefit from strong underlying demand, with the bulk of our revenues derived from the healthcare and pharmaceutical industries. As such, much of the growth in our markets is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years. In addition, each of our core industries are also benefiting from specific trends that drive growth. Within the healthcare market, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where Isomedix competes, an increasing trend toward the outsourcing of sterilization services continues to drive growth.

Beyond our core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. Through the Life Sciences segment, we are actively pursuing new opportunities to adapt our proven technologies to meet the needs of emerging markets such as defense, aerospace, and industrial decontamination.

Developments during fiscal 2007 important to the commercialization of recently developed products or applications includes market clearance from the EPA for expanded use of our Vaprox® Hydrogen Peroxide Sterilant technology. This clearance provides an important advancement for us, which will enable the offering of a broader array of cleaning chemistries, capital equipment and sterilization services so that we can become a complete solutions provider to combat emerging decontamination needs in both its traditional and new markets. In addition, we received clearance from the FDA to market the Reliance™ EPS in the United States. This innovative technology addresses significant unmet reprocessing needs within the gastrointestinal departments of hospitals and surgery centers.

In the third quarter of fiscal 2007, in an effort to improve our cost structure in Europe, we adopted a restructuring plan related to certain of our European operations. As part of this plan, we closed our Nanterre, France and Stockholm, Sweden sales offices and reduced the workforce in certain European support functions. We continue to look for opportunities to improve our costs, but have not committed to any specific additional reportable actions.

Several critical actions were taken in fiscal 2006. The sale of the lyophilizer (freeze dryer) business in the third quarter was an important step in the Life Sciences renewed strategic focus. In January 2006, we announced the transfer of manufacturing operations from Erie, Pennsylvania to Mexico as a major element of a plan to reduce the cost structure of operations.

Fiscal 2006 revenue growth was fueled by acquisitions completed in fiscal 2005 and moderate growth in recurring revenues from consumable and service offerings.

During fiscal 2005, we completed three strategic acquisitions that expanded the breadth of our product offerings and global reach. Within the Healthcare segment, the acquisitions of Browne and FHSurgical expanded our offerings of chemical indicators and surgical tables, respectively, within the European marketplace. Within the Isomedix Services segment, five EO processing facilities acquired from Cosmed expanded our processing capacity within our North American footprint of strategically located facilities.

Our financial position and cash flows remain strong. For fiscal 2007, cash flows from operations were $95.7 million and free cash flow was $49.5 million. We continue to maintain low debt levels with our debt to capital ratio of 11.6% at March 31, 2007. Our strong financial position and cash flows currently afford us the financial flexibility to return value to shareholders. Value to shareholders may be in the form of strategic acquisitions that strengthen our long-term competitive position and potential common share repurchases and cash dividends.

A detailed discussion of our fiscal 2007 performance is included in the subsection of MD&A titled, “Results of Operations.”

MATTERS AFFECTING COMPARABILITY

Accounting for Share-Based Compensation.  On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123R requires us to estimate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income.

Our consolidated financial statements as of and for the year ended March 31, 2007 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, we did not restate the consolidated financial statements for prior periods, and they do not include the impact of SFAS No. 123R. Total share-based compensation expense for fiscal 2007 was $9.9 million on a pre-tax basis, or $6.1 million ($0.09 per basic and diluted share), net of tax.

As of March 31, 2007, there was $9.6 million of total unrecognized compensation cost related to non-vested share-based compensation granted under our stock option plans. The cost is expected to be recognized over a weighted average period of 1.59 years.

Additional information regarding our adoption of SFAS No. 123R is included in Note 2 to our consolidated financial statements titled, “Share-Based Compensation.”

Restructuring.  During the third quarter of fiscal 2007, we adopted the European restructuring plan. As part of this plan, we closed our Nantarre, France and Stockholm, Sweden sales offices. We also took steps to reduce the workforce in certain European support functions. These actions are intended to improve our cost structure in Europe. Approximately 40 employees were impacted in various European locations. During fiscal 2007, we recorded pre-tax expenses of $1.7 million for the European restructuring plan, primarily for severance and termination benefits and for non-cash expenses related to asset write-downs.

On January 30, 2006, we announced that the manufacturing portion of our Erie, Pennsylvania operations will be transferred to Mexico to reduce production costs and improve our competitive position. Plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments also were approved.

Operating income for fiscal 2007 and fiscal 2006 includes restructuring expenses of approximately $4.9 million and $25.3 million, respectively, primarily for non-cash expenses related to asset write-downs, accelerated recognition of pension and retiree medical benefits, and severance and termination benefits related to the transfer and other restructuring actions.

We anticipate the remaining total costs associated with this transfer during fiscal 2008 to approximate $6.0 million, including $4.0 million of restructuring expenses.

Asset write-downs include the impairment of buildings, land, manufacturing equipment and office equipment, and the resulting write-down of the carrying value of these assets to fair value, which represents our best estimate of the fair value for the assets to be sold or idled.

Further information regarding our restructuring actions is included in Note 3 to our consolidated financial statements titled, “Restructuring.”

Business Dispositions.  On October 31, 2005, we sold our lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). As a result of this sale, we recorded an after-tax gain of approximately $7.3 million ($1.1 million recorded in fiscal 2007 and $6.2 million recorded in fiscal 2006). The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences segment. This product line is presented as a discontinued operation in our financial statements. Revenues, cost of revenues, operating expenses and income taxes attributable to this product line are aggregated in a single line on the income statement for all periods presented. Segment results for all periods presented exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments.

Further information regarding our discontinued operations is included in Note 4 to our consolidated financial statements titled, “Business Dispositions.”

Business Acquisitions.  Our operating results for fiscal 2005 include the impact of acquisitions completed during the fiscal year from the date of acquisition. During fiscal 2005, we acquired Browne and FHSurgical and certain assets of Cosmed. During the initial twelve months following its acquisition, Browne contributed $18.7 million ($9.4 million and $9.3 million in fiscal years 2006 and 2005, respectively) to the Healthcare segment’s revenues. The addition of five EO facilities acquired from Cosmed contributed $25.0 million ($19.1 million and $5.9 million in fiscal years 2006 and 2005, respectively) to the Isomedix Services segment’s growth in revenues during the initial twelve months following its acquisition. The addition of FHSurgical to our operations contributed $19.7 million to the Healthcare segment’s revenues for fiscal 2006. The acquisition of FHSurgical was completed on March 24, 2005 and, therefore, did not have a material impact on our fiscal 2005 operating results.

International Operations.  Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During fiscal 2007, our revenues were favorably impacted by $10.4 million, or 0.9%, and income before taxes was favorably impacted by $1.9 million, or 1.4%, as a result of foreign currency movements relative to the U.S. dollar.

RESULTS OF OPERATIONS

In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of the results of operations of the Company and then separately discuss earnings for our operating segments.

FISCAL 2007 AS COMPARED TO FISCAL 2006

Revenues.  The following table compares our revenues for the year ended March 31, 2007 to the year ended March 31, 2006:

	Years Ended March 31,		Change	Percent Change	Percentage of Total Revenues
(dollars in thousands)	2007	2006			2007 (1)	2006 (1)
Capital Revenues	$509,312	$505,235	$4,077	0.8%	42.5%	43.5%
Consumable Revenues	264,257	254,604	9,653	3.8%	22.1%	21.9%
Product Revenues	773,569	759,839	13,730	1.8%	64.6%	65.5%
Service Revenues	423,838	400,446	23,392	5.8%	35.4%	34.5%
Total Revenues	$1,197,407	$1,160,285	$37,122	3.2%	100.0%	100.0%
Service Revenues	$423,838	$400,446	$23,392	5.8%	35.4%	34.5%
Consumable Revenues	264,257	254,604	9,653	3.8%	22.1%	21.9%
Recurring Revenues	688,095	655,050	33,045	5.0%	57.5%	56.5%
Capital Revenues	509,312	505,235	4,077	0.8%	42.5%	43.5%
Total Revenues	$1,197,407	$1,160,285	$37,122	3.2%	100.0%	100.0%
United States	$933,546	$925,593	$7,953	0.9%	78.0%	79.8%
International	263,861	234,692	29,169	12.4%	22.0%	20.2%
Total Revenues	$1,197,407	$1,160,285	$37,122	3.2%	100.0%	100.0%

(1)	Certain percentages may not calculate exactly due to rounding.

Revenues increased $37.1 million, or 3.2%, to $1,197.4 million for the year ended March 31, 2007, as compared to $1,160.3 million for fiscal 2006. For fiscal 2007, recurring revenues increased 5.0% as compared to fiscal 2006. The recurring revenues increase was generated primarily by a 5.8% increase in service revenues as compared to fiscal 2006. Service revenues, which increased in all segments, were driven by a $14.4 million, or 7.1%, increase in the Healthcare segment. Within our Life Sciences and Isomedix Services segments, service revenues for fiscal 2007 increased 3.8% and 5.0%, respectively, as compared to fiscal 2006. Consumable revenues also increased 3.8% for fiscal 2007 when compared to the prior year. Capital revenues increased $4.1 million, or 0.8%, during fiscal 2007, as compared to fiscal 2006. The Healthcare segment continued to experience strong demand for surgical tables both in the United States and internationally. However, the growth in Healthcare segment’s capital revenues of 2.4% was partially offset by a decline in the Life Sciences segment’s capital revenues of 5.2%. The decline in Life Sciences capital revenues was a result of strong price competition for capital equipment being sold into the United States research market.

International revenues for fiscal 2007 amounted to $263.9 million, an increase of $29.2 million, or 12.4%, as compared to fiscal 2006. The increase in year-over-year international revenues was attributable to a 14.9% increase in capital revenues primarily within the European and Canadian marketplaces. Within Europe, fiscal 2007 capital revenues reflect the continued success of surgical tables and related accessories in the Healthcare segment and increases in the Life Sciences segment’s revenues from VHP technologies and water systems. This increase was partially offset by a decrease in Asia Pacific/Latin America capital revenues in our Life Sciences segment during fiscal 2007. The increase in international capital revenues was supplemented by an increase of 9.4% in recurring revenue streams year over year.

United States revenues for fiscal 2007 amounted to $933.5 million, an increase of $7.9 million, or 0.9%, as compared to fiscal 2006. United States revenues were positively impacted by a 4.1% increase in recurring revenues, which were driven by increases in service revenues in all segments. Year over year, United States capital revenues decreased 3.9%, reflecting fluctuating demand within the Healthcare segment for sterile processing capital products generally associated with new construction projects and as a result of the strong price competition experienced by the Life Sciences segment for capital equipment being sold into the United States research market.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit.  The following table compares our gross profit for the year ended March 31, 2007 to the year ended March 31, 2006:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Gross Profit:
Product	$319,066	$314,386	$4,680	1.5%
Service	185,741	169,799	15,942	9.4%
Total Gross Profit	$504,807	$484,185	$20,622	4.3%
Gross Profit Percentage:
Product	41.2%	41.4%
Service	43.8%	42.4%
Total Gross Profit Percentage	42.2%	41.7%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross margin increased to 42.2% for fiscal 2007. Overall, our fiscal 2007 margins increased due to improved productivity and pricing, which more than offset increases in labor and material costs. Gross margins also benefited from a shift towards higher margin recurring revenue products within the Life Sciences segment. Gross margins for fiscal 2007 include $1.1 million in share-based compensation expense as a result of the impact of SFAS No. 123R.

The gross margins related to our operating segments are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Operating Expenses.  The following table compares our operating expenses for the year ended March 31, 2007 to the year ended March 31, 2006:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Operating Expenses:
Selling, General, and Administrative	$326,896	$315,582	$11,314	3.6%
Research and Development	33,626	33,597	29	0.1%
Restructuring Expenses	6,584	25,308	(18,724)	NM
Total Operating Expenses	$367,106	$374,487	$(7,381)	-2.0%

NM – Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A increased 10 basis points to 27.3% for fiscal 2007 as compared to fiscal 2006. The increase reflects higher compensation and benefit costs net of lower costs associated with consulting and marketing fees.

Research and development expenses as a percentage of total revenues decreased 10 basis points to 2.8% for fiscal 2007 as compared to fiscal 2006. During fiscal 2007 and fiscal 2006, research and development expenses were $33.6 million. Our research and development initiatives continually emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2007, our investments in research and development focused on, but were not limited to, enhancing capabilities of delivery systems in the defense and industrial areas, sterile processing combination technologies, surgical tables and accessories, and the area of emerging infectious agents such as Prions and Nanobacteria.

SG&A and research and development expenses for fiscal 2007 included $8.0 million and $0.8 million, respectively, in share-based compensation expense as a result of the impact of the adoption of SFAS No. 123R.

Restructuring Expenses.  We recognize restructuring expenses as they are incurred. We also evaluate the property, plant and equipment associated with our restructuring actions for impairment. Asset impairment and accelerated depreciation expenses primarily relate to an adjustment in the carrying value of the related facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were re-evaluated based on the respective plan, resulting in the acceleration of depreciation and amortization of certain assets.

During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations. As part of this plan, we closed our Nanterre, France and Stockholm, Sweden sales offices. We also took steps to reduce the workforce in certain of our European support functions. These actions are intended to improve our cost structure in Europe. Approximately 40 employees were impacted in various European locations.

In fiscal 2007, the Company recorded $1.7 million in restructuring expenses related to the European Restructuring Plan actions. The restructuring expenses are predominately for severance and related benefits, with restructuring expenses of $1.2 million and $0.5 million related to the Healthcare and Life Sciences business segments, respectively. We are continuing to evaluate our European operations for opportunities to enhance performance, but we have not committed to any additional specific actions.

In fiscal 2007 and fiscal 2006, we also recorded $4.9 million and $25.3 million in restructuring expenses, respectively, primarily related to the previously announced transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions, including the closure of a sales office in Miami, Florida, rationalization of operations in Finland and the elimination of certain management positions (“Fiscal 2006 Restructuring Plan”). All such actions are intended to improve our cost structure.

Since the inception of the Fiscal 2006 Restructuring Plan, we have recorded restructuring expenses of $30.2 million, with restructuring expenses of $29.8 million and $0.4 million related to the Healthcare and Life Sciences business segments, respectively.

We anticipate incurring approximately an additional $4.0 million in restructuring expenses during fiscal 2008 in connection with the transfer of the Erie manufacturing operations. These additional restructuring expenses include severance, accelerated depreciation and other expenses.

These actions have impacted or will impact more than 450 employees beginning in the fourth quarter of fiscal 2006 and over the period in which the manufacturing operations are transferred. Information regarding the impact of the restructuring actions on our employee benefit plans is included in Note 11 to our consolidated financial statements titled, “Benefit Plans.”

Collective bargaining agreements with certain employees located at the Erie, Pennsylvania operations expire in June 2008.

The following tables summarize our total restructuring expenses for fiscal 2007 and fiscal 2006:

	Year Ended March 31, 2007
(dollars in thousands)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Asset impairment and accelerated depreciation	$105	$2,606	$2,711
Severance, payroll and other related costs	1,365	2,027	3,392
Lease termination costs	233	150	383
Other	—	98	98
Total restructuring charges	$1,703	$4,881	$6,584

Year Ended March 31, 2006
(dollars in thousands)	Fiscal 2006 Restructuring Plan
Asset impairment and accelerated depreciation	$11,712
Severance, payroll and other related costs	2,038
Lease termination costs	135
Pension curtailment	2,335
OPEB acceleration	8,982
Other	106
Total restructuring charges	$25,308

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within Accrued expenses and other. The following tables summarize our liabilities related to restructuring activities:

	European Restructuring Plan
	March 31, 2006	Fiscal 2007		March 31, 2007
		Provision	Payments
Severance and termination benefits	$—	$1,365	$(727)	$638
Lease termination obligation	—	233	(14)	219
Fixed asset impairment	—	105	—	105
Total	$—	$1,703	$(741)	$962

	Fiscal 2006 Restructuring Plan
	March 31, 2006	Fiscal 2007		March 31, 2007
		Provision	Payments
Severance and termination benefits(1)	$1,941	$1,743	$(1,885)	$1,799
Lease termination obligation	135	150	(128)	157
Total	$2,076	$1,893	$(2,013)	$1,956

(1)	Does not include certain items that were paid in the period incurred.

Non-Operating Expense, Net.  Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expense for the year ended March 31, 2007 to the year ended March 31, 2006:

	Years Ended March 31,
(dollars in thousands)	2007	2006	Change
Non-Operating Expense, Net:
Interest Expense	$7,211	$4,935	$2,276
Interest and Miscellaneous Income	(2,440)	(3,355)	915
Non-Operating Expense, Net	$4,771	$1,580	$3,191

We had higher average outstanding debt levels and incurred higher interest rates on outstanding debt during fiscal 2007 as compared to fiscal 2006 and, as a result, interest expense increased year over year. The higher debt levels in fiscal 2007 were used to fund stock repurchases and working capital needs. Interest and other miscellaneous income decreased $1.0 million in fiscal 2007 as compared to the prior year. This decrease was primarily due to receiving the final settlement of certain working capital adjustments and the resolution of certain indemnification claims pursuant to the terms of the share purchase agreement with respect to our acquisition of Hamo Holding AG (“Hamo”) in the first quarter of fiscal 2006. We completed the acquisition of Hamo during fiscal 2004.

Additional information regarding our outstanding debt is included in Note 8 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense.  The following table compares our income tax expense and effective tax rates for the years ended March 31, 2007 and 2006:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Income Tax Expense	$51,833	$45,172	$6,661	14.7%
Effective Income Tax Rate	39.0%	41.8%

The effective income tax rate for fiscal 2007 was 39.0% as compared to 41.8% for fiscal 2006. The lower effective income tax rate for fiscal 2007 was primarily due to discrete item adjustments to recognize additional deferred tax assets related to foreign tax credits. The unfavorable impact of the current IRS audits was not as significant in fiscal 2007 as it was in fiscal 2006. Improvements in the expected operating profits generated in international tax jurisdictions allow us to use operating loss carryforwards and also increase our ability to use foreign tax credits to offset foreign profits taxed in the United States. Additional information regarding our income tax expense is included in Note 10 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations.  We operate and report in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 13 to our consolidated financial statements titled, “Business Segment Information,” and Item 1, “Business” provide detailed information regarding each business segment. The following table compares business segment revenues for the year ended March 31, 2007 to the year ended March 31, 2006:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Revenues:
Healthcare	$845,674	$817,014	$28,660	3.5%
Life Sciences	217,952	215,827	2,125	1.0%
STERIS Isomedix Services	133,781	127,444	6,337	5.0%
Total Revenues	$1,197,407	$1,160,285	$37,122	3.2%

Healthcare segment revenues were 70.6% of total revenues for the year ended March 31, 2007, as compared to 70.4% for the year ended March 31, 2006. Healthcare segment revenues increased $28.7 million, or 3.5%, to $845.7 million for the year ended March 31, 2007, as compared to $817.0 million for the prior fiscal year. The increase in Healthcare revenues was primarily driven by a 4.6% increase in recurring revenues. We generated increases in service and consumables revenues of 7.1% and 2.1%, respectively, as a result of strong service revenues within the United States hospital market and increased demand for our consumable products in the United States and Canada. Our Healthcare segment’s fiscal 2007 revenues were also positively impacted by a 2.4% increase in capital revenues driven by continued strong sales of surgical tables both in the United States and internationally. This increase was partially offset by a decline in high temperature sterile processing capital equipment. At March 31, 2007, our Healthcare segment’s backlog amounted to $63.8 million, as compared to $62.0 million at March 31, 2006.

Life Sciences segment revenues represented 18.2% of total revenues for the year ended March 31, 2007, as compared to 18.6% for the year ended March 31, 2006. Life Sciences segment revenues increased $2.1 million, or 1.0%, to $217.9 million for the year ended March 31, 2007, as compared to $215.8 million for the prior fiscal year. The increase in Life Sciences revenues was driven by strong growth in consumable products and service of 10.9% and 3.8%, respectively, partially offset by a 5.2% decrease in capital revenues. Fiscal 2007 Life

Sciences capital revenues were unfavorably impacted as a result of strong price competition for capital equipment being sold into the United States research market. At March 31, 2007, our Life Sciences segment’s backlog amounted to $46.4 million, as compared to $42.5 million at March 31, 2006.

STERIS Isomedix Services segment revenues represented 11.2% of total revenues for the year ended March 31, 2007, as compared to 11.0% for the year ended March 31, 2006. This segment experienced revenue growth of $6.3 million, or 5.0%, during fiscal 2007, as compared to fiscal 2006. The year over year growth in revenues is largely attributable to increased demand from medical device customers and normal contracted price increases.

The following table compares our business segment operating results for the year ended March 31, 2007 to the year ended March 31, 2006:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2007	2006	Change
Operating Income (Loss):
Healthcare	$110,559	$88,914	$21,645	24.3%
Life Sciences	4,213	(379)	4,592	NM
STERIS Isomedix Services	22,929	21,163	1,766	8.3%
Total Operating Income	$137,701	$109,698	$28,003	25.5%

NM	- Not meaningful.

Segment operating income (loss) is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are based on each segment’s percentage of revenues, headcount, or other variables to those of the total company. In fiscal 2007, restructuring expenses of $6.2 million and $0.4 million were included in the operating income for Healthcare and Life Sciences, respectively. In fiscal 2006, restructuring expenses of $24.8 million and $0.5 million were included in the operating income (loss) for Healthcare and Life Sciences, respectively.

Our Healthcare segment’s operating income increased $21.6 million, or 24.3%, to $110.6 million for the year ended March 31, 2007 from $88.9 million during the prior fiscal year. Our Healthcare segment’s operating margins were 13.1% and 10.9%, respectively, for the years ended March 31, 2007 and March 31, 2006. Our Healthcare segment’s gross margin was 44.5% for the year ended March 31, 2007 as compared to 45.2% for the year ended March 31, 2006. In fiscal 2007, this segment’s operating income includes restructuring expenses of $4.9 million and $1.3 million related to the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico and the European restructuring actions, respectively. Share-based compensation expenses of $6.7 million were also included in our Healthcare segment’s fiscal 2007 operating income. In fiscal 2006, restructuring expenses primarily associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico of $24.8 million were included in the Healthcare segment’s operating income. Operating income improved as a result of lower restructuring costs and improved leveraging of operating expense.

Our Life Sciences segment’s operating income was $4.2 million in fiscal 2007 as compared to an operating loss of $0.4 million in fiscal 2006. Our Life Sciences segment’s gross margin was 36.4% for the year ended March 31, 2007 as compared to 32.1% for the year ended March 31, 2006. This segment’s operating results benefited from increased volumes associated with higher margin consumable products and service offerings, as well as productivity improvements and operating expense control. In fiscal 2007, our Life Sciences segment’s operating income includes restructuring expenses of $0.4 million associated with the European restructuring actions and $2.0 million in share-based compensation expense. The fiscal 2006 operating loss includes approximately $0.5 million in restructuring expenses associated with the rationalization of operations at the manufacturing facility in Finland.

STERIS Isomedix Services segment operating income increased $1.8 million, or 8.3%, to $22.9 million for the year ended March 31, 2007 as compared to $21.2 million during the prior fiscal year. This segment’s operating margins were 17.1% and 16.6%, respectively, for the years ended March 31, 2007 and March 31, 2006, and gross margins were 36.9% and 35.8%, respectively, for fiscal 2007 and fiscal 2006. Fiscal 2007 operating margins improved as a result of increased volumes and normal contracted price increases, partially offset by share-based compensation expense of $1.2 million. Operating margins of STERIS Isomedix Services are greatly impacted by volume levels as the facilities operate with relatively high percentages of fixed costs.

FISCAL 2006 AS COMPARED TO FISCAL 2005

Revenues.  The following table compares our revenues for the year ended March 31, 2006 to the year ended March 31, 2005:

	Years Ended March 31,			Percent Change	Percentage of Total Revenues
(dollars in thousands)	2006	2005	Change		2006 (1)	2005 (1)
Capital Revenues	$505,235	$483,956	$21,279	4.4%	43.5%	44.7%
Consumable Revenues	254,604	234,952	19,652	8.4%	21.9%	21.7%
Product Revenues	759,839	718,908	40,931	5.7%	65.5%	66.5%
Service Revenues	400,446	362,766	37,680	10.4%	34.5%	33.5%
Total Revenues	$1,160,285	$1,081,674	$78,611	7.3%	100.0%	100.0%
Service Revenues	$400,446	$362,766	$37,680	10.4%	34.5%	33.5%
Consumable Revenues	254,604	234,952	19,652	8.4%	21.9%	21.7%
Recurring Revenues	655,050	597,718	57,332	9.6%	56.5%	55.3%
Capital Revenues	505,235	483,956	21,279	4.4%	43.5%	44.7%
Total Revenues	$1,160,285	$1,081,674	$78,611	7.3%	100.0%	100.0%
United States	$925,593	$874,682	$50,911	5.8%	79.8%	80.9%
International	234,692	206,992	27,700	13.4%	20.2%	19.1%
Total Revenues	$1,160,285	$1,081,674	$78,611	7.3%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Revenues increased $78.6 million, or 7.3%, to $1,160.3 million for the year ended March 31, 2006, as compared to $1,081.7 million for fiscal 2005. For fiscal 2006, recurring revenues increased 9.6% as compared to fiscal 2005. The recurring revenues increase was generated from an 8.4% increase in consumable revenues driven by the Browne acquisition and a 10.4% increase in service revenues as compared to fiscal 2005. Service revenues, which increased in all segments, were driven by a $22.7 million, or 21.6%, increase in our Isomedix Services segment. Within our Healthcare and Life Sciences segments, service revenues for fiscal 2006 increased 5.5% and 6.8%, respectively, as compared to fiscal 2005. Capital revenues increased $21.3 million, or 4.4%, during fiscal 2006, as compared to fiscal 2005. Our Healthcare segment experienced strong demand for Cmax surgical tables both in the United States and internationally. However, our Healthcare segment’s base capital equipment offering was negatively impacted by softness in overall market demand for products because sterile processing and surgical suite products are generally purchased late in the project cycle. There was an overall decline in projects entering the completion stage in fiscal 2006 as compared to fiscal 2005. Life Sciences capital revenue reflects pockets of growth in international pharmaceutical production and sales of replacement equipment into the research market.

International revenues for fiscal 2006 amounted to $234.7 million, an increase of $27.7 million, or 13.4%, as compared to fiscal 2005. The increase in year-over-year international revenues resulted from an 11.9% increase in capital revenues primarily within the European and Asian/Latin American marketplaces. Within Europe, fiscal 2006 capital revenues from our Healthcare segment increased 38.8% as compared to fiscal 2005 largely due to the acquisition of FHSurgical. This increase was partially offset by a decrease of 22.4% in European capital revenues from our Life Sciences segment during fiscal 2005. International recurring revenues also increased by 15.3% year over year.

United States revenues for fiscal 2006 amounted to $925.6 million, an increase of $50.9 million, or 5.8%, as compared to fiscal 2005. United States revenues were positively impacted by an 8.7% increase in recurring revenues, which was primarily due to a 21.6% increase in our Isomedix Services segment’s revenues. Recurring revenues were also positively impacted by service revenue increases of 3.2% and 13.0% in our Healthcare and Life Sciences segments, respectively, and a 5.2% increase in consumable revenues. Year over year, United States capital revenues increased 1.9% as a result of improved demand from hospital customers during the second half of the fiscal year. The increase in United States capital revenues was driven by increases of 1.1% and 6.6% in our Healthcare and Life Sciences segments, respectively.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit.  The following table compares our gross profit for the year ended March 31, 2006 to the year ended March 31, 2005:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Gross Profit:
Product	$314,386	$306,843	$7,543	2.5%
Service	169,799	155,078	14,721	9.5%
Total Gross Profit	$484,185	$461,921	$22,264	4.8%

Gross Profit Percentage:
Product	41.4%	42.7%
Service	42.4%	42.7%
Total Gross Profit Percentage	41.7%	42.7%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross margin declined to 41.7% for fiscal 2006. Overall, our fiscal 2006 margins declined due to increased raw material prices, particularly related to stainless steel, a core material used in the manufacturing of capital equipment, and certain petroleum-based chemicals used in consumables formulations. Lower fiscal 2006 gross margins also reflect the impact of increased freight costs, additional operating costs associated with businesses acquired, and reduced volumes within certain manufacturing processes which resulted in lower fixed cost absorption. The decline in service gross margins was a result of increases in labor, fuel and facilities costs.

The gross margins related to our operating segments are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Operating Expenses.  The following table compares our operating expenses for the year ended March 31, 2006 to the year ended March 31, 2005:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Operating Expenses:
Selling, General, and Administrative	$315,582	$289,068	$26,514	9.2%
Research and Development	33,597	31,509	2,088	6.6%
Restructuring Expenses	25,308	—	25,308	NM
Total Operating Expenses	$374,487	$320,577	$53,910	16.8%

NM – Not meaningful.

Compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses are significant components of SG&A. SG&A as a percentage of total revenues increased 50 basis points to 27.2% for fiscal 2006 as compared to fiscal 2005. Fiscal 2006 SG&A includes approximately $4 million in expenses that we recorded in the fourth quarter for the termination of certain long-term marketing agreements.

Research and development expenses as a percentage of total revenues remained relatively flat at 2.9% for fiscal 2006 and fiscal 2005. In fiscal 2006, research and development expenses increased $2.1 million, or 6.6%, as compared to fiscal 2005. Research and development expenses increased in fiscal 2006 due to the integration of the research and development functions of companies we acquired and a continued emphasis on new product development, product improvements, and the development of new technological platform innovations. During fiscal 2006, our investments in research and development were focused on, but were not limited to, enhancing capabilities of delivery systems in the defense and industrial areas, sterile processing combination technologies, and of emerging infectious agents such as Prions.

Restructuring Expenses.  In fiscal 2006, we recorded $25.3 million in restructuring expenses related to the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions, including the closure of a sales office in Miami, Florida, rationalization of operations in Finland and the elimination of certain management positions. These actions were intended to improve our cost structure and are further discussed in Note 3 to our consolidated financial statements titled, “Restructuring” and in the MD&A subsection titled, “Restructuring Expenses,” within the section titled, “Fiscal 2007 as Compared to Fiscal 2006.” We did not incur restructuring expenses during fiscal 2005.

Non-Operating Expense, Net.  The following table compares our net non-operating expense for the year ended March 31, 2006 to the year ended March 31, 2005:

	Years Ended March 31,		Change
(dollars in thousands)	2006	2005
Non-Operating Expense, Net:
Interest Expense	$4,935	$4,234	$701
Interest and Miscellaneous Income	(3,355)	(1,182)	(2,173)
Non-Operating Expense, Net	$1,580	$3,052	$(1,472)

We had higher average outstanding debt levels and incurred higher interest rates on outstanding debt during fiscal 2006 as compared to fiscal 2005 and, as a result, interest expense increased year over year. Interest and other miscellaneous income increased $2.2 million for fiscal 2006 compared to the prior year. This increase resulted primarily from the final settlement of certain working capital adjustments and the resolution of certain indemnification claims related to our acquisition of Hamo, which was completed during fiscal 2004. The settlement occurred in the first quarter of fiscal 2006.

Additional information regarding our outstanding debt is included in Note 8 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense.  The following table compares our income tax expense and effective tax rates for the years ended March 31, 2006 and 2005:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2006	2005
Income Tax Expense	$45,172	$54,620	$(9,448)	-17.3%
Effective Income Tax Rate	41.8%	39.5%

The effective income tax rate for fiscal 2006 was 41.8% as compared to 39.5% for fiscal 2005. The higher rate for fiscal 2006 was primarily due to ongoing routine IRS audits and the unfavorable impact of losses in international operations. IRS audit assessments related to tax years 1997 through 2001. Reductions in the operating profits generated in international tax jurisdictions affects our ability to use operating loss carryforwards and also reduces our ability to use foreign tax credits to offset foreign profits taxed in the United States. Additional information regarding our income tax expense is included in Note 10 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations.  We operate and report in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 13 to our consolidated financial statements titled, “Business Segment Information,” and Item 1, “Business” provide detailed information regarding each business segment. The following table compares business segment revenues for the year ended March 31, 2006 to the year ended March 31, 2005:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2006	2005
Revenues:
Healthcare	$817,014	$763,879	$53,135	7.0%
Life Sciences	215,827	213,003	2,824	1.3%
STERIS Isomedix Services	127,444	104,792	22,652	21.6%
Total Revenues	$1,160,285	$1,081,674	$78,611	7.3%

Healthcare segment revenues were 70.4% of total revenues for the year ended March 31, 2006, as compared to 70.6% for the year ended March 31, 2005. Healthcare segment revenues increased $53.1 million, or 7.0%, to $817.0 million for the year ended March 31, 2006 from $763.9 million for the prior fiscal year. Healthcare revenues primarily increased as a result of a 7.1% increase in capital revenues. This increase in capital revenues was primarily due to increases in revenues from the FHSurgical acquisition in fiscal 2005, including strong sales of the Cmax surgical tables both in the United States and internationally. The Healthcare segment’s base capital equipment offering was impacted by softness in overall United States market demand for products as sterile processing and surgical suite products are generally purchased late in the project cycle, and there was an overall decline in projects entering the completion stage in fiscal 2006 compared to fiscal 2005. At March 31, 2006, the Healthcare segment’s backlog amounted to $62.0 million, as compared to $65.4 million at March 31, 2005. In fiscal 2006, our Healthcare segment’s revenues were also positively impacted by a 6.8% increase in recurring revenue streams, resulting from strong service revenues within the United States hospital market, and increased consumable revenues, resulting from the business integration of Browne.

Life Sciences segment revenues were 18.6% of total revenues for the year ended March 31, 2006, as compared to 19.7% for the year ended March 31, 2005. Our Life Sciences segment revenues increased $2.8 million, or 1.3%, to $215.8 million for the year ended March 31, 2006 from $213.0 million for the prior fiscal year. The increase in Life Sciences revenues was driven by strong recurring revenues growth of 9.8% and 6.8% for consumable products and service, respectively. This growth was partially offset by a 5.2% decrease in capital revenues. Fiscal 2006 Life Sciences revenues were negatively impacted as a result of fewer new capital construction projects within the pharmaceutical industry. However, during the fourth quarter, the segment experienced an increase in capital revenues of $6.5 million, or 22.6%, due to a rise in demand for capital equipment in the pharmaceutical production market and for replacement equipment in the research market. At March 31, 2006, our Life Sciences segment’s backlog totaled $42.5 million, as compared to $42.6 million at March 31, 2005.

STERIS Isomedix Services segment revenues were 11.0% of total revenues for the year ended March 31, 2006, as compared to 9.7% for the year ended March 31, 2005. The segment’s revenues grew $22.7 million, or 21.6%, in fiscal 2006, as compared to fiscal 2005. The year-over-year revenue growth was largely due to additional revenues generated by Cosmed facilities we acquired in January of fiscal 2005. The segment’s revenues benefited from a temporary reduction in industry processing capacity during fiscal 2005.

The following table compares our business segment operating results for the year ended March 31, 2006 to the year ended March 31, 2005:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2006	2005	Change
Operating Income (Loss):
Healthcare	$88,914	$125,589	$(36,675)	-29.2%
Life Sciences	(379)	(3,843)	3,464	90.1%
STERIS Isomedix Services	21,163	19,598	1,565	8.0%
Total Operating Income	$109,698	$141,344	$(31,646)	-22.4%

Segment operating income (loss) is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are based on each segment’s percentage of revenues, headcount, or other variables to those of the total Company. Fiscal 2006 operating income for Healthcare and Life Sciences includes restructuring expenses of $24.8 million and $0.5 million, respectively.

Our Healthcare segment’s operating income was $88.9 million for the year ended March 31, 2006. This represents a decrease of $36.7 million, or 29.2%, from operating income of $125.6 million during the prior fiscal year. Our Healthcare segment’s operating margins were 10.9% and 16.4%, respectively, for the years ended March 31, 2006 and March 31, 2005. Our Healthcare segment’s gross margin was 45.2% for the year ended March 31, 2006 as compared to 46.4% for the year ended March 31, 2005. Approximately $24.8 million of the decrease in our Healthcare segment’s operating income was due to restructuring expenses recorded in fiscal 2006. These restructuring expenses were primarily associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico. Healthcare’s operating margin also decreased as a result of recording expenses for the termination of certain long-term marketing agreements. These expenses include the cost of restructuring our distribution channel in Japan to a more direct channel and the cost of cancelling a long-term advertising agreement, which will reduce future advertising expenses. Healthcare’s gross margin decreased due to increased raw material prices and fuel costs as well as inflationary increases in service labor costs. The increase in raw material prices was partially offset by the addition of Browne consumable products to the Healthcare segment’s product offering.

Our Life Sciences segment’s operating loss was $0.4 million and $3.8 million, respectively, for the years ended March 31, 2006 and March 31, 2005. Our Life Sciences segment’s gross margin was 32.1% for the year ended March 31, 2006 as compared to 31.8% for the year ended March 31, 2005. This segment’s operating results improved due to increases in the sales volumes of consumable products and service offerings. These volume increases offset higher raw material prices and lower capital products volume, which lowered fixed cost absorption. The fiscal 2006 operating loss includes approximately $0.5 million in restructuring expenses we recorded for the rationalization of operations at the Finland manufacturing facility.

Our STERIS Isomedix Services segment’s operating income was $21.2 million for the year ended March 31, 2006. This represents an increase of $1.6 million, or 8.0%, from operating income of $19.6 million during the prior fiscal year. The segment’s operating margins were 16.6% and 18.7%, respectively, for the years ended March 31, 2006 and March 31, 2005. The segment’s gross margins were 35.8% and 37.9%, respectively, for fiscal 2006 and fiscal 2005. The lower operating margins are due to a change in revenue mix resulting from the acquisition of the Cosmed facilities January of fiscal 2005. Since the acquisition, a larger portion of the segment’s revenues are generated from EO processing, which typically carries lower margins. STERIS Isomedix Services’ operating margins are greatly impacted by volume levels because its facilities operate with relatively high percentages of fixed costs. Fiscal 2006 margins also decreased due to inflationary increases in labor and utilities costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes significant components of our cash flows for the years ended March 31, 2007 and 2006:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2007	2006	Change
Operating activities:
Net income	$82,155	$70,289	$11,866	16.9%
Gain on the sale of discontinued operations, net of tax	(1,058)	(6,234)	5,176	-83.0%
Loss on the sale of property, plant and equipment	841	—	841	NM
Non-cash items	62,340	53,437	8,903	16.7%
Changes in assets and liabilities of discontinued operations	—	10,441	(10,441)	NM
Changes in assets and liabilities of continuing operations, excluding the effects of business acquisitions	(48,538)	34,022	(82,560)	NM
Net cash provided by operating activities	$95,740	$161,955	$(66,215)	-40.9%
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(49,024)	$(51,170)	$2,146	-4.2%
Proceeds from the sale of property, plant and equipment	2,825	—	2,825	NM
Proceeds from the sale of discontinued operations	2,927	22,111	(19,184)	-86.8%
Investments in businesses, net of cash acquired	—	(7,165)	7,165	NM
Net cash used in investing activities	$(43,272)	$(36,224)	$(7,048)	19.5%
Financing activities:
(Payments) proceeds on long-term obligations, capital leases, and credit facility, net	$(14,667)	$7,072	$(21,739)	-307.4%
Repurchases of common shares	(60,170)	(84,153)	23,983	-28.5%
Cash dividends paid to common shareholders	(11,766)	(10,937)	(829)	7.6%
Deferred financing fees	—	(217)	217	NM
Stock option and other equity transactions, net	10,924	11,834	(910)	-7.7%
Net cash used in financing activities	$(75,679)	$(76,401)	$722	-0.9%
Debt-to-capital ratio	11.6%	13.7%
Free cash flow	$49,541	$110,785

NM – Not meaningful.

Net Cash Provided by Operating Activities.  The net cash provided by our operating activities was $95.7 million for the year ended March 31, 2007 compared to $162.0 million for the year ended March 31, 2006. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items – Our non-cash items include depreciation, depletion, and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Non-cash items were $62.3 million for fiscal 2007 compared to $53.4 million for fiscal 2006.

•

Depreciation, depletion, and amortization – Depreciation, depletion, and amortization expense is the most significant component of non-cash items. This expense totaled $60.3 million and $57.9 million for fiscal 2007 and 2006, respectively. The $2.4 million increase in this expense was primarily the result of recording accelerated depreciation for certain assets included in the Fiscal 2006 Restructuring Plan.

•

Share-based compensation expense – We adopted SFAS No. 123R on April 1, 2006. As a result, we recorded $9.9 million in share-based compensation expense for fiscal 2007. In prior fiscal years, we granted stock options with a fair value equal to our common stock price on the grant date and recorded no compensation expense for the grants.

•

Deferred income taxes – Our deferred income tax benefits totaled $10.1 million and $7.6 million in fiscal 2007 and fiscal 2006, respectively. The $2.5 million increase in deferred income tax benefits primarily resulted from the settlement of the fiscal 1997 and fiscal 1998 IRS audits and share-based compensation expense. We provide additional information about the impact of new accounting standards in the section of the MD&A titled, “Recently Issued Accounting Standards Impacting the Company.”

•

Working capital – Significant changes in our working capital for the year ended March 31, 2007 as compared to the prior fiscal year are summarized below. Our discussion excludes the impact of foreign currency translation adjustments and balances acquired from business acquisitions.

•

Accounts receivable, net – Our net accounts receivable balances increased $4.6 million during fiscal 2007 and decreased $2.8 million during fiscal 2006. Our accounts receivable balances may change from period to period due to the timing of revenues and customer payments. The increase in the accounts receivable balance was a result of an increase in revenues of $18.6 million during the fourth quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006, offset by the benefits of improved collection processes. Days sales outstanding increased from 76 days at March 31, 2006 to 77 days at March 31, 2007.

•

Inventories, net – Our net inventory balances increased $16.9 million during fiscal 2007 and increased $9.9 million during 2006. The year-over-year change in inventories was primarily due to new products and service initiatives and an inventory build associated with the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico. We increased inventory levels at both the Erie and Monterrey facilities by $8.0 million to ensure product would be consistently available for our customers during the transition.

•

Other current assets – Our other current assets increased $16.8 million during fiscal 2007 and increased $7.0 million during fiscal 2006. The increase reflects approximately $17.5 million of the tax payment made during the first quarter of fiscal 2007 that remains on deposit with the IRS subject to final resolution of certain matters under audit.

•

Accounts payable, net – Our net accounts payable balances decreased $12.0 million during fiscal 2007 and increased $20.3 million during fiscal 2006, resulting in a cash flow change of $32.3 million. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net – Our net accruals and other liabilities balances increased $1.7 million and $27.8 million during fiscal 2007 and fiscal 2006, respectively. In fiscal 2007, the increase was primarily due to increases in the accruals for compensation and benefit-related accruals, partially offset by a decrease in the accruals for other taxes not related to income. The change in accruals and other liabilities was significantly higher in fiscal 2006 compared to fiscal 2007 as a result of recording accrued benefit obligations associated with the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico.

•

Working capital of discontinued operations – In fiscal 2006, changes in the working capital of the freeze dryer product line, which was sold on October 31, 2005, contributed approximately $10.4 million to operating cash flows.

Net Cash Used in Investing Activities.  The net cash we used in investing activities totaled $43.3 million during fiscal 2007 compared to $36.2 million during fiscal 2006. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2007 and 2006:

•

Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $49.0 million during fiscal 2007 compared to $51.2 million during fiscal 2006. Decreased capital spending levels in fiscal 2007 resulted primarily from a reduction in material purchases for STERIS Isomedix Services and reductions in capital investments in support of research and development. In addition, capital spending included the cost for a license to distribute an instrument tracking solution in North America.

•

Proceeds from the sale of property, plant, equipment and intangibles – These proceeds include $2.4 million we received during the third quarter of fiscal 2007 from the sale of a building located in Nogales, Arizona.

•

Proceeds from the sale of discontinued operations – In fiscal 2007, we recorded additional proceeds of $2.9 million for the October 31, 2005 sale of the freeze dryer product line. We received these additional proceeds because we reached a final settlement with the buyer for working capital changes and certain indemnifications. In fiscal 2006, we received proceeds of approximately $22.1 million from this sale.

•

Investments in businesses, net of cash acquired – In fiscal 2006, we paid amounts for holdback or earnout provisions contained in the purchase agreements for the fiscal 2005 acquisitions of Browne, FHSurgical, and certain assets of Cosmed. We provide additional information about our recent acquisitions in Note 17 to our consolidated financial statements titled, “Business Acquisitions.”

Net Cash Used in Financing Activities.  The net cash we used in financing activities totaled $75.7 million in fiscal 2007 compared to $76.4 million for the prior fiscal year. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2007 and 2006:

•

Proceeds (payments) on long-term obligations, capital leases, and credit facility, net – For the year ended March 31, 2007, we made payments of $13.0 million and $1.7 million, net, under our revolving credit facility and our other long-term obligations and capital leases, respectively. In fiscal 2006, we borrowed $11.8 million, net, under our revolving credit facility. These borrowings were partially offset by payments we made of $4.7 million, net, on our capital leasing arrangements, industrial revenue bonds, and other long-term obligations. We provide additional information about our debt structure in Note 8 to our consolidated financial statements titled, “Debt,” and in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

•

Repurchases of Common Shares – The Company’s Board of Directors has provided authorization to repurchase our common shares. During fiscal 2007, we repurchased 2,606,800 common shares at an average purchase price of $23.08 per common share. During fiscal 2006, we repurchased 3,364,175 of our common shares at an average purchase price of $25.01 per common share. We provide additional information about our common share repurchases in Note 15 to our consolidated financial statements titled, “Repurchases of Common Shares.”

•

Cash dividends paid to common shareholders – During fiscal year 2007, we paid total cash dividends of $11.8 million, or $0.18 per outstanding common share. During fiscal year 2006, we paid total cash dividends of $10.9 million, or $0.16 per outstanding common share.

•

Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock compensation programs. During fiscal 2007 and fiscal 2006, we received cash proceeds totaling $9.0 million and $11.8 million, respectively, under these programs. In fiscal 2007, we were also required to record the tax benefit from stock options exercised of $1.9 million within financing cash flows. In fiscal 2006, under previous accounting guidelines, we recorded the tax benefit from stock options exercised of $2.5 million within operating cash flows.

Cash Requirements.  Currently, we intend to use our existing cash and cash equivalent balances, cash generated by operations, and our existing credit facilities for short and long-term capital expenditures and our other liquidity needs. We believe that these amounts will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, our capital requirements will depend on many uncertain factors, including our rate of sales growth, our customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, and changes in our operating expenses. If our existing sources of cash are not sufficient to continue our future activities, we may need to raise additional funds through additional borrowing or selling equity securities. We cannot assure you that we will be able to obtain additional funds on terms favorable to us, or at all.

Sources of Credit.  Our sources of credit as of March 31, 2007 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2007 Amounts Outstanding	March 31, 2007 Amounts Available
Credit Sources
Private Placement	$100,000	$—	$100,000	$—
Credit Facility (1)	275,000	17,792	—	257,208
Other Debt	1,577	—	1,577	—
Total Credit Sources	$376,577	$17,792	$101,577	$257,208

(1)	Our revolving credit facility contains a sub-limit that reduces the maximum amount available to us by letters of credit issued.

Our sources of funding from credit are summarized below:

•

We owe $100.0 million on senior notes issued to certain institutional investors in a private placement that was not required to be registered with the SEC. These outstanding notes have various maturity dates through the next eight years and accrue interest at fixed interest rates ranging from 4.20% to 5.38%. The agreement related to these notes requires us to maintain certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement.

•

At March 31, 2007, we had $257.2 million of funding available from our $275.0 million revolving credit facility. The facility includes a sub-limit that reduces the maximum amount available to us by letters of credit issued. The revolving credit facility provides a multi-currency borrowing option. We have the option of borrowing under this credit facility at an interest rate equal to (1) LIBOR, or (2) the greater of the Prime Rate established by KeyBank National Association, Cleveland, Ohio, or the Federal Funds effective rate plus 0.50%, plus, in each case, applicable margins based on our leverage ratio. The revolving credit facility requires us to maintain compliance with certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio.

On June 16, 2005, we completed an amendment of our credit facility. This amendment, among other things, modified the facility fee rates and applicable margins, extended the length of the facility to June 15, 2010, increased the swing line component of the facility to $35.0 million, and relaxed certain covenants.

•

At March 31, 2007, our other debt balance includes industrial development revenue bonds with variable interest rates based on the bank/marketing agent’s demand note index. We issued letters of credit to support these bonds. The letters of credit have reimbursement agreements with the same financial covenants as our credit facility. At March 31, 2007, we had a balance outstanding of $1.5 million under the industrial development revenue bonds. These bonds had an interest rate of 3.81%. Our other debt also includes capital lease obligations of $0.1 million.

At March 31, 2007, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in Note 8 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES

Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, and information technology enhancements. During fiscal 2007, our capital expenditures amounted to $49.0 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. At March 31, 2007, we expect to incur amounts for future capital expenditures consistent with our historical trends. However, we cannot assure you that future capital expenditures will remain consistent, as future events can occur which could cause anticipated capital expenditure levels to change.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

We had no material commitments for capital expenditures as of March 31, 2007. At March 31, 2007, we had commitments under non-cancelable operating leases totaling $62.8 million.

Our contractual obligations and commercial commitments as of March 31, 2007 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires us to fulfill a commitment.

	Payments due by March 31,
(in thousands)	2008	2009	2010	2011	2012 and thereafter	Total
Contractual Obligations:
Debt	$700	$40,800	$—	$—	$60,000	$101,500
Capital lease obligations	77	—	—	—	—	77
Operating leases	16,221	13,481	10,505	6,971	15,625	62,803
Purchase obligations	11,125	10,362	6,661	—	—	28,148
Other obligations	386	251	259	267	701	1,864
Total Contractual Obligations	$28,509	$64,894	$17,425	$7,238	$76,326	$194,392

The table above includes only the principal amounts of our contractual obligations. We provide information about the interest component of our long-term debt in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in Note 8 to our consolidated financial statements titled, “Debt.”

Purchase obligations shown in the table above relate to minimum purchase commitments with suppliers for raw materials purchases.

Contractual obligations shown in the table above exclude benefit payments to participants of our defined benefit pension plans and other post-retirement medical benefit plan. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 11 to our consolidated financial statements titled, “Benefit Plans.” The table also excludes contributions we made to funded defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans, defined contribution plan, and other post-retirement medical benefit plan in Note 11 to our consolidated financial statements titled, “Benefit Plans.”

	Amount of Commitment Expiring March 31,
(in thousands)	2008	2009	2010	2011	2012 & Beyond	Totals
Commercial Commitments:
Performance and surety bonds	$7,291	$5,178	$993	$20	$2,118	$15,600
Letters of credit as security for self-insured risk retention policies	10,271	—	—	—	—	10,271
Total Commercial Commitments	$17,562	$5,178	$993	$20	$2,118	$25,871

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND ASSUMPTIONS

The following subsections describe our most critical accounting policies, estimates, and assumptions. Our accounting policies are more fully described in Note 1 to our consolidated financial statements titled, “Nature of Operations and Summary of Significant Accounting Policies.”

Estimates and Assumptions.  Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements that were prepared in accordance with United States generally accepted accounting principles. We make certain estimates and assumptions that we believe to be reasonable when preparing these financial statements. These estimates and assumptions involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could be materially different from these estimates. We periodically review these critical accounting policies, estimates, assumptions, and the related disclosures with the Audit and Financial Policy Committee of the Company’s Board of Directors.

Revenue Recognition.  We recognize revenue for products when ownership passes to the customer, which is based on contract or shipping terms, and for services when the service is provided to the customer. We also have individual customer contracts that offer extended payment terms and/or discounts.

In transactions that contain multiple elements, such as when products, maintenance, or other services are combined, we recognize revenues for each element based on its relative fair value. This accounting method does not change the total revenues of a transaction, but may affect when we recognize revenue.

We offer preventative maintenance agreements to our customers with contract terms from one to five years, which require us to maintain and repair our products during this time. Amounts received under these customer contracts are initially recorded as deferred service revenues and then recognized as service revenues ratably over the contract term.

We classify shipping and handling amounts billed to customers in sales transactions as revenues.

Allowance for Doubtful Accounts Receivable.  We maintain an allowance for uncollectible accounts receivable for estimated losses in the collection of amounts owed by customers. We estimate an allowance based on analyzing a number of factors, including amounts written off historically, customer payment practices, and general economic conditions. We also analyze significant customer accounts on a regular basis and record a specific allowance when we become aware of a specific customer’s inability to pay. As a result, the related accounts receivable are reduced to an amount that we reasonably believe is collectible. These analyses require a considerable amount of judgment. If the financial condition of our customers worsens, or economic conditions change, we may be required to make changes to our allowance for doubtful accounts receivable.

Allowance for Sales Returns.  We maintain an allowance for sales returns based upon known returns and estimated returns for both capital equipment and consumables. We estimate returns of capital equipment and consumables based upon recent historical experience less the estimated inventory value of the returned goods.

Inventories and Reserves. Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time for inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 47.7% and 60.4% of total inventories at March 31, 2007 and 2006, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $15.6 million and $12.3 million higher than those reported at March 31, 2007 and 2006, respectively.

We review the net realizable value of inventory on an ongoing basis, considering factors such as deterioration, obsolescence, and other items. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be usable. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.

Asset Impairment Losses.  Property, plant, equipment, and identifiable intangible assets (except for goodwill and intangible assets with indefinite lives) are reviewed for impairment when events and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated net realizable value. We conduct this review on an ongoing basis and, if an impairment exists, we record the loss in the Consolidated Statements of Income during that period.

When we evaluate assets for impairment, we make certain judgments and estimates, including interpreting current economic indicators and market valuations, evaluating our strategic plans with regards to operations, historical and anticipated performance of operations, and other factors. If we incorrectly anticipate these factors or unexpected events occur, our operating results could be materially affected.

Restructuring-Related Expenses and Accruals.  We have recorded specific accruals in connection with plans for restructuring elements of our business. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations and the valuation of certain assets including property, plant and equipment. Actual amounts could differ from the original estimates.

We review our restructuring-related accruals on a quarterly basis and changes to plans are appropriately recognized in the Consolidated Statements of Income in the period the change is identified. Note 3 to our consolidated financial statements titled, “Restructuring,” summarizes our restructuring plans.

Purchase Accounting and Goodwill.  We account for business acquisitions using the purchase method of accounting. This method requires us to record the assets and liabilities of the business acquired at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. We use valuation specialists with expertise in performing appraisals to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We generally amortize our intangible assets over their useful lives. We do not amortize goodwill, but we evaluate it annually for impairment. Therefore, the allocation of acquisition costs to intangible assets and goodwill has a significant impact on future operating results.

We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. This evaluation requires a valuation of the underlying business. The valuation can be significantly affected by estimates of future performance and discount rates over a relatively long period of time, market price valuation multiples, allocation of assets, and other factors. Using different assumptions in our valuation could result in significantly different estimates of the fair value of the reporting units, which could result in the impairment of goodwill.

We performed our annual goodwill impairment evaluation as of October 31, 2006. As a result of this evaluation, we determined that there was no impairment of the recorded goodwill amounts.

Income Taxes.  We use significant judgment in determining our annual effective income tax rate and evaluating tax positions. Our tax accruals include reserves for certain items that are subject to challenge by various tax authorities. We cannot be sure that the tax authorities will agree with the positions taken by us. We adjust our reserves based upon the occurrence of external, verifiable events.

We apply an estimated annual income tax rate to our earnings each quarter. If there are events in a quarter that are significant or extraordinary, the related taxes are separately calculated. An example of these items is newly identified income tax audit adjustments.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance, resulting in an increase to our effective income tax rate and causing an adverse impact on operating results.

Self-Insurance Liabilities.  We record a liability for self-insured risk retention for general and product liabilities, workers’ compensation, and automobile liabilities. We maintain a captive insurance company, Global Risk Insurance Company (“GRIC”), to fund potential losses. We engage a third-party actuary that uses GRIC’s historical loss experience and actuarial methods to determine the estimated liability. This liability includes estimated amounts for both loss reserves and incurred but not reported claims. We review the assumptions and the valuations provided by third-party actuaries annually to determine the adequacy of self-insurance claims. Losses greater than limits established by GRIC are covered by third-party insurance policies, which are subject to the terms and conditions of those policies. Our accrual for the GRIC self-insured risk retention as of March 31, 2007 and 2006 was $16.6 million and $16.1 million, respectively.

We are also self-insured for employee medical claims. We estimate a liability for incurred but not reported claims based upon recent claims experience.

Our self-insured liabilities contain uncertainties because management and the third-party actuaries must make assumptions and apply judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. If actual results are not consistent with these assumptions and judgments, we could be exposed to additional costs in subsequent periods.

Warranty Reserves.  We generally offer a limited one-year parts and labor warranty on our capital equipment. The specific terms and conditions of warranties vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties in the period revenues are recognized. We estimate warranty expenses based primarily on historical warranty claim experience and the terms of specific customer contracts. While we have extensive quality programs and processes and actively monitor and evaluate the quality of suppliers, actual warranty experience could be different from our estimates. If actual product failure rates, material usage, or service costs are different from our estimates, we may have to record an adjustment to the estimated warranty liability. As of March 31, 2007 and 2006, we had accrued $5.9 million and $7.2 million, respectively, for warranty exposures.

Contingencies.  We are involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of litigation is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery.

To the extent that we believe that it is probable that a tax authority will take a sustainable position on a matter contrary to the position taken by us, we record tax accruals. The IRS routinely conducts audits of our federal income tax returns. During the fourth quarter of fiscal year 2006, we reached a settlement with the IRS with respect to federal income tax returns for the fiscal years 1997 and 1998 that were previously in appeals, and entered the appeals phase relative to audit results for fiscal years 1999 through 2001. The IRS began an audit of fiscal years 2002 through 2005 in fiscal year 2007. We also remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.

Benefit Plans.  We provide defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. As of March 31, 2007, we sponsored defined benefit pension plans for eligible participants in the United States and Switzerland. In addition, as of March 31, 2007, we sponsored an unfunded post-retirement medical benefit plan for two groups of United States employees comprised substantially of the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage.

Employee pension and post-retirement medical benefit plans are a significant cost of conducting business and represent obligations that will be settled far in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2007 projected benefit obligations and the fiscal 2007 net periodic benefit costs is as follows:

	Defined Benefit Pension Plans		Other Post- Retirement Plan
	U.S.	Switzerland
Funding Status	Funded	Funded	Unfunded
Assumptions used to determine March 31, 2007 projected benefit obligations:
Discount rate	6.00%	3.00%	6.00%
Expected return on plan assets	8.00%	5.00%	NA
Assumptions used to determine fiscal 2007 net periodic benefit costs:
Discount rate	6.00%	3.25%	6.00%
Expected return on plan assets	8.00%	5.00%	NA

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios and the long-term asset class return expectations. Generally, net periodic benefit costs and projected benefit obligations both increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2007 benefit costs by $0.2 million. The projected benefit obligations at March 31, 2007 would remain about the same.

We develop our discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement plan by 50 basis points would have increased the fiscal 2007 net periodic benefit costs by approximately $0.4 million and would have increased the projected benefit obligations by approximately $7.2 million at March 31, 2007.

We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug and long-term rates) would have had the following effect at March 31, 2007:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$360	$(313)
Effect on postretirement benefit obligation	6,227	(5,417)

RECENTLY ISSUED ACCOUNTING STANDARDS IMPACTING THE COMPANY

The following subsections describe recently issued accounting standards that we adopted in fiscal 2007 or that we are required to adopt in the future. Note 1 to our consolidated financial statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” also summarizes recently issued accounting standards that are relevant to us.

Recently adopted accounting standards.  In December 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123R, which is a revision of SFAS No. 123. This revised standard requires us to measure and record compensation expense based on estimated fair value for all share-based compensation awards, including grants of employee stock options. We adopted SFAS No. 123R on April 1, 2006 and elected to recognize share-based compensation expense using the modified prospective method. Prior to adoption, we accounted for share-based payments in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” In accordance with the transition method we elected, prior periods were not restated for the effect of compensation expense calculated under SFAS No. 123R. We selected the Black-Scholes-Merton option pricing model as the most appropriate method for determining the estimated fair value of our share-based compensation awards. The adoption of SFAS No. 123R reduced our income before income taxes by $9.9 million and reduced our net income by $6.1 million, or approximately $0.09 per basic and diluted share. SFAS No. 123R also required us to classify the benefits of tax deductions in excess of recognized compensation costs of $1.9 million as a financing cash flow in fiscal 2007, rather than as an operating cash flow, but did not have an impact on our total cash flows. Note 2 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about the impact of adopting this new standard.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires us to recognize in our balance sheets an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefit plans. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. SFAS No. 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. We adopted the recognition and measurement requirements of SFAS No. 158 effective March 31, 2007. As a result of adopting SFAS No. 158, we reduced shareholders’ equity by $11.7 million ($3.9 million net of taxes). We already measure the plan assets and obligations as of our fiscal year-end balance sheet date and, therefore, that provision does not impact our consolidated financial statements. The adoption of SFAS No. 158 had no impact on our Consolidated Statements of Income for fiscal 2007 or for any prior period presented, did not affect our compliance with any financial covenants contained in debt agreements, and is not expected to affect our operating results in future periods. Note 11 to our consolidated financial statements titled, “Benefit Plans,” contains additional information about the impact of adopting this new standard.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” During fiscal 2005, our actuary determined that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act. The effect of adopting the Act was to reduce the accumulated post-retirement benefit obligation by $10.5 million at March 31, 2005. The expected subsidy in fiscal 2007 was approximately $0.5 million, none of which was received during the year.

Recently issued accounting standards.  In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN No. 48 clarifies the recognition threshold and measurement criteria that must be met prior to recognizing the financial statement benefit of a position taken or expected to be taken in a tax return. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more-likely-than-not that the position will be sustained.

FIN No. 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 as of April 1, 2007, as required. We are in the process of determining the impact of adopting FIN No. 48 on our financial statements.

INFLATION

Our business has not been significantly impacted by the overall effects of inflation. We monitor the prices we charge for our products and services on an ongoing basis and plan to adjust those prices to take into account future changes in the rate of inflation. However, we may not be able to completely offset the impact of inflation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to us or our industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside of our control. No assurances can be provided as to any future financial results. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or our business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect our performance, results, or value, (d) the potential of international unrest, (e) effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services, (g) the possibility that anticipated cost savings may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental or other issues or risks associated with our expansion, transfer, executive recruitment or retention or other initiatives may adversely impact our performance, results, or financial condition, and (h) those risks described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.

INTEREST RATE RISK

We are exposed to changes in interest rates as a result of financing through various fixed and floating rate debt instruments. As of March 31, 2007, we had $100.0 million in fixed rate senior notes outstanding and $1.6 million outstanding under other debt arrangements. We did not have any amounts outstanding on our revolving credit facility. Based on March 31, 2007 floating rate debt levels, a 100 basis point change in interest rates would have a minimal impact on our annual interest expense. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to Note 8 to our Consolidated Financial Statements titled, “Debt.”

FOREIGN CURRENCY RISK

We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises from our operations in countries where we conduct business in a currency other than the U.S. dollar. For most international operations, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately 22.0% of our fiscal 2007 revenues were generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.

We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2007, we held foreign currency forward contracts to sell 15.7 million euros and to buy 2.0 million British pounds sterling, which matured subsequent to March 31, 2007.

COMMODITY RISK

We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate primary and secondary sources of supply in each of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply.

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

Management has used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) to evaluate the effectiveness of internal control over financial reporting as of March 31, 2007.

Based on this evaluation under the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2007. There were no material weaknesses in internal control over financial reporting identified by management.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated May 24, 2007, which is included herein.

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

/S/ MICHAEL J. TOKICH
Michael J. Tokich Vice President and Corporate Controller

May 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

STERIS Corporation

We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries (collectively “the Company”) as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006 the Company changed its method for accounting for share-based compensation. Also, as discussed in Note 11, effective March 31, 2007, the Company changed its method of accounting for pension and other postretirement benefits.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 24, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

May 24, 2007

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

March 31,	2007	2006
Assets
Current assets:
Cash and cash equivalents	$52,296	$72,732
Accounts receivable (net of allowances of $9,911 and $9,037, respectively)	251,207	242,002
Inventories, net	131,997	112,224
Deferred income taxes	14,560	13,021
Prepaid expenses and other current assets	34,660	20,336
Total current assets	484,720	460,315
Property, plant and equipment, net	388,899	401,536
Goodwill and intangibles, net	332,947	326,529
Other assets	2,604	593
Total assets	$1,209,170	$1,188,973
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$777	$1,755
Accounts payable	76,184	87,057
Accrued income taxes	18,761	19,821
Accrued payroll and other related liabilities	59,003	50,496
Accrued expenses and other	62,674	62,184
Total current liabilities	217,399	221,313
Long-term indebtedness	100,800	114,480
Deferred income taxes, net	17,826	35,135
Other liabilities	98,853	87,218
Total liabilities	$434,878	$458,146
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value, 300,000 shares authorized; 70,040 shares issued; 64,982 and 66,976 shares outstanding, respectively	102,466	141,723
Retained earnings	667,267	596,878
Accumulated other comprehensive income (loss)	4,559	(7,774)
Total shareholders’ equity	774,292	730,827
Total liabilities and shareholders’ equity	$1,209,170	$1,188,973

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

Years Ended March 31,	2007	2006	2005
Revenues:
Product	$773,569	$759,839	$718,908
Service	423,838	400,446	362,766
Total revenues	1,197,407	1,160,285	1,081,674
Cost of revenues:
Product	454,503	445,453	412,065
Service	238,097	230,647	207,688
Total cost of revenues	692,600	676,100	619,753
Gross profit	504,807	484,185	461,921
Operating expenses:
Selling, general, and administrative	326,896	315,582	289,068
Research and development	33,626	33,597	31,509
Restructuring expenses	6,584	25,308	—
Total operating expenses	367,106	374,487	320,577
Income from continuing operations	137,701	109,698	141,344
Non-operating expenses:
Interest expense	7,211	4,935	4,234
Interest and miscellaneous income	(2,440)	(3,355)	(1,182)
Total non-operating expenses, net	4,771	1,580	3,052
Income from continuing operations before income tax expense	132,930	108,118	138,292
Income tax expense	51,833	45,172	54,620
Net income from continuing operations	81,097	62,946	83,672
Discontinued operations:
Income from discontinued operations, net of tax	—	1,109	2,308
Gain on the sale of discontinued operations, net of tax	1,058	6,234	—
Net income	$82,155	$70,289	$85,980
Basic earnings per common share:
Income from continuing operations	$1.24	$0.92	$1.21
Income from discontinued operations	$0.02	$0.11	$0.03
Net income	$1.26	$1.03	$1.24
Diluted earnings per common share:
Income from continuing operations	$1.23	$0.91	$1.20
Income from discontinued operations	$0.02	$0.11	$0.03
Net income	$1.25	$1.02	$1.23
Cash dividends declared per common share outstanding	$0.18	$0.16	$—

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended March 31,	2007	2006	2005
Operating activities:
Net income	$82,155	$70,289	$85,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	60,257	57,919	51,192
Deferred income taxes	(10,114)	(7,552)	13,325
Share-based compensation expense	9,937	—	—
Tax benefit from stock options exercised	—	2,455	5,015
Loss on the disposal of property, plant, equipment, and intangibles, net	841	—	—
Gain on the sale of discontinued operations, net of tax	(1,058)	(6,234)	—
Other items	2,260	615	(7,715)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	(4,571)	2,819	(16,862)
Inventories, net	(16,905)	(9,943)	3,200
Other current assets	(16,777)	(6,953)	71
Accounts payable	(12,031)	20,303	(7,669)
Accruals and other, net	1,746	27,796	9,284
Assets of discontinued operations	—	39,047	(1,463)
Liabilities of discontinued operations	—	(28,606)	14,507
Net cash provided by operating activities	95,740	161,955	148,865
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(49,024)	(51,010)	(55,540)
Purchases of property, plant, equipment, and intangibles, net for discontinued operations	—	(160)	(627)
Proceeds from the sale of property, plant, equipment, and intangibles	2,825	—	—
Proceeds from the sale of discontinued operations	2,927	22,111	—
Investments in businesses, net of cash acquired	—	(7,165)	(131,106)
Net cash used in investing activities	(43,272)	(36,224)	(187,273)
Financing activities:
(Payments) proceeds under credit facility, net	(12,980)	11,780	(3,198)
Payments on long-term obligations and capital leases	(1,687)	(4,708)	(3,674)
Repurchases of common shares	(60,170)	(84,153)	(33,868)
Cash dividends paid to common shareholders	(11,766)	(10,937)	—
Deferred financing fees and debt issuance costs	—	(217)	—
Tax benefit from stock options exercised	1,927	—	—
Stock option and other equity transactions, net	8,997	11,834	21,587
Net cash used in financing activities	(75,679)	(76,401)	(19,153)
Effect of exchange rate changes on cash and cash equivalents	2,775	(145)	808
(Decrease) increase in cash and cash equivalents	(20,436)	49,185	(56,753)
Cash and cash equivalents at beginning of year	72,732	23,547	80,300
Cash and cash equivalents at end of year	$52,296	$72,732	$23,547

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount
Balance at March 31, 2004	69,946	$224,999	$451,546	$4,154	$680,699
Net income	—	—	85,980	—	85,980
Minimum pension liability, net of taxes of $1,439	—	—	—	(1,392)	(1,392)
Foreign currency translation adjustment	—	—	—	3,693	3,693
Comprehensive income	—	—	—	—	88,281
Repurchases of common shares	(1,539)	(33,868)	—	—	(33,868)
Stock options exercised	1,215	15,611	—	—	15,611
Tax benefit of stock options exercised	—	5,015	—	—	5,015
Other equity transactions	5	(100)	—	—	(100)

Balance at March 31, 2005	69,627	211,657	537,526	6,455	755,638
Net income	—	—	70,289	—	70,289
Minimum pension liability, net of taxes of $480	—	—	—	(240)	(240)
Foreign currency translation adjustment	—	—	—	(13,989)	(13,989)
Comprehensive income	—	—	—	—	56,060
Repurchases of common shares	(3,364)	(84,153)	—	—	(84,153)
Stock options exercised	708	11,834	—	—	11,834
Tax benefit of stock options exercised	—	2,455	—	—	2,455
Cash dividends – $0.16 per common share	—	—	(10,937)	—	(10,937)
Other equity transactions	5	(70)	—	—	(70)

Balance at March 31, 2006	66,976	141,723	596,878	(7,774)	730,827
Net income	—	—	82,155	—	82,155
Minimum pension liability adjustment prior to adopting SFAS No. 158, net of taxes of $113	—	—	—	(556)	(556)
Unrealized loss on investments	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	16,808	16,808
Comprehensive income	—	—	—	—	98,403
Repurchases of common shares	(2,607)	(60,170)	—	—	(60,170)
Stock options exercised	549	8,997	—	—	8,997
Tax benefit of stock options exercised	—	1,927	—	—	1,927
Restricted stock and stock option grants	64	9,989	—	—	9,989
Cash dividends – $0.18 per common share	—	—	(11,766)	—	(11,766)
Adjustment recognized upon adoption of SFAS No. 158, net of taxes of $7,767	—	—	—	(3,915)	(3,915)
Balance at March 31, 2007	64,982	$102,466	$667,267	$4,559	$774,292

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.  STERIS Corporation, an Ohio corporation, develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and surgical and critical care support products and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental customers throughout the world. As used in this Annual Report, STERIS Corporation and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

We operate in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services (“Isomedix”). We describe our operating segments in Note 13. Our fiscal year ends on March 31. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

Principles of Consolidation.  We use the consolidation method to report our investment in our subsidiaries. Consolidation means that we combine the accounts of our wholly-owned subsidiaries with our accounts. Therefore, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. We eliminate inter-company accounts and transactions when we consolidate these accounts.

Use of Estimates.  We make certain estimates and assumptions when preparing financial statements according to accounting principals generally accepted in the United States that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses for the years presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available.

Reclassifications.  We have reclassified certain prior year amounts for comparative purposes. These reclassifications primarily relate to operations that have been classified as discontinued operations and did not affect consolidated net income for the years presented. We provide additional information regarding these reclassifications in Note 13, “Business Segment Information” and Note 4, “Business Dispositions.”

Cash Equivalents and Supplemental Cash Flow Information.  Cash equivalents are all highly liquid investments with a maturity of three months or less when purchased.

Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2007	2006	2005
Cash paid during the year for:
Interest	$7,462	$5,320	$5,094
Income taxes	78,338	48,695	29,835
Cash received during the year for income tax refunds	1,028	947	3,296

Revenue Recognition.  We recognize revenue for products when ownership passes to the customer, which is based on contract or shipping terms, and for services when the service is provided to the customer. We also have individual customer contracts that offer extended payment terms, and/or discounts.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

In transactions that contain multiple elements, such as when products, maintenance, or other services are combined, we recognize revenues for each element based on its relative fair value. This accounting method does not change the total revenues of a transaction, but may affect when we recognize revenue.

We offer preventative maintenance agreements to our customers with contract terms of one to five years which require us to maintain and repair our products during this time. Amounts received under these customer contracts are initially recorded as deferred service revenues and then recognized as service revenues ratably over the contract term.

Accounts Receivable.  Accounts receivable are presented at their face amount, less allowances for sales returns and uncollectible accounts. Accounts receivable consist of amounts billed and currently due from customers and amounts earned but unbilled. We generally do not require collateral on sales.

We maintain an allowance for uncollectible accounts receivable for estimated losses in the collection of amounts owed by customers. We estimate an allowance based on analyzing a number of factors, including amounts written off historically, customer payment practices, and general economic conditions. We also analyze significant customer accounts on a regular basis and record a specific allowance when we become aware of a specific customer’s inability to pay. As a result, the related accounts receivable are reduced to an amount that we reasonably believe is collectible.

We maintain an allowance for sales returns based upon known returns and estimated returns for both capital equipment and consumables. We estimate returns of capital equipment and consumables based upon recent historical experience less the estimated inventory value of the returned goods.

Inventories, net.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 47.4% and 60.4% of total inventories at March 31, 2007 and 2006, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $15,636 and $12,318 higher than those reported at March 31, 2007 and 2006, respectively.

We review the net realizable value of inventory on an ongoing basis, considering factors such as deterioration, obsolescence, and other items. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be usable. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.

Property, Plant, and Equipment.  Our property, plant, and equipment consists of land and land improvements, buildings and leasehold improvements, machinery and equipment, information systems, radioisotope (cobalt-60), and construction in progress. Property, plant, and equipment is presented at cost less accumulated depreciation and depletion. We capitalize additions and improvements. Repairs and maintenance are charged to expense as they are incurred.

Land is not depreciated and construction in progress is not depreciated until placed in service. Depreciation of most assets is computed on the cost less the estimated salvage value by using the straight-line method over the estimated remaining useful lives. Depletion of radioisotope is computed using the annual decay factor of the material, which is similar to the sum-of-the-years-digits method.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

We generally depreciate or deplete property, plant, and equipment over the useful lives presented in the following table:

Asset Type	Useful Life (years)
Land improvements	3-40
Buildings and leasehold improvements	2-50
Machinery and equipment	3-35
Information Systems	2-17
Radioisotope	20

When we sell, retire, or dispose of property, plant, and equipment, we remove the asset’s cost and accumulated depreciation from our Consolidated Balance Sheets. We recognize the net gain or loss on the sale or disposition in the Consolidated Statements of Income in the period when the transaction occurs.

Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $393 and $756, for the years ended March 31, 2007 and 2006, respectively.

Total interest expense for the years ended March 31, 2007, 2006, and 2005 was $7,211, $4,935, and $4,234, respectively.

Identifiable Intangible Assets.  Our identifiable intangible assets include product technology rights, trademarks, licenses, and customer relationships. We record these assets at cost, or when acquired as part of a business acquisition, at estimated fair value. We generally amortize identifiable intangible assets over periods ranging from 5 to 20 years using the straight-line method.

Asset Impairment Losses.  Property, plant, equipment, and identifiable intangible assets (except for goodwill and intangible assets with indefinite lives) are reviewed for impairment when events and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated net realizable value. We conduct this review on an ongoing basis and, if an impairment exists, we record the loss in the Consolidated Statements of Income during that period.

Business Acquisitions.  We account for business acquisitions using the purchase method of accounting. This method requires us to record the assets and liabilities of the business acquired at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. We include certain transaction costs in determining the total cost of an acquisition. Operating results of the acquired businesses are included in the Consolidated Statements of Income from the acquisition date.

Business Dispositions.  We summarize business dispositions in Note 4 to the consolidated financial statements. During fiscal 2006, we sold our lyophilizer (freeze dryer) product line located in Cologne, Germany and accounted for this product line as a discontinued operation in the consolidated financial statements. We have classified all historical financial information for this product line as a discontinued operation. The disclosures presented in the accompanying consolidated financial statements refer to our continuing operations, unless we state otherwise.

Goodwill.  The goodwill presented in our Consolidated Balance Sheets represents the excess of the purchase price and related costs of businesses or assets we acquired over the fair value assigned to the identifiable net assets acquired. We review goodwill and indefinite-lived intangible assets at least annually for impairment. We use a two-step process to test goodwill for impairment. First, we compare the fair

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of any impairment loss. We compare the implied fair value of the reporting unit’s goodwill to the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the fair value of that goodwill, we record an impairment loss in the Consolidated Statements of Income for an amount equal to that excess, but not more than the carrying amount of the goodwill.

Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use a third-party actuary that uses our historical loss experience and actuarial methods to calculate the liability. This liability includes estimates for both losses and incurred but not reported claims.

We are also self-insured for employee medical claims. We estimate a liability for incurred but not reported claims based upon recent claims experience.

Benefit Plans.  We maintain defined benefit pension and other post-retirement benefit plans for certain employees. We summarize our benefit plans in Note 11. We use actuaries to determine our costs and obligations related to these plans. These costs and obligations are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for eligible employees, estimated changes in costs of healthcare benefits, and other factors. We evaluate the assumptions used on an annual basis.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires us to recognize in our balance sheets an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefit plans. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. SFAS No. 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. We adopted the recognition and measurement requirements of SFAS No. 158 effective March 31, 2007. Prior to adopting SFAS No. 158, we accounted for our defined benefit pension and other post-retirement plans according to the provisions of Statement of Financial Accounting Standards No. 87 (“SFAS No. 87”), “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106 (“SFAS No. 106”), “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

As a result of adopting SFAS No. 158, we reduced shareholders’ equity by $11,682, ($3,915 net of taxes). We already measure the plan assets and obligations as of our fiscal year-end balance sheet date and, therefore, that provision does not impact our consolidated financial statements. The adoption of SFAS No. 158 had no impact on our Consolidated Statements of Income for fiscal 2007 or for any prior period presented, did not affect our compliance with any financial covenants contained in debt agreements, and is not expected to affect our operating results in future periods. Note 11 to our consolidated financial statements titled, “Benefit Plans,” contains additional information about the impact of adopting this new standard.

Litigation and Contingencies.  When we determine that it is probable that we have incurred a liability, and the amount of the liability can be reasonably estimated, we record a charge to earnings. We consider the facts and circumstances, including any settlement offers, associated with litigation and contingencies.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Fair Value of Financial Instruments.  Except for long-term debt, our financial instruments are highly liquid or have short-term maturities. Therefore, the recorded value is approximately equal to the fair value. We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We determined that the recorded value of our long-term debt is approximately equal to the fair value at March 31, 2007 and 2006. The financial instruments we hold could potentially expose us to a concentration of credit risk. We invest our excess cash in high-quality securities placed with major banks and financial institutions and short-term U.S. government securities. We have established guidelines related to diversification and maturities to maintain safety and liquidity.

Foreign Currency Translation.  Most of our international operations use their local currency as their functional currency. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period currency exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Income, except for certain inter-company balances designated as long-term investments.

Foreign Currency Forward Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within selling, general, and administrative expenses in the Consolidated Statements of Income. At March 31, 2007, we held foreign currency forward contracts to sell 15.7 million euros and to buy 2.0 million British pounds sterling. At March 31, 2006, we held foreign currency forward contracts to sell 19.4 million euros and to buy net 11.2 million Canadian dollars.

Warranty.  We accrue a liability for estimated product warranty expense at the time the related sale is recognized. We estimate warranty expense based primarily on historical warranty claim experience and the terms of specific customer contracts.

Shipping and Handling.  We record shipping and handling costs in costs of revenues. Shipping and handling costs charged to customers are recorded as revenues in the period the product revenues are recognized.

Advertising Expenses.  We expense advertising costs as incurred. We incurred $13,170, $15,301, and $12,406 of advertising costs during the years ended March 31, 2007, 2006, and 2005, respectively.

Research and Development.  We incur research and development costs associated with commercial products. We expense these costs in the Consolidated Statements of Income as incurred. If a customer reimburses us for research and development costs, the costs are charged to the related contracts as costs of revenues.

Income Taxes.  We summarize our income taxes in Note 10. Our income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. We defer income taxes for all temporary differences between pre-tax financial and taxable income and between the book and tax basis of assets and liabilities. We record valuation allowances to reduce net deferred tax assets to an amount that we expect to be realized.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Share-Based Compensation.  We summarize share-based compensation in Note 2. On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” and elected to use the modified prospective transition method. As a result, we began recognizing compensation expense for share-based compensation in fiscal 2007.

Recently Issued Accounting Standards Impacting the Company.  In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN No. 48 clarifies the recognition threshold and measurement criteria that must be met prior to recognizing the financial statement benefit of a position taken or expected to be taken in a tax return. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it is more-likely-than-not that the position will be sustained.

FIN No. 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 as of April 1, 2007, as required. We are in the process of determining the impact of adopting FIN No. 48 on our financial statements.

2. SHARE-BASED COMPENSATION

STERIS has a long-term incentive plan that makes available up to 6,600,000 common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, and restricted share units. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the date of grant. Stock options granted generally expire 10 years after the date of grant, or earlier if an option holder is no longer employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis, as defined by the agreement, in the event of employment termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. As of March 31, 2007, 6,029,315 shares remain available for grant under the long-term incentive plan.

Prior to April 1, 2006, we accounted for share-based compensation under the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Prior to April 1, 2006, we recognized no compensation expense when the exercise price equaled the market price of the stock on the date of grant.

On April 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. We estimate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

Under the modified prospective transition method, compensation cost recognized in fiscal 2007 includes (a) compensation cost for all share-based compensation granted, but not yet vested, as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based compensation granted on or subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Our consolidated financial statements as of and for the year ended March 31, 2007 reflect the impact of SFAS No. 123R. In accordance with the modified prospective

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

The adoption of SFAS No. 123R on April 1, 2006 reduced our income from continuing operations before income taxes for the year ended March 31, 2007 by $9,937 and reduced net income for the same period by $6,101 ($0.09 per basic and diluted share). The adoption of SFAS No. 123R also required us to classify the tax benefit from the exercise of stock options for the year ended March 31, 2007 of $1,927 as a financing activity in the cash flow statement, rather than as an operating activity, as previously required. For the years ended March 31, 2006 and 2005, the tax benefit from the exercise of stock options recorded as an operating activity in the cash flow statement was $2,455 and $5,015, respectively.

The following table contains pro forma disclosures regarding the effect on our net income, earnings per basic common share, and earnings per diluted common share for the years ended March 31, 2006 and 2005 had we applied a fair value method of accounting for share-based compensation in accordance with SFAS No. 123:

Years Ended March 31,	2006	2005
Net income:
As reported	$70,289	$85,980
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	5,879	6,079
Pro forma	$64,410	$79,901
Earnings per common share:
Basic:
As reported	$1.03	$1.24
Pro forma	$0.94	$1.15
Diluted:
As reported	$1.02	$1.23
Pro forma	$0.93	$1.14

For the purpose of computing pro forma net income, the fair value of option grants was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The following weighted average assumptions were used for all options granted during fiscal 2007, fiscal 2006, and fiscal 2005:

	SFAS No. 123R Expense Fiscal 2007	SFAS No. 123 Pro forma Fiscal 2006	SFAS No. 123 Pro forma Fiscal 2005
Risk-free interest rate	4.73%	3.95%-4.40%	3.99%-4.71%
Expected life of options	6 years	5 years	5 years
Expected dividend yield of stock	0.65%	0.58%-0.66%	0%
Expected volatility of stock	34.29%	45.00%	45.00%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options is reflective of our historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a timeframe similar to that of the expected life of the grant. We have applied an estimated forfeiture rate of 2.2 percent. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from the expected rate, we may be required to make additional adjustments to compensation expense in future periods. The expected life and expected forfeiture rate used for options granted in fiscal 2007 to our Chief Executive Officer (“CEO”) were adjusted based on the terms of the employment agreement between the Company and the CEO entered into in September 2006.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

A summary of share option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
March 31, 2004 Options Outstanding	6,134,910	$17.80
Granted	1,025,464	26.68
Exercised	(1,214,500)	12.87
Canceled	(206,861)	25.26
March 31, 2005 Options Outstanding	5,739,013	20.16
Granted	986,625	24.78
Exercised	(708,036)	16.71
Canceled	(310,728)	26.57
March 31, 2006 Options Outstanding	5,706,874	21.02
Granted	528,225	24.44
Exercised	(548,556)	16.32
Canceled	(223,546)	25.95
March 31, 2007 Options Outstanding	5,462,997	$21.60	5.77	$29,211
Exercisable at March 31, 2007	3,950,418	$20.31	4.95	$26,511

We estimate that 1,409,451 of the non-vested stock options outstanding at March 31, 2007 will ultimately vest. The total intrinsic value of stock options exercised during the years ended March 31, 2007, 2006, and 2005 was $5,007, $6,361, and $12,731, respectively. Net cash proceeds from the exercise of stock options were $8,997, $11,834, and $15,611 for the years ended March 31, 2007, 2006, and 2005, respectively. We realized an income tax benefit of $1,927, $2,455 and $5,015 from stock option exercises during the years ended March 31, 2007, 2006, and 2005, respectively.

The weighted average grant date fair value of share-based compensation grants was $9.13, $10.49, and $12.10 for the years ended March 31, 2007, 2006, and 2005, respectively. The weighted average grant date fair value of share-based compensation granted to our CEO was adjusted based on the terms of the employment agreement between the Company and the CEO entered into in September 2006.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

A summary of the nonvested share and share-based activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2004	2,034	—	$22.92
Granted	6,046	—	21.57
Vested	(5,395)	—	22.02
Canceled	—	—	—
Nonvested at March 31, 2005	2,685	—	21.68
Granted	5,140	—	27.20
Vested	(5,625)	—	24.57
Canceled	—	—	—
Nonvested at March 31, 2006	2,200	—	27.20
Granted	73,200	20,850	23.18
Vested	(2,200)	—	27.20
Canceled	(9,630)	—	23.17
Nonvested at March 31, 2007	63,570	20,850	$23.18

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and generally cliff vest over approximately a three-year period based upon the terms of the grants. The total intrinsic value of restricted shares that vested during the years ended March 31, 2007, 2006, and 2005 was $50, $142, and $128, respectively.

As of March 31, 2007, there was $9,599 of total unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.59 years.

3. RESTRUCTURING

The following summarizes our restructuring plans announced in fiscal 2007 and fiscal 2006. We did not incur restructuring expenses in fiscal 2005. We have recognized restructuring expenses as incurred as required under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the property, plant and equipment associated with the related facilities were assessed for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily relate to an adjustment in the carrying value of the related facilities to their estimated fair value. In addition, the remaining useful lives of other property,

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

plant and equipment associated with the related operations were reevaluated based on the respective plan, resulting in the acceleration of depreciation and amortization of certain assets.

European Restructuring Plan.  During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). As part of this plan, we closed our Nanterre, France and Stockholm, Sweden sales offices. We also took steps to reduce the workforce in certain of our European support functions. These actions are intended to improve our cost structure in Europe. Approximately 40 employees were impacted in various European locations.

In fiscal 2007, the Company recorded $1,703 in restructuring expenses related to these actions. The restructuring expenses are predominately for severance and related benefits, with restructuring expenses of $1,217 and $486 related to the Healthcare and Life Sciences business segments, respectively. We are continuing to evaluate our European operations for opportunities to enhance performance, but we have not committed to any additional specific actions.

Fiscal 2006 Restructuring Plan.  In fiscal 2007 and fiscal 2006, we also recorded $4,881 and $25,308 in restructuring expenses, respectively, primarily related to the previously announced transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions, including the closure of a sales office in Miami, Florida, rationalization of operations in Finland and the elimination of certain management positions (the “Fiscal 2006 Restructuring Plan”). All such actions are intended to improve our cost structure.

Since the inception of the plan, we recorded restructuring expenses of $30,189, with restructuring expenses of $29,775 and $414 related to the Healthcare and Life Sciences business segments, respectively.

The Company anticipates incurring approximately an additional $4,000 in restructuring expenses during fiscal 2008 in connection with the transfer of the manufacturing operations. Restructuring expenses to be incurred include severance, accelerated depreciation and other expenses.

These actions have or will impact more than 450 employees beginning in the fourth quarter of fiscal 2006 and over the period in which operations are transferred from Erie, Pennsylvania to Monterrey, Mexico. Additional information regarding the impact of the restructuring actions on the Company’s employee benefit plans is included in Note 11, “Benefit Plans.”

The following tables summarize our total restructuring expenses for fiscal 2007 and fiscal 2006:

Fiscal Year Ended March 31, 2007	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Asset impairment and accelerated depreciation	$105	$2,606	$2,711
Severance, payroll and other related costs	1,365	2,027	3,392
Lease termination costs	233	150	383
Other	—	98	98
Total restructuring charges	$1,703	$4,881	$6,584

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Fiscal Year Ended March 31, 2006	Fiscal 2006 Restructuring Plan
Asset impairment and accelerated depreciation	$11,712
Severance, payroll and other related costs	2,038
Lease termination costs	135
Pension curtailment	2,335
OPEB acceleration	8,982
Other	106
Total restructuring charges	$25,308

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within Accrued expenses and other. The following tables summarize the Company’s liabilities related to restructuring activities:

	European Restructuring Plan
	March 31, 2006	Fiscal 2007		March 31, 2007
		Provision	Payments
Severance and termination benefits	$—	$1,365	$(727)	$638
Lease termination obligation	—	233	(14)	219
Fixed asset impairment	—	105	—	105
Total	$—	$1,703	$(741)	$962

	Fiscal 2006 Restructuring Plan
	March 31, 2006	Fiscal 2007		March 31, 2007
		Provision	Payments
Severance and termination benefits (1)	$1,941	$1,743	$(1,885)	$1,799
Lease termination obligation	135	150	(128)	157
Total	$2,076	$1,893	$(2,013)	$1,956

(1)	Does not include certain items that were paid in the period incurred.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	Fiscal 2006 Restructuring Plan
	March 31, 2005	Fiscal 2006		March 31, 2006
		Provision	Payments
Severance and termination benefits	$—	$2,038	$(97)	$1,941
Lease termination obligation	—	135	—	135
Total	$—	$2,173	$(97)	$2,076

4. BUSINESS DISPOSITIONS

On October 31, 2005, we sold our lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25,161). As a result of the sale, we recognized an after-tax gain of $7,292 ($1,058 recorded in fiscal 2007 and $6,234 recorded in fiscal 2006). The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences business segment. We allocated goodwill of $5,571 to the freeze dryer product line in connection with its sale. We present this product line in our financial statements as a discontinued operation. Revenues, cost of revenues, operating expenses and income taxes related to this product line are combined in a single line on the income statement for fiscal 2006 and fiscal 2005. Segment results for fiscal 2006 and fiscal 2005 exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments. Revenues, income before income taxes, income tax expense, and net income generated by the freeze dryer product line prior to its sale were as follows:

Years Ended March 31,	2006	2005
Revenues	$21,418	$38,071
Income before income taxes	1,752	3,649
Gain on the sale of discontinued operations before income taxes	11,532	—
Income tax expense	5,941	1,341
Net income from discontinued operations	$7,343	$2,308

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

5. GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” Under this standard, goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing. Other finite-lived intangible assets are amortized over their estimated useful lives. We performed our annual goodwill impairment testing during the third quarter of fiscal 2007. This analysis resulted in no impairment of the recorded goodwill amounts.

Changes to the carrying amount of goodwill for the years ended March 31, 2007 and 2006 were as follows:

	Healthcare Segment	Life Sciences Segment	STERIS Isomedix Services Segment	Total
Balance at March 31, 2005	$175,447	$33,712	$91,837	$300,996
Goodwill acquired or allocated	(1,863)	87	(10,178)	(11,954)
Write-off of goodwill associated with discontinued operations	—	(5,571)	—	(5,571)
Foreign currency translation adjustments and other items	(3,945)	(1,471)	—	(5,416)
Balance at March 31, 2006	169,639	26,757	81,659	278,055
Goodwill acquired or allocated	(3,451)	—	—	(3,451)
Foreign currency translation adjustments and other items	5,349	1,266	—	6,615
Balance at March 31, 2007	$171,537	$28,023	$81,659	$281,219

Goodwill amounts created as a result of the fiscal 2005 acquisitions of Browne, FHSurgical, and certain assets of Cosmed were subject to further adjustment as we finalized the allocation of purchase price to the net assets acquired. The adjustments are reflected in the table above as goodwill acquired or allocated. Further information regarding business acquisitions is presented in Note 17, “Business Acquisitions.”

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Information regarding our intangible assets is as follows:

	March 31, 2007 Gross Carrying Amount	March 31, 2007 Accumulated Amortization	March 31, 2006 Gross Carrying Amount	March 31, 2006 Accumulated Amortization
Customer relationships	$25,901	$6,605	$24,581	$4,639
Non-compete agreements	3,161	2,330	3,123	808
Patents and technology	39,578	18,514	31,164	15,281
Trademarks and tradenames	18,974	8,451	17,220	6,903
Other	21	6	20	3
Total	$87,635	$35,906	$76,108	$27,634

Fiscal 2006 intangible assets include amounts allocated as a result of the fiscal 2005 acquisition of certain assets of Cosmed. Amounts allocated to intangible assets were subject to further adjustment as we finalized the allocation of the purchase price during the allocation period. All such adjustments are reflected in the amounts presented. Further information regarding acquisitions is presented in Note 17, “Business Acquisitions.” We did not hold any indefinite-lived intangible assets in fiscal 2007 or fiscal 2006.

Total amortization expense for finite-lived intangible assets was $7,548, $7,484, and $4,008 for the years ended March 31, 2007, 2006, and 2005, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2008	2009	2010	2011	2012
Estimated amortization expense	$7,331	$6,799	$6,815	$6,299	$5,471

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2007 foreign currency exchange rates.

6. INVENTORIES, NET

Inventories, net consisted of the following:

March 31,	2007	2006
Raw materials	$42,672	$32,121
Work in process	30,443	29,011
Finished goods	58,882	51,092
Total inventories, net	$131,997	$112,224

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

7. PROPERTY, PLANT AND EQUIPMENT

Information related to the major categories of our depreciable assets is as follows:

March 31,	2007	2006
Land and land improvements (1)	$25,553	$24,611
Buildings and leasehold improvements	180,672	179,264
Machinery and equipment	268,852	259,820
Information systems	115,137	108,853
Radioisotope	133,723	125,008
Construction in progress (1)	40,098	31,554
Total property, plant, and equipment	764,035	729,110
Less: accumulated depreciation and depletion	(375,136)	(327,574)
Property, plant, and equipment, net	$388,899	$401,536

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

Depreciation and depletion expense was $52,708, $49,867, and $46,799, for the years ended March 31, 2007, 2006, and 2005, respectively.

Rental expense for leases was $18,164, $15,713, and $14,790, for the years ended March 31, 2007, 2006, and 2005, respectively. Operating leases relate to manufacturing, warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant us varying renewal and purchase options.

Future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2007 were as follows:

Operating Leases
2008	$16,221
2009	13,481
2010	10,505
2011	6,971
2012 and Thereafter	15,625
Total minimum lease payments	$62,803

In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated based upon March 31, 2007 foreign currency exchange rates.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

8. DEBT

Indebtedness was as follows:

March 31,	2007	2006
Private Placement	$100,000	$100,000
Credit facility	—	12,980
Other debt	1,577	3,255
Total	101,577	116,235
Less: current portion	777	1,755
Long-term portion	$100,800	$114,480

In December 2003, we issued $100,000 of senior notes in a private placement (the “December 2003 Private Placement”) to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. We used the proceeds of the December 2003 Private Placement to pay down the outstanding balance of our revolving credit facility (the “Facility”) and invested the remaining balance in short-term marketable securities. Of the $100,000 of notes, $40,000 had a maturity of five years at an annual interest rate of 4.20%, an additional $40,000 had a maturity of ten years at an annual interest rate of 5.25%, and the remaining $20,000 had a maturity of twelve years at an annual interest rate of 5.38%. Upon completion of the December 2003 Private Placement, the aggregate availability under the Facility was reduced from $325,000 to $275,000, as required by the credit agreement governing the Facility. The agreement governing the senior notes issued in the December 2003 Private Placement contains financial covenants, including limitations on debt and a minimum consolidated net worth requirement.

In March 2004, we amended and restated the existing $275,000 Facility. As amended and restated, the Facility provides a multi-currency borrowing option and may be used for general corporate purposes. At our option, the borrowings under the Facility bear interest at a rate equal to (1) LIBOR or (2) the greater of the prime rate established by KeyBank National Association, Cleveland, Ohio, or the Federal Funds effective rate plus 0.50%, plus, in each case, applicable margins based upon our leverage ratio. The Facility also requires the payment of a facility fee on the total facility commitment amount. The interest rate and the facility fee are determined based on our leverage ratio. The credit agreement governing the Facility requires the maintenance of certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio.

On June 16, 2005, we entered into Amendment No. 2 (“Amendment No. 2”) to the Amended and Restated Credit Agreement (the “Credit Agreement”) dated March 29, 2004 with KeyBank National Association, as administrative agent for the lending institutions party to the agreement, and with the lending institutions, for the Facility. Among other things, Amendment No. 2 modified the Credit Agreement to amend the facility fee rates to a range from 0.10% to 0.20% of the total facility commitment amount, extend the maturity of the Facility to June 15, 2010, increase the swing line component of the Facility to $35,000, and relax certain covenants.

Other debt includes industrial development revenue bonds that bear interest at a variable rate based on the bank/marketing agent’s demand note index. Reimbursement agreements related to letters of credit that support the industrial development revenue bonds follow the same financial covenants as the Credit Agreement. At March 31, 2007 and 2006, outstanding obligations under the industrial development revenue bonds were $1,500 and $2,200, respectively, with an interest rate of 3.81% and 3.33%, respectively. Other debt also

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

includes capital lease obligations of $77 and $679 at March 31, 2007 and 2006, respectively. Other miscellaneous obligations totaled $376 at March 31, 2006.

At March 31, 2007, we were in compliance with all financial covenants associated with our indebtedness.

The combined annual aggregate amount of maturities of our outstanding debt is as follows:

2008	$777
2009	40,800
2010	—
2011	—
2012 and thereafter	60,000
Total	$101,577

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

9. ADDITIONAL BALANCE SHEET INFORMATION

Additional information related to our Consolidated Balance Sheets is as follows:

March 31,	2007	2006
Accrued payroll and other related liabilities:
Compensation and related items	$19,617	$14,646
Accrued vacation	13,265	12,912
Accrued bonuses	8,436	3,542
Accrued employee commissions	9,989	9,474
Other post-retirement benefit obligation – current portion	6,789	6,002
Defined benefit pension plans’ obligations – current portion	—	3,705
Other employee benefit plans’ obligations – current portion	907	215
Total accrued payroll and other related liabilities	$59,003	$50,496

Accrued expenses and other:
Deferred revenues	$22,919	$19,408
Self-insured risk retention – GRIC – current portion	4,096	3,257
Other self-insured risks	541	1,407
Accrued dealer commissions	6,474	6,067
Accrued warranty	5,893	7,226
Other	22,751	24,819
Total accrued expenses and other	$62,674	$62,184

Other liabilities:
Self-insured risk retention – GRIC – long-term portion	$12,506	$12,833
Other post-retirement benefit obligation – long-term portion	74,275	62,885
Defined benefit pension plans’ obligations – long-term portion	11,466	11,126
Other employee benefit plans’ obligations – long-term portion	606	374
Total other liabilities	$98,853	$87,218

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

10. INCOME TAXES

Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2007	2006	2005
United States operations	$118,130	$102,667	$132,222
Non-United States operations	14,800	5,451	6,070
	$132,930	$108,118	$138,292

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2007	2006	2005
Current provision:
United States federal	$47,492	$43,845	$33,610
United States state and local	4,722	4,807	3,717
Non-United States	9,733	4,072	3,968
Total current provision	61,947	52,724	41,295
Deferred (benefit) expense	(10,114)	(7,552)	13,325
Total provision for income taxes	$51,833	$45,172	$54,620

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory rate as follows:

Years Ended March 31,	2007	2006	2005
United States federal statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) of income tax accruals	1.7%	3.4%	-1.5%
Increase (reduction) in valuation allowances	0.7%	3.7%	—
State and local taxes, net of federal income tax benefit	1.9%	2.6%	1.5%
Foreign income tax credit	-0.2%	-2.3%	0.7%
Difference in non-United States tax rates	1.3%	-3.5%	3.3%
All other, net	-1.4%	2.9%	0.5%
Total provision for income taxes	39.0%	41.8%	39.5%

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2007 and 2006 were as follows:

March 31,	2007	2006
Deferred tax assets:
Post-retirement benefit accrual	$32,277	$23,312
Accrued expenses and other	23,677	24,901
Net operating loss carryforwards	9,661	8,158
Deferred tax assets	65,615	56,371
Less: Valuation allowance	6,308	5,902
Total deferred tax assets	59,307	50,469
Deferred tax liabilities:
Depreciation and depletion	43,241	51,308
Intangibles	19,888	17,374
Inventory and other	(556)	3,901
Total deferred tax liabilities	62,573	72,583
Net deferred tax liabilities	$3,266	$22,114

We periodically review the need for a valuation allowance against net deferred tax assets. A valuation allowance has been applied to a portion of the net operating loss and foreign tax credit carryforwards because we anticipate that we may not receive future benefit for all carryforwards. The valuation allowance increased during fiscal 2007 by $948.

In fiscal 2007 and 2006, we recorded approximately $2,200 and $4,400 expense, respectively, principally related to IRS audits. In the fourth quarter of fiscal 2006, we reached agreement with the IRS on all material tax matters for fiscal 1997 and 1998. As part of this agreement, the tax treatment of various issues was also agreed to for subsequent years. The IRS is currently completing its audit of our tax returns for the years 1999 through 2001.

In fiscal 2007, the IRS began its audit of our tax returns for the years 2002 through 2005. We also remain subject to tax authority audits in various jurisdictions wherever we do business. The number of years open for tax review varies by tax jurisdiction. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements. Tax reserves are included on the accompanying consolidated balance sheets in “accrued income taxes.”

For tax return purposes, at March 31, 2007, we had operating loss carryforwards in various jurisdictions where local laws allow us to offset future income with losses from prior periods. The tax effect of these carryforwards is $9,739. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period. At March 31, 2007, we also had certain credit carryforwards available to offset taxes on future income from foreign operations. Total credit carryforwards are $549, which expire between fiscal 2025 and fiscal 2027.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

At March 31, 2007, cumulative undistributed earnings of international operations included in consolidated retained earnings amounted to $93,425. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings, nor is it practicable to determine the amount of this liability.

11. BENEFIT PLANS

We provide defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded post-retirement medical benefit plan for two groups of United States employees comprised substantially of the same employees who receive pension benefits under the Unites States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage.

On March 31, 2007, we adopted the provisions of SFAS No. 158. SFAS No. 158 required us to recognize the funded status of our defined benefit pension and post-retirement benefit plans in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation (which is the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for post-retirement benefit plans). The adjustment to accumulated comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 and SFAS No. 106, which were previously netted against the plans’ funded status. These amounts will be recognized in net periodic benefit cost as they are amortized. We will recognize future changes to the funded status of these plans in the year the change occurs, through other comprehensive income. In accordance with SFAS No. 158, the consolidated financial statements for prior periods have not been restated to reflect, and, do not include, the impact of SFAS No. 158.

SFAS No. 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. This provision is effective for fiscal years beginning after December 15, 2008. We already measure the plan assets and obligations as of our fiscal year-end balance sheet date. As a result, this provision will not have an affect on our consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The effects of adopting SFAS No. 158 on our Consolidated Balance Sheet as of March 31, 2007 are presented in the following table:

	Prior to Adopting SFAS No. 158
	Pension Plans		Other Post-retirement Benefit Plan
	U.S. Qualified	International		Total
Liabilities and Shareholders’ Equity:
Current pension and post-retirement benefit liabilities	$4,808	$656	$6,789	$12,253
Long-term liabilities:
Deferred income taxes, net	(4,257)	—	—	(4,257)
Long-term pension and post-retirement benefit liabilities	4,693	2,202	61,700	68,595
Total liabilities	5,244	2,858	68,489	76,591
Accumulated other comprehensive income (loss)	(6,770)	—	—	(6,770)
Total shareholders’ equity	(6,770)	—	—	(6,770)
Total liabilities and shareholders’ equity	$(1,526)	$2,858	$68,489	$69,821

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	Effect of Adopting SFAS No. 158
	Pension Plans		Other Post-retirement Benefit Plan
	U.S. Qualified	International		Total
Liabilities and Shareholders’ Equity:
Current pension and post-retirement benefit liabilities	$(4,808)	$(656)	$—	$(5,464)
Long-term liabilities:
Deferred income taxes, net	17	182	(7,966)	(7,767)
Long-term pension and post-retirement benefit liabilities	4,767	(196)	12,575	17,146
Total liabilities	(24)	(670)	4,609	3,915
Accumulated other comprehensive income (loss)	24	670	(4,609)	(3,915)
Total shareholders’ equity	24	670	(4,609)	(3,915)
Total liabilities and shareholders’ equity	$—	$—	$—	$—

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	As Reported at March 31, 2007
	Pension Plans		Other Post-retirement Benefit Plan
	U.S. Qualified	International		Total
Liabilities and Shareholders’ Equity:
Current pension and post-retirement benefit liabilities	$—	$—	$6,789	$6,789
Long-term liabilities:
Deferred income taxes, net	(4,240)	182	(7,966)	(12,024)
Long-term pension and post-retirement benefit liabilities	9,460	2,006	74,275	85,741
Total liabilities	5,220	2,188	73,098	80,506
Accumulated other comprehensive income (loss)	(6,746)	670	(4,609)	(10,685)
Total shareholders’ equity	(6,746)	670	(4,609)	(10,685)
Total liabilities and shareholders’ equity	$(1,526)	$2,858	$68,489	$69,821

Deferred income taxes shown above represent the current and non-current deferred income tax assets recorded on our March 31, 2007 balance sheet. The current portion of the post-retirement benefit liability is recorded within “Accrued payroll and other related liabilities” on our balance sheet. The long-term portion of the pension and post-retirement liabilities are recorded within “Other liabilities” on our balance sheet.

The pre-tax amount of unrecognized actuarial net loss and unamortized transition obligation included in accumulated other comprehensive loss at March 31, 2007 was $22,709 and $290, respectively. During fiscal 2008, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

	U.S. Qualified Plans	International Plan	Other Post-retirement Benefit Plan
Actuarial Loss	$375	$—	$988
Transition Obligation	110	—	—

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement medical benefit plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2007 and 2006, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our other post-retirement medical benefit plan. The measurement date of our defined benefit pension plans and the other post-retirement medical benefit plan is March 31 for both periods presented.

	Pension Plans				Other Post-retirement Plan
	U.S. Qualified		International
	2007	2006	2007	2006	2007	2006
Change in Benefit Obligations:
Benefit obligations at beginning of year	$47,793	$44,546	$10,323	$10,135	$81,005	$78,593
Service cost	76	850	454	608	—	1,090
Interest cost	2,769	2,722	331	322	4,673	4,535
Actuarial loss (gain)	1,076	1,435	(42)	659	1,379	7,364
Benefits paid	(3,283)	(3,086)	(1,514)	(1,100)	(5,993)	(5,576)
Employee contributions	—	—	620	586	—	—
Plan curtailment (1)	—	1,326	—	—	—	(13,983)
Special termination benefits (1)	—	—	—	—	—	8,982
Impact of foreign currency exchange rate changes	—	—	780	(887)	—	—
Benefit obligations at end of year	48,431	47,793	10,952	10,323	81,064	81,005

Change in Plan Assets:
Fair value of plan assets at beginning of year	35,715	36,283	7,587	7,030	—	—
Actual return on plan assets	3,414	2,751	1,031	1,120	—	—
Employer contributions	3,125	—	620	586	5,993	5,576
Employee contributions	—	—	620	586	—	—
Benefits and expenses paid	(3,283)	(3,319)	(1,514)	(1,100)	(5,993)	(5,576)
Impact of foreign currency exchange rate changes	—	—	602	(635)	—	—
Fair value of plan assets at end of year	38,971	35,715	8,946	7,587	—	—

Funded Status of the Plans	(9,460)	(12,078)	(2,006)	(2,736)	(81,064)	(81,005)
Unamortized transition amount	—	(401)	—	—	—	—
Unamortized loss	—	11,133	—	(149)	—	12,118
Net accrued benefit obligations	$(9,460)	$(1,346)	$(2,006)	$(2,885)	$(81,064)	$(68,887)

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	Pension Plans				Other Post-retirement Plan
	U.S. Qualified		International
	2007	2006	2007	2006	2007	2006
Amounts Recognized in Consolidated Balance Sheets (2):
Accrued benefit obligation	$(9,460)	$(12,078)	$(2,006)	$(2,885)	$(81,064)	$(68,887)
Accumulated other comprehensive (income) loss	—	10,732	—	—	—	—
Net amount recognized	$(9,460)	$(1,346)	$(2,006)	$(2,885)	$(81,064)	$(68,887)

(1)	Reflects curtailment and special termination benefit losses associated with the elimination of approximately 450 positions as a result of the restructuring plan to transfer certain manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico.
(2)	The current and long-term portions of the accrued benefit obligations are included in “Accrued payroll and other related liabilities” and “Other liabilities,” respectively, on the accompanying Consolidated Balance Sheets. Accumulated other comprehensive (income) loss, net of deferred income tax expense of $12,024 and $4,141 at March 31, 2007 and 2006, respectively, is included in shareholders’ equity.

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at March 31, 2007 and 2006:

	U.S. Qualified		International		Total
	2007	2006	2007	2006	2007	2006
Aggregate fair value of plan assets	$37,737	$35,715	$—	$7,587	$37,737	$43,302

Aggregate accumulated benefit obligations	47,317	44,549	—	8,484	47,317	53,033

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following obligations and plan assets at March 31, 2007 and 2006:

	U.S. Qualified		International		Total
	2007	2006	2007	2006	2007	2006
Aggregate fair value of plan assets	$37,737	$35,715	$8,946	$7,587	$46,683	$43,302
Aggregate projected benefit obligations	47,317	47,793	10,952	10,323	58,269	58,116

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Components of Net Periodic Benefit Cost.  Components of the annual net periodic benefit cost of our defined benefit pension plans and other post-retirement medical benefit plan were as follows:

	Pension Plans
	U.S. Qualified			International			Other Post-retirement Plan
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost	$76	$850	$822	$454	$608	$609	$—	$1,090	$939
Interest cost	2,769	2,722	2,602	331	322	397	4,673	4,535	4,688
Expected return on plan assets	(2,858)	(2,764)	(2,924)	(402)	(336)	(404)	—	—	—
Special termination benefits	—	—	—	—	—	—	—	8,982	—
Curtailment loss	—	1,326	—	—	—	—	—	—	—
Prior service cost recognition	—	1,009	—	—	—	—	—	—	—
Net amortization and deferral	265	1,061	581	—	—	—	922	1,753	1,904
Net periodic benefit cost	$252	$4,204	$1,081	$383	$594	$602	$5,595	$16,360	$7,531

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table provides the applicable actuarial assumptions used to determine the benefit obligations at March 31:

	2007	2006
Discount rate:
U.S. qualified pension plans	6.00%	6.00%
Switzerland pension plan	3.00%	3.25%
Other post-retirement plan	6.00%	6.00%
Expected return on plan assets:
U.S. qualified pension plans	8.00%	8.00%
Switzerland pension plan	5.00%	5.00%
Rate of compensation increase:
Switzerland pension plan	3.00%	3.00%

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The following table provides the applicable actuarial assumptions used to determine the net periodic benefit cost for the years ended March 31:

	2007	2006	2005
Discount rate:
U.S. qualified pension plans	6.00%	6.00%	6.25%
Switzerland pension plan	3.25%	3.50%	3.75%
Other post-retirement plan	6.00%	6.00%	6.25%
Expected return on plan assets:
U.S. qualified pension plans	8.00%	8.00%	8.00%
Switzerland pension plan	5.00%	5.00%	5.00%
Rate of compensation increase:
Switzerland pension plan	3.00%	3.00%	3.00%

The net periodic benefit cost and the actuarial present value of projected benefit obligations are based upon assumptions that we review on an annual basis. These assumptions may be revised annually based upon an evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing benefits.

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios and the long-term asset class return expectations.

We develop our discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected obligations.

We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five-year period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate noted below.

	2007	2006	2005
Healthcare cost trend rate – medical	10.0%	10.0%	10.0%
Healthcare cost trend rate – prescription drug	15.0%	15.0%	15.0%
Long-term healthcare cost trend rate	5.0%	5.0%	5.0%

To determine the healthcare cost trend rates, we evaluate a combination of information, including ongoing claims cost monitoring, annual statistical analyses of claims data, reconciliation of forecasted claims against actual claims, review of trend assumptions of other plan sponsors and national health trends, and adjustments for plan design changes, workforce changes, and changes in plan participant behavior.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

A one-percentage point change in assumed healthcare cost trend rates (including medical, prescription drug and long-term rates) would have had the following effect at March 31, 2007:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$360	$(313)
Effect on other post-retirement benefit obligation	6,227	(5,417)

Plan Assets.  Our United States and Switzerland defined benefit pension plans are funded. The following table presents the targeted asset allocation of plan assets at March 31, 2007 and the actual allocation of plan assets at March 31, 2007 and 2006 for these plans:

	Long-Term Target Allocation Percentage	Percentage of Plan Assets
		2007	2006
U.S. qualified plans:
Equity securities	60%	60.6%	60.2%
Debt securities	40%	39.4%	39.8%
Cash	0%	0.0%	0.0%
Total	100%	100.0%	100.0%
Switzerland plan:
Equity securities	15%-35%	27.6%	27.7%
Debt securities	45%-75%	60.5%	57.4%
Real estate	0%-10%	8.4%	8.8%
Cash	0%-20%	3.5%	6.1%
Total	100%	100.0%	100.0%

The long-term target allocations in the preceding table reflect our asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term benefit obligations. Investment policies, strategies, and long-term target allocations are developed on a plan specific and country specific basis. We continually challenge the long-term target asset allocations and support the allocations by an analysis that incorporates historical and expected returns by asset class as well as volatilities across asset classes and our liability profile. Due to market conditions and other factors, actual asset allocations may vary from the long-term target allocations presented in the preceding table. Plan assets are managed by outside investment managers. If asset allocations move outside of the target ranges, the portfolios are rebalanced. For the purpose of the above analysis, debt and equity securities include fixed income and equity security mutual funds, respectively. At March 31, 2007 and 2006, the plans’ assets did not include investments in STERIS common shares.

Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We have recorded liabilities for amounts greater than the required funding levels on our accompanying Consolidated Balance Sheets. As of March 31, 2007, we expect to make approximately $5,500 in contributions to the defined benefit pension plans in fiscal 2008.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2007, the following benefit payments are expected to be made to plan participants:

	Defined Benefit Pension Plans			Other Post-Retirement Benefit Plan
	U.S. Qualified	International	Total	Gross Benefit Payments	Medicare Reimbursement	Total
2008	$3,857	$224	$4,081	$6,789	$(662)	$6,127
2009	3,912	264	4,176	7,466	(739)	6,727
2010	3,945	304	4,249	7,625	(777)	6,848
2011	3,931	327	4,258	7,759	(808)	6,951
2012	3,914	367	4,281	7,797	(830)	6,967
2013-2017	19,250	2,461	21,711	36,428	(4,234)	32,194

In the preceding table, projected benefit payments denominated in foreign currencies have been calculated based upon March 31, 2007 foreign currency exchange rates.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” During fiscal 2005, our actuary determined that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act.

The effect of adopting the Act and FSP 106-2 was to reduce the accumulated post-retirement benefit obligation by $10,500 at March 31, 2005, which reduces the net periodic benefit cost as this amount is recognized over approximately twelve years. The adoption of FSP No. 106-2 did not have an impact on our net periodic benefit cost for the year ended March 31, 2005. The expected subsidy in fiscal 2007 was approximately $538, none of which was received during the year.

Defined Contribution Plans.  We maintain a 401(k) defined contribution plan for eligible employees. We provide a match on a specified portion of an employee’s contribution as approved by the Company’s Board of Directors. The plan assets are held in trust and invested as directed by the plan participants. At March 31, 2007, the plan held 912,996 STERIS common shares with a fair value of $24,249. The aggregate fair value of plan assets was $268,222 at March 31, 2007. We paid dividends of $184 and $192 to the plan on STERIS common stock for the years ended March 31, 2007 and 2006, respectively. We paid no dividends to the plan for the year ended March 31, 2005. We contributed $5,484, $5,202, and $4,609, to the defined contribution plan for the years ended March 31, 2007, 2006, and 2005, respectively.

In fiscal 2007, we established a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Employee contributions to this plan were $174 in fiscal 2007. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying balance sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the plan assets was $171 at March 31, 2007. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying statements of income. Changes in the fair value of the plan assets are recorded in other comprehensive income on our accompanying balance sheets.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

12. COMMITMENTS AND CONTINGENCIES

We are involved in various patent, product liability, consumer, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies,” we record accruals for these contingencies to the extent that we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have estimated the likelihood of unfavorable outcomes and the amounts of such potential losses. In management’s opinion, the ultimate outcome of these proceedings and claims is not expected to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of litigation is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery.

The United States Food and Drug Administration (“FDA”) and the United States Department of Justice are continuing to conduct an investigation involving our SYSTEM 1® sterile processing system. We received requests for documents in connection with the investigation. We continue to respond to these requests and cooperate with the government agencies regarding this matter. There can be no assurance that the ultimate outcome of the investigation will not result in an action by the government agencies or that the government agencies will not initiate administrative proceedings, civil proceedings or criminal proceedings, or any combination thereof, against us.

To the extent that we believe it is probable that a taxing authority will take a sustainable position on a matter contrary to the position taken by us, we record tax accruals. If we prevail in matters for which accruals have been established, or are required to pay amounts in excess of the accruals recorded, our effective income tax rate in a given financial statement period may be materially impacted.

As of March 31, 2007 and 2006, our commercial commitments totaled $25,871 and $31,156, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $10,271 and $11,248, respectively, of the totals at March 31, 2007 and 2006 relate to letters of credit required as security under our self-insured risk retention policies.

13. BUSINESS SEGMENT INFORMATION

We operate and report in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services.

Our Healthcare segment is a global provider of capital equipment and accessories used in surgical and critical care environments, emergency departments, gastrointestinal and sterile processing environments, and in infection control processes. We also manufacture and sell consumable products and provide services to this healthcare customer base.

Our Life Sciences segment manufactures and sells capital equipment, cleaning chemistries, and service solutions to pharmaceutical companies, public and private research facilities, government, military, aerospace, transportation, and food and beverage customers.

Our Isomedix Services segment operates through a network of 21 facilities located in North America. We sell a comprehensive array of contract sterilization services using Gamma Irradiation, Electron Beam Irradiation, and ethylene oxide (“EO”) technologies. We provide sterilization, microbial reduction, and materials modification services to companies that supply products to the healthcare, industrial, and consumer products industries.

As we continue the evolution of our segments, we made a change in the reporting of our global services business which impacts the revenues and operating results of the Healthcare and Life Sciences segments. Effective April 1, 2005, we began tracking service revenues

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

by customer account classification. Prior to April 1, 2005, the allocation between these segments was based upon geography. Segment revenues, the related costs of these revenues, and associated operating expenses have been reclassified to reflect the change in methodology. The information presented in the following tables reflects these reclassifications.

Financial information for each of our segments is presented in the following table. Operating income (loss) for each segment reflects the full allocation of all distribution, corporate, and research and development expenses to the segments. The accounting policies for segments are the same as those for the consolidated Company. Individual facilities, equipment and intellectual properties are utilized for production for multiple segments at varying levels over time. As a result, an allocation of depreciable assets is not meaningful to segment performance. Segment results for all periods presented exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all segments. For the year ended March 31, 2007, revenues from a single customer did not equal ten percent or more of total revenues.

Years Ended March 31,	2007	2006	2005
Revenues:
Healthcare	$845,674	$817,014	$763,879
Life Sciences	217,952	215,827	213,003
STERIS Isomedix Services	133,781	127,444	104,792
Total revenues	$1,197,407	$1,160,285	$1,081,674
Operating income (loss):
Healthcare	$110,559	$88,914	$125,589
Life Sciences	4,213	(379)	(3,843)
STERIS Isomedix Services	22,929	21,163	19,598
Total operating income	$137,701	$109,698	$141,344

For the year ended March 31, 2007, restructuring expenses of $6,166 and $418 are included in the operating results of the Healthcare and Life Sciences segments, respectively. For the year ended March 31, 2006, restructuring expenses of $24,826 and $482 are included in the operating results of the Healthcare and Life Sciences segments, respectively.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangible assets, and other assets.

Years Ended March 31,	2007	2006	2005
Revenues:
United States	$933,546	$925,593	$874,682
International	263,861	234,692	206,992
Total revenues	$1,197,407	$1,160,285	$1,081,674

March 31,		2007	2006
Long-lived assets:
United States		$570,851	$589,384
International		153,599	139,274
Total long-lived assets		$724,450	$728,658

14. COMMON SHARES

We calculate basic earnings per common share based upon the weighted average number of common shares outstanding. We calculate diluted earnings per share based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. The following is a summary of common shares and common share equivalents outstanding used in the calculations of basic and diluted earnings per share:

Years Ended March 31,	2007	2006	2005
	(in thousands)
Weighted average common shares outstanding – basic	65,174	68,238	69,254
Dilutive effect of common share equivalents	557	701	768
Weighted average common shares and equivalents – diluted	65,731	68,939	70,022

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price for the common shares during the period:

Years Ended March 31,	2007	2006	2005
	(shares in thousands)
Number of common share options	2,495	1,341	1,396
Weighted average exercise price	$25.94	$28.22	$28.60

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

15. REPURCHASES OF COMMON SHARES

On July 27, 2006, we announced that the Company’s Board of Directors provided authorization to repurchase of up to 3,000,000 STERIS common shares. This authorization replaced the prior authorization of January 25, 2006, under which 10,900 shares remained available for repurchase. This authorization does not have a stated maturity date. During fiscal 2007, we repurchased 2,606,800 of our common shares for $60,170, representing an average price of $23.08 per common share. At March 31, 2007, 2,595,800 common shares remained authorized for repurchase and 5,057,601 common shares were held in treasury.

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive loss shown in our Consolidated Statements of Shareholders’ Equity consists of the following:

Years Ended March 31,	2007	2006	2005
	(in thousands)
Unrecognized pension and postretirement benefits costs, net of tax	$(10,685)	$(6,214)	$(5,974)
Unrealized loss on investments	(4)	—	—
Cumulative foreign currency translation adjustment	15,248	(1,560)	12,429
	$4,559	$(7,774)	$6,455

17. BUSINESS ACQUISITIONS

The following summarizes our recent business acquisitions, which we accounted for under the purchase method of accounting. Our consolidated financial statements include the results of operations for acquired businesses from the date each acquisition was completed.

FHSurgical.  On March 24, 2005, we completed the acquisition of FHSurgical SAS (“FHSurgical”), a privately-held manufacturer of surgical tables with a manufacturing facility located in Orleans, France, for 8.8 million euros (approximately $11.6 million at the acquisition date) in cash and assumed debt. We integrated the acquired business into our Healthcare segment. The acquisition expanded our European distribution channel and enhanced our surgical tables offerings.

The purchase price was subject to the final settlement of certain working capital adjustments and earn out provisions dependent on revenue. As a result, an additional 875,000 euros (approximately $1 million) was paid in fiscal 2007 based on revenues generated through March 31, 2006. The purchase price of approximately $13,464, which includes direct acquisition costs of $975, has been allocated to tangible net assets based upon their carrying amounts at the acquisition date. The residual balance of $8,878 has been allocated to goodwill.

In accordance with the share purchase agreement, the purchase price included assumed debt of $2,788. This amount was repaid during fiscal 2006, and has been excluded from our Consolidated Statements of Cash Flows, as required by Statement of Financial Accounting Standards No. 95 (“SFAS No. 95”), “Statement of Cash Flows.”

Cosmed Group, Inc.  On January 7, 2005, we completed the acquisition of certain assets of Cosmed Group, Inc. (“Cosmed”), a privately-held contract sterilization service provider with corporate offices located in Jamestown, Rhode Island, for $73,000. We integrated the acquired assets into our Isomedix Services segment. As a result of the acquisition, five additional EO processing facilities were added to our existing network of locations.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The purchase price of $75,048, which includes direct acquisition costs of $2,048, has been allocated to net assets and goodwill based on the valuation of net assets acquired. As of March 31, 2006, $29,736 was allocated to goodwill within our Isomedix Services segment and $20,275 was allocated to identifiable intangible assets, such as customer relationships, trademarks, intellectual property, and non-competition agreements. Based upon the allocation, these amounts are expected to be amortized over periods ranging from 5 to 19 years, with annual amortization amounts expected to be approximately $1,900 through fiscal 2010, approximately $1,400 in fiscal 2011 through 2015, and approximately $160 thereafter through the end of the amortization period.

In accordance with the terms of the asset purchase agreement, the purchase price was paid in multiple installments with $65,700 being paid in fiscal 2005. As of March 31, 2007 and 2006, the holdback amount of $1,263 is included in “Accrued expenses and other” on the accompanying Consolidated Balance Sheets. The holdback amount is excluded from our Consolidated Statements of Cash Flows until paid, as required by SFAS No. 95.

Albert Browne Limited.  On September 15, 2004, we completed the acquisition of Albert Browne Limited and its subsidiaries (“Browne”), a privately-held manufacturer of chemical indicators, headquartered in Leicester, England, for 28.9 million British pounds sterling (approximately $52.1 million at the acquisition date), net of 3.2 million British pounds sterling (approximately $5.8 million at the acquisition date) of cash acquired. In accordance with the terms of the share purchase agreement, STERIS paid 27.2 million British pounds sterling to the seller on the closing date. In addition, we funded 4.8 million British pounds sterling to an interest bearing deposit account which was opened jointly with the seller’s representatives. These amounts will be distributed in accordance with the terms and conditions of a joint account agreement entered into between STERIS and the seller. We integrated the acquired business into our Healthcare segment. The acquisition provided us with an established European distribution channel and expanded our consumable products offerings, which are used with our broad line of infection control and decontamination capital equipment.

The purchase price of $60,089, which includes direct acquisition costs of $1,348, has been allocated to tangible net assets, identifiable intangible assets and goodwill. As of March 31, 2006, $27,050 has been allocated to goodwill within our Healthcare segment and $30,014 has been allocated to identifiable intangible assets, such as trademarks, intellectual property, customer relationships, and non-competition agreements. Based upon the allocation, these amounts are expected to be amortized over periods ranging from 3 to 17 years, with annual amortization amounts expected to be approximately $3,200 through fiscal 2012, $1,500 for fiscal 2013 through fiscal 2015, and $500 thereafter through the end of the amortization period.

Hamo Holding AG.  We acquired Hamo Holding AG (“Hamo”), a privately-owned manufacturer of washing and decontamination systems, with corporate offices located in Pieterlen, Switzerland during fiscal 2004. Pursuant to the terms of the share purchase agreement with respect to the acquisition of Hamo, the final settlement of certain working capital adjustments and the resolution of certain indemnification claims were made during the first quarter of fiscal 2006. We received 2.2 million Swiss francs (approximately $1,700) and this amount is included in “Non-operating expense, net” on the Consolidated Statements of Income.

18. FINANCIAL AND OTHER GUARANTEES

We generally offer a limited one-year parts and labor warranty on our capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties at the time product revenue is recognized. The amounts we expect to incur on behalf of our customers for the future estimated cost of these warranties are recorded as a current liability on the accompanying Consolidated Balance Sheets. Factors that affect the amount of our warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the recorded amounts as necessary.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2007	2006	2005
Balance, beginning of year	$7,226	$5,299	$4,885
Warranties issued during the period	9,931	10,468	10,956
Settlements made during the period	(11,264)	(8,541)	(10,542)
Balance, end of year	$5,893	$7,226	$5,299

We also sell product maintenance contracts to our customers. These contracts range in terms from 1 to 5 years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for deferred service revenue was $16,751 and $15,876 as of March 31, 2007 and 2006, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

19. SUBSEQUENT EVENTS

Subsequent to March 31, 2007, foreign currency contracts to sell 15.7 million euros and buy 2.0 million British pounds sterling matured.

On April 25, 2007, we announced that the Company’s Board of Directors had declared a quarterly cash dividend in the amount of $0.05 per common share, payable on June 13, 2007, to shareholders of record as of the closing of the stock transfer books on May 16, 2007.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

20. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2007
Revenues:
Product	$235,490	$192,945	$179,375	$165,759
Service	114,347	106,022	104,161	99,308
Total Revenues	349,837	298,967	283,536	265,067
Cost of revenues:
Product	140,791	112,072	106,347	95,293
Service	64,076	59,194	58,428	56,399
Total cost of revenues	204,867	171,266	164,775	151,692
Gross profit	144,970	127,701	118,761	113,375
Percentage of revenues	41.4%	42.7%	41.9%	42.8%
Income from continuing operations, net of tax	29,812	20,868	16,360	14,057
Gain on sale of discontinued operations, net of tax	—	431	—	627
Net income	$29,812	$21,299	$16,360	$14,684
Basic income per common share (1):
Income from continuing operations	$0.46	$0.32	$0.25	$0.21
Net income	$0.46	$0.33	$0.25	$0.22
Diluted income per common share (1):
Income from continuing operations	$0.45	$0.32	$0.25	$0.21
Net income	$0.45	$0.33	$0.25	$0.22
Fiscal 2006
Revenues:
Product	$225,983	$189,864	$174,846	$169,146
Service	105,291	97,628	98,590	98,937
Total revenues	331,274	287,492	273,436	268,083
Cost of revenues:
Product	136,409	109,659	103,425	95,960
Service	61,535	55,737	56,828	56,547
Total cost of revenues	197,944	165,396	160,253	152,507
Gross profit	133,330	122,096	113,183	115,576
Percentage of revenues	40.2%	42.5%	41.4%	43.1%
Income from continuing operations, net of tax	7,444	23,165	15,405	16,932
(Loss) income from discontinued operations, net of tax	—	(301)	1,010	400
Gain on sale of discontinued operations, net of tax	1,008	5,225	—	—
Net income	$8,452	$28,089	$16,415	$17,332
Basic income per common share (1):
Income from continuing operations	$0.11	$0.34	$0.23	$0.24
Net income	$0.13	$0.41	$0.24	$0.25
Diluted income per common share (1):
Income from continuing operations	$0.11	$0.34	$0.23	$0.24
Net income	$0.12	$0.41	$0.24	$0.25

(1)	Per share amounts for the quarters and the full year have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding during each quarter due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive and the effect of quarterly share repurchases.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts (2)	Deductions (3)	Balance at End of Period
	(in thousands)
Year ended March 31, 2007
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,037	$3,247	$(66)	$(2,439)	$9,911
Year ended March 31, 2006
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,725	$2,248	$18	$(2,918)	$9,037
Year ended March 31, 2005
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$8,166	$4,151	$(9)	$(2,601)	$9,725

(1)	Net allowance for doubtful accounts and allowance for sales and returns.
(2)	Change in foreign currency exchange, international subsidiaries.
(3)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including the Principal Executive Officer (“PEO) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2007. Based on this evaluation, the PEO and PFO have determined that, as of March 31, 2007, our disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Commission (“COSO”). Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2007.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated May 24, 2007, which is included herein.

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

STERIS Corporation

We have audited management’s assessment, included in the accompanying, “Management’s Report on Internal Control Over Financial Reporting,” that STERIS Corporation and subsidiaries (collectively “the Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that STERIS Corporation and subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007, and our report dated May 24, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Cleveland, Ohio

May 24, 2007

ITEM 9B.	OTHER INFORMATION

On May 29, 2007, we entered into an executive retention agreement with Peter A. Burke, our Senior Vice President and Chief Technology Officer. The agreement provides that Dr. Burke will receive his fiscal year 2007 base salary of $25,833 per month, as well as the opportunity to participate in our annual cash bonus plan, benefit plans and stock option programs. Dr. Burke’s salary for fiscal 2008 and thereafter will be determined by our chief executive officer and board of directors, but may not be less than $25,833 during the term of the Agreement.

Under the terms of the agreement, if Dr. Burke’s employment with us is terminated prior to June 1, 2009 by us without “cause” (as defined in the agreement) or by Dr. Burke for “good reason” (as defined in the agreement), Dr. Burke will be entitled to receive, subject to his execution of a release of all claims against us and his compliance with his obligations under the agreement, (a) his then-current salary for either (1) the number of months remaining from the date of his termination to June 1, 2009 or (2) twelve months, whichever is greater, (b) continuation of medical and dental benefits for such period, and (c) a one-time payment equal to the amount Dr. Burke would have been entitled to receive as a bonus relating to the fiscal year in which the termination occurred, pro rated to the date of termination.

On November 27, 2006, we entered into a letter agreement with Michael J. Tokich, our Vice President and Corporate Controller, in connection with his assumption of the role of our principal accounting officer. The letter acknowledged that Mr. Tokich will receive a bi-weekly salary of $8,216 and will be entitled to receive an incentive payment beyond the normal annual bonus program of up to $20,000 based upon the assumption of this new role and his contribution towards the successful transition to a new Chief Financial Officer.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Annual Report on Form 10-K incorporates by reference the information appearing under the caption “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees” and “Shareholder Nominations of Directors and Nominee Criteria” of our definitive proxy statement to be filed with the SEC in connection with our 2007 Annual Meeting of Shareholders (the “Proxy Statement”).

Our executive officers serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning our executive officers is contained in Part I, following Item 4 of this Annual Report. We have adopted a code of ethics, our Code of Business Conduct for Employees, that applies to our PEO and PFO as well as all our other employees. We have also adopted a code of ethics, our Director Code of Ethics, that applies to the members of the Company’s Board of Directors, including our PEO. Our Code of Business Conduct for Employees and the Director Code of Ethics can be found on our Investor Relations website at www.steris-ir.com.

ITEM 11.	EXECUTIVE COMPENSATION

Our Annual Report on Form 10-K incorporates by reference the information under the captions “Executive Compensation,” “Non-Employee Director Compensation” and “Miscellaneous Matters” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Our Annual Report on Form 10-K incorporates by reference the information under the captions “Ownership of Voting Securities” and “Summary of Equity Compensation Plans” of the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Annual Report on Form 10-K incorporates by reference the information under the captions “Governance Generally,” “Board Meetings and Committees” and “Miscellaneous Matters” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Annual Report on Form 10-K incorporates by reference the information relating to principal accounting fees and services appearing under the caption “Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets – March 31, 2007 and 2006.

Consolidated Statements of Income – Years ended March 31, 2007, 2006, and 2005.

Consolidated Statements of Cash Flows – Years ended March 31, 2007, 2006, and 2005.

Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements.

(a) (2) The following consolidated financial statement schedule of STERIS Corporation and subsidiaries is included in Item 8:

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) Exhibits

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Amended and Restated Non-Qualified Stock Option Plan (filed as Exhibit 10.1 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643) and incorporated herein by reference).*

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 10.2 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643) and incorporated herein by reference).*

10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4	STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5	STERIS Corporation Form of Notice of Restricted Grant for Directors (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.6	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

Exhibit Number	Exhibit Description
10.8	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for fiscal year ended March 31, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.9	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

10.10	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.11	Amendment No. 1 to STERIS Corporation 2006 Long-Term Equity Incentive Plan*

10.12	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.13	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.5 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.14	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.15	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.16	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.17	Adoption Agreement related to STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.2 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.18	STERIS Corporation Management Incentive Compensation Plan (as amended) (filed as Exhibit 10.2 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643) and incorporated herein by reference).*

10.19	STERIS Corporation Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643), and incorporated herein by reference).*

10.20	Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Mr. Vinney (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.21	Employment Agreement dated September 7, 2006 between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.1 to Form 8-K filed September 11, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.22	Employment Agreement dated May 7, 2007 between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.1 to Form 8-K filed May 8, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.23	Executive Retention Agreement dated February 8, 2005 between STERIS Corporation and Dr. Burke (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2005 (Commission File No. 1-14643) and incorporated herein by reference).*

10.24	Executive Retention Agreement dated May 29, 2007 between STERIS Corporation and Dr. Burke.*

10.25	Letter Agreement between STERIS Corporation and Michael Tokich.*

Exhibit Number	Exhibit Description

10.26	Amended and Restated Credit Agreement, dated March 29, 2004, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent, Joint Lead Arranger and Book Runner (filed as Exhibit 10.13 to Form 10-K filed for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).
10.27	Amendment No. 1 dated March 22, 2005 to Amended and Restated Credit Agreement dated March 29, 2004, among STERIS Corporation, various financial institutions, and KeyBank National Association, as administrative agent for the lending institutions party thereto, and such institutions (filed as Exhibit 10.1 to Form 8-K dated March 22, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.28	Amendment No. 2 dated June 16, 2005 to Amended and Restated Credit Agreement dated March 29, 2004, among STERIS Corporation, KeyBank National Association, as administrative agent for the lending institutions party thereto and such institutions (filed as Exhibit 10.2 to Form 8-K dated June 21, 2005 (Commission File No. 1-14643) and incorporated herein by reference).

10.29	Note Purchase Agreement, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.30	Subsidiary Guaranty, dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.31	Guaranty Supplement dated March 29, 2004, by SterilTek Holdings, Inc. and STERIS Corporation (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.32	Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.33	Asset Purchase Agreement dated as of November 15, 2004, between Cosmed Group, Inc. and STERIS Corporation (filed as Exhibit 10.1 to Form 10-Q for the third quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

STERIS or its subsidiaries are parties to several indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the SEC upon request.

(b) Exhibits

The response to this portion of Item 15 is included under (a) (3) of this Item 15.

(c) Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS CORPORATION (Registrant)

Date: May 29, 2007	By:	/S/ MICHAEL J. TOKICH
Michael J. Tokich
Vice President and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ LES C. VINNEY Les C. Vinney	President, Chief Executive Officer and Director	May 29, 2007

/S/ MICHAEL J. TOKICH Michael J. Tokich	Vice President and Corporate Controller	May 29, 2007

* John P. Wareham	Director	May 29, 2007

* Cynthia L. Feldmann	Director	May 29, 2007

* Stephen R. Hardis	Director	May 29, 2007

* Jacqueline B. Kosecoff	Director	May 29, 2007

* Raymond A. Lancaster	Director	May 29, 2007

* Kevin M. McMullen	Director	May 29, 2007

* J. B. Richey	Director	May 29, 2007

* Mohsen J. Sohi	Director	May 29, 2007

* Loyal W. Wilson	Director	May 29, 2007

* Michael B. Wood	Director	May 29, 2007

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date: May 29, 2007	By:	/S/ MARK D. MCGINLEY
Mark D. McGinley
Attorney-in-Fact for Directors

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended September 30, 2004, as originally filed (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Amended and Restated Non-Qualified Stock Option Plan (filed as Exhibit 10.1 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643) and incorporated herein by reference).

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 10.2 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643) and incorporated herein by reference).

10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.4	STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.5	STERIS Corporation Form of Notice of Restricted Grant for Directors (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.6	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.7	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.8	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for fiscal year ended March 31, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

10.9	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.10	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.11	Amendment No. 1 to STERIS Corporation 2006 Long-Term Equity Incentive Plan

10.12	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.13	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.5 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.14	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.15	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.16	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.17	Adoption Agreement related to STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.2 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.18	STERIS Corporation Management Incentive Compensation Plan (as amended) (filed as Exhibit 10.2 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643) and incorporated herein by reference).

10.19	STERIS Corporation Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.20	Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Mr. Vinney (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

10.21	Employment Agreement dated September 7, 2006 between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.1 to Form 8-K filed September 11, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.22	Employment Agreement dated May 7, 2007 between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.1 to Form 8-K filed May 8, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.23	Executive Retention Agreement dated February 8, 2005 between STERIS Corporation and Dr. Burke (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2005 (Commission File No. 1-14643) and incorporated herein by reference).

10.24	Executive Retention Agreement dated May 29, 2007 between STERIS Corporation and Dr. Burke.

10.25	Letter Agreement between STERIS Corporation and Michael Tokich.

10.26	Amended and Restated Credit Agreement, dated March 29, 2004, among STERIS Corporation, various financial institutions, and KeyBank National Association, as Agent, Joint Lead Arranger and Book Runner (filed as Exhibit 10.13 to Form 10-K filed for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.27	Amendment No. 1 dated March 22, 2005 to Amended and Restated Credit Agreement dated March 29, 2004, among STERIS Corporation, various financial institutions, and KeyBank National Association, as administrative agent for the lending institutions party thereto, and such institutions (filed as Exhibit 10.1 to Form 8-K dated March 22, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.28	Amendment No. 2 dated June 16, 2005 to Amended and Restated Credit Agreement dated March 29, 2004, among STERIS Corporation, KeyBank National Association, as administrative agent for the lending institutions party thereto and such institutions (filed as Exhibit 10.2 to Form 8-K dated June 21, 2005 (Commission File No. 1-14643) and incorporated herein by reference).

10.29	Note Purchase Agreement, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.30	Subsidiary Guaranty, dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.31	Guaranty Supplement dated March 29, 2004, by SterilTek Holdings, Inc. and STERIS Corporation (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.32	Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.33	Asset Purchase Agreement dated as of November 15, 2004, between Cosmed Group, Inc. and STERIS Corporation (filed as Exhibit 10.1 to Form 10-Q for the third quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002