Form 10-Q
period 2007-06-30
STERIS CORP
filed 2007-08-07
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of common shares outstanding as of July 31, 2007: 64,817,144

STERIS Corporation

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,946	$52,296
Accounts receivable (net of allowances of $8,513 and $9,911, respectively)	207,650	251,207
Inventories, net	153,213	131,997
Current portion of deferred income taxes, net	14,838	14,560
Prepaid expenses and other current assets	33,022	34,660

Total current assets	466,669	484,720

Property, plant, and equipment, net	386,313	388,899
Goodwill and intangibles, net	331,993	332,947
Other assets	2,901	2,604

Total assets	$1,187,876	$1,209,170

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$777	$777
Accounts payable	64,162	76,184
Accrued income taxes	13,978	18,761
Accrued payroll and other related liabilities	42,905	59,003
Accrued expenses and other	62,273	62,674

Total current liabilities	184,095	217,399

Long-term indebtedness	109,780	100,800
Deferred income taxes, net	24,025	17,826
Other liabilities	97,321	98,853

Total liabilities	415,221	434,878

Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 64,741 and 64,982 shares outstanding, respectively	92,852	102,466
Retained earnings	668,778	667,267
Accumulated other comprehensive income (loss)	11,025	4,559

Total shareholders’ equity	772,655	774,292

Total liabilities and shareholders’ equity	$1,187,876	$1,209,170

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Revenues:
Product	$172,369	$165,759
Service	108,575	99,308

Total revenues	280,944	265,067

Cost of revenues:
Product	101,875	95,293
Service	60,357	56,399

Total cost of revenues	162,232	151,692

Gross profit	118,712	113,375

Operating expenses:
Selling, general, and administrative	86,495	78,414
Research and development	9,259	8,395
Restructuring expenses	1,391	1,105

Total operating expenses	97,145	87,914

Income from continuing operations	21,567	25,461

Non-operating expenses, net:
Interest expense	1,235	1,769
Interest and miscellaneous income	(462)	(679)

Total non-operating expenses, net	773	1,090
Income from continuing operations before income tax expense	20,794	24,371
Income tax expense	7,591	10,314

Net income from continuing operations	13,203	14,057

Discontinued operations:
Gain on the sale of discontinued operations, net of tax	—	627

Net income	$13,203	$14,684

Basic earnings per common share:
Income from continuing operations	$0.20	$0.21
Income from discontinued operations	$—	$0.01

Net income	$0.20	$0.22

Diluted earnings per common share:
Income from continuing operations	$0.20	$0.21
Income from discontinued operations	$—	$0.01

Net income	$0.20	$0.22

Cash dividends declared per common share outstanding	$0.05	$0.04

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Operating activities:
Net income	$13,203	$14,684
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	15,582	14,884
Deferred income taxes	(2,705)	(7,159)
Share-based compensation	1,615	2,092
Loss on the disposal of property, plant, equipment, and intangibles, net	565	—
Gain on the sale of discontinued operations, net of tax	—	(627)
Other items	(365)	134
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	45,106	40,438
Inventories, net	(19,380)	(20,280)
Other current assets	1,685	(18,759)
Accounts payable	(12,422)	(19,393)
Accruals and other, net	(23,458)	(12,691)

Net cash provided by (used in) operating activities	19,426	(6,677)

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(9,691)	(12,415)
Proceeds from the sale of property, plant, equipment, and intangibles	22	—
Proceeds from the sale of discontinued operations	—	2,927

Net cash used in investing activities	(9,669)	(9,488)

Financing activities:
Proceeds under credit facilities, net	8,980	73,660
Payments on long-term obligations and capital leases, net	—	(212)
Repurchases of common shares	(21,235)	(50,134)
Cash dividends paid to common shareholders	(3,259)	(2,679)
Stock option and other equity transactions, net	8,096	195
Tax benefit from stock options exercised	2,067	163

Net cash (used in) provided by financing activities	(5,351)	20,993
Effect of exchange rate changes on cash and cash equivalents	1,244	2,002

Increase in cash and cash equivalents	5,650	6,830
Cash and cash equivalents at beginning of period	52,296	72,732

Cash and cash equivalents at end of period	$57,946	$79,562

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

STERIS Corporation, an Ohio corporation, develops, manufactures and markets infection prevention, contamination control, microbial reduction, and surgical and critical care support products and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental customers throughout the world. As used in this Quarterly Report, STERIS Corporation and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

We operate in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services (“Isomedix”). We describe our business segments in note 11 to our consolidated financial statements titled, “Business Segment Information.” Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

Interim Financial Statements

We prepared the accompanying unaudited consolidated financial statements of the Company according to accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This means that they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our interim consolidated financial statements contain all material adjustments (including normal recurring accruals and adjustments) management believes are necessary to fairly state our financial condition, results of operations, and cash flows for the periods presented.

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on May 30, 2007. The Consolidated Balance Sheet at March 31, 2007 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three-month period ended June 30, 2007 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2008.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Recently Adopted Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the economic benefit associated with a tax position is only recognized if it is more likely than not that the tax position will be sustained. After this threshold is met, a tax position is reported at the largest amount of benefit that is more likely than not to be ultimately sustained. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. We adopted FIN No. 48 effective April 1, 2007, as required. Prior to April 1, 2007, we regularly assessed our positions with respect to tax exposures and recorded liabilities for uncertain income tax positions according to Statement of Financial Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies.” We describe the impact of adopting FIN No. 48 further in note 8 to our consolidated financial statements titled, “Income Tax Expense.”

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising after adoption are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

Significant Accounting Policies

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2007, other than the adoption of FIN No. 48 as described above.

2. Restructuring

We recognize restructuring expenses as incurred as required under the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, we assessed the property, plant and equipment associated with the related facilities for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

primarily relate to an adjustment in the carrying value of the related facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were reevaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets.

Fiscal 2006 Restructuring Plan

During the three months ended June 30, 2007 and 2006, we recorded $1,391 and $1,105 in restructuring expenses, respectively, primarily related to the previously announced transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico (the “Fiscal 2006 Restructuring Plan”), which is intended to improve our cost structure. Additional information regarding the Fiscal 2006 Restructuring Plan is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

The costs incurred during the first quarter of fiscal 2008 and fiscal 2007 are associated with our Healthcare business segment. Since the inception of the Fiscal 2006 Restructuring Plan, we have incurred restructuring expenses of $31,580, with restructuring expenses of $31,166 and $414 related to the Healthcare and Life Sciences segments, respectively, primarily related to the transfer of manufacturing operations to Monterrey, Mexico.

We anticipate incurring approximately an additional $3,000 in restructuring expenses during fiscal 2008 in connection with the transfer of the manufacturing operations to Mexico. Restructuring expenses to be incurred include compensation and benefits, severance, accelerated depreciation and other expenses.

The following tables summarize our total restructuring expenses for the first quarter of fiscal 2008 and fiscal 2007:

	Three Months Ended June 30,
Fiscal 2006 Restructuring Plan	2007	2006
Asset impairment and accelerated depreciation	$1,059	$705
Severance, payroll and other related costs	332	390
Other	—	10

Total restructuring charges	$1,391	$1,105

Liabilities related to the Fiscal 2006 Restructuring Plan activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2006 Restructuring Plan
	March 31, 2007	Fiscal 2008		June 30, 2007
		Provision	Payments
Severance and termination benefits	$1,799	$332	$(209)	$1,922
Lease termination obligation	157	(13)	(144)	—

Total	$1,956	$319	$(353)	$1,922

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

European Restructuring Plan

During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). We did not incur any restructuring expenses related to the European Restructuring Plan in the three months ended June 30, 2007. We are continuing to evaluate our European operations for opportunities to enhance performance, but we have not committed to any additional specific restructuring actions.

Liabilities related to the European Restructuring Plan activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	European Restructuring Plan
	March 31, 2007	Fiscal 2008		June 30, 2007
		Provision	Payments
Severance and termination benefits	$638	$—	$(238)	$400
Lease termination obligation	219	—	(33)	186
Fixed asset impairment	105	—	—	105

Total	$962	$—	$(271)	$691

3. Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under U.S. GAAP and other comprehensive income. Other comprehensive income considers the effects of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of shareholders’ equity. The following table illustrates the components of our comprehensive income:

	Three Months Ended June 30,
	2007	2006
Net income	$13,203	$14,684
Cumulative foreign currency translation adjustment	6,131	8,823
Amortization of pension and postretirement benefit plans costs, net of tax	322	—
Unrealized gains on investments	13	—

Total comprehensive income	$19,669	$23,507

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	June 30, 2007	March 31, 2007
Land and land improvements (1)	$25,720	$25,553
Buildings and leasehold improvements	182,471	180,672
Machinery and equipment	271,382	268,852
Information systems	123,793	115,137
Radioisotope	139,531	133,723
Construction in progress (1)	32,585	40,098

Total property, plant, and equipment	775,482	764,035
Less: accumulated depreciation and depletion	(389,169)	(375,136)

Property, plant, and equipment, net	$386,313	$388,899

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

5. Inventories, Net

Inventories, net are stated at the lower of cost or market. We use the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final fiscal year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	June 30, 2007	March 31, 2007
Raw materials	$42,550	$42,672
Work in process	39,626	30,443
Finished goods	71,037	58,882

Inventories, net	$153,213	$131,997

6. Debt

Indebtedness was as follows:

	June 30, 2007	March 31, 2007
Private Placement	$100,000	$100,000
Credit facility	8,980	—
Other debt	1,577	1,577

Total	110,557	101,577
Less: current portion	777	777

Long-term portion	$109,780	$100,800

Additional information regarding our indebtedness is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2007	March 31, 2007
Accrued payroll and other related liabilities:
Compensation and related items	$13,965	$19,617
Accrued vacation	13,060	13,265
Accrued bonuses	2,804	8,436
Accrued employee commissions	5,295	9,989
Other postretirement benefit obligations-current portion	6,789	6,789
Other employee benefit plans’ obligations-current portion	992	907

Total accrued payroll and other related liabilities	$42,905	$59,003

Accrued expenses and other:
Deferred revenues	$23,267	$22,919
Self-insured risk retention-GRIC-current portion	4,396	4,096
Other self-insured risks	610	541
Accrued dealer commissions	6,270	6,474
Accrued warranty	6,393	5,893
Other	21,337	22,751

Total accrued expenses and other	$62,273	$62,674

Other liabilities:
Self-insured risk retention-GRIC-long-term portion	$12,223	$12,506
Other postretirement benefit obligations-long-term portion	73,949	74,275
Defined benefit pension plans’ obligations-long-term portion	10,112	11,466
Other employee benefit plans’ obligations-long-term portion	1,037	606

Total other liabilities	$97,321	$98,853

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three-month periods ended June 30, 2007 and 2006 were 36.5% and 42.3%, respectively. We benefited from improved profitability from foreign locations during the three-month period ended June 30, 2007, while the three-month period ended June 30, 2006 was negatively impacted by discrete item adjustments.

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives.

Effective April 1, 2007, we adopted the provisions of FIN No. 48. In accordance with FIN No. 48, we recognized a cumulative-effect adjustment of $8,433, increasing our liability for unrecognized tax benefits,

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

interest, and penalties and reducing the Apri1 1, 2007 balance of retained earnings. At April 1, 2007, we had $15,207 in unrecognized tax benefits, of which $8,702 would affect the effective tax rate if recognized.

In conjunction with the adoption of FIN No. 48, we classified uncertain tax positions as long-term liabilities within “Deferred income taxes, net” in our accompanying Consolidated Balance Sheets, unless expected to be paid within 12 months. We currently do not anticipate any significant increase or decrease within the next 12 months. We recognize accrued interest and penalties related to unrecognized tax benefits within “Income tax expense” in our accompanying Consolidated Statements of Income. At April 1, 2007, we had accrued $3,449 and $2,906 for the potential payment of interest and penalties, respectively.

There were no significant changes to any of these amounts during the first quarter of fiscal 2008.

We file income tax returns in the United States and in various state, local, and foreign jurisdictions. As of April 1, 2007, we are subject to United States Federal income tax examinations for the tax years 1999 through 2007. In addition, with limited exceptions, we are subject to foreign, state and local tax examinations for the tax years 2002 through 2007.

9. Benefit Plans

We provide defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement benefits plan for two groups of United States employees comprised substantially of the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended June 30,	2007	2006	2007	2006	2007	2006
Service cost	$26	$49	$116	$109	$—	$—
Interest cost	701	693	76	80	1,161	1,168
Expected return on plan assets	(801)	(680)	(110)	(97)	—	—
Recognized losses	103	94	—	—	247	231
Amortization of transition obligation	(27)	(27)	—	—	—	—

Net periodic benefit cost	$2	$129	$82	$92	$1,408	$1,399

We contribute amounts to the defined benefit pension plans at least sufficient to meet the minimum requirements as stated in applicable employee benefit laws and local tax laws. We record liabilities for the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other postretirement benefits plans) on our accompanying Consolidated Balance Sheets.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

10. Contingencies

We are involved in various patent, product liability, consumer, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with SFAS No. 5, we record accruals for such contingencies to the extent that we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have estimated the likelihood of unfavorable outcomes and the amounts of such potential losses. In management’s opinion, the ultimate outcome of these proceedings and claims is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of litigation is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery.

The United States Food & Drug Administration (“FDA”) and the United States Department of Justice are continuing to conduct an investigation involving our SYSTEM 1® sterile processing system. We received requests for documents in connection with the investigation. We continue to respond to these requests and cooperate with the government agencies regarding this matter. There can be no assurance that the ultimate outcome of the investigation will not result in an action by the government agencies or that the government agencies will not initiate administrative proceedings, civil proceedings or criminal proceedings, or any combination thereof, against us.

The Internal Revenue Service (“IRS”) routinely conducts audits of our federal income tax returns. During the fourth quarter of fiscal year 2006, we reached a settlement with the IRS with respect to federal income tax returns for the fiscal years 1997 and 1998 that were previously in appeals, and entered the appeals phase relative to audit results for fiscal years 1999 through 2001. The IRS began an audit of fiscal years 2002 through 2005 in fiscal year 2007. We also remain subject to tax authority audits in various other jurisdictions in which we operate.

We record accruals for tax positions taken or expected to be taken in a tax return in accordance with the provisions of FIN No. 48. If we were to prevail in matters for which accruals have been established, or are required to pay amounts in excess of established accruals, our effective income tax rate in a given financial statement period may be materially impacted.

11. Business Segment Information

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Operating income (loss) for each segment reflects the full allocation of all distribution, corporate, and research and development expenses to the segments. These allocations are based upon variables such as segment headcount and revenues. The accounting policies for reportable segments are the same as those for the consolidated Company. Individual facilities, equipment and intellectual properties are utilized for production for multiple segments at varying levels over time. As a result, an allocation of depreciable assets is not meaningful to segment performance. For the three months ended June 30, 2007, revenues from a single customer did not represent ten percent or more of any segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

Financial information for each of our segments is presented in the following tables:

	Three Months Ended June 30,
	2007	2006
Revenues:
Healthcare	$195,691	$187,131
Life Sciences	49,781	45,381
STERIS Isomedix Services	35,472	32,555

Total revenues	$280,944	$265,067

Operating income (loss):
Healthcare	$15,213	$21,113
Life Sciences	(850)	(1,313)
STERIS Isomedix Services	7,204	5,661

Total operating income	$21,567	$25,461

For the three months ended June 30, 2007 and 2006, operating results of the Healthcare segment include restructuring expenses of $1,391 and $1,105, respectively.

Financial information for each of our United States and international geographic areas is presented in the following tables. Revenues are based on the location of our customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended June 30,
	2007	2006
Revenues:
United States	$221,989	$210,962
International	58,955	54,105

Total revenues	$280,944	$265,067

	June 30, 2007	March 31, 2007
Long-lived assets:
United States	$565,373	$570,851
International	155,834	153,599

Total long-lived assets	$721,207	$724,450

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

	Three Months Ended June 30,
	2007	2006
	(shares in thousands)
Weighted average common shares outstanding - basic	65,017	66,197
Dilutive effect of common share equivalents.	892	466

Weighted average common shares outstanding and common share equivalents - diluted .	65,909	66,663

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per common share because the options were not vested or the exercise prices were greater than the average market price for the common shares during the periods:

	Three Months Ended June 30,
	2007	2006
	(shares in thousands)
Number of common share options	1,085	3,066
Weighted average exercise price	$26.32	$25.50

13. Repurchases of Common Shares

During the first three months of fiscal 2008, we repurchased 708,931 of our common shares for an aggregate of $21,235, representing an average price of $29.95 per common share. At June 30, 2007, 1,886,869 common shares remained authorized for repurchase and 5,298,118 common shares were held in treasury. We provide additional information regarding common share repurchase authorizations and common share repurchases in note 18 to our consolidated financial statements titled, “Subsequent Events.”

14. Share-Based Compensation

STERIS has a long-term incentive plan that makes available up to 6,600,000 common shares for grants, at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, and restricted share units, or other forms permitted by the plan. STERIS previously granted stock options under various other plans. Stock options provide the right to purchase our common shares at the market price on the date of the grant, subject to the terms of option plans and agreements. Generally, stock options granted become exercisable in 25% increments for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis, as defined by

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

the agreement, in the event of employee termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. As of June 30, 2007, 6,009,556 shares remain available for grant under the long-term incentive plan.

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

Under the modified prospective transition method, compensation cost recognized during the first quarter of fiscal 2008 and fiscal 2007 includes (a) compensation cost for all share-based compensation granted, but not yet vested, as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based compensation granted on or subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Total share based compensation expense recognized during the first quarters of fiscal 2008 and fiscal 2007 was $1,615 and $2,092, respectively, before income taxes ($992 and $1,285, respectively, net of income taxes).

We issued 468,414 and 50,860 common shares from treasury upon the exercise of stock options during the three months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2007 and 2006, 10,241 and 55,045 shares were forfeited. No stock options were granted during the first quarter of fiscal 2008 or fiscal 2007.

During the three months ended June 30, 2007, we granted 30,000 restricted share units with a weighted average grant date fair value of $26.81. No restricted shares or restricted share units were granted during the first quarter of fiscal 2007.

As of June 30, 2007, there was a total of $8,790 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.45 years.

We provide additional information regarding share-based compensation in note 18 to our consolidated financial statements titled, “Subsequent Events.”

15. Financial and Other Guarantees

We generally offer a limited parts and labor warranty on capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties at the time product revenues are recognized. The amounts we expect to incur on behalf of our customers for the future estimated cost of these warranties are recorded as a current liability on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” Factors that affect the amount of our warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in our warranty liability during the first three months of fiscal 2008 were as follows:

Balance, March 31, 2007	$5,893
Warranties issued during the period	3,187
Settlements made during the period	(2,687)

Balance, June 30, 2007	$6,393

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

We also sell product maintenance contracts to our customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from customers under these contracts as a liability for deferred service contract revenue on our accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $17,487 and $16,751 as of June 30, 2007 and March 31, 2007, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

16. Foreign Currency Forward Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized on the accompanying Consolidated Statements of Income within “Selling, general, and administrative expenses.” At June 30, 2007, we did not hold any foreign currency forward contracts.

17. Business Dispositions

On October 31, 2005, we sold our freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25,161). As a result of the sale, we recognized an after-tax gain of $7,292. The gain recognized through June 30, 2006 was preliminary because the purchase price was subject to post-closing adjustments. The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences segment. The gain from the sale of this product line, recorded in the first quarter of fiscal 2007, of $627 is presented in our financial statements as a discontinued operation, net of tax.

18. Subsequent Events

On July 26, 2007, we announced that the Company’s Board of Directors had declared a quarterly cash dividend in the amount of $0.06 per common share, payable on September 12, 2007, to shareholders of record as of August 15, 2007.

On July 26, 2007, we announced that the Company’s Board of Directors had authorized the purchase of up to $300,000 in shares of our common stock. This common share repurchase authorization replaced the existing authorization to repurchase up to 3,000,000 shares that was approved on July 27, 2006. This new common share repurchase authorization does not have a stated maturity date. Under this new authorization, we may purchase shares from time to time through open market purchases or privately negotiated transactions, including transactions pursuant to Rule 10b5-1 plans.

On July 27, 2007, the Company’s Board of Directors awarded a total of 402,718 stock options at an exercise price of $27.68 per share and 77,136 restricted shares with a grant date fair value of $27.68 per share to directors, officers, and certain key employees of the Company.

Subsequent to June 30, 2007 and prior to August 7, 2007, we repurchased 404,800 of our common shares for an aggregate of $11,258, representing an average price of $27.81 per common share.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of June 30, 2007, and the related consolidated statements of income and cash flows for the three month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2007 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated May 24, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    Ernst & Young LLP

Cleveland, Ohio

August 7, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction. In Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we explain the general financial condition and the results of operations for STERIS including:

•	what factors affect our business;

•	what our earnings and costs were in the first quarter of fiscal 2008 and 2007;

•	why those earnings and costs were different from the year before;

•	where our earnings came from;

•	how this affects our overall financial condition; and

•	where cash will come from to pay for future capital expenditures.

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2008 and 2007. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

Financial Measures. In the following sections of the MD&A, we may, at times, refer to financial measures that are not required to be presented in the consolidated financial statements under U.S. GAAP. We have used the following financial measures in the context of this report: backlog; debt to capital; and days sales outstanding. We define these financial measures as follows:

•

Backlog - We define backlog as the amount of unfilled capital purchase orders at a point in time. We use this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•

Debt to capital - We define debt to capital as total debt divided by the sum of total debt and shareholders’ equity. We use this figure as a financial liquidity measure to gauge our ability to borrow, fund growth, and measure the risk of our financial structure.

•

Days sales outstanding (“DSO”) - We define DSO as the average collection period for accounts receivable. It is calculated as net accounts receivable divided by the trailing four quarter’s revenues, multiplied by 365. We use this figure to help gauge the quality of accounts receivable and expected time to collect.

In the following sections of the MD&A, we may, at times, also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

•

Free cash flow - We define free cash flow as net cash flows provided by (used in) operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, plus proceeds from the sale of property, plant, equipment, and intangibles, which is also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, pay cash dividends, and reduce debt. The following table summarizes the calculation of our cash flow for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
(dollars in thousands)	2007	2006
Net cash flows provided by (used in) operating activities	$19,426	$(6,677)
Purchases of property, plant, equipment and intangibles, net	(9,691)	(12,415)
Proceeds from the sale of property, plant, equipment and intangibles	22	—

Free cash flow	$9,757	$(19,092)

We may, at times, refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the periods presented. For example, when discussing changes in revenues, we may, at times, exclude the impact of recently completed acquisitions and dispositions.

We have presented these financial measures because we believe that meaningful analysis of our financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered alternatives to measures required by U.S. GAAP. Our calculations of these measures may be different from calculations of similar measures used by other companies and you should be careful when comparing these financial measures to those of other companies.

Revenues - Defined. As required by Regulation S-X under the Securities Exchange Act of 1934 (“Regulation S-X”), we separately present revenues generated as either product revenues or service revenues on our Consolidated Statements of Income for each period presented. When we discuss revenues, we may, at times, refer to revenues summarized differently than the Regulation S-X requirements. The terminology, definitions, and applications of terms that we use to describe revenues may be different from terms used by other companies. We use the following terms to describe revenues:

•	Revenues - Our revenues are presented net of sales returns and allowances.

•

Product Revenues - We define product revenues as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights, tables and ceiling management systems; and the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•

Service Revenues - We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment, as well as revenues generated from contract sterilization offered through our Isomedix Services segment.

•

Capital Revenues - We define capital revenues, a subset of product revenues, as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; and surgical lights, tables and ceiling management systems.

•

Consumable Revenues - We define consumable revenues, a subset of product revenues, as revenues generated from sales of the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Recurring Revenues - We define recurring revenues as revenues generated from sales of consumable products and service revenues.

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

We participate in industries that currently benefit from strong underlying demand, with the bulk of our revenues derived from the healthcare and pharmaceutical industries. As such, much of the growth in our markets is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years. In addition, each of our core industries also are benefiting from specific trends that drive growth. Within the healthcare market, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where our Isomedix segment competes, a trend toward the outsourcing of sterilization services continues to drive growth.

Beyond our core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. Through the Life Sciences segment, we are actively pursuing new opportunities to adapt our proven technologies to meet the needs of emerging applications such as defense, aerospace, food and beverage, and industrial decontamination.

Fiscal 2008 first quarter revenues were $280.9 million compared to $265.1 million in the first quarter of fiscal 2007, representing an increase of $15.8 million, or 6.0%, driven by revenue growth in all three business segments. Our gross margin percentage for the first quarter of fiscal 2008 was 42.3% compared to 42.8% in the first quarter of fiscal 2007, or a decline of 50 basis points, reflecting the impact of higher freight expenses and raw material costs, particularly for stainless steel, partially offset by price increases and productivity gains.

Free cash flow was $9.8 million in the first quarter of fiscal 2008 compared to negative $19.1 million in the prior year first quarter. The fiscal 2007 first quarter negative free cash flow of $19.1 million primarily resulted from working capital changes, including payments to the IRS of taxes previously recognized. Our debt-to-capital ratio increased to 12.5% at June 30, 2007 from 11.6% at March 31, 2007, reflecting increased borrowings utilized to fund working capital changes and common share repurchases. During the first quarter of fiscal 2008, we repurchased approximately 0.7 million common shares at an average purchase price per share of $29.95. We also declared and paid quarterly cash dividends in the first quarter of fiscal 2008 of $0.05 per common share.

Additional information regarding our fiscal 2008 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

Accounting for Uncertain Tax Positions. On April 1, 2007, we adopted FIN No. 48, which provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In accordance with FIN No. 48, we recorded a cumulative-effect adjustment of $8.4 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the April 1, 2007 balance of retained earnings.

Additional information regarding our adoption of FIN No. 48 is included in note 1 titled, “Nature of Operations and Summary of Significant Accounting Policies,” and in note 8 titled, “Income Tax Expense,” of our accompanying consolidated financial statements.

Restructuring. On January 30, 2006, we announced that the manufacturing portion of our Erie, Pennsylvania operations will be transferred to Mexico to reduce production costs and improve our competitive position. Plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments also were approved.

During the first quarter of fiscal 2008 and 2007, we incurred pre-tax expenses of $1.9 million and $2.4 million, including $1.4 million and $1.1 million classified as restructuring expenses, respectively, primarily related to accelerated depreciation of assets, compensation and severance and termination benefits related to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico.

Additional information regarding our restructuring actions is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

Business Dispositions. On October 31, 2005, we sold our freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). As a result of the sale, we recognized an after-tax gain of approximately $7.3 million. The gain recognized through June 30, 2007 remained subject to adjustment as transaction costs were finalized. The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences segment. The gain from the sale of this product line recorded in the first quarter of fiscal 2007 of $0.6 million is presented in our financial statements as a discontinued operation, net of tax.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2008, our revenues were favorably impacted by $2.2 million, or 0.8%, and income before taxes was unfavorably impacted by $1.8 million, or 8.4%, compared with the first quarter of fiscal 2007, as a result of foreign currency movements relative to the U.S. dollar.

Results of Operations. In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of the results of operations of the Company and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three months ended June 30, 2007 to the three months ended June 30, 2006:

	Three Months Ended June 30,			Percent Change	Percent of Total Revenues
(dollars in thousands)	2007	2006	Change		2007	2006
Capital Revenues	$102,849	$100,053	$2,796	2.8%	36.6%	37.7%
Consumable Revenues	69,520	65,706	3,814	5.8%	24.7%	24.8%

Product Revenues	172,369	165,759	6,610	4.0%	61.4%	62.5%
Service Revenues	108,575	99,308	9,267	9.3%	38.6%	37.5%

Total Revenues	$280,944	$265,067	$15,877	6.0%	100.0%	100.0%

Service Revenues	$108,575	$99,308	$9,267	9.3%	38.6%	37.5%
Consumable Revenues	69,520	65,706	3,814	5.8%	24.7%	24.8%

Recurring Revenues	178,095	165,014	13,081	7.9%	63.4%	62.3%
Capital Revenues	102,849	100,053	2,796	2.8%	36.6%	37.7%

Total Revenues	$280,944	$265,067	$15,877	6.0%	100.0%	100.0%

United States	$221,989	$210,962	$11,027	5.2%	79.0%	79.6%
International	58,955	54,105	4,850	9.0%	21.0%	20.4%

Total Revenues	$280,944	$265,067	$15,877	6.0%	100.0%	100.0%

Revenues increased $15.8 million, or 6.0%, to $280.9 million for the quarter ended June 30, 2007, as compared to $265.1 million for the same prior year quarter, driven by growth in all three business segments. As compared to the first quarter of fiscal 2007, service revenues increased $9.3 million in the first quarter of fiscal 2008 primarily due to increases in revenues within the United States for all three business segments. Consumable revenues increased 5.8% for the quarter ended June 30, 2007, as compared to the same prior year quarter, primarily driven by growth in the Healthcare segment. Capital revenues increased 2.8% quarter-over-quarter primarily as a result of increases in revenues within the European markets for both the Healthcare and Life Sciences segments.

International revenues increased $4.8 million, or 9.0%, to $58.9 million for the quarter ended June 30, 2007, as compared to $54.1 million for the same prior year quarter. International revenues were positively affected by growth in capital equipment revenues within the European markets for both our Healthcare and Life Sciences segments with increases of 9.9% and 44.3% over the comparable prior year quarter, respectively. Consumable revenues within our Healthcare segment’s European market also experienced 16.8% growth during the first quarter of fiscal 2008 as compared to the same prior year quarter.

United States revenues increased $11.0 million, or 5.2%, to $221.9 million for the quarter ended June 30, 2007, as compared to $210.9 million for the same prior year quarter. The increase in United States revenues was primarily driven by strong growth in recurring revenues, with increases of 3.9% and 9.7% in consumable and service revenues, respectively. United States capital revenues also increased for the first quarter of fiscal 2008 as compared to the prior year quarter, with 1.1% growth in our Healthcare segment, tempered by relatively flat capital revenues for our Life Sciences segment.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2007 to the three months ended June 30, 2006:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2007	2006
Gross Profit:
Product	$70,494	$70,466	$28	0.0%
Service	48,218	42,909	5,309	12.4%

Total Gross Profit	$118,712	$113,375	$5,337	4.7%

Gross Profit Percentage:
Product	40.9%	42.5%
Service	44.4%	43.2%

Total Gross Profit Percentage	42.3%	42.8%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our total gross margin decreased from the first quarter of fiscal 2007, reflecting increases in raw material costs, particularly for stainless steel, and freight costs, which more than offset price increases and productivity gains in our manufacturing facilities and service organization.

Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2007 to the three months ended June 30, 2006:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2007	2006
Operating Expenses:
Selling, General, and Administrative	$86,495	$78,414	$8,081	10.3%
Research and Development	9,259	8,395	864	10.3%
Restructuring Expenses	1,391	1,105	286	25.9%

Total Operating Expenses	$97,145	$87,914	$9,231	10.5%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenue, SG&A increased 120 basis points for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The increases in SG&A and research and development expenses in the first quarter of fiscal 2008 reflect continued investments in developing new products and the related costs incurred for marketing, advertising, and supporting these new product introductions.

As a percentage of total revenues, research and development expenses were 3.3% and 3.2% for the three-month periods ended June 30, 2007 and 2006, respectively. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological innovations. During the first quarter of fiscal 2008, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of delivery systems in the defense and industrial areas, sterile processing combination technologies, surgical tables and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

Our operating expenses include restructuring expenses. We recognize restructuring expenses as incurred as required under the provisions of SFAS No. 146. In addition, we assessed the property, plant and equipment associated with the related facilities for impairment under SFAS No. 144. Asset impairment and accelerated depreciation expenses primarily relate to an adjustment to the carrying value of the related facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were reevaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets.

In the first quarter of fiscal 2008, we recorded $1.4 million in restructuring expenses, as compared to $1.1 million in the first quarter of fiscal 2007. These restructuring expenses primarily related to the previously announced transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico, which was part of the Fiscal 2006 Restructuring Plan. The restructuring expenses we recorded during the first quarter of fiscal 2008 and the first quarter of fiscal 2007 are summarized in the following table:

	Fiscal 2006 Restructuring Plan Three Months Ended June 30,
(dollars in thousands)	2007	2006
Asset impairment and accelerated depreciation	$1,059	$705
Severance, payroll and other related costs	332	390
Other	—	10

Total restructuring charges	$1,391	$1,105

The costs incurred during the first quarter of fiscal 2008 and fiscal 2007 are associated with our Healthcare business segment. Since the inception of the Fiscal 2006 Restructuring Plan, we have incurred restructuring expenses of $31.6 million, with restructuring expenses of $31.2 million and $0.4 million related to the Healthcare and Life Sciences segments, respectively.

We anticipate incurring approximately an additional $3.0 million in restructuring expenses during fiscal 2008 in connection with the transfer of the manufacturing operations to Mexico. Restructuring expenses to be incurred include compensation and benefits, severance, accelerated depreciation and other expenses.

Liabilities related to the Fiscal 2006 Restructuring Plan activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2006 Restructuring Plan
	March 31, 2007	Fiscal 2008		June 30, 2007
(dollars in thousands)		Provision	Payments
Severance and termination benefits	$1,799	$332	$(209)	$1,922
Lease termination obligation	157	(13)	(144)	—

Total	$1,956	$319	$(353)	$1,922

During the third quarter of fiscal 2007, we adopted the European Restructuring Plan. For the three months ended June 30, 2007, we did not incur any restructuring expenses related to the European Restructuring Plan. We are continuing to evaluate our European operations for opportunities to enhance performance, but we have not committed to any additional specific restructuring actions.

Liabilities related to the European Restructuring Plan activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	European Restructuring Plan
	March 31, 2007	Fiscal 2008		June 30, 2007
(dollars in thousands)		Provision	Payments
Severance and termination benefits	$638	$—	$(238)	$400
Lease termination obligation	219	—	(33)	186
Fixed asset impairment	105	—	—	105

Total	$962	$—	$(271)	$691

Non-Operating Expense, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expense for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
(dollars in thousands)	2007	2006	Change
Non-Operating Expense, Net:
Interest Expense	$1,235	$1,769	$(534)
Interest and Miscellaneous Income	(462)	(679)	217

Non-Operating Expense, Net	$773	$1,090	$(317)

Interest expense decreased $0.5 million during the first three months of fiscal 2008 compared with the same prior year period, reflecting lower average debt levels and lower average interest rates. Interest and other miscellaneous income decreased $0.2 million during the first three months of fiscal 2008 compared with the same prior year period. This decrease was due to lower cash balances in fiscal 2008, which resulted in a smaller amount of interest earnings on those balances.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for continuing operations for the three months ended June 30, 2007 to the three months ended June 30, 2006:

	Three Months Ended June 30,			Percent Change
(dollars in thousands)	2007	2006	Change
Income Tax Expense	$7,591	$10,314	$(2,723)	(26.4)%
Effective Income Tax Rate	36.5%	42.3%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three-month periods ended June 30, 2007 and 2006 were 36.5% and 42.3%, respectively. We benefited from improved profitability from foreign locations during the three-month period ended June 30, 2007, while the three-month period ended June 30, 2006 was negatively impacted by discrete item adjustments.

We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives.

Business Segment Results of Operations. We operate and report in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007, provides additional information regarding each business segment. The following table compares business segment revenues for the three months ended June 30, 2007 to the three months ended June 30, 2006:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2007	2006
Revenues:
Healthcare	$195,691	$187,131	$8,560	4.6%
Life Sciences	49,781	45,381	4,400	9.7%
STERIS Isomedix Services	35,472	32,555	2,917	9.0%

Total Revenues	$280,944	$265,067	$15,877	6.0%

Healthcare segment revenues were 69.7% of total revenues for the first quarter of fiscal 2008 as compared to 70.6% for the same prior year period. Healthcare revenues increased $8.6 million, or 4.6%, to $195.7 million for the quarter ended June 30, 2007, as compared to $187.1 million for the first quarter of fiscal 2007. The increase in Healthcare revenues was driven by strong growth in service and consumable revenues. Service revenues grew 8.1% over the same prior year quarter, primarily due to an increase of 7.8% in the United States market. Consumable revenues increased 6.6% over the same prior year quarter, reflecting growth in the United States and European markets of 4.3% and 16.8%, respectively. Capital revenues grew 1.1% during the first quarter of fiscal 2008, reflecting increased demand for sterile processing equipment in the United States and European markets, partially offset by flat demand for surgical support products. At June 30, 2007, the Healthcare segment’s backlog amounted to $69.5 million, representing an increase of $5.7 million, or 8.9%, compared to the March 31, 2007 level and an increase of $2.6 million, or 3.8%, compared to the June 30, 2006 level.

Life Sciences segment revenues were 17.7% of total revenues for the first quarter of fiscal 2008 as compared to 17.1% for the same prior year quarter. Life Sciences revenues increased $4.4 million, or 9.7%, to $49.8 million for the quarter ended June 30, 2007, as compared to $45.4 million for the first quarter of fiscal 2007. The growth in Life Sciences revenues was driven by increases of 10.7% and 14.0% in capital and service revenues, respectively. The increase in capital revenues was due to strong demand for sterilizers primarily in the European research market, which experienced 44.3% growth, tempered by relatively flat capital revenues in the United States research market. The increase in service revenues primarily resulted from a 14.1% increase in the United States market during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. At June 30, 2007, the Life Sciences segment’s backlog amounted to $46.5 million, representing a slight increase compared to $46.4 million at March 31, 2007 and a decline of $2.2 million, or 4.6%, compared to $48.7 million at June 30, 2006.

STERIS Isomedix Services segment revenues were 12.6% of total revenues for the first quarter of fiscal 2008 as compared to 12.3% for the same prior year quarter. The segment’s revenues increased $2.9 million, or 9.0%, to $35.5 million for the quarter ended June 30, 2007, as compared to $32.6 million for the first quarter of fiscal 2007, driven by increased demand from medical device customers.

The following table compares our business segment operating results for the three months ended June 30, 2007 to the three months ended June 30, 2006:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2007	2006
Operating Income (Loss):
Healthcare	$15,213	$21,113	$(5,900)	(27.9)%
Life Sciences	(850)	(1,313)	463	35.3%
STERIS Isomedix Services	7,204	5,661	1,543	27.3%

Total Operating Income	$21,567	$25,461	$(3,894)	(15.3)%

Segment operating income (loss) is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are based on each segment’s portion of revenues, headcount, or other variables to those of the total company.

Our Healthcare segment’s operating income decreased $5.9 million, or 27.9%, to $15.2 million for the first quarter of fiscal 2008, as compared to $21.1 million for the same prior year quarter. Our Healthcare segment’s operating margins were 7.8% and 11.3% for the quarters ended June 30, 2007 and 2006, respectively. This decline in operating performance was primarily due to continued increases in raw material costs, particularly the cost of stainless steel, and higher freight expenses, which more than offset price increases and productivity improvements. In addition, the segment incurred costs related to marketing, advertising, and supporting new product introductions. Also included in our Healthcare segment’s operating income are expenses of $1.9 million and $2.4 million, including expenses of $1.4 million and $1.1 million classified as restructuring expenses, in the first quarter of fiscal 2008 and fiscal 2007, respectively, associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico.

Life Sciences segment operating loss was $0.9 million and $1.3 million for the quarters ended June 30, 2007 and 2006, respectively. The improvement in operating performance was primarily driven by from increased volume.

STERIS Isomedix Services segment operating income increased $1.5 million, or 27.3%, to $7.2 million for the first quarter of fiscal 2008 as compared to $5.7 million for the same prior year period due to increased volume and the impact of expenses related to the disposal of depleted materials to comply with regulatory standards in the prior year period. The segment’s operating margins were 20.3% and 17.4% for the quarters ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources. The following table summarizes significant components of our cash flows for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
(dollars in thousands)	2007	2006
Operating activities:
Net income	$13,203	$14,684
Non-cash items	14,692	9,324
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(8,469)	(30,685)

Net cash provided by (used in) operating activities	$19,426	$(6,677)

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(9,691)	$(12,415)
Proceeds from the sale of property, plant, equipment, and intangibles	22	—
Proceeds from the sale of discontinued operations	—	2,927

Net cash used in investing activities	$(9,669)	$(9,488)

Financing activities:
Proceeds under credit facilities, net	$8,980	$73,660
Payments on long-term obligations and capital leases, net	—	(212)
Repurchases of common shares	(21,235)	(50,134)
Cash dividends paid to common shareholders	(3,259)	(2,679)
Stock option and other equity transactions, net	10,163	358

Net cash (used in) provided by financing activities	$(5,351)	$20,993

Debt-to-capital ratio	12.5%	21.2%
Free cash flow	$9,757	$(19,092)

Net Cash Provided by (Used In) Operating Activities. The net cash provided by our operating activities was $19.4 million for the first three months of fiscal 2008 compared to net cash used in operating activities of $6.7 million for the first three months of fiscal 2007. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items- Our non-cash items include depreciation, depletion and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Non-cash items were $14.7 million for the first three months of fiscal 2008 compared with $9.3 million for the first three months of fiscal 2007. Significant changes in these items for the first quarter of fiscal 2008 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization- Depreciation, depletion, and amortization is the most significant component of non-cash items. This expense totaled $15.6 million and $14.9 million for the first three months of fiscal 2008 and fiscal 2007, respectively. The $0.7 million increase in this expense was primarily the result of recording accelerated depreciation for certain assets included in the Fiscal 2006 Restructuring Plan.

•	Share-based compensation expense- We recorded share-based compensation expense of $1.6 million and $2.1 million for the first three months of fiscal 2008 and fiscal 2007, respectively.

•

Deferred income taxes- Our deferred income tax benefits increased $2.7 million for the first three months of fiscal 2008, compared with an increase of $7.2 million for the first three months of fiscal 2007 due to the timing and recognition of settlements.

•

Working Capital- Excluding the impact of foreign currency translation adjustments, changes to our working capital amounted to a negative $8.5 million and a negative $30.7 million during the first quarters of fiscal 2008 and fiscal 2007, respectively. Significant changes in our working capital for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 are summarized below:

•

Accounts receivable, net- Our net accounts receivable balances decreased $45.1 million during the first three months of fiscal 2008. Our accounts receivable balances may change from period to period due to the timing of revenues and customer payments. Accounts receivable days sales outstanding decreased to 62 days at June 30, 2007, from 77 days at March 31, 2007. The decrease in the balance of accounts receivable and days sales outstanding from the March 31, 2007 level is reflective of lower revenues in the first quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007 and improvements in collections.

•

Inventories, net- Our net inventory balances increased $19.4 million during the first three months of fiscal 2008. The increase reflects a higher level of inventory related to the impact of increased raw material costs, new product and service initiatives, and a $5.9 million inventory build associated with the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico to ensure consistent availability of product for our customers during the transition.

•

Other current assets- Our other current assets primarily consist of prepaid expenses for insurance and other general corporate items. Other current assets decreased $1.7 million during the first three months of fiscal 2008, primarily due to the timing of payments under our insurance contracts, which are generally paid near the beginning of the coverage period. The increase of $18.8 million during the first three months of fiscal 2007 was driven by a portion of the tax payment that remains on deposit with the IRS, subject to final resolution of certain matters under audit.

•

Accounts payable, net- Accounts payable, net decreased $12.4 million during the first three months of fiscal 2008. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net- Our net accruals and other liabilities balances decreased $23.5 million during the first three months of fiscal 2008, reflecting payments made in the first quarter of fiscal 2008 against amounts accrued in fiscal 2007 for incentive compensation and income taxes. Cash flows related to our accruals and other liabilities balances may change from period to period primarily due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities- The net cash we used in investing activities totaled $9.7 million for the first three months of fiscal 2008 compared with $9.5 million for the first three months of fiscal 2007. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2008 and fiscal 2007:

•

Purchases of property, plant, equipment, and intangibles, net- Capital expenditures decreased $2.7 million to $9.7 million during the first three months of fiscal 2008 as compared to $12.4 million during the same prior year period. Capital spending was higher during the first three months of fiscal 2007 primarily due to the purchase of a license to distribute an instrument tracking solution in North America and the timing of projects for certain Healthcare manufacturing facilities.

•

Proceeds from the sale of discontinued operations- During the first three months of fiscal 2007, we recorded additional proceeds of $2.9 million for the October 31, 2005 sale of our freeze dryer product line.

Net Cash (Used In) Provided by Financing Activities- The net cash we used in financing activities amounted to $5.4 million for the first three months of fiscal 2008 compared with net cash provided by financing activities of $21.0 million for the first three months of fiscal 2007. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2008 and fiscal 2007:

•

Net proceeds under credit facilities- We borrowed $9.0 million and $73.7 million under our revolving credit facility during the first three months of fiscal 2008 and fiscal 2007, respectively. Proceeds borrowed are generally used to fund share repurchases and working capital changes. Working capital changes during the first three months of fiscal 2007 included a $27.6 million payment to the IRS for taxes previously accrued.

•

Repurchases of common shares- The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first three months of fiscal 2008, we repurchased 708,931 common shares at an average purchase price of $29.95 per common share. During the first three months of fiscal 2007, we repurchased 2,202,600 common shares at an average purchase price of $22.76 per common share.

•

Cash dividends paid to common shareholders- During the first three months of fiscal 2008, we paid total cash dividends of $3.3 million, or $0.05 per outstanding common share. During the first three months of fiscal 2007, we paid total cash dividends of $2.7 million, or $0.04 per outstanding common share.

•

Stock option and other equity transactions, net- We receive cash for issuing common shares under our various employee stock compensation programs. During the first three months of fiscal 2008 and fiscal 2007, we received cash proceeds totaling $8.1 million and $0.7 million, respectively, under these programs.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007. Our commercial commitments were approximately $28.9 million at June 30, 2007 reflecting a net increase of $3.0 million in surety bonds and other commercial commitments from March 31, 2007. Our contractual commitments have not changed materially from March 31, 2007. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2007. At June 30, 2007, the maximum amount available under this Facility was $246.4 million. The maximum aggregate borrowing limit of $275.0 million under the Facility is reduced by outstanding borrowings ($9.0 million) and letters of credit issued under a sub-limit within the Facility ($19.6 million).

Cash Requirements. Currently, we intend to use our existing cash and cash equivalent balances, cash generated by operations, and our existing credit facilities for short and long-term capital expenditures and our other liquidity needs. We believe that these amounts will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, our capital requirements will depend on many uncertain factors, including our rate of sales growth, our customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, and changes in our operating expenses. To the extent that our existing sources of cash are not sufficient to continue our future activities, we may need to raise additional funds through additional borrowing or selling equity securities. We cannot assure you that we will be able to obtain additional funds on terms favorable to us, or at all.

Critical Accounting Policies, Estimates, and Assumptions. We adopted FIN No. 48, which provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In accordance with FIN No. 48, we recorded a cumulative-effect adjustment of $8.4 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the April 1, 2007 balance of retained earnings.

Additional information regarding our adoption of FIN No. 48 is included in note 1 titled, “Nature of Operations and Summary of Significant Accounting Policies,” and in note 8 titled, “Income Tax Expense” of our accompanying consolidated financial statements.

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2007, other than the adoption of FIN No. 48 as described above.

Contingencies. We are involved in various patent, product liability, consumer, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of litigation is unpredictable and actual results could be materially different from our estimates. We record anticipated recoveries under applicable insurance contracts when assured of recovery.

The IRS routinely conducts audits of our federal income tax returns. During the fourth quarter of fiscal year 2006, we entered the appeals phase relative to audit results for fiscal years 1999 through 2001. The IRS began an audit of fiscal years 2002 through 2005 in fiscal year 2007. We also remain subject to tax authority audits in various other jurisdictions in which we operate.

We record accruals for tax positions taken or expected to be taken in a tax return in accordance with the provisions of FIN No. 48. If we were to prevail in matters for which accruals have been established, or are required to pay amounts in excess of established accruals, our effective income tax rate in a given financial statement period could be materially impacted.

International Operations. Since we conduct operations outside the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2008, our revenues were favorably impacted by $2.2 million, or 0.8%, and income before income taxes was unfavorably impacted by $1.8 million, or 8.4%, compared with the first quarter of fiscal 2007 as a result of foreign currency movements relative to the U.S. dollar. We have taken steps to reduce the foreign currency volatility by converting foreign currency denominated inter-company loans to equity for certain foreign legal entities. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Forward-Looking Statements. This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to us or our industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to be materially different from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside of our control. No assurances can be provided as to any future financial results. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or our business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect our performance, results, or value, (d) the potential of international unrest, (e) effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (f) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services, (g) the possibility that anticipated cost savings may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental or other issues or risks associated with our expansion, transfer, executive recruitment or retention or other initiatives may adversely impact our performance, results, or value, (h) our ability to identify, select, hire and transition to a new President and Chief Executive Officer, (i) the success of our restructuring plans, and (j) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007, under Item 1A, “Risk Factors.”

Availability of Securities and Exchange Commission Filings. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC. You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. The information on our website is not incorporated by reference into this report. You may also obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or by accessing the SEC’s website at http://www.sec.gov. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007. Our exposures to market risks have not changed materially since March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of our management, the PEO and PFO concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in a number of legal proceedings and claims, which we believe arise from the ordinary course of our business, given our size, history, complexity, nature of our business, and industries in which we participate. These legal proceedings and claims generally involve a variety of legal theories and allegations, including without limitation, personal injury (e.g., slip and falls, automobile accidents), product liability (e.g., based on the operation or claimed malfunction of products), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants), property damage (e.g., claimed damage due to leaking equipment, fire), economic loss (e.g., breach of contract, other commercial claims), employment (e.g., wrongful termination), and other claims for damage and relief.

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

We believe there have been no material recent developments concerning our legal proceedings since March 31, 2007 and no new material pending legal proceedings required to be reported.

ITEM 1A. RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on May 30, 2007, that would materially affect our business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2008, we repurchased 708,931 of our common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on July 27, 2006. As of June 30, 2007, 1,886,869 shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchased during the first quarter of fiscal 2007 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)
April 1-30	—		—		—	2,595,800
May 1-31	—		—		—	2,595,800
June 1-30	708,931		$29.95		708,931	1,886,869

Total	708,931	(2)	$29.95	(2)	708,931	1,886,869

(1)	On July 26, 2007, we announced that the Company’s Board of Directors authorized the purchase of up to $300 million in shares of our common stock. This common share repurchase authorization replaced the existing authorization to repurchase up to 3 million common shares that was approved on July 27, 2006. At the time of the replacement, we had repurchased 1,113,131 shares under the prior authorization. The new common share repurchase authorization does not have a stated maturity date.
(2)	Does not include approximately 29 common shares purchased during the quarter at an average price per share of $27.60 by the STERIS Corporation 401(k) Plan on behalf of an executive officer who may be deemed to be an affiliated purchaser.

ITEM 5. OTHER INFORMATION

As required by the STERIS Corporation Senior Executive Management Incentive Compensation Plan, the Compensation and Corporate Governance Committee of the Company’s Board of Directors approved the performance objectives and the formula for determining the amount of incentive compensation payable to the President and CEO, Mr. Vinney, upon the full achievement of those objectives. For fiscal 2008, the performance objectives are based on a combination of Company revenue, free cash flow and earnings before interest and taxes.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended July 26, 2007.

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ MICHAEL J. TOKICH
Michael J. Tokich Vice President and Corporate Controller August 7, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended July 26, 2007.

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.