Form 10-Q
period 2007-09-30
STERIS CORP
filed 2007-11-08
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of common shares outstanding as of October 31, 2007: 63,416,782

STERIS Corporation

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,563	$52,296
Accounts receivable (net of allowances of $8,574 and $9,911, respectively)	211,774	251,207
Inventories, net	157,693	131,997
Current portion of deferred income taxes, net	14,687	14,560
Prepaid expenses and other current assets	35,647	34,660

Total current assets	481,364	484,720

Property, plant, and equipment, net	384,947	388,899
Goodwill and intangibles, net	334,384	332,947
Other assets	3,335	2,604

Total assets	$1,204,030	$1,209,170

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$700	$777
Accounts payable	61,605	76,184
Accrued income taxes	11,075	18,761
Accrued payroll and other related liabilities	50,309	59,003
Accrued expenses and other	66,020	62,674

Total current liabilities	189,709	217,399

Long-term indebtedness	124,890	100,800
Deferred income taxes, net	24,150	17,826
Other liabilities	96,781	98,853

Total liabilities	435,530	434,878

Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 63,739 and 64,982 shares outstanding, respectively	65,167	102,466
Retained earnings	680,943	667,267
Accumulated other comprehensive income	22,390	4,559

Total shareholders’ equity	768,500	774,292

Total liabilities and shareholders’ equity	$1,204,030	$1,209,170

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product	$182,451	$179,375	$354,820	$345,134
Service	112,551	104,161	221,126	203,469

Total revenues	295,002	283,536	575,946	548,603

Cost of revenues:
Product	108,246	106,347	210,121	201,640
Service	63,086	58,428	123,443	114,827

Total cost of revenues	171,332	164,775	333,564	316,467

Gross profit	123,670	118,761	242,382	232,136

Operating expenses:
Selling, general, and administrative	87,993	82,786	174,488	161,200
Research and development	8,531	8,283	17,790	16,678
Restructuring expenses	698	1,158	2,089	2,263

Total operating expenses	97,222	92,227	194,367	180,141

Income from continuing operations	26,448	26,534	48,015	51,995

Non-operating expenses (income):
Interest expense	1,478	2,376	2,713	4,145
Interest and miscellaneous income	(614)	(801)	(1,076)	(1,480)

Total non-operating expense, net	864	1,575	1,637	2,665
Income from continuing operations before income tax expense	25,584	24,959	46,378	49,330
Income tax expense	9,566	8,599	17,157	18,913

Net income from continuing operations	16,018	16,360	29,221	30,417

Discontinued operations:
Gain on the sale of discontinued operations, net of tax	—	—	—	627

Net income	$16,018	$16,360	$29,221	$31,044

Basic earnings per common share:
Income from continuing operations, net of tax	$0.25	$0.25	$0.45	$0.46
Income from discontinued operations, net of tax.	$—	$—	$—	$0.01

Net income	$0.25	$0.25	$0.45	$0.47

Diluted earnings per common share:
Income from continuing operations, net of tax	$0.25	$0.25	$0.45	$0.46
Income from discontinued operations, net of tax	$—	$—	$—	$0.01

Net income	$0.25	$0.25	$0.45	$0.47

Cash dividends declared per common share outstanding	$0.06	$0.04	$0.11	$0.08

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2007	2006
Operating activities:
Net income	$29,221	$31,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	31,484	29,677
Deferred income taxes	(2,571)	(7,158)
Share based compensation	4,169	5,785
Loss on the disposal of property, plant, equipment and intangibles, net	723	—
Gain on the sale of discontinued operations, net of tax	—	(627)
Other items	(14)	856
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	43,683	43,568
Inventories, net	(20,755)	(27,123)
Other current assets	(593)	(19,382)
Accounts payable	(15,808)	(21,287)
Accruals and other, net	(16,814)	(17,093)

Net cash provided by operating activities	52,725	18,260

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(21,591)	(21,419)
Proceeds from the sale of property, plant, equipment, and intangibles	31	—
Proceeds from the sale of discontinued operations	—	2,927

Net cash used in investing activities	(21,560)	(18,492)

Financing activities:
Proceeds under credit facilities, net	24,090	32,555
Payments on long-term obligations and capital leases, net	—	(361)
Repurchases of common shares	(54,476)	(59,628)
Cash dividends paid to common shareholders	(7,112)	(5,272)
Stock option and other equity transactions, net	10,619	1,825
Tax benefit from stock options exercised	2,389	551

Net cash used in financing activities	(24,490)	(30,330)
Effect of exchange rate changes on cash and cash equivalents	2,592	2,737

Increase (decrease) in cash and cash equivalents	9,267	(27,825)
Cash and cash equivalents at beginning of period	52,296	72,732

Cash and cash equivalents at end of period	$61,563	$44,907

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2007 and 2006

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

Interim Financial Statements

We prepared the accompanying unaudited consolidated financial statements of the Company according to accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. This means that they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our unaudited interim consolidated financial statements contain all material adjustments (including normal recurring accruals and adjustments) management believes are necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented.

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on May 30, 2007. The Consolidated Balance Sheet at March 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

We use the consolidation method to report our investment in our subsidiaries. Consolidation means that we combine the accounts of our wholly-owned subsidiaries with our accounts. We eliminate inter-company accounts and transactions when we consolidate these accounts.

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three- and six-month periods ended September 30, 2007 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2008.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

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

2. Restructuring

We recognize restructuring expenses as incurred as required under the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, we assess the property, plant and equipment associated with the related facilities for

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily relate to an adjustment in the carrying value of the related facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were re-evaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets.

Fiscal 2006 Restructuring Plan

During the three and six months ended September 30, 2007, we recorded $733 and $2,123, respectively, in restructuring expenses primarily related to the previously announced transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico (the “Fiscal 2006 Restructuring Plan”), which is intended to improve our cost structure. During the three and six months ended September 30, 2006 we recorded $1,158 and $2,263, respectively, in restructuring expenses related to the transfer of manufacturing operations. Additional information regarding the Fiscal 2006 Restructuring Plan is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

The costs incurred during the second quarter and first half of fiscal 2008 and fiscal 2007 are associated with the Healthcare business segment. Since the inception of the Fiscal 2006 Restructuring Plan, we have incurred restructuring expenses of $32,299, with restructuring expenses of $31,885 and $414 related to the Healthcare and Life Sciences segments, respectively, primarily related to the transfer of manufacturing operations to Monterrey, Mexico.

We anticipate incurring approximately an additional $2,800 during fiscal 2008 in connection with the transfer of the manufacturing operations to Mexico. Restructuring expenses to be incurred include compensation and benefits, severance, accelerated depreciation and other expenses.

The following tables summarize our total restructuring expenses for the second quarter and first half of fiscal 2008 and fiscal 2007:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Asset impairment and accelerated depreciation	$729	$564	$1,787	$1,269
Severance, payroll and other related costs	—	589	332	979
Other	4	5	4	15

Total restructuring charges	$733	$1,158	$2,123	$2,263

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

Liabilities related to the Fiscal 2006 Restructuring Plan activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2006 Restructuring Plan
	March 31, 2007	Fiscal 2008		September 30, 2007
		Provision	Payments
Severance and termination benefits	$1,799	$332	$(525)	$1,606
Lease termination obligation	157	(13)	(144)	—

Total	$1,956	$319	$(669)	$1,606

European Restructuring Plan

During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). For the three and six months ended September 30, 2007, we did not incur any additional restructuring expenses related to the European Restructuring Plan and settled certain termination benefits for less than originally expected. Since the inception of the plan, we have incurred restructuring expenses of $1,668, with restructuring expenses of $1,178 and $490 related to the Healthcare and Life Sciences segments, respectively, primarily related to severance and termination benefits. We continue to evaluate our European operations for opportunities to enhance performance, but we have not committed to any additional specific restructuring actions.

Liabilities related to the European Restructuring Plan activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	European Restructuring Plan
	March 31, 2007	Fiscal 2008		September 30, 2007
		Provision	Payments
Severance and termination benefits	$638	$(34)	$(502)	$102
Lease termination obligation	219	(11)	(43)	165
Fixed asset impairment	105	—	(60)	45

Total	$962	$(45)	$(605)	$312

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net income	$16,018	$16,360	$29,221	$31,044
Cumulative foreign currency translation adjustment	11,059	2,795	17,190	11,618
Amortization of pension and postretirement benefit plans costs, net of tax	323	—	645	—
Unrealized gains on investments	(17)	—	(4)	—

Total comprehensive income	$27,383	$19,155	$47,052	$42,662

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	September 30, 2007	March 31, 2007
Land and land improvements (1)	$25,882	$25,553
Buildings and leasehold improvements	184,439	180,672
Machinery and equipment	274,789	268,852
Information systems	123,693	115,137
Radioisotope	140,696	133,723
Construction in progress (1)	37,172	40,098

Total property, plant, and equipment	786,671	764,035
Less: accumulated depreciation and depletion	(401,724)	(375,136)

Property, plant, and equipment, net	$384,947	$388,899

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

5. Inventories, Net

Inventories, net are stated at the lower of cost or market. We use the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final fiscal

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	September 30, 2007	March 31, 2007
Raw materials	$42,949	$42,672
Work in process	35,091	30,443
Finished goods	79,653	58,882

Inventories, net	$157,693	$131,997

6. Debt

Indebtedness was as follows:

	September 30, 2007	March 31, 2007
Private Placement	$100,000	$100,000
Credit facility	24,090	—
Other debt	1,500	1,577

Total	125,590	101,577
Less: current portion	700	777

Long-term portion	$124,890	$100,800

On September 13, 2007, we signed the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with KeyBank National Association, as administrative agent for the lending institutions that are parties to the Credit Agreement (the “Agent”), and the other lenders that may from time to time be a party to the Credit Agreement. This Credit Agreement amends, restates, and replaces our Amended and Restated Credit Agreement dated March 29, 2004, as amended, which was to mature in June 2010. The Credit Agreement matures on September 13, 2012 and provides $400,000 of credit, which may be increased by up to an additional $100,000 in specified circumstances, for borrowings and letters of credit. A floating interest rate is applied to amounts borrowed as defined in the Credit Agreement or a fixed rate may be applied based on the Eurodollar Rate or other defined currency rate, plus a margin based on our leverage ratio. Interest is payable quarterly or at the end of the interest period, if shorter. We may prepay floating rate loans without paying a penalty, but we may be required to pay a penalty for prepaying fixed rate loans. The Credit Agreement also allows us to make short term swing loan borrowings not to exceed $35,000, with an interest rate equal to the Agent’s cost of funds plus a margin. Our obligations under the Credit Agreement are unsecured but guaranteed by our material domestic subsidiaries.

Additional information regarding our indebtedness is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2007	March 31, 2007
Accrued payroll and other related liabilities:
Compensation and related items	$17,530	$19,617
Accrued vacation	12,231	13,265
Accrued bonuses	5,543	8,436
Accrued employee commissions	7,266	9,989
Other postretirement benefit obligations-current portion	6,789	6,789
Other employee benefit plans’ obligations-current portion	950	907

Total accrued payroll and other related liabilities	$50,309	$59,003

Accrued expenses and other:
Deferred revenues	$25,012	$22,919
Self-insured risk retention-GRIC-current portion	5,075	4,096
Other self-insured risks	1,270	541
Accrued dealer commissions	5,726	6,474
Accrued warranty	6,532	5,893
Other	22,405	22,751

Total accrued expenses and other	$66,020	$62,674

Other liabilities:
Self-insured risk retention-GRIC-long-term portion	$12,223	$12,506
Other postretirement benefit obligations-long-term portion	74,245	74,275
Defined benefit pension plans’ obligations	8,849	11,466
Other employee benefit plans’ obligations-long-term portion	1,159	606
Minority interest in joint venture	305	—

Total other liabilities	$96,781	$98,853

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three-month periods ended September 30, 2007 and 2006 were 37.4% and 34.5%, respectively. For the six-month periods ended September 30, 2007 and 2006, the effective income tax rates for continuing operations were 37.0% and 38.3%, respectively. The lower effective income tax rate for the three-month period ended September 30, 2006 resulted principally from discrete item adjustments to recognize additional deferred tax assets related to foreign tax credits. The lower effective income tax rate for the six-month period ended September 30, 2007 resulted from discrete item adjustments resulting from income tax audits in the United States and Canada.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

Effective April 1, 2007, we adopted the provisions of FIN No. 48. In accordance with FIN No. 48, we recognized a cumulative-effect adjustment of $8,433, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the April 1, 2007 balance of retained earnings. At April 1, 2007, we had $15,207 in unrecognized tax benefits, of which $8,702 would affect the effective tax rate if recognized.

In conjunction with the adoption of FIN No. 48, we classified uncertain tax positions as long-term liabilities within “Deferred income taxes, net” in our accompanying Consolidated Balance Sheets unless expected to be paid within 12 months. We recognize accrued interest and penalties related to unrecognized tax benefits within “Income tax expense” in our accompanying Consolidated Statements of Income. At April 1, 2007, we had accrued $3,449 and $2,906 for the potential payment of interest and penalties, respectively.

There were no significant changes to any of these amounts during the second quarter or first half of fiscal 2008. It is reasonably possible that unrecognized tax benefits may decrease by up to $1,765 within 12 months of September 30, 2007 primarily as a result of the settlement of federal audits and the closure of statutes of limitation.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and foreign jurisdictions. We are no longer subject to United States federal examinations for years before 1999 and, with limited exceptions, we are no longer subject to foreign, state and local tax examinations for years before 2003.

9. Benefit Plans

We provide defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement medical benefit plan for two groups of United States employees comprised substantially of the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage. Additional information regarding our defined benefit pension plans and other postretirement medical benefit plan is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

During the fourth quarter of fiscal 2006, we recorded curtailment and special termination benefit losses associated with the restructuring plan to transfer certain manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico. Fiscal 2008 and fiscal 2007 net periodic benefit costs are reduced as a result of the recognition of these losses.

Components of the net periodic benefit cost of our defined benefit pension plans and other postretirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	United States Qualified		International
Three Months Ended September 30,	2007	2006	2007	2006	2007	2006
Service cost	$27	$49	$115	$109	$—	$—
Interest cost	702	693	76	80	1,161	1,168
Expected return on plan assets	(802)	(680)	(110)	(97)	—	—
Recognized losses	103	94	—	—	247	231
Amortization of transition obligation	(28)	(27)	—	—	—	—

Net periodic benefit cost	$2	$129	$81	$92	$1,408	$1,399

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	United States Qualified		International
Six Months Ended September 30,	2007	2006	2007	2006	2007	2006
Service cost	$53	$98	$231	$219	$—	$—
Interest cost	1,403	1,385	152	160	2,322	2,337
Expected return on plan assets	(1,603)	(1,360)	(220)	(194)	—	—
Recognized losses	206	188		—	494	461
Amortization of transition obligation	(55)	(54)	—	—	—	—

Net periodic benefit cost	$4	$257	$163	$185	$2,816	$2,798

We contribute amounts to the defined benefit pension plans at least sufficient to meet the minimum requirements as stated in applicable employee benefit laws and local tax laws. During the first half of fiscal 2008 and fiscal 2007, we contributed $2,404 and $3,125, respectively, to our United States defined benefit pension plans. As a result of making these contributions and due to the investment performance of the plan assets, we are not required to, and we do not anticipate making further contributions to, the United States defined benefit pension plans in fiscal 2008.

We record liabilities for the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement benefits plans) on our accompanying Consolidated Balance Sheets.

10. Contingencies

We are involved in various patent, product liability, consumer, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with SFAS No. 5, we record accruals for such contingencies to the extent that we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have estimated the likelihood of unfavorable outcomes and the amounts of such potential losses. In management’s opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of litigation is unpredictable and actual results could be materially different from our estimates. We record anticipated recoveries under applicable insurance contracts when we are assured of recovery.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

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

Operating income (loss) for each segment reflects the full allocation of all distribution, corporate, and research and development expenses to the segments. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard costs to sell products to the Life Sciences segment. The accounting policies for the segments are the same as those for the consolidated Company. Individual facilities, equipment and intellectual properties are utilized for production for multiple segments at varying levels over time. As a result, an allocation of depreciable assets is not meaningful to segment performance. For the three and six months ended September 30, 2007, revenues from a single customer did not represent ten percent or more of any segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

Financial information for each of our business segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Healthcare	$206,684	$197,094	$402,375	$384,225
Life Sciences	53,525	52,951	103,306	98,332
STERIS Isomedix Services	34,793	33,491	70,265	66,046

Total revenues	$295,002	$283,536	$575,946	$548,603

Operating income (loss):
Healthcare	$18,517	$20,426	$33,730	$41,539
Life Sciences	1,428	275	578	(1,038)
STERIS Isomedix Services	6,503	5,833	13,707	11,494

Total operating income	$26,448	$26,534	$48,015	$51,995

Financial information for our United States and international geographic areas is presented in the following table. Revenues are based on the location of our customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues:
United States	$227,466	$224,219	$449,455	$435,181
International	67,536	59,317	126,491	113,422

Total revenues	$295,002	$283,536	$575,946	$548,603

	September 30, 2007	March 31, 2007
Long-lived assets:
United States	$561,726	$570,851
International	160,940	153,599

Total long-lived assets	$722,666	$724,450

12. Common Shares

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

stock method. The following is a summary of common shares and common share equivalents outstanding used in the calculations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(shares in thousands)
Weighted average common shares outstanding - basic	64,207	65,567	64,612	65,882
Dilutive effect of common share equivalents	840	552	866	509

Weighted average common shares outstanding and common share equivalents - diluted	65,047	66,119	65,478	66,391

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per common share because the options were not vested or the exercise prices were greater than the average market price for the common shares during the periods:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(shares in thousands)
Number of common share options	1,305	2,169	1,194	2,124
Weighted average exercise price	$28.30	$26.75	$28.31	$26.80

13. Repurchases of Common Shares

On July 26, 2007, we announced that the Company’s Board of Directors had authorized the repurchase of up to $300,000 in shares of our common stock, replacing a previous authorization to repurchase up to 3,000,000 common shares under which 1,886,869 shares remained available for repurchase. This new common share repurchase authorization does not have a stated maturity date. Under this new authorization, we may purchase shares from time to time through open market purchases or privately negotiated transactions, including transactions pursuant to Rule 10b5-1 plans.

During the first half of fiscal 2008, we repurchased 1,953,331 of our common shares for $55,620, representing an average price of $28.47 per common share, including repurchases of 41,700 of our common shares for $1,144 that were not settled until October 2007.

At September 30, 2007, $265,615 in shares of our common stock remained authorized for repurchase and 6,300,991 common shares were held in treasury.

14. Share-Based Compensation

STERIS has a long-term incentive plan that makes available up to 6,600,000 common shares for grant at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, and restricted share units, or other forms permitted by the plan. STERIS previously granted stock options under various other plans. Stock options provide the right to purchase

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

our common shares at the market price on the date of grant, subject to the terms of option plans and agreements. Generally, stock options granted become exercisable in 25% increments for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder ceases to be employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis as defined by the agreement in the event of employment termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. As of September 30, 2007, 5,521,794 shares remain available for grant under the long-term incentive plan.

On April 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. We estimate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

Under the modified prospective transition method, compensation cost recognized in the first six months of fiscal 2008 and fiscal 2007 includes (a) compensation cost for all share-based compensation granted, but not yet vested, as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and (b) compensation cost for all share-based compensation granted on or subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Total share based compensation expense recognized during the second quarter and first half of fiscal 2008 was $2,554 and $4,169, respectively, before income taxes ($992 and $1,568, respectively, net of income taxes). Total share based compensation expense recognized during the second quarter and first half of fiscal 2007 was $3,693 and $5,785, respectively, before income taxes ($2,268 and $3,553, respectively, net of income taxes). The effect of the adoption of SFAS No. 123R on the first half of fiscal 2008 and fiscal 2007 results is not indicative of the effect on the second half of each fiscal year, as approximately $660 and $1,784 of the stock compensation expense recorded in the first half of fiscal 2008 and fiscal 2007, respectively, was attributable to the accelerated recognition of expense for certain employees that are or will become eligible for retirement during the vesting period.

The fair value of share based compensation awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different.

The following weighted-average assumptions were used for options granted during the first half of fiscal 2008 and fiscal 2007:

	Fiscal 2008	Fiscal 2007
Risk-free interest rate	5.04%	4.73%
Expected life of options	5.53 years	6 years
Expected dividend yield of stock	0.93%	0.65%
Expected volatility of stock	29.66%	34.29%

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a timeframe similar to that of the expected life of the grant. We applied an estimated forfeiture rate of 2.2 percent for fiscal 2007 through the first quarter of fiscal 2008, then 2.49 percent beginning in the second quarter of fiscal 2008. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The expected life and expected forfeiture rate used for options granted in fiscal 2008 and fiscal 2007 to our former Chief Executive Officer (“CEO”) were adjusted based on the terms of the employment agreements with the former CEO entered into in May 2007 and September 2006. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

Stock option activity for the first half of fiscal 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	5,462,997	$21.60
Granted	402,668	27.68
Exercised	(592,560)	17.86
Forfeited	(31,053)	25.57

Outstanding at September 30, 2007	5,242,052	$22.47	5.77	$26,840
Exercisable at September 30, 2007	4,038,062	$21.40	4.91	$25,147

The total intrinsic value of stock options exercised during the first half of fiscal 2008 and fiscal 2007 was $6,206 and $1,464, respectively. Net cash proceeds from the exercise of stock options were $10,619 and $2,381 for the first half of fiscal 2008 and fiscal 2007, respectively. An income tax benefit of $2,389 and $551 was realized from stock option exercises during the first half of fiscal 2008 and fiscal 2007, respectively.

The weighted average grant date fair value of share-based compensation grants was $9.44 and $9.75 for the first half of fiscal 2008 and fiscal 2007, respectively. The weighted average grant date fair value of share-based compensation granted to the former CEO was adjusted based on the terms of the employment agreements with the former CEO entered into in May 2007 and September 2006.

Restricted share activity for the first half of fiscal 2008 is as follows:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2007	63,570	20,850	$23.18
Granted	107,136	—	27.44
Vested	(2,610)	—	27.33
Canceled	(1,275)	—	23.17

Nonvested at September 30, 2007	166,821	20,850	$25.58

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and are estimated to cliff vest over an approximately three-year period based upon the terms of the grants. The total intrinsic value of restricted shares that vested during the first half of fiscal 2008 and fiscal 2007 was $71 and $34, respectively.

As of September 30, 2007, there was $11,991 of total unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. The cost is expected to be recognized over a weighted average period of 1.73 years.

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

Changes in our warranty liability during the first half of fiscal 2008 were as follows:

Balance, March 31, 2007	$5,893
Warranties issued during the period	6,128
Settlements made during the period	(5,489)

Balance, September 30, 2007	$6,532

We also sell product maintenance contracts to our customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $18,428 and $16,751 as of September 30, 2007 and March 31, 2007, respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

16. Foreign Currency Forward Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized on the accompanying Consolidated Statements of Income within “Selling, general, and administrative expenses.” At September 30, 2007, we did not hold any foreign currency forward contracts.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2007 and 2006

(dollars in thousands, except per share amounts)

17. Business Dispositions

On October 31, 2005, we sold our freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25,161). As a result of the sale, we recognized an after-tax gain $7,292. The gain recognized through September 30, 2006 was preliminary because the purchase price was subject to post-closing adjustments. The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences segment. The gain from the sale of this product line, recorded during the first half of fiscal 2007, of $627 is presented in our consolidated financial statements as a discontinued operation, net of tax.

18. Subsequent Events

On September 10, 2007, we announced that the Company’s Board of Directors appointed a new CEO, effective October 1, 2007. In connection with his employment, effective October 15, 2007, the Company awarded the new CEO, a total of 135,000 stock options at an exercise price of $28.32 per share and 45,000 restricted stock units with a grant date fair value of $28.32 per share.

Effective November 1, 2007, the Company awarded a total of 4,000 stock options at an exercise price of $27.45 per share and 1,400 restricted shares with a grant date fair value of $27.45 per share to certain officers of the Company.

On October 24, 2007, we announced that the Company’s Board of Directors had declared a quarterly cash dividend in the amount of $0.06 per common share, payable on December 12, 2007, to shareholders of record as of November 14, 2007.

Subsequent to September 30, 2007 and prior to November 7, 2007, we repurchased 427,900 of our common shares for an aggregate of $12,071, representing an average price of $28.21 per common share.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of September 30, 2007, and the related consolidated statements of income for the three-month and six-month periods ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the six-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated May 24, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 6, 2007

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction. In Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we explain the general financial condition and the results of operations for STERIS including:

•	what factors affect our business;

•	what our earnings and costs were in the second quarter and first half of fiscal 2008 and 2007;

•	why those earnings and costs were different from the prior periods;

•	where our earnings came from;

•	how this affects our overall financial condition; and

•	where cash will come from to pay for future capital expenditures.

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first half of fiscal 2008 and fiscal 2007. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

•

Days sales outstanding (“DSOs”) - We define DSO as the average collection period for accounts receivable. It is calculated as net accounts receivable divided by the trailing four quarter’s revenues, multiplied by 365 days. We use this figure to help gauge the quality of accounts receivable and expected time to collect.

In the following sections of MD&A, we may, at times, also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

•

Free cash flow - We define free cash flow as net cash flows provided by (used in) operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, plus proceeds from the sale of property, plant, equipment, and intangibles, which is also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, pay cash dividends, and reduce debt. The following table reconciles the calculations of our free cash flow for the six months ended September 30, 2007 and 2006:

	Six Months Ended September 30,
(dollars in thousands)	2007	2006
Cash flows from operating activities	$52,725	$18,260
Purchases of property, plant, equipment, and intangibles, net	(21,591)	(21,419)
Proceeds from the sale of property, plant, equipment, and intangibles	31	—

Free cash flow	$31,165	$(3,159)

We may, at times, refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the periods presented. For example, when discussing changes in revenues, we may, at times, exclude the impact of recently completed acquisitions and divestitures.

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

•	Recurring Revenues - We define recurring revenues as revenues generated from the sale of consumable products and service revenues.

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

Fiscal 2008 second quarter and first half revenues were $295.0 million and $575.9 million, respectively, representing increases of 4.0% and 5.0%, respectively, from the same prior year periods. Revenues in the second quarter and first half of fiscal 2008 reflect growth in all three business segments.

Our gross margin percentages were 41.9% and 42.1% for the second quarter and first half of fiscal 2008, which was flat compared to the same prior year quarter and a decrease of 20 basis points from the first half of fiscal 2007. Gross margins during both fiscal 2008 periods were unfavorably impacted by increases in the costs of raw materials but benefited from price increases and productivity improvements.

Free cash flow was $31.2 million in the first half of fiscal 2008 compared to negative $3.2 million in the prior year first half. The fiscal 2007 first half negative free cash flow of $3.2 million was a result of working capital changes, including approximately $27.6 million in payments to the IRS for taxes previously recognized. Our debt-to-capital ratio increased to 14.0% at September 30, 2007 from 11.6% at March 31, 2007 reflecting increased borrowings utilized to fund working capital changes and common share repurchases. During the first half of fiscal 2008, we paid for the repurchase of approximately 1.9 million common shares at an average purchase price per share of $28.50. We also declared and paid cash dividends totaling $0.11 per common share in the first half of fiscal 2008. In the first half of fiscal 2007, we declared and paid cash dividends totaling $0.08 per common share.

On July 26, 2007, we announced that the Company’s Board of Directors increased the quarterly cash dividend by 20% and declared a quarterly cash dividend in the amount of $0.06 per common share, which was paid on September 12, 2007, to shareholders of record as of August 15, 2007.

Additional information regarding the Company’s fiscal 2008 second quarter and first half financial performance is included in the subsection below titled “Results of Operations.”

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

Restructuring. On January 30, 2006, we announced that the manufacturing portion of our Erie, Pennsylvania operations would be transferred to Mexico to reduce production costs and improve our competitive position. Plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments also were approved at that time.

During the second quarter and first half of fiscal 2008, we recorded pre-tax expenses of $1.4 million and $3.3 million, including $0.7 million and $2.1 million classified as restructuring expenses, respectively. During the second quarter and first half of fiscal 2007, we recorded pre-tax expenses of $3.3 million and $5.7 million, including $1.2 million and $2.3 million classified as restructuring expenses, respectively. The expenses recorded in each year primarily related to accelerated depreciation of assets, compensation and severance and termination benefits related to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico.

Additional information regarding our restructuring actions is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

Business Dispositions. On October 31, 2005, we sold our freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). As a result of the sale, we recognized an after-tax gain of approximately $7.3 million. The gain recognized through September 30, 2006 remained subject to adjustment as transaction costs were finalized. The freeze dryer product line, based in Cologne,

Germany, was part of our Life Sciences segment. The gain from the sale of this product line, recorded through the first half of fiscal 2007, of $0.6 million is presented in our financial statements as a discontinued operation, net of tax.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2008, our revenues were favorably impacted by $3.2 million, or 1.1%, and income before taxes was favorably impacted by $0.6 million, or 2.6%, compared with the same period in fiscal 2007, as a result of foreign currency fluctuations. During the first half of fiscal 2008, our revenues were favorably impacted by $5.4 million, or 0.9%, and income before taxes was unfavorably impacted by $1.1 million, or 2.4%, as compared to the same prior year period, as a result of foreign currency fluctuations.

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2008 compared with the same fiscal 2007 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table contains information regarding our revenues for the second quarter and first half of fiscal 2008 and 2007:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
	2007	2006			2007 (1)	2006 (1)
Capital Revenues	$114,036	$115,104	$(1,068)	-0.9%	38.7%	40.6%
Consumable Revenues	68,415	64,271	4,144	6.4%	23.2%	22.7%

Product Revenues	182,451	179,375	3,076	1.7%	61.8%	63.3%
Service Revenues	112,551	104,161	8,390	8.1%	38.2%	36.7%

Total Revenues	$295,002	$283,536	$11,466	4.0%	100.0%	100.0%

Service Revenues	$112,551	$104,161	$8,390	8.1%	38.2%	36.7%
Consumable Revenues	68,415	64,271	4,144	6.4%	23.2%	22.7%

Recurring Revenues	180,966	168,432	12,534	7.4%	61.3%	59.4%
Capital Revenues	114,036	115,104	(1,068)	-0.9%	38.7%	40.6%

Total Revenues	$295,002	$283,536	$11,466	4.0%	100.0%	100.0%

United States	$227,466	$224,219	$3,247	1.4%	77.1%	79.1%
International	67,536	59,317	8,219	13.9%	22.9%	20.9%

Total Revenues	$295,002	$283,536	$11,466	4.0%	100.0%	100.0%

	Six Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
	2007	2006			2007(1)	2006(1)
Capital Revenues	$216,885	$215,157	$1,728	0.8%	37.7%	39.2%
Consumable Revenues	137,935	129,977	7,958	6.1%	23.9%	23.7%

Product Revenues	354,820	345,134	9,686	2.8%	61.6%	62.9%
Service Revenues	221,126	203,469	17,657	8.7%	38.4%	37.1%

Total Revenues	$575,946	$548,603	$27,343	5.0%	100.0%	100.0%

Service Revenues	$221,126	$203,469	$17,657	8.7%	38.4%	37.1%
Consumable Revenues	137,935	129,977	7,958	6.1%	23.9%	23.7%

Recurring Revenues	359,061	333,446	25,615	7.7%	62.3%	60.8%
Capital Revenues	216,885	215,157	1,728	0.8%	37.7%	39.2%

Total Revenues	$575,946	$548,603	$27,343	5.0%	100.0%	100.0%

United States	$449,455	$435,181	$14,274	3.3%	78.0%	79.3%
International	126,491	113,422	13,069	11.5%	22.0%	20.7%

Total Revenues	$575,946	$548,603	$27,343	5.0%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Quarter over Quarter Comparison

Revenues increased $11.5 million, or 4.0%, to $295.0 million for the quarter ended September 30, 2007, as compared to $283.5 million for the comparable prior year quarter. As compared to the second quarter of fiscal 2007, recurring revenues increased 7.4%, driven by increases in consumable revenues and service revenues of 6.4% and 8.1%, respectively. Capital revenues decreased 0.9% quarter over quarter as increased revenues internationally were offset by a decline in the United States.

International revenues increased $8.2 million, or 13.9%, to $67.5 million, for the quarter ended September 30, 2007, as compared to $59.3 million for the comparable prior year quarter. Recurring revenues grew within both the Healthcare and Life Sciences segments with increases of 19.1% and 25.1%, respectively, over the comparable prior year quarter. International revenues were also positively impacted by capital equipment growth in the Healthcare segment with an increase of 16.2% over the comparable prior year quarter.

United States revenues increased $3.3 million, or 1.4%, to $227.5 million, for the quarter ended September 30, 2007, as compared to $224.2 million for the comparable prior year quarter. United States revenues were positively impacted by recurring revenue growth in all three business segments with increases of 5.0%, 7.3%, and 5.3% in the Healthcare, Life Sciences, and Isomedix segments, respectively. The strength in recurring revenues was partially offset by a decline of 18.7% in capital revenues in the Life Sciences segment.

Year over Year Comparison

Revenues increased $27.3 million, or 5.0%, to $575.9 million for the first half of fiscal 2008, as compared to $548.6 million during the first half of fiscal 2007. As compared to the first half of fiscal 2007, recurring revenues increased 7.7%, reflecting growth in consumable revenues and service revenues, with increases of 6.1% and 8.7%, respectively. Capital revenues increased $1.7 million period over period, as increases in international revenues more than offset the decline in United States revenues.

International revenues for the first half of fiscal 2008 amounted to $126.5 million, an increase of $13.1 million, or 11.5%, as compared to the first half of fiscal 2007. Fiscal 2008 year-to-date international revenues were positively impacted by strong recurring revenue growth within both the Healthcare and Life Sciences segments, with increases of 16.1% and 17.5%, respectively.

United States revenues for the first half of fiscal 2008 amounted to $449.4 million, an increase of $14.3 million, or 3.3%, as compared to the first half of fiscal 2007. Strong underlying demand for our service offerings and consumable products more than offset declines in capital revenues in both the Healthcare and Life Sciences segments.

Revenues are further discussed on a segment basis in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three and six months ended September 30, 2007 to the three and six months ended September 30, 2006:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2007	2006
Gross Profit:
Product	$74,205	$73,028	$1,177	1.6%
Service	49,465	45,733	3,732	8.2%

Total Gross Profit	$123,670	$118,761	$4,909	4.1%

Gross Profit Percentage:
Product	40.7%	40.7%
Service	43.9%	43.9%

Total Gross Profit Percentage	41.9%	41.9%

	Six Months Ended September 30,		Change	Percent Change
	2007	2006
Gross Profit:
Product	$144,699	$143,494	$1,205	0.8%
Service	97,683	88,642	9,041	10.2%

Total Gross Profit	$242,382	$232,136	$10,246	4.4%

Gross Profit Percentage:
Product	40.8%	41.6%
Service	44.2%	43.6%

Total Gross Profit Percentage	42.1%	42.3%

Our gross profit (margin) is affected by the volume, pricing, and mix of our products and services, as well as the costs associated with the products and services that are sold. Gross margin for the second quarter of fiscal 2008 amounted to 41.9%, which was flat as compared to the same prior year period. In the second quarter of fiscal 2008, we benefited from price increases and labor savings from the transfer of our manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico but the benefits were offset by increases in raw material costs. For the first half of fiscal 2008, gross margin amounted to 42.1%, representing a decrease of 20 basis points as compared to the same prior year period, as the benefits of price increases and productivity improvements were more than offset by increases in raw material costs.

Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2007 to the three and six months ended September 30, 2006:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2007	2006
Operating Expenses:
Selling, General, and Administrative	$87,993	$82,786	$5,207	6.3%
Research and Development	8,531	8,283	248	3.0%
Restructuring Expense	698	1,158	(460)	-39.7%

Total Operating Expenses	$97,222	$92,227	$4,995	5.4%

	Six Months Ended September 30,		Change	Percent Change
	2007	2006
Operating Expenses:
Selling, General, and Administrative	$174,488	$161,200	$13,288	8.2%
Research and Development	17,790	16,678	1,112	6.7%
Restructuring Expense	2,089	2,263	(174)	-7.7%

Total Operating Expenses	$194,367	$180,141	$14,226	7.9%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A increased 60 basis points to 29.8% for the second quarter of fiscal 2008 and increased 90 basis points to 30.3% for the first half of fiscal 2008, as compared to the same prior year periods. The increase in SG&A in both fiscal 2008 periods reflects continued investments in the development and marketing of new products along with added selling expenses relating to our growth initiatives.

As a percentage of total revenues, research and development expenses were 2.9% and 3.1% for the three- and six-month periods ended September 30, 2007, respectively, as compared to 2.9% and 3.0%, respectively, for the same prior year periods. For the three- and six-month periods ended September 30, 2007, research and development expenses increased 3.0% and 6.7% to $8.5 million and $17.8 million, respectively, as compared to $8.3 million and $16.7 million, respectively, during the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological innovations. During the second quarter and first half of fiscal 2008, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of delivery systems in the defense and industrial areas, sterile processing combination technologies, surgical tables and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

Our operating expenses include restructuring expenses. We recognize restructuring expenses as incurred as required under the provisions of SFAS No. 146. In addition, we assess the property, plant and equipment associated with the related facilities for impairment under SFAS No. 144. Asset impairment and accelerated depreciation expenses primarily relate to an adjustment to the carrying value of the related facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were re-evaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets.

During the second quarter and first half of fiscal 2008, we recorded pre-tax expenses of $1.4 million and $3.3 million, including $0.7 million and $2.1 million classified as restructuring expenses, respectively. During the second quarter and first half of fiscal 2007, we recorded pre-tax expenses of $3.3 million and $5.7 million, including $1.2 million and $2.3 million classified as restructuring expenses, respectively. The expenses primarily relate to accelerated depreciation of assets, asset impairment costs, compensation and severance and termination benefits related to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico, which was part of the Fiscal 2006 Restructuring Plan. The restructuring expenses recorded during the second quarter and first half of fiscal 2008 and fiscal 2007 are summarized in the following tables:

	Fiscal 2006 Restructuring Plan Three Months Ended September 30,
(dollars in thousands)	2007	2006
Asset impairment and accelerated depreciation	$729	$564
Severance, payroll and other related costs	—	589
Other	4	5

Total restructuring charges	$733	$1,158

	Fiscal 2006 Restructuring Plan Six Months Ended September 30,
(dollars in thousands)	2007	2006
Asset impairment and accelerated depreciation	$1,787	$1,269
Severance, payroll and other related costs	332	979
Other	4	15

Total restructuring charges	$2,123	$2,263

The costs incurred during the second quarter and first half of fiscal 2008 and fiscal 2007 are primarily associated with the Healthcare business segment. Since the inception of the Fiscal 2006 Restructuring Plan, we have incurred restructuring expenses of $32.3 million, with restructuring expenses of $31.9 million and $0.4 million related to the Healthcare and Life Sciences segments, respectively.

We anticipate incurring approximately an additional $2.8 million in restructuring expenses during the remainder of fiscal 2008 in connection with the transfer of the manufacturing operations to Mexico. Restructuring expenses to be incurred include compensation and benefits, severance, accelerated depreciation and other expenses.

Liabilities related to the Fiscal 2006 Restructuring Plan activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2006 Restructuring Plan
	March 31, 2007	Fiscal 2008		September 30, 2007
(dollars in thousands)		Provision	Payments
Severance and termination benefits	$1,799	$332	$(525)	$1,606
Lease termination obligation	157	(13)	(144)	—

Total	$1,956	$319	$(669)	$1,606

During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). For the three and six months ended September 30, 2007, we did not incur any additional restructuring expenses related to the European Restructuring Plan and settled certain termination benefits for less than originally expected. Since the inception of the plan, we have incurred restructuring expenses of $1.7 million, with restructuring expenses of $1.2 million and $0.5 million related to the Healthcare and Life Sciences segments, respectively, primarily related to severance and termination benefits. We continue to evaluate our European operations for opportunities to enhance performance, but we have not committed to any additional specific restructuring actions.

Liabilities related to the European Restructuring Plan activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	European Restructuring Plan
	March 31, 2007	Fiscal 2008		September 30, 2007
(dollars in thousands)		Provision	Payments
Severance and termination benefits	$638	$(34)	$(502)	$102
Lease termination obligation	219	(11)	(43)	165
Fixed asset impairment	105	—	(60)	45

Total	$962	$(45)	$(605)	$312

Non-Operating Expense, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our non-operating expense (income), net for the three and six months ended September 30, 2007 to the three and six months ended September 30, 2006:

	Three Months Ended September 30,		Change
(dollars in thousands)	2007	2006
Non-Operating Expense, Net:
Interest Expense	$1,478	$2,376	$(898)
Interest and Miscellaneous Income	(614)	(801)	187

Total Non-Operating Expense, Net	$864	$1,575	$(711)

	Six Months Ended September 30,		Change
	2007	2006
Non-Operating Expense, Net:
Interest Expense	$2,713	$4,145	$(1,432)
Interest and Miscellaneous Income	(1,076)	(1,480)	404

Total Non-Operating Expense, Net	$1,637	$2,665	$(1,028)

Interest expense decreased $0.9 million and $1.4 million during the second quarter and first half of fiscal 2008, respectively, as compared to the same prior year periods as a result of lower average debt levels and lower average interest rates during both fiscal 2008 periods. Interest and miscellaneous income decreased $0.2 million and $0.4 million for the second quarter and first half of fiscal 2008, respectively, as compared to same prior year periods. This decrease was due to lower cash balances during both periods in fiscal 2008, which resulted in a smaller amount of interest earnings on those balances.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and six months ended September 30, 2007 to the three and six months ended September 30, 2006:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2007	2006
Income Tax Expense	$9,566	$8,599	$967	11.2%
Effective Income Tax Rate	37.4%	34.5%

	Six Months Ended September 30,		Change	Percent Change
	2007	2006
Income Tax Expense	$17,157	$18,913	$(1,756)	-9.3%
Effective Income Tax Rate	37.0%	38.3%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three- and six-month periods ended September 30, 2007 were 37.4% and 37.0%, respectively, as compared to 34.5% and 38.3%, respectively, for the same prior year periods. The lower effective income tax rate for the second quarter of fiscal 2007 resulted principally from discrete item adjustments to recognize additional deferred tax assets related to foreign tax credits. During the first half of fiscal 2008, we benefited from discrete item adjustments resulting from income tax audits in the United States and Canada.

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

Business Segment Results of Operations. We operate and report in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007, provides additional information about each business segment. The following table compares business segment revenues for the three and six months ended September 30, 2007 to the three and six months ended September 30, 2006:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2007	2006
Revenues:
Healthcare	$206,684	$197,094	$9,590	4.9%
Life Sciences	53,525	52,951	574	1.1%
STERIS Isomedix Services	34,793	33,491	1,302	3.9%

Total Revenues	$295,002	$283,536	$11,466	4.0%

	Six Months Ended September 30,		Change	Percent Change
	2007	2006
Revenues:
Healthcare	$402,375	$384,225	$18,150	4.7%
Life Sciences	103,306	98,332	4,974	5.1%
STERIS Isomedix Services	70,265	66,046	4,219	6.4%

Total Revenues	$575,946	$548,603	$27,343	5.0%

Healthcare Segment

Healthcare segment revenues represented 70.1% of total revenues for the second quarter of fiscal 2008 compared with 69.5% for the same prior year period. Healthcare revenues increased $9.6 million, or 4.9%, to $206.7 million for the quarter ended September 30, 2007, compared with $197.1 million for the second quarter of fiscal 2007. The increase in Healthcare revenues was driven by strong growth in service and consumable revenues, with increases of 9.1% and 6.0%, respectively. Healthcare capital revenues increased 1.8% for the second quarter of fiscal 2008 as compared to the same prior year period. At September 30, 2007, the Healthcare segment’s backlog amounted to $94.0 million, representing an increase of $24.5 million, or 35.2%, compared to the June 30, 2007 level and an increase of $11.8 million, or 14.3%, compared to the September 30, 2006 level.

Healthcare segment revenues represented 69.9% of total revenues for the first six months of fiscal 2008 compared with 70.0% for the same prior year period. Healthcare revenues increased $18.1 million, or 4.7%, to $402.3 million for the six months ended September 30, 2007, as compared to $384.2 million for the same prior year period. The increase is attributable to an increase in recurring revenues, particularly in the United States and Canadian markets, with a combined growth in consumable revenues and service revenues of 4.3% and 7.7%, respectively. Healthcare capital revenues for the first six months of fiscal 2008 grew 1.5% as compared to the same prior year period.

Life Sciences Segment

Life Sciences segment revenues represented 18.1% of total revenues for the second quarter of fiscal 2008 as compared to 18.7% for the comparable prior year quarter. Life Sciences revenues increased $0.6 million, or 1.1%, to $53.5 million for the quarter ended September 30, 2007, as compared to $52.9 million for the second quarter of fiscal 2007. The increase in Life Sciences revenues was driven by increases in service and consumable revenues of 12.8% and 8.5%, respectively. This growth was partially offset by an 11.7% decline in capital revenues. However, strong demand late in the quarter caused backlog to increase to $57.8 million at September 30, 2007, an increase of $11.3 million, or 24.3%, compared to the backlog of $46.5 million at June 30, 2007 and an increase of $13.5 million, or 30.6%, compared to the September 30, 2006 level.

Life Sciences segment revenues represented 17.9% of total revenues for the first six months of fiscal 2008 and fiscal 2007. Life Sciences revenues increased $5.0 million, or 5.1%, to $103.3 million for the first half of fiscal 2008, as compared to $98.3 million for the same prior year period. The increase in Life Sciences revenues was driven by a 10.1% increase in recurring revenues. This growth was partially offset by a 2.2% decline in capital revenues, period over period, associated primarily with capital equipment orders in the United States.

STERIS Isomedix Services Segment

STERIS Isomedix Services segment revenues represented 11.8% of total revenues for the second quarter of fiscal 2008 and fiscal 2007. The segment’s revenues increased $1.3 million, or 3.9% to $34.8 million during the second quarter of fiscal 2008, as compared to $33.5 million during the comparable prior year quarter. The growth in Isomedix revenues resulted from increased demand from our core medical device customers.

STERIS Isomedix Services segment revenues represented 12.2% of total revenues for the first six months of fiscal 2008 as compared to 12.0% for the comparable prior year period. The segment experienced revenue growth of $4.2 million, or 6.4%, to $70.3 million during the first half of fiscal 2008 as compared to $66.0 million for the same prior year period. The growth in Isomedix revenues resulted from increased demand from our core medical device customers.

The following table compares our business segment operating results for the three and six months ended September 30, 2007 to the three and six months ended September 30, 2006:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2007	2006
Operating Income:
Healthcare	$18,517	$20,426	$(1,909)	-9.3%
Life Sciences	1,428	275	1,153	NM
STERIS Isomedix Services	6,503	5,833	670	11.5%

Total Operating Income	$26,448	$26,534	$(86)	-0.3%

	Six Months Ended September 30,		Change	Percent Change
	2007	2006
Operating Income (Loss):
Healthcare	$33,730	$41,539	$(7,809)	-18.8%
Life Sciences	578	(1,038)	1,616	NM
STERIS Isomedix Services	13,707	11,494	2,213	19.3%

Total Operating Income	$48,015	$51,995	$(3,980)	-7.7%

NM- Not meaningful

Segment operating income (loss) is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are based on each segment’s portion of revenues, headcount, or other variables in relation to the total company. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard costs to sell products to the Life Sciences segment.

Healthcare Segment

The Healthcare segment’s operating income decreased $1.9 million and $7.8 million for the second quarter and first six months of fiscal 2008, respectively, as compared to the same prior year periods. The segment’s operating margins were 9.0% and 8.4% for the second quarter and first half of fiscal 2008, respectively, representing decreases of 140 basis points and 240 basis points, respectively, as compared to prior year periods. Improved pricing and productivity improvements gained from the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico were partially offset in the second quarter and more than offset in the first half of fiscal 2008 by significant increases in raw material costs over the same prior year periods. The Healthcare segment also incurred higher operating costs related to continued investments in the development and marketing of new products and added selling expenses related to growth initiatives.

Life Sciences Segment

The Life Sciences segment had operating income of $1.4 million and $0.6 million for the second quarter and first six months of fiscal 2008, respectively, as compared to operating income of $0.3 million and an operating loss of $1.0 million for the same prior year periods. The improvement in operating performance was primarily driven by higher gross margin service and consumable revenues as compared to the same prior year periods.

STERIS Isomedix Services Segment

The STERIS Isomedix Services segment’s operating income increased $0.7 million and $2.2 million for the second quarter and first six months of fiscal 2008, respectively, as compared to the same prior year periods. The segment’s operating margins were 18.7% and 19.5% for the second quarter and first half of fiscal 2008, representing increases of 130 basis points and 210 basis points, respectively, over the comparable prior year periods. The segment’s margins reflect increased volumes on a relatively fixed cost base.

Liquidity and Capital Resources. The following table summarizes significant components of our cash flows for the six months ended September 30, 2007 and 2006:

Cash Flows

	Six Months Ended September 30,
(dollars in thousands)	2007	2006
Operating activities:
Net income	$29,221	$31,044
Non-cash items	33,791	28,533
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(10,287)	(41,317)

Net cash provided by operating activities	$52,725	$18,260

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(21,591)	$(21,419)
Proceeds from the sale of property, plant, equipment, and intangibles	31	—
Proceeds from the sale of discontinued operations	—	2,927

Net cash used in investing activities	$(21,560)	$(18,492)

Financing activities:
Proceeds under credit facilities, net	$24,090	$32,555
Payments on long-term obligations and capital leases, net	—	(361)
Repurchases of common shares	(54,476)	(59,628)
Cash dividends paid to common shareholders	(7,112)	(5,272)
Stock option and other equity transactions, net	13,008	2,376

Net cash used in financing activities	$(24,490)	$(30,330)

Effect of exchange rate changes on cash and cash equivalents	2,592	2,737

Increase (decrease) in cash and cash equivalents	$9,267	$(27,825)

Debt-to-capital ratio	14.0%	17.2%
Free cash flow	$31,165	$(3,159)

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $52.7 million for the first six months of fiscal 2008 compared with $18.3 million for the first six months of fiscal 2007. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items- Our non-cash items include depreciation, depletion, and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Non-cash items were $33.8 million for the first six months of fiscal 2008 compared with $28.5 million for the first six months of fiscal 2007. Significant changes in these items for the first half of fiscal 2008 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization- Depreciation, depletion, and amortization is the most significant component of non-cash items. This expense totaled $31.5 million and $29.7 million for the first six months of fiscal 2008 and 2007, respectively. The $1.8 million increase in this expense was primarily the result of recording accelerated depreciation and loss on the disposal of certain assets included in the Fiscal 2006 Restructuring Plan.

•

Share-based compensation expense- We recorded non-cash share-based compensation expense of $4.2 million and $5.8 million for the first six months of fiscal 2008 and fiscal 2007, respectively. The decline of $1.6 million reflects a decline in the number of options granted and subject to amortization in the current fiscal year.

•

Deferred income taxes- Our deferred income tax benefits increased $2.6 million for the first half of fiscal 2008, compared with an increase of $7.2 million for the first half of fiscal 2007 due to the timing and recognition of settlements.

•

Working Capital- Excluding the impact of foreign currency translation adjustments, changes to our working capital totaled a negative $10.3 million and a negative $41.3 million during the first six months of fiscal 2008 and fiscal 2007, respectively. Significant changes in our working capital for the first half of fiscal 2008 as compared to the first half of fiscal 2007 are summarized below:

•

Accounts receivable, net- Our net accounts receivable balances decreased $43.7 million during the first six months of fiscal 2008 as compared to a decrease of $43.6 million for the same prior year period. Our accounts receivable balances may change from period to period due to the timing of revenues and customer payments. Accounts receivable days sales outstanding decreased to 63 days at September 30, 2007, from 77 days at March 31, 2007 and remained flat compared to the September 30, 2006 level. The decrease in the balance of accounts receivable and days sales outstanding from the March 31, 2007 level is reflective of lower revenues for the second quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 and improvements in collections.

•

Inventories, net- Our net inventory balances increased $20.8 million during the first six months of fiscal 2008 as compared to an increase of $27.1 million for the same prior year period. Inventory balances in fiscal 2008 reflect higher levels of inventory related to the impact of increased raw material costs, new product and service initiatives, and targeted inventory production levels in anticipation of increased volumes in the second half of fiscal 2008.

•

Other current assets- Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Other current assets decreased $0.6 million during the first six months of fiscal 2008. The increase of $19.4 million during the first half of fiscal 2007 was primarily driven by a portion of the tax payment made during the first quarter of fiscal 2007 which remains on deposit with the IRS, subject to final resolution of certain matters under audit.

•

Accounts payable, net- Our net accounts payable balances decreased $15.8 million during the first six months of fiscal 2008 as compared to a decrease of $21.3 million for the same prior year period. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net- Our net accruals and other liabilities balances decreased $16.8 million during the first six months of fiscal 2008, reflecting payments made in the first quarter of fiscal 2008 against amounts accrued in fiscal 2007 for incentive compensation and federal income taxes. During the first half of fiscal 2007, our net accruals and other liabilities balances decreased $17.1 million, primarily due to the application of approximately $9.9 million in tax payments made in the first quarter to open tax years, a $3.1 million contribution we made to our United States defined benefit pension plan in September 2006, and an additional $3.0 million for the settlement of a fiscal 2006 accrual for the termination of certain long-term marketing contracts. Cash flows related to our accruals and other liabilities balances will change from period to period due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities. The net cash we used in investing activities totaled $21.6 million for the first six months of fiscal 2008 compared with $18.5 million for the first six months of fiscal 2007. The following discussion summarizes the significant changes in our investing cash flows for the first half of fiscal 2008 as compared to the first half of fiscal 2007:

•	Purchases of property, plant, equipment, and intangibles, net- Capital expenditures were $21.6 million for the first half of fiscal 2008 compared with $21.4 million during the same prior year period.

•

Proceeds from the sale of discontinued operations- During the first six months of fiscal 2007, we recorded additional proceeds of $2.9 million for the October 31, 2005 sale of our freeze dryer product line.

Net Cash Used In Financing Activities. The net cash we used in financing activities totaled $24.5 million for the first six months of fiscal 2008 compared with $30.3 million for the first six months of fiscal 2007. The following discussion summarizes the significant changes in our financing cash flows for the first half of fiscal 2008 as compared to the first half of fiscal 2007:

•

Net proceeds under credit facilities- We borrowed $24.1 million and $32.6 million under our revolving credit facilities during the first six months of fiscal 2008 and fiscal 2007, respectively. Proceeds borrowed are generally used to fund share repurchases and working capital changes. Working capital changes during the first half of fiscal 2007 included a $27.6 million payment to the IRS for taxes previously incurred.

•

Repurchases of common shares- The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first half of fiscal 2008, we paid for the repurchase of 1,911,631 of our common shares at an average purchase price of $28.50 per common share. During the first half of fiscal 2007, we paid for the repurchase of 2,585,300 of our common shares at an average purchase price of $23.06 per common share.

•

Cash dividends paid to common shareholders- During the first six months of fiscal 2008 and fiscal 2007, we paid cash dividends totaling $0.11 and $0.08 per outstanding common share, respectively. Total cash dividends paid during the first half of fiscal 2008 and fiscal 2007 amounted to $7.1 million and $5.3 million, respectively.

•

Stock option and other equity transactions, net- We receive cash for issuing common shares under our various employee stock option programs. During the first six months of fiscal 2008 and 2007, we received cash proceeds totaling $10.6 million and $2.4 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $31.2 million in the first half of fiscal 2008 compared to negative $3.2 million in the prior year first half. The fiscal 2007 first half negative free cash flow of $3.2 million was a result of working capital changes, including approximately $27.6 million in payments to the IRS for taxes previously recognized. Our debt-to-capital ratio increased to 14.0% at September 30, 2007 from 11.6% at March 31, 2007 reflecting increased borrowings utilized to fund working capital changes and common share repurchases.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007. Our commercial commitments were approximately $30.5 million at September 30, 2007 reflecting an increase of $4.6 million in surety bonds and other commercial commitments from March 31, 2007. Our contractual commitments have not changed materially from March 31, 2007.

On September 13, 2007, we signed the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with KeyBank National Association, as administrative agent for the lending institutions that are parties to the Credit Agreement (the “Agent”), and the other lenders that may from time to time be a party to the Credit Agreement. This Credit Agreement amends, restates, and replaces our Amended and Restated Credit Agreement dated March 29, 2004, as amended, which was to mature in June 2010. The Credit Agreement matures on September 13, 2012 and provides $400.0 million of credit, which may be increased by up to an additional $100.0 million in specified circumstances, for borrowings and letters of credit. A floating interest rate is applied to amounts borrowed as defined in the Credit Agreement or a fixed rate may be applied based on the Eurodollar Rate or other defined currency rate, plus a margin based on our leverage ratio. Interest is payable quarterly or at the end of the interest period, if shorter. We may prepay floating rate loans without paying a penalty, but we may be required to pay a penalty for prepaying fixed rate loans. The Credit Agreement also allows us to make short term swing loan borrowings not to exceed $35.0 million, with an interest rate equal to the Agent’s cost of funds plus a margin. Our obligations under the Credit Agreement are unsecured but guaranteed by our material domestic subsidiaries.

At September 30, 2007, the maximum amount available under this Credit Agreement was $354.6 million. The maximum aggregate borrowing limit of $400.0 million under the Credit Agreement is reduced by outstanding amounts ($24.1 million) and letters of credit issued ($21.3 million) under a sub-limit within the Credit Agreement.

Cash Requirements. Currently, we intend to use our existing cash and cash equivalent balances, cash generated from operations, and our existing Credit Agreement for short-term and long-term capital expenditures and our other liquidity needs. We believe that these amounts will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, our capital requirements will depend on many uncertain factors, including our rate of sales growth, our customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, and changes in our operating expenses. To the extent that our existing sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or selling equity securities. We cannot assure you that we will be able to obtain additional funds on terms favorable to us, or at all.

Critical Accounting Policies, Estimates, and Assumptions. We adopted FIN No. 48 effective April 1, 2007, which provides guidance for the recognition and measurement of tax positions taken or expected to be taken on a tax return. In accordance with FIN No. 48, we recorded a cumulative-effect adjustment of $8.4 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the April 1, 2007 balance of retained earnings.

Additional information regarding our adoption of FIN No. 48 is included in note 1 titled, “Nature of Operations and Summary of Significant Accounting Policies,” and in note 8 titled, “Income Tax Expense” of our accompanying consolidated financial statements.

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2007, other than for the adoption of FIN No. 48 as described above.

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

We record accruals for tax positions taken or expected to be taken in a tax return in accordance with the provisions of FIN No. 48. If we were to prevail in matters for which accruals have been established, or is required to pay amounts in excess of established accruals, our effective income tax rate in a given financial statement period could be materially impacted.

International Operations. Since we conduct operations outside the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2008, our revenues were favorably impacted by $3.2 million, or 1.1%, and income before taxes was favorably impacted by $0.6 million, or 2.6%, when compared to the same period in fiscal 2007, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2008, our revenues were favorably impacted by $5.4 million, or 0.9%, and income before taxes was unfavorably impacted by $1.1 million, or 2.4%, when compared to the same period in fiscal 2007, as a result of foreign currency movements relative to the U.S. dollar. We have taken steps to reduce the foreign currency volatility by converting foreign currency denominated inter-company loans to equity for certain foreign legal entities. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Forward-Looking Statements. This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to us or our industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to be materially different from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside of our control. No assurances can be provided as to any future financial results. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or that our business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect our performance, results, or value, (d) the potential of international unrest or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services, (f) the possibility that anticipated cost savings may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental or other issues or risks associated with our expansion, transfer, executive recruitment or retention, or other initiatives may adversely impact our performance, results, or value, and (g) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007, under Item 1A, “Risk Factors.”

Availability of Securities and Exchange Commission Filings. We make available free of charge on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish such material to, the SEC. You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. The information on our website is not incorporated by reference into this report. You may also obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or by accessing the SEC’s website at http://www.sec.gov. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007. Our exposures to market risks have not changed materially since March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of our management, the PEO and PFO concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

The FDA and the United States Department of Justice are continuing an investigation involving our SYSTEM 1® sterile processing system. We have received requests for documents in connection with the investigation. We continue to respond to these requests and cooperate with the government agencies regarding this matter. There can be no assurance that the ultimate outcome of the investigation will not result in an action by the government agencies or that the government agencies will not initiate administrative proceedings, civil proceedings or criminal proceedings, or any combination thereof, against us.

We believe we have adequately reserved for our current litigation and that the ultimate outcome of pending lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, proceedings, investigations, or claims or their effect. We presently maintain product liability insurance coverage, and other liability coverage in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims against us.

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

We believe there have been no material recent developments concerning our legal proceedings since March 31, 2007 and no new material pending legal proceedings are required to be reported.

ITEM 1A. RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on May 30, 2007, that would materially affect our business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2008, we repurchased 1,244,400 of our common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on July 26, 2007. This common share repurchase authorization replaced the common share repurchase authorization of July 27, 2006, under which 1,886,869 shares remained available for repurchase, and does not have a stated maturity date. The following table summarizes the common shares repurchased during the second quarter of fiscal 2008 under our common share repurchase program:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1-31	175,000	$28.00	175,000	$295,099,546
August 1-31	809,600	$27.72	809,600	$272,660,665
September 1-30 (2)	259,800	$27.12	259,800	$265,615,049

Total	1,244,400	$27.63	1,244,400	$265,615,049

(1)	Does not include approximately 10 shares purchased during the quarter at an average price of $28.39 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer who may be deemed to be an affiliated purchaser.
(2)	Includes 41,700 shares repurchased at an average price of $27.44 that were not settled until October 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company voted on the following items at the Annual Meeting of Shareholders held on July 26, 2007:

(a) All of the persons named below were elected as Directors of the Company for a term expiring at the Annual Meeting of Shareholders in 2008. Votes cast for and withheld from each of such persons were as follows:

	FOR	WITHHELD
Cynthia L. Feldmann	61,291,762	428,844
Jacqueline B. Kosecoff	61,299,650	420,956
Raymond A. Lancaster	58,024,994	3,695,612
Kevin M. McMullen	61,279,152	441,454
J.B. Richey	58,662,676	3,057,930
Mohsen M. Sohi	61,272,826	447,780
John P. Wareham	61,286,936	433,670
Loyal W. Wilson	58,025,207	3,695,399
Michael B. Wood	61,303,105	417,501

(b) Votes regarding the proposal to approve certain amendments to the Company’s Amended and Restated Code of Regulations relating to a new NYSE requirement regarding uncertificated shares were as follows:

FOR	AGAINST	ABSTAIN	BROKER-NON-VOTES
61,456,543	119,324	144,744	—

(c) Votes regarding the proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2008 were as follows:

FOR	AGAINST	ABSTAIN
61,517,696	109,111	93,802

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Second Amended and Restated Credit Agreement dated September 13, 2007 among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders.

10.2	Guaranty Supplement dated September 25, 2007 by HSTD LLC and STERIS Corporation.

10.3	Employment Agreement dated September 7, 2007 between STERIS Corporation and Walter M. Rosebrough, Jr.

10.4	Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough.

10.5	STERIS Corporation Form of Restricted Stock Unit Agreement for Employees.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ MICHAEL J. TOKICH
Michael J. Tokich Vice President and Corporate Controller November 8, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Second Amended and Restated Credit Agreement dated September 13, 2007 among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders.

10.2	Guaranty Supplement dated September 25, 2007 by HSTD LLC and STERIS Corporation.

10.3	Employment Agreement dated September 7, 2007 between STERIS Corporation and Walter M. Rosebrough, Jr.

10.4	Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough.

10.5	STERIS Corporation Form of Restricted Stock Unit Agreement for Employees.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.