Form 10-Q
period 2007-12-31
STERIS CORP
filed 2008-02-08
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 2007

or

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

The number of common shares outstanding as of January 31, 2008: 62,065,799

STERIS Corporation

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2007	March 31, 2007

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,388	$52,296
Accounts receivable (net of allowances of $8,959 and $9,911, respectively)	201,213	251,207
Inventories, net	164,436	131,997
Current portion of deferred income taxes, net	18,272	14,560
Prepaid expenses and other current assets	33,902	34,660

Total current assets	473,211	484,720

Property, plant, and equipment, net	384,991	388,899
Goodwill and intangibles, net	333,241	332,947
Other assets	3,352	2,604

Total assets	$1,194,795	$1,209,170

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$700	$777
Accounts payable	62,586	76,184
Accrued income taxes	22,505	18,761
Accrued payroll and other related liabilities	49,628	59,003
Accrued expenses and other	63,866	62,674

Total current liabilities	199,285	217,399

Long-term indebtedness	132,225	100,800
Deferred income taxes, net	12,901	17,826
Retirement benefit obligations	96,443	98,853

Total liabilities	440,854	434,878

Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 62,350 and 64,982 shares outstanding, respectively	28,325	102,466
Retained earnings	698,921	667,267
Accumulated other comprehensive income	26,695	4,559

Total shareholders’ equity	753,941	774,292

Total liabilities and shareholders’ equity	$1,194,795	$1,209,170

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Product	$201,743	$192,945	$556,563	$538,079
Service	112,231	106,022	333,357	309,491

Total revenues	313,974	298,967	889,920	847,570

Cost of revenues:
Product	119,922	112,072	330,043	313,712
Service	63,853	59,194	187,296	174,021

Total cost of revenues	183,775	171,266	517,339	487,733

Gross profit	130,199	127,701	372,581	359,837

Operating expenses:
Selling, general, and administrative	85,612	82,594	260,100	243,789
Research and development	10,173	8,078	27,963	24,756
Restructuring expenses	952	3,179	3,041	5,442

Total operating expenses	96,737	93,851	291,104	273,987

Income from continuing operations	33,462	33,850	81,477	85,850

Non-operating expenses (income):
Interest expense	1,516	1,714	4,229	5,859
Interest and miscellaneous income	(581)	(591)	(1,657)	(2,071)

Total non-operating expense, net	935	1,123	2,572	3,788
Income from continuing operations before income tax expense	32,527	32,727	78,905	82,062
Income tax expense	10,751	11,859	27,908	30,773

Net income from continuing operations	21,776	20,868	50,997	51,289

Discontinued operations:
Gain on the sale of discontinued operations, net of tax	—	431	—	1,058

Net income	$21,776	$21,299	$50,997	$52,347

Basic earnings per common share:
Income from continuing operations, net of tax	$0.35	$0.32	$0.80	$0.78
Income from discontinued operations, net of tax	$—	$0.01	$—	$0.02

Net income	$0.35	$0.33	$0.80	$0.80

Diluted earnings per common share:
Income from continuing operations, net of tax	$0.34	$0.32	$0.79	$0.78
Income from discontinued operations, net of tax	$—	$0.01	$—	$0.02

Net income	$0.34	$0.33	$0.79	$0.80

Cash dividends declared per common share outstanding	$0.06	$0.05	$0.17	$0.13

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Operating activities:
Net income	$50,997	$52,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	47,499	44,273
Deferred income taxes	(17,261)	(7,107)
Share based compensation	6,465	8,895
Loss on the sale of property, plant, equipment, and intangibles, net	966	742
Gain on the sale of discontinued operations, net of tax	—	(1,058)
Other items	(769)	(553)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	55,438	39,095
Inventories, net	(25,819)	(32,338)
Other current assets	1,383	(16,468)
Accounts payable	(15,191)	(26,939)
Accruals and other, net	(9,206)	(19,518)

Net cash provided by operating activities	94,502	41,371

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(39,142)	(33,066)
Proceeds from the sale of property, plant, equipment, and intangibles	4,740	2,577
Proceeds from the sale of discontinued operations	—	2,927

Net cash used in investing activities	(34,402)	(27,562)

Financing activities:
Proceeds under credit facilities, net	31,925	11,440
Payments on long-term obligations and capital leases	(500)	(1,436)
Repurchases of common shares	(94,758)	(59,628)
Cash dividends paid to common shareholders	(10,910)	(8,508)
Stock option and other equity transactions, net	11,540	6,746
Tax benefit from stock options exercised	2,591	1,440

Net cash used in financing activities	(60,112)	(49,946)
Effect of exchange rate changes on cash and cash equivalents	3,104	2,416

Increase (decrease) in cash and cash equivalents	3,092	(33,721)
Cash and cash equivalents at beginning of period	52,296	72,732

Cash and cash equivalents at end of period	$55,388	$39,011

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2007 and 2006

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

We operate in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services (“Isomedix Services”). We describe our business segments in note 11 to our consolidated financial statements titled, “Business Segment Information.” Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine months ended December 31, 2007 are not necessarily indicative of results that may be expected for the full fiscal year ending March 31, 2008.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

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

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R will impact financial statements on the acquisition date and in subsequent periods, as well as prior to the acquisition date because of the accounting treatment for acquisition-related costs. The provisions of SFAS No. 141R are to be applied prospectively to business combinations completed in fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—Including an Amendment of ARB No. 51.” SFAS No. 160 recharacterizes minority interests as noncontrolling interests and requires these interests to be classified as a separate component of equity in our consolidated financial statements. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income related to the noncontrolling interests will be included in our consolidated net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The provisions of SFAS No. 160 will be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively, and are effective for the first annual reporting period beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses arising after adoption are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In November 2007, the FASB agreed to defer the effective date of SFAS No. 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. SFAS No. 157 is still effective for us beginning April 1, 2008 for financial assets and liabilities. The provisions of SFAS No. 157 will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

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

Fiscal 2006 Restructuring Plan

During the three and nine months ended December 31, 2007, we recorded $952 and $3,076, respectively, in restructuring expenses primarily related to the previously announced transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico (the “Fiscal 2006 Restructuring Plan”), which is intended to improve our cost structure. During the three and nine months ended December 31, 2006 we recorded $1,579 and $3,842, respectively, in restructuring expenses related to the transfer of manufacturing operations. Additional information regarding the Fiscal 2006 Restructuring Plan is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

The restructuring costs incurred during the third quarter and first nine months of fiscal 2008 and fiscal 2007 are primarily associated with the Healthcare business segment. Since the inception of the Fiscal 2006 Restructuring Plan, we have incurred restructuring expenses of $33,265, with restructuring expenses of $32,851 and $414 related to the Healthcare and Life Sciences segments, respectively, primarily related to the transfer of manufacturing operations to Monterrey, Mexico.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

We anticipate incurring approximately an additional $1,000 in restructuring expenses during the remainder of fiscal 2008 in connection with the transfer of the manufacturing operations to Mexico. Restructuring expenses to be incurred include asset write-offs, severance, and other expenses.

European Restructuring Plan

During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”) and recorded restructuring expenses of $1,600, primarily related to severance and termination benefits. For the three and nine months ended December 31, 2007, we did not incur any additional restructuring expenses related to the European Restructuring Plan and settled certain termination benefits for less than originally expected.

Since the inception of the European Restructuring Plan, we have incurred restructuring expenses of $1,668, with restructuring expenses of $1,178 and $490 related to the Healthcare and Life Sciences segments, respectively, primarily related to severance and termination benefits. We continue to evaluate our European operations for opportunities to enhance performance, but we have not committed to any additional specific restructuring actions.

The following tables summarize the total restructuring expenses we recorded for the third quarter of fiscal 2008 and fiscal 2007:

	Fiscal 2006 Restructuring Plan
Three Months Ended December 31, 2007
Severance, payroll and other related costs	$(163)
Asset impairment and accelerated depreciation	822
Other	293

Total restructuring charges	$952

	Fiscal 2006 Restructuring Plan	European Restructuring Plan	Total
Three Months Ended December 31, 2006
Severance, payroll and other related costs	$739	$1,276	$2,015
Lease termination costs	—	219	219
Asset impairment and accelerated depreciation	765	105	870
Other	75	—	75

Total restructuring charges	$1,579	$1,600	$3,179

The following tables summarize the total restructuring expenses we recorded for the first nine months of fiscal 2008 and fiscal 2007:

	Fiscal 2006 Restructuring Plan	European Restructuring Plan	Total

Nine Months Ended December 31, 2007
Severance, payroll and other related costs	$168	$(24)	$144
Lease termination costs	(13)	(11)	(24)
Asset impairment and accelerated depreciation	2,622	—	2,622
Other	299	—	299

Total restructuring charges	$3,076	$(35)	$3,041

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

	Fiscal 2006 Restructuring Plan	European Restructuring Plan	Total
Nine Months Ended December 31, 2006
Severance, payroll and other related costs	$1,717	$1,276	$2,993
Lease termination costs	—	219	219
Asset impairment and accelerated depreciation	2,034	105	2,139
Other	91	—	91

Total restructuring charges	$3,842	$1,600	$5,442

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The following table summarizes our liabilities related to restructuring activities:

	Fiscal 2006 Restructuring Plan
	March 31, 2007	Fiscal 2008		December 31, 2007
		Provision	Payments
Severance and termination benefits	$1,799	$156	$(846)	$1,109
Lease termination obligation	157	(13)	(144)	—

Total	$1,956	$143	$(990)	$1,109

	European Restructuring Plan
	March 31, 2007	Fiscal 2008		December 31, 2007
		Provision	Payments
Severance and termination benefits	$638	$(34)	$(569)	$35
Lease termination obligation	219	(11)	(94)	114
Fixed asset impairment	105	—	(60)	45

Total	$962	$(45)	$(723)	$194

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net income	$21,776	$21,299	$50,997	$52,347
Foreign currency translation adjustments	4,060	3,256	21,250	14,874
Amortization of pension and postretirement benefit plans costs, net of tax	322	—	967	—
Unrealized losses on investments	(77)	(4)	(81)	(4)

Total comprehensive income	$26,081	$24,551	$73,133	$67,217

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	December 31, 2007	March 31, 2007
Land and land improvements (1)	$26,278	$25,553
Buildings and leasehold improvements	180,574	180,672
Machinery and equipment	279,919	268,852
Information systems	127,007	115,137
Radioisotope	144,916	133,723
Construction in progress (1)	40,628	40,098

Total property, plant, and equipment	799,322	764,035
Less: accumulated depreciation and depletion	(414,331)	(375,136)

Property, plant, and equipment, net	$384,991	$388,899

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	December 31, 2007	March 31, 2007
Raw materials	$46,222	$42,672
Work in process	36,436	30,443
Finished goods	81,778	58,882

Inventories, net	$164,436	$131,997

6. Debt

Indebtedness was as follows:

	December 31, 2007	March 31, 2007

Private Placement	$100,000	$100,000
Credit facility	31,925	—
Other debt	1,000	1,577

Total	132,925	101,577
Less: current portion	700	777

Long-term portion	$132,225	$100,800

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

On September 13, 2007, we signed the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with KeyBank National Association, as administrative agent for the lending institutions that are parties to the Credit Agreement (the “Agent”), and the other lenders that may from time to time be a party to the Credit Agreement. This Credit Agreement amended, restated, and replaced our Amended and Restated Credit Agreement dated March 29, 2004, as amended, which was to mature in June, 2010. The Credit Agreement matures on September 13, 2012 and provides $400,000 of credit, which may be increased by up to an additional $100,000 in specified circumstances, for borrowings and letters of credit. A floating interest rate is applied to amounts borrowed as defined in the Credit Agreement or a fixed rate may be applied based on the Eurodollar Rate or other defined currency rate, plus a margin based on our leverage ratio. Interest is payable quarterly or at the end of the interest period, if shorter. We may prepay floating rate loans without paying a penalty, but we may be required to pay a penalty for prepaying fixed rate loans. The Credit Agreement also allows us to make short term swing loan borrowings not to exceed $35,000, with an interest rate equal to the Agent’s cost of funds plus a margin. Our obligations under the Credit Agreement are unsecured but guaranteed by our material domestic subsidiaries.

In December 2003, we issued $100,000 of senior notes in a private placement (the “December 2003 Private Placement”) to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. We used the proceeds to pay down the outstanding balance of our revolving credit facility and invested the remaining balance in short-term marketable securities. Of the $100,000 notes, $40,000 had a maturity of five years at an annual interest rate of 4.20%, another $40,000 had a maturity of ten years at an annual interest rate of 5.25%, and the remaining $20,000 had a maturity of twelve years at an annual interest rate of 5.38%. Therefore, payment of the first $40,000 of notes is due in December 2008. However, we have excluded the liabilities for these notes from the “Current portion of long-term indebtedness” on the accompanying Consolidated Balance Sheet as of December 31, 2007 because it is our intention to refinance this amount with proceeds of borrowings available to us under the Credit Agreement outlined above.

Additional information regarding our indebtedness is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2007	March 31, 2007
Accrued payroll and other related liabilities:
Compensation and related items	$12,383	$19,617
Accrued vacation	12,713	13,265
Accrued bonuses	8,117	8,436
Accrued employee commissions	8,624	9,989
Other postretirement benefit obligations-current portion	6,789	6,789
Other employee benefit plans’ obligations-current portion	1,002	907

Total accrued payroll and other related liabilities	$49,628	$59,003

Accrued expenses and other:
Deferred revenues	$24,730	$22,919
Self-insured risk retention-GRIC-current portion	5,390	4,096
Other self-insured risks	1,234	541
Accrued dealer commissions	6,102	6,474
Accrued warranty	6,574	5,893
Other	19,836	22,751

Total accrued expenses and other	$63,866	$62,674

Other liabilities:
Self-insured risk retention-GRIC-long-term portion	$12,224	$12,506
Other postretirement benefit obligations-long-term portion	74,143	74,275
Defined benefit pension plans’ obligations	8,449	11,466
Other employee benefit plans’ obligations-long-term portion	1,317	606
Minority interest in joint venture	310	—

Total other liabilities	$96,443	$98,853

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three months ended December 31, 2007 and 2006 were 33.1% and 36.2%, respectively. For the nine months ended December 31, 2007 and 2006, the effective income tax rates for continuing operations were 35.4% and 37.5%, respectively. The lower effective income tax rate for the three and nine months ended December 31, 2007 resulted principally from a favorable impact relating to the United States manufacturing deduction and favorable discrete item adjustments relating to various international and United States tax audit matters.

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

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

Effective April 1, 2007, we adopted the provisions of FIN No. 48. In accordance with FIN No. 48, we recognized a cumulative-effect adjustment of $8,433, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the April 1, 2007 balance of retained earnings. At April 1, 2007, we had $15,207 in unrecognized tax benefits, of which $8,702 would affect the effective income tax rate if recognized.

In conjunction with the adoption of FIN No. 48, we classify uncertain tax positions as long-term liabilities within “Deferred income taxes, net” in our accompanying Consolidated Balance Sheets unless expected to be paid within 12 months. We recognize accrued interest and penalties related to unrecognized tax benefits within “Income tax expense” in our accompanying Consolidated Statements of Income. At April 1, 2007, we had accrued $3,449 and $2,906 for the potential payment of interest and penalties, respectively.

There were no significant changes to any of these amounts during the first six months of fiscal 2008. For the three and nine months ending December 31, 2007, the gross decrease in unrecognized tax benefits are $2,194 and $2,650, respectively, due to various international and United States tax audit matters. As of December 31, 2007, we had $12,557 in unrecognized tax benefits, of which $7,901 would affect the effective income tax rate if recognized, and we had accrued $3,052 and $2,786 for the potential payment of interest and penalties, respectively.

It is reasonably possible that unrecognized tax benefits may decrease by up to $10,179 within 12 months of December 31, 2007 primarily as a result of the settlement of federal audits and the closure of statutes of limitation.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

Components of the net periodic benefit cost of our defined benefit pension plans and other postretirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Three Months Ended December 31,	2007	2006	2007	2006	2007	2006
Service cost	$27	$(14)	$115	$109	$—	$—
Interest cost	702	693	76	80	1,161	1,168
Expected return on plan assets	(802)	(680)	(110)	(97)	—	—
Recognized losses	103	94	—	—	247	231
Amortization of transition obligation	(28)	(27)	—	—	—	—

Net periodic benefit cost	$2	$66	$81	$92	$1,408	$1,399

	Defined Benefit Pension Plans				Other Post- Retirement Plan
	U.S. Qualified		International
Nine Months Ended December 31,	2007	2006	2007	2006	2007	2006
Service cost	$79	$85	$346	$328	$—	$—
Interest cost	2,105	2,077	229	240	3,482	3,505
Expected return on plan assets	(2,404)	(2,039)	(330)	(291)	—	—
Recognized losses	309	283	—	—	741	691
Amortization of transition obligation	(83)	(83)	—	—	—	—

Net periodic benefit cost	$6	$323	$245	$277	$4,223	$4,196

We contribute amounts to the defined benefit pension plans at least sufficient to meet the minimum requirements as stated in applicable employee benefit laws and local tax laws. During the first nine months of fiscal 2008 and fiscal 2007, we contributed $2,404 and $3,125, respectively, to our United States defined benefit pension plans. As a result of making these contributions and due to the investment performance of the plan assets, we are not required to, and we do not anticipate making further contributions to, the United States defined benefit pension plans in fiscal 2008.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

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

Operating income for each segment reflects the full allocation of all distribution, corporate, and research and development expenses to the segments. These allocations are based upon variables such as segment headcount

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. The accounting policies for the segments are the same as those for the consolidated Company. Individual facilities, equipment and intellectual properties are utilized for production for multiple segments at varying levels over time. As a result, an allocation of depreciable assets is not meaningful to segment performance. For the three and nine months ended December 31, 2007, revenues from a single customer did not represent ten percent or more of any segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007.

Financial information for each of our business segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Healthcare	$220,451	$209,807	$622,826	$594,032
Life Sciences	58,968	56,062	162,274	154,394
STERIS Isomedix Services	34,555	33,098	104,820	99,144

Total revenues	$313,974	$298,967	$889,920	$847,570

Operating income:
Healthcare	$26,222	$25,598	$59,952	$67,142
Life Sciences	813	2,534	1,391	1,496
STERIS Isomedix Services	6,427	5,718	20,134	17,212

Total operating income	$33,462	$33,850	$81,477	$85,850

Financial information for our United States and international geographic areas is presented in the following table. Revenues are based on the location of our customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues:
United States	$238,988	$227,792	$688,443	$662,973
International	74,986	71,175	201,477	184,597

Total revenues	$313,974	$298,967	$889,920	$847,570

	December 31, 2007	March 31, 2007
Long-lived assets:
United States	$561,213	$570,851
International	160,371	153,599

Total long-lived assets	$721,584	$724,450

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

12. Common Shares

Basic earnings per common share are calculated based upon the weighted average number of common shares outstanding. Diluted earnings per common share are calculated based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. The following table summarizes the common shares and common share equivalents outstanding used to calculate basic and diluted earnings per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(shares in thousands)
Weighted average common shares outstanding - basic	62,995	64,737	64,073	65,255
Dilutive effect of common share equivalents	841	603	858	541

Weighted average common shares outstanding and common share equivalents - diluted	63,836	65,340	64,931	65,796

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per common share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(shares in thousands)
Number of common share options	1,312	1,262	1,301	2,157
Weighted average exercise price	$28.11	$28.85	$28.24	$26.69

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

During the first nine months of fiscal 2008, we repurchased 3,406,531 of our common shares for $96,263, representing an average price of $28.26 per common share, including repurchases of 51,200 of our common shares for $1,505 that were not settled until January 2008.

At December 31, 2007, $224,972 in shares of our common stock remained authorized for repurchase and 7,689,343 common shares were held in treasury.

14. Share-Based Compensation

STERIS has a long-term incentive plan that makes available up to 6,600,000 common shares for grant at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

form of stock options, restricted shares, and restricted share units, or other forms permitted by the plan. STERIS previously granted stock options under various other plans. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, stock options granted become exercisable in 25% increments for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder ceases to be employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis as defined by the agreement in the event of employment termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. As of December 31, 2007, 5,354,078 shares remain available for grant under the long-term incentive plan.

On April 1, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” using the modified prospective transition method. We estimate the fair value of share-based awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

Under the modified prospective transition method, compensation cost recognized in the first nine months of fiscal 2008 and fiscal 2007 includes (a) compensation cost for all share-based compensation granted, but not yet vested, as of April 1, 2006, based on the grant date fair value estimated according to the original provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and (b) compensation cost for all share-based compensation granted on or after April 1, 2006, based on the grant date fair value estimated according to the provisions of SFAS No. 123R.

Total share based compensation expense recognized during the third quarter and first nine months of fiscal 2008 was $2,296 and $6,465, respectively, before income taxes ($1,410 and $3,970, respectively, net of income taxes). Total share based compensation expense recognized during the third quarter and first nine months of fiscal 2007 was $3,110 and $8,895, respectively, before income taxes ($1,910 and $5,462, respectively, net of income taxes). The expense recognized in the first nine months of fiscal 2008 and fiscal 2007 results is not indicative of the effect on each full fiscal year, as approximately $660 and $1,784 of the stock compensation expense recorded in the first nine months of fiscal 2008 and fiscal 2007, respectively, was attributable to the accelerated recognition of expense for certain employees that are or will become eligible for retirement during the vesting period.

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

The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2008 and fiscal 2007:

	Fiscal 2008	Fiscal 2007
Risk-free interest rate	5.04%	4.73%
Expected life of options	5.52 years	6 years
Expected dividend yield of stock	0.93%	0.65%
Expected volatility of stock	29.61%	34.29%

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

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

Stock option activity for the first nine months of fiscal 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	5,462,997	$21.60
Granted	541,668	27.84
Exercised	(648,858)	17.97
Forfeited	(55,646)	26.36

Outstanding at December 31, 2007	5,300,161	$22.63	5.59	$33,536
Exercisable at December 31, 2007	3,984,002	$21.43	4.62	$30,158

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $28.84 closing price of our common shares on December 31, 2007 over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. Under SFAS No. 123R, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first nine months of fiscal 2008 and fiscal 2007 was $6,729 and $3,740, respectively. Net cash proceeds from the exercise of stock options were $11,540 and $6,692 for the first nine months of fiscal 2008 and fiscal 2007, respectively. An income tax benefit of $2,591 and $1,440 was realized from stock option exercises during the first nine months of fiscal 2008 and fiscal 2007, respectively.

The weighted average grant date fair value of stock option grants was $9.47 and $9.13 for the first nine months of fiscal 2008 and fiscal 2007, respectively. The weighted average grant date fair value of stock options granted to the former CEO was adjusted based on the terms of the employment agreements with the former CEO entered into in May 2007 and September 2006.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

Restricted share activity for the first nine months of fiscal 2008 is as follows:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value

Nonvested at March 31, 2007	63,570	20,850	$23.18
Granted	108,536	45,000	27.70
Vested	(2,610)	—	23.35
Canceled	(3,625)	—	25.05

Nonvested at December 31, 2007	165,871	65,850	$26.12

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and are generally subject to cliff vesting over an approximately three-year period based upon the terms of the grants. The total intrinsic value of restricted shares that vested during the first nine months of fiscal 2008 and fiscal 2007 was $61 and $50, respectively.

As of December 31, 2007, there was $11,769 of total unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. The cost is expected to be recognized over a weighted average period of 1.75 years.

15. Financial and Other Guarantees

We generally offer a limited parts and labor warranty on capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties at the time product revenues are recognized. The amounts we expect to incur on behalf of our customers for the future estimated cost of these warranties are recorded as a current liability on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” Factors that affect the amount of our warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. We periodically assess the adequacy of our recorded warranty liabilities based on historical claim experience and specific customer contracts, and adjust the amounts as necessary. We also review the underlying assumptions used in our analysis at least annually.

Changes in our warranty liability during the first nine months of fiscal 2008 were as follows:

Balance, March 31, 2007	$5,893
Warranties issued during the period	8,922
Settlements made during the period	(8,241)

Balance, December 31, 2007	$6,574

We also sell product maintenance contracts to our customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $16,437 and $16,751 as of December 31, 2007 and March 31, 2007,

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2007 and 2006

(dollars in thousands, except per share amounts)

respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

16. Foreign Currency Forward Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized on the accompanying Consolidated Statements of Income within “Selling, general, and administrative expenses.” At December 31, 2007, we held foreign currency forward contracts to sell 2.5 million euros and 100.0 million Japanese yen, and to buy 3.0 million Canadian dollars.

17. Business Dispositions

On October 31, 2005, we sold our freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25,161). As a result of the sale, we recognized an after-tax gain $7,292. The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences segment. As transaction costs were finalized, we recorded gains from the sale of this product line during the third quarter and first nine months of fiscal 2007, of $431 and $1,058, respectively. The gains are presented in our consolidated financial statements as a discontinued operation, net of tax.

18. Subsequent Events

Subsequent to December 31, 2007, foreign currency contracts to sell 2.0 million euros and 100.0 million Japanese yen, and to buy 2.0 million Canadian dollars matured. Subsequent to December 31, 2007, we entered into foreign currency forward contracts to sell 3.5 million euros and 160.0 million Japanese yen, and to buy 2.6 million Canadian dollars.

Effective January 14, 2008, the collective bargaining agreement between the Company and the United Auto Workers and its Local 832, which covered certain employees located at our former Erie, Pennsylvania manufacturing operations, was terminated. The collective bargaining agreement between the Company and the International Association of Machinists and Aerospace Workers and its Local 1968, which covered another smaller group of employees located at our former Erie, Pennsylvania manufacturing operations, was previously terminated effective July 20, 2007.

On January 22, 2008, we announced that the Company’s Board of Directors had declared a quarterly cash dividend in the amount of $0.06 per common share, payable on March 11, 2008, to shareholders of record as of February 12, 2008.

Effective February 5, 2008, a total of 10,000 stock options at an exercise price of $24.14 per share were awarded to an officer of the Company.

Subsequent to December 31, 2007 and prior to February 7, 2008, we repurchased 665,119 of our common shares for an aggregate of $17,543, representing an average price of $26.38 per common share.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income for the three-month and nine-month periods ended December 31, 2007 and 2006, and the consolidated statements of cash flows for the nine-month periods ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

February 7, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction. In Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we explain the general financial condition and the results of operations for STERIS including:

•	what factors affect our business;

•	what our earnings and costs were in the third quarter and first nine months of fiscal 2008 and 2007;

•	why those earnings and costs were different from the prior periods;

•	where our earnings came from;

•	how this affects our overall financial condition; and

•	where cash will come from to pay for future capital expenditures.

As you read the MD&A, it may be helpful to refer to information in our unaudited consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2008 and fiscal 2007. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

•

Days sales outstanding (“DSOs”) - We define DSO as the average collection period for accounts receivable. It is calculated as net accounts receivable divided by the trailing four quarters’ revenues, multiplied by 365 days. We use this figure to help gauge the quality of accounts receivable and expected time to collect.

In the following sections of MD&A, we may, at times, also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

•

Free cash flow - We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, pay cash dividends, and reduce debt. The following table reconciles the calculations of our free cash flow for the nine months ended December 31, 2007 and 2006:

	Nine Months Ended December 31,
(dollars in thousands)	2007	2006
Cash flows from operating activities	$94,502	$41,371
Purchases of property, plant, equipment and intangibles, net	(39,142)	(33,066)
Proceeds from the sale of property, plant, equipment and intangibles	4,740	2,577

Free cash flow	$60,100	$10,882

We may, at times, refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the periods presented. For example, when discussing changes in revenues, we may, at times, exclude the impact of recently completed acquisitions and divestitures.

We present these financial measures because we believe that understanding these additional factors underlying our performance provides meaningful analysis of our financial performance. These financial measures should not be considered alternatives to measures required by U.S. GAAP. Our calculations of these measures may be different from the calculations of similar measures used by other companies.

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

•	Revenues - We present revenues net of sales returns and allowances.

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

•	Recurring Revenues - We define recurring revenues as the combination of consumable revenues and service revenues.

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

We participate in industries that currently benefit from strong underlying demand, with the bulk of our revenues derived from the healthcare and pharmaceutical industries. As such, much of the growth in our markets is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years. In addition, each of our core industries also are benefiting from specific trends that drive growth. Within the healthcare market, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where our Isomedix Services segment competes, a trend toward the outsourcing of sterilization services continues to drive growth.

Beyond our core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. Through the Life Sciences segment, we are actively pursuing new opportunities to adapt our proven technologies to meet the needs of emerging applications such as defense, aerospace, food and beverage, and industrial decontamination.

Fiscal 2008 third quarter and year to date revenues were $314.0 million and $889.9 million, respectively, representing increases of 5.0% from each of the same prior year periods. Revenue growth in the third quarter and first nine months of fiscal 2008 was driven by increased revenues in all three business segments.

Our gross margin percentages were 41.5% and 41.9% for the third quarter and first nine months of fiscal 2008, respectively, representing decreases of 120 basis points and 60 basis points, respectively, from the same prior year periods. Gross margins during both fiscal 2008 periods benefited from price increases and labor savings from the transfer of our manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico, but the benefits were more than offset by increases in the costs of raw materials and inflationary increases in labor and transportation costs.

Free cash flow was $60.1 million in the first nine months of fiscal 2008 compared to $10.9 million in the same prior year period. The fiscal 2007 year-to-date free cash flow level was impacted by working capital changes, including approximately $27.6 million in payments to the IRS for taxes previously recognized. Our debt-to-capital ratio increased to 15.0% at December 31, 2007 from 11.6% at March 31, 2007, reflecting increased borrowings utilized to fund working capital changes and common share repurchases. During the first nine months of fiscal 2008, we paid for the repurchase of approximately 3.4 million common shares at an average purchase price per share of $28.24. During the first nine months of fiscal 2007, we paid for the repurchase of approximately 2.6 million common shares at an average purchase price per share of $23.06. We also declared and paid quarterly cash dividends totaling $0.17 per common share in the first nine months of fiscal 2008. In the first nine months of fiscal 2007, we declared and paid quarterly cash dividends totaling $0.13 per common share.

Additional information regarding our fiscal 2008 third quarter and year to date financial performance is included in the subsection below titled “Results of Operations.”

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

During the third quarter and first nine months of fiscal 2008, we recorded pre-tax expenses of $1.3 million and $4.6 million, including $1.0 million and $3.1 million classified as restructuring expenses, respectively. During the third quarter and first nine months of fiscal 2007, we recorded pre-tax expenses of $3.0 and $8.7 million, including $1.7 and $3.9 million classified as restructuring expenses, respectively. The expenses recorded in each year primarily related to accelerated depreciation of assets, compensation and severance, and termination benefits related to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico.

During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations. This plan included closing sales offices in Nanterre, France and Stockholm, Sweden and reducing the workforce in certain European support functions in an effort to improve our cost structure in Europe. At that time, we recorded pre-tax expenses of $1.6 million related to the European restructuring plan, primarily related to compensation and severance costs. During the first nine months of fiscal 2008, we did not incur any expenses related to the European restructuring plan and settled certain severance and lease termination costs for less than originally expected.

Business Dispositions. On October 31, 2005, we sold our freeze dryer (lyophilizer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). As a result of the sale, we recognized an after-tax gain of approximately $7.3 million. The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences segment. As transaction costs were finalized, we recorded gains from the sale of this product line during the third quarter and first nine months of fiscal 2007, of $0.4 million and $1.1 million, respectively. The gains are presented in our consolidated financial statements as a discontinued operation, net of tax.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2008, our revenues were favorably impacted by $5.4 million, or 1.8%, and income before taxes was unfavorably impacted by $0.7 million, or 2.0%, compared with the same period in fiscal 2007, as a result of foreign currency fluctuations. During the first nine months of fiscal 2008, our revenues were favorably impacted by $10.9 million, or 1.2%, and income before taxes was unfavorably impacted by $3.1 million, or 3.7%, as compared to the same prior year period, as a result of foreign currency fluctuations.

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2008 compared with the same fiscal 2007 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table contains information regarding our revenues for the third quarter and first nine months of fiscal 2008 and 2007:

	Three Months Ended December 31,		Change	Percent Change	Percent of Total Revenues
(dollars in thousands)	2007	2006			2007 (1)	2006 (1)
Capital Revenues	$129,025	$127,624	$1,401	1.1%	41.1%	42.7%
Consumable Revenues	72,718	65,321	7,397	11.3%	23.2%	21.8%

Product Revenues	201,743	192,945	8,798	4.6%	64.3%	64.5%
Service Revenues	112,231	106,022	6,209	5.9%	35.7%	35.5%

Total Revenues	$313,974	$298,967	$15,007	5.0%	100.0%	100.0%

Service Revenues	$112,231	$106,022	$6,209	5.9%	35.7%	35.5%
Consumable Revenues	72,718	65,321	7,397	11.3%	23.2%	21.8%

Recurring Revenues	184,949	171,343	13,606	7.9%	58.9%	57.3%
Capital Revenues	129,025	127,624	1,401	1.1%	41.1%	42.7%

Total Revenues	$313,974	$298,967	$15,007	5.0%	100.0%	100.0%

United States	$238,988	$227,792	$11,196	4.9%	76.1%	76.2%
International	74,986	71,175	3,811	5.4%	23.9%	23.8%

Total Revenues	$313,974	$298,967	$15,007	5.0%	100.0%	100.0%

	Nine Months Ended December 31,		Change	Percent Change	Percent of Total Revenues
	2007	2006			2007 (1)	2006 (1)
Capital Revenues	$345,910	$342,781	$3,129	0.9%	38.9%	40.4%
Consumable Revenues	210,653	195,298	15,355	7.9%	23.7%	23.0%

Product Revenues	556,563	538,079	18,484	3.4%	62.5%	63.5%
Service Revenues	333,357	309,491	23,866	7.7%	37.5%	36.5%

Total Revenues	$889,920	$847,570	$42,350	5.0%	100.0%	100.0%

Service Revenues	$333,357	$309,491	$23,866	7.7%	37.5%	36.5%
Consumable Revenues	210,653	195,298	15,355	7.9%	23.7%	23.0%

Recurring Revenues	544,010	504,789	39,221	7.8%	61.1%	59.6%
Capital Revenues	345,910	342,781	3,129	0.9%	38.9%	40.4%

Total Revenues	$889,920	$847,570	$42,350	5.0%	100.0%	100.0%

United States	$688,443	$662,973	$25,470	3.8%	77.4%	78.2%
International	201,477	184,597	16,880	9.1%	22.6%	21.8%

Total Revenues	$889,920	$847,570	$42,350	5.0%	100.0%	100.0%

(1) Certain percentages may not calculate precisely due to rounding.

Quarter over Quarter Comparison

Revenues increased $15.0 million, or 5.0%, to $314.0 million for the quarter ended December 31, 2007, as compared to $299.0 million for the comparable prior year quarter. The increase was driven primarily by a 7.9% increase in recurring revenues resulting from growth of 11.3% and 5.9% in consumable revenues and service revenues, respectively. Capital revenues increased $1.4 million quarter over quarter as revenues increased in the United States and in the Asia Pacific region to more than offset declines in Europe and Canada.

International revenues increased $3.8 million, or 5.4%, to $75.0 million, for the quarter ended December 31, 2007, as compared to $71.2 million for the comparable prior year quarter. International revenues were positively impacted by recurring revenue growth within both the Healthcare and Life Sciences segments with increases of 20.9% and 14.7%, respectively. Growth in capital revenues within the Healthcare segment of 5.6% was more than offset by a decline in Life Sciences capital revenues.

United States revenues increased $11.2 million, or 4.9%, to $239.0 million, for the quarter ended December 31, 2007, as compared to $227.8 million for the comparable prior year quarter. United States revenues were positively impacted by recurring revenue growth in all three business segments with increases of 7.0%, 3.2%, and 4.5% in the Healthcare, Life Sciences, and Isomedix Services segments, respectively. Capital revenues also grew within the Life Sciences segment with an increase of 38.9%, partially offset by a decline in the Healthcare segment’s capital revenues.

Year over Year Comparison

Revenues increased $42.3 million, or 5.0%, to $889.9 million for the first nine months of fiscal 2008, as compared to $847.6 million for the same prior year period. Recurring revenues increased 7.8%, reflecting growth in consumable revenues and service revenues, with increases of 7.9% and 7.7%, respectively. Capital revenues were relatively flat, with an increase of 0.9%.

International revenues for the first nine months of fiscal 2008 amounted to $201.5 million, an increase of $16.9 million, or 9.1%, as compared to the first nine months of fiscal 2007. International revenues were positively impacted by strong recurring revenue growth within both the Healthcare and Life Sciences segments, with increases of 17.8% and 16.4%, respectively. Capital revenues also grew within the Healthcare segment with an increase of 7.7%, partially offset by a decline in Life Sciences capital revenues.

United States revenues for the first nine months of fiscal 2008 amounted to $688.4 million, an increase of $25.5 million, or 3.8%, as compared to the first nine months of fiscal 2007. Strong underlying demand for our service offerings and consumable products in all three segments, combined with growth in capital revenues in the Life Sciences segment more than offset a decline in capital revenues in the Healthcare segment.

Revenues are further discussed on a segment basis in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table contains information regarding our gross profit for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Gross Profit:
Product	$81,821	$80,873	$948	1.2%
Service	48,378	46,828	1,550	3.3%

Total Gross Profit	$130,199	$127,701	$2,498	2.0%

Gross Profit Percentage:
Product	40.6%	41.9%
Service	43.1%	44.2%

Total Gross Profit Percentage	41.5%	42.7%

	Nine Months Ended December 31,		Change	Percent Change
	2007	2006
Gross Profit:
Product	$226,520	$224,367	$2,153	1.0%
Service	146,061	135,470	10,591	7.8%

Total Gross Profit	$372,581	$359,837	$12,744	3.5%

Gross Profit Percentage:
Product	40.7%	41.7%
Service	43.8%	43.8%

Total Gross Profit Percentage	41.9%	42.5%

Our gross profit (margin) is affected by the volume, pricing, and mix of our products and services, as well as, the costs associated with the products and services that are sold. Gross margin for the third quarter of fiscal 2008 amounted to 41.5%, representing a decrease of 120 basis points as compared to the same prior year period. For the first nine months of fiscal 2008, gross margin amounted to 41.9%, representing a decrease of 60 basis points as compared to the same prior year period. We benefited from price increases and labor savings from the transfer of our manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico in both fiscal 2008 periods, but the benefits were more than offset by increases in raw materials costs and inflationary increases in labor and transportation costs.

Operating Expenses. The following table contains information regarding our operating expenses for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Operating Expenses:
Selling, General, and Administrative	$85,612	$82,594	$3,018	3.7%
Research and Development	10,173	8,078	2,095	25.9%
Restructuring Expense	952	3,179	(2,227)	(70.1)%

Total Operating Expenses	$96,737	$93,851	$2,886	3.1%

	Nine Months Ended December 31,		Change	Percent Change
	2007	2006
Operating Expenses:
Selling, General, and Administrative	$260,100	$243,789	$16,311	6.7%
Research and Development	27,963	24,756	3,207	13.0%
Restructuring Expense	3,041	5,442	(2,401)	(44.1)%

Total Operating Expenses	$291,104	$273,987	$17,117	6.2%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A decreased 30 basis points to 27.3% for the third quarter of fiscal 2008 and increased 40 basis points to 29.2% for the first nine months of fiscal 2008, as compared to the same prior year periods. The increase in SG&A spending reflects investments in the development and marketing of new products along with added selling expenses for growth initiatives.

As a percentage of total revenues, research and development expenses were 3.2% and 3.1% for the three and nine months ended December 31, 2007, respectively, as compared to 2.7% and 2.9%, respectively, for the same prior year periods. For the three and nine months ended December 31, 2007, research and development expenses increased 25.9% and 13.0% to $10.2 million and $28.0 million, respectively, as compared to $8.1 million and $24.8 million, respectively, during the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological innovations. During the third quarter and first nine months of fiscal 2008, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of delivery systems in the defense and industrial areas, sterile processing combination technologies, surgical tables and accessories, and in the areas of emerging infectious agents such as Prions and Nanobacteria.

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

During the third quarter and first nine months of fiscal 2008, we recorded pre-tax expenses of $1.3 million and $4.6 million, respectively, including $1.0 million and $3.1 million classified as restructuring expenses, respectively. During the third quarter and first nine months of fiscal 2007, we recorded pre-tax expenses of $3.0 million and $8.7 million, respectively, including $1.7 million and $3.9 million classified as restructuring expenses, respectively. The expenses primarily relate to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico, which was part of the Fiscal 2006 Restructuring Plan. These costs are primarily associated with the Healthcare business segment. Since the inception of the Fiscal 2006 Restructuring Plan, we have incurred restructuring expenses of $33.3 million, with restructuring expenses of $32.9 million and $0.4 million related to the Healthcare and Life Sciences segments, respectively.

We anticipate incurring approximately an additional $1.0 million in restructuring expenses during the remainder of fiscal 2008 in connection with the transfer of the manufacturing operations to Mexico. Restructuring expenses to be incurred include asset write-offs, severance, and other expenses.

During the third quarter of fiscal 2007, we adopted the European Restructuring Plan, which included closing our Nanterre, France and Stockholm, Sweden sales offices and rationalizing certain European support functions. We recorded $1.6 million in restructuring expenses related to this plan during the third quarter of fiscal 2007. During the third quarter and first nine months of fiscal 2008, we did not incur any additional restructuring expenses related to the European Restructuring Plan and settled certain termination benefits for less than originally expected.

Since the inception of the European Restructuring Plan, we have incurred restructuring expenses of $1.7 million, with restructuring expenses of $1.2 million and $0.5 million related to the Healthcare and Life Sciences segments, respectively, primarily related to severance and termination benefits. We continue to evaluate our European operations for opportunities to enhance performance, but we have not committed to any additional specific restructuring actions.

The following tables summarize the total restructuring expenses we recorded for the third quarter of fiscal 2008 and fiscal 2007:

Three Months Ended December 31, 2007	Fiscal 2006 Restructuring Plan
Severance, payroll and other related costs	$(163)
Asset impairment and accelerated depreciation	822
Other	293

Total restructuring charges	$952

Three Months Ended December 31, 2006	Fiscal 2006 Restructuring Plan	European Restructuring Plan	Total
Severance, payroll and other related costs	$739	$1,276	$2,015
Lease termination costs	—	219	219
Asset impairment and accelerated depreciation	765	105	870
Other	75	—	75

Total restructuring charges	$1,579	$1,600	$3,179

The following tables summarize the total restructuring expenses we recorded for the first nine months of fiscal 2008 and fiscal 2007:

Nine Months Ended December 31, 2007	Fiscal 2006 Restructuring Plan	European Restructuring Plan	Total
Severance, payroll and other related costs	$168	$(24)	$144
Lease termination costs	(13)	(11)	(24)
Asset impairment and accelerated depreciation	2,622	—	2,622
Other	299	—	299

Total restructuring charges	$3,076	$(35)	$3,041

Nine Months Ended December 31, 2006	Fiscal 2006 Restructuring Plan	European Restructuring Plan	Total
Severance, payroll and other related costs	$1,717	$1,276	$2,993
Lease termination costs	—	219	219
Asset impairment and accelerated depreciation	2,034	105	2,139
Other	91	—	91

Total restructuring charges	$3,842	$1,600	$5,442

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The following tables summarize our liabilities related to restructuring activities:

	Fiscal 2006 Restructuring Plan
	March 31, 2007	Fiscal 2008		December 31, 2007
		Provision	Payments
Severance and termination benefits	$1,799	$156	$(846)	$1,109
Lease termination obligation	157	(13)	(144)	—

Total	$1,956	$143	$(990)	$1,109

	European Restructuring Plan
	March 31, 2007	Fiscal 2008		December 31, 2007
		Provision	Payments
Severance and termination benefits	$638	$(34)	$(569)	$35
Lease termination obligation	219	(11)	(94)	114
Fixed asset impairment	105	—	(60)	45

Total	$962	$(45)	$(723)	$194

Non-Operating Expense, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our non-operating expense (income), net for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Change
(dollars in thousands)	2007	2006
Non-Operating Expense, Net:
Interest Expense	$1,516	$1,714	$(198)
Interest and Miscellaneous Income	(581)	(591)	10

Total Non-Operating Expense, Net	$935	$1,123	$(188)

	Nine Months Ended December 31,		Change
	2007	2006
Non-Operating Expense, Net:
Interest Expense	$4,229	$5,859	$(1,630)
Interest and Miscellaneous Income	(1,657)	(2,071)	414

Total Non-Operating Expense, Net	$2,572	$3,788	$(1,216)

Interest expense decreased $0.2 million and $1.6 million during the third quarter and first nine months of fiscal 2007, respectively, as compared to the prior year periods as a result of lower average debt levels and lower average interest rates during both fiscal 2008 periods. Interest and miscellaneous income was relatively flat for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. For the first nine months of fiscal 2008, interest and miscellaneous income decreased $0.4 million. This decrease was due to lower average cash balances during the first nine months of fiscal 2008, which resulted in a smaller amount of interest earnings on those balances.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Income Tax Expense	$10,751	$11,859	$(1,108)	(9.3)%
Effective Income Tax Rate	33.1%	36.2%

	Nine Months Ended December 31,		Change	Percent Change
	2007	2006
Income Tax Expense	$27,908	$30,773	$(2,865)	(9.3)%
Effective Income Tax Rate	35.4%	37.5%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and nine months ended December 31, 2007 were 33.1% and 35.4%, respectively, as compared to 36.2% and 37.5%, respectively, for the same prior year periods. The lower effective income tax rate for the three and nine months ended December 31, 2007 resulted principally from a favorable impact relating to the United States manufacturing deduction and favorable discrete item adjustments relating to various international and United States tax audit matters.

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

Business Segment Results of Operations. We operate and report in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007 provides additional information about each business segment. The following table compares business segment revenues for the three and nine months ended December 31, 2007 to the three and nine months ended December 31, 2006:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Revenues:
Healthcare	$220,451	$209,807	$10,644	5.1%
Life Sciences	58,968	56,062	2,906	5.2%
STERIS Isomedix Services	34,555	33,098	1,457	4.4%

Total Revenues	$313,974	$298,967	$15,007	5.0%

	Nine Months Ended December 31,		Change	Percent Change
	2007	2006
Revenues:
Healthcare	$622,826	$594,032	$28,794	4.8%
Life Sciences	162,274	154,394	7,880	5.1%
STERIS Isomedix Services	104,820	99,144	5,676	5.7%

Total Revenues	$889,920	$847,570	$42,350	5.0%

Healthcare Segment

Healthcare segment revenues represented 70.2% of total revenues for the third quarter of fiscal 2008 and the third quarter of fiscal 2007. Healthcare revenues increased $10.6 million, or 5.1%, to $220.5 million for the quarter ended December 31, 2007, compared with $209.8 million for the third quarter of fiscal 2007. The increase in Healthcare revenues was driven by strong consumable revenue growth of 12.2%, with growth of 8.9% within the United States and 24.9% internationally, and service revenue growth of 7.1%. Capital revenues were essentially flat for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007, largely due to a slower than anticipated ramp-up in production at the Monterrey, Mexico manufacturing facility. Demand remains strong, as reflected in the segment’s order growth and record backlog levels. At December 31, 2007, the Healthcare segment’s backlog amounted to a record $107.3 million. This represents an increase of $13.3 million, or 14.2%, compared to the backlog of $94.0 million at September 30, 2007 and an increase of $19.2 million, or 21.8%, compared to the backlog of $88.1 million at December 31, 2006.

Healthcare segment revenues represented 70.0% of total revenues for the first nine months of fiscal 2008 compared with 70.1% for the same prior year period. Healthcare revenues increased $28.8 million, or 4.8%, to $622.8 million for the nine months ended December 31, 2007, as compared to $594.0 million for the same prior year period. The increase is attributable to strong growth in consumable revenues and service revenues of 8.3% and 8.1%, respectively. The consumable revenues growth was driven by increases of 5.6% within the United States and 18.6% globally. The service revenues growth was driven by increases within the United States, Canada, and Europe of 6.4%, 25.2%, and 14.3%, respectively. Capital revenues grew 1.0% for the first nine months of fiscal 2008 as compared to the same prior year period.

Life Sciences Segment

Life Sciences segment revenues represented 18.8% of total revenues for the third quarter of fiscal 2008 and the third quarter of fiscal 2007. Life Sciences revenues increased $2.9 million, or 5.2%, to $59.0 million for the quarter ended December 31, 2007, as compared to $56.1 million for the third quarter of fiscal 2007. The increase in Life Sciences revenues was driven by increases in consumable revenues, service revenues, and capital revenues of 7.5%, 4.8%, and 4.4%, respectively. The growth in consumable revenues and service revenues reflects increases in the United States and European markets. Capital revenues reflect a 38.9% increase in the United States, resulting from an improvement in the research equipment business. In the prior year period, the Life Sciences segment’s capital revenues were unfavorably impacted by a competitive environment in the United States research equipment business. While the segment experienced growth in capital revenues from the research equipment business, delayed project activity among customers in pharmaceutical manufacturing affected capital equipment revenues during the third quarter of fiscal 2008. The Life Sciences segment’s backlog at December 31, 2007 amounted to a record $58.3 million, an increase of $0.5 million, or 0.8%, as compared to the backlog of $57.8 million at September 30, 2007 and an increase of $13.4 million, or 29.8%, as compared to the backlog of $44.9 million at December 31, 2006.

Life Sciences segment revenues represented 18.2% of total revenues for the first nine months of fiscal 2008 and the first nine months of fiscal 2007. Life Sciences revenues increased $7.9 million, or 5.1%, to $162.3 million for the first nine months of fiscal 2008, as compared to $154.4 million for the same prior year period. The increase in Life Sciences revenues was driven by an 8.6% increase in recurring revenues. Life Sciences capital revenues grew slightly at 0.4%, as growth in the United States and Asia Pacific markets was partially offset by declines in the Canadian and European markets.

STERIS Isomedix Services Segment

STERIS Isomedix Services segment revenues represented 11.0% of total revenues for the third quarter of fiscal 2008 and fiscal 2007. The segment’s revenues increased $1.5 million, or 4.4%, to $34.6 million during the third quarter of fiscal 2008, as compared to $33.1 million during the same prior year quarter. The increase in the segment’s revenues resulted from an increase in demand from our core medical device customers and routine price increases.

STERIS Isomedix Services segment revenues represented 11.8% of total revenues for the first nine months of fiscal 2008 as compared to 11.7% for the same prior year period. The segment experienced revenue growth of $5.7 million, or 5.7%, to $104.8 million during the first nine months of fiscal 2008 as compared to $99.1 million for the same prior year period. The increase in revenues was primarily driven by an increase in demand from our core medical device customers and routine price increases.

The following table compares our business segment operating income for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended December 31,			Percent Change
(dollars in thousands)	2007	2006	Change
Operating Income:
Healthcare	$26,222	$25,598	$624	2.4%
Life Sciences	813	2,534	(1,721)	(67.9)%
STERIS Isomedix Services	6,427	5,718	709	12.4%

Total Operating Income	$33,462	$33,850	$(388)	(1.1)%

	Nine Months Ended December 31,		Change	Percent Change
	2007	2006
Operating Income:
Healthcare	$59,952	$67,142	$(7,190)	(10.7)%
Life Sciences	1,391	1,496	(105)	(7.0)%
STERIS Isomedix Services	20,134	17,212	2,922	17.0%

Total Operating Income	$81,477	$85,850	$(4,373)	(5.1)%

Segment operating income is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution, corporate, and research and development expenses. Corporate cost allocations are based on each segment’s portion of revenues, headcount, or other variables in relation to the total company. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment.

Healthcare Segment

The Healthcare segment’s operating income increased $0.6 million and decreased $7.2 million for the third quarter and first nine months of fiscal 2008, respectively, as compared to the same prior year periods. The segment’s operating margins were 11.9% and 9.6% for the third quarter and first nine months of fiscal 2008, respectively, representing decreases of 30 basis points and 170 basis points, respectively, as compared to the same prior year periods. Improved pricing and labor savings gained from the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico were more than offset in the third quarter and the first nine months of fiscal 2008 by significant increases in raw material costs and inflationary increases in labor and transportation costs over the same prior year periods. During both fiscal 2008 periods, the Healthcare segment also incurred higher operating costs related to sales channel and marketing investments for new product offerings and increased research and development expenses.

Life Sciences Segment

The Life Sciences segment’s operating income decreased $1.7 million and $0.1 million for the third quarter and first nine months of fiscal 2008, respectively, as compared to the same prior year periods. The segment’s operating margins were 1.4% and 0.9% for the third quarter and first nine months of fiscal 2008, respectively, representing decreases of 310 basis points and 10 basis points, respectively, as compared to the same prior year periods. The decline in operating performance was primarily driven by higher research and development costs related to product enhancements and by foreign currency exchange translation.

STERIS Isomedix Services Segment

The STERIS Isomedix Services segment’s operating income increased $0.7 million and $2.9 million for the third quarter and first nine months of fiscal 2008, respectively, as compared to the same prior year periods. The segment’s operating margins were 18.6% and 19.2% for the third quarter and first nine months of fiscal 2008, respectively, representing increases of 130 basis points and 180 basis points, respectively, over the same prior year periods. The segment’s margins reflect contracted price increases and increased volumes on a relatively fixed cost base.

Liquidity and Capital Resources. The following table summarizes significant components of our cash flows for the nine months ended December 31, 2007 and 2006:

Cash Flows

	Nine Months Ended December 31,
(dollars in thousands)	2007	2006
Operating activities:
Net income	$50,997	$52,347
Non-cash items	36,900	45,192
Changes in operating assets and liabilities	6,605	(56,168)

Net cash provided by operating activities	$94,502	$41,371

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(39,142)	$(33,066)
Proceeds from the sale of property, plant and equipment	4,740	2,577
Proceeds from the sale of discontinued operations	—	2,927

Net cash used in investing activities	$(34,402)	$(27,562)

Financing activities:
Proceeds under credit facilities, net	$31,925	$11,440
Payments on long-term obligations and capital leases, net	(500)	(1,436)
Repurchases of common shares	(94,758)	(59,628)
Cash dividends paid to common shareholders	(10,910)	(8,508)
Stock option and other equity transactions, net	14,131	8,186

Net cash used in financing activities	$(60,112)	$(49,946)

Debt-to-captial ratio	15.0%	14.5%
Free cash flow	$60,100	$10,882

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $94.5 million for the first nine months of fiscal 2008 compared with $41.4 million for the first nine months of fiscal 2007. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items- Our non-cash items include depreciation, depletion, and amortization, share-based compensation expense, losses on the disposal of property, plant, equipment, and intangibles, changes in deferred income taxes, gains on the sale of discontinued operations, and other items. Non-cash items were $36.9 million for the first nine months of fiscal 2008 compared with $45.2 million for the first nine months of fiscal 2007. Significant changes in these items for the first half of fiscal 2008 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization- Depreciation, depletion, and amortization expense is the most significant component of non-cash items. This expense totaled $47.5 million and $44.3 million for the first nine months of fiscal 2008 and 2007, respectively. The $3.2 million increase in this expense was primarily the result of capital purchases in support of research efforts and increased material purchases for our Isomedix Services segment.

•	Loss on the disposal of property, plant equipment, and intangibles, net- During the first nine months of fiscal 2008, we recorded a loss of $1.0 million for the disposal of property, plant,

equipment, and intangibles, compared with $0.7 million for the same prior year period. During both periods, this expense was primarily related to the disposal of certain assets included in the Fiscal 2006 Restructuring Plan.

•

Share-based compensation expense- We recorded non-cash share-based compensation expense of $6.5 million and $8.9 million for the first nine months of fiscal 2008 and fiscal 2007, respectively. The decline of $2.4 million reflects a decline in the number of options subject to amortization in the current fiscal year.

•

Deferred income taxes- Our deferred income tax benefits increased $17.3 million for the first nine months of fiscal 2008, compared with an increase of $7.1 million for the first nine months of fiscal 2007. Deferred income tax balances in fiscal 2008 include $8.4 million for the effect of adopting FIN No. 48 and the effect of the timing and recognition of settlements occurring during the period.

•

Gain on the sale of discontinued operations- During the first nine months of fiscal 2007, we recorded a gain on the sale of discontinued operations totaling $1.1 million for the October 31, 2005 sale of our freeze dryer product line.

•

Working Capital- Excluding the impact of foreign currency translation adjustments, changes to our working capital amounted to $6.6 million and a negative $56.2 million during the first nine months of fiscal 2008 and fiscal 2007, respectively. Significant changes in our working capital for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 are summarized below:

•

Accounts receivable, net- Our net accounts receivable balances decreased $55.4 million during the first nine months of fiscal 2008 as compared to a net decrease of $39.1 million for the same prior year period. Our accounts receivable balances may change from period to period due to the timing of revenues and customer payments. Accounts receivable days sales outstanding decreased to 59 days at December 31, 2007, from 77 days and 64 days at March 31, 2007 and December 31, 2006, respectively. The decrease in the balance of accounts receivable and days sales outstanding from the March 31, 2007 level is reflective of lower revenues for the third quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 and improvements in collections.

•

Inventories, net- Our net inventory balances increased $25.8 million during the first nine months of fiscal 2008 as compared to an increase of $32.3 million for the same prior year period. Inventory balances in fiscal 2008 increased as a result of the impact of increased raw material costs, new product and service initiatives, and targeted inventory production levels in anticipation of increased volumes during the fourth quarter of the fiscal year.

•

Other current assets- Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Other current assets decreased $1.4 million during the first nine months of fiscal 2008. The $16.5 million increase during the first nine months of fiscal 2007 was primarily driven by a $17.5 million tax payment made during the first quarter of fiscal 2007 which remains on deposit with the IRS, subject to final resolution of certain matters under audit.

•

Accounts payable, net- Our net accounts payable balances decreased $15.2 million during the first nine months of fiscal 2008 as compared to a decrease of $26.9 million for the same prior year period. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net- Our net accruals and other liabilities balances decreased $9.2 million during the first nine months of fiscal 2008, primarily reflecting payments made in the first quarter of fiscal 2008 against amounts accrued in fiscal 2007 for incentive compensation. During the first nine months of fiscal 2007, our net accruals and other liabilities balances decreased $19.5 million, primarily due to the application of approximately $13.0 million in tax payments made in the first nine months of the year to open tax years, a $3.1 million contribution we made to our United States defined benefit pension plan in September 2006, and an additional $3.0 million for the settlement of a fiscal 2006 accrual for the termination of certain long-term marketing contracts. Cash flows related to our accruals and other liabilities balances will change from period to period due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities. The net cash we used in investing activities amounted to $34.4 million for the first nine months of fiscal 2008 compared with $27.6 million for the first nine months of fiscal 2007. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007:

•

Purchases of property, plant, equipment, and intangibles, net- Capital expenditures were $39.1 million compared with $33.1 million during the same prior year period. Increased capital spending levels during the first nine months of fiscal 2008 resulted primarily from a planned expansion at one of our STERIS Isomedix Services facilities.

•

Proceeds from the sale of property, plant and equipment- In fiscal 2008, these proceeds include $4.7 million we received in the third quarter from the sale of our manufacturing facility located in Erie, Pennsylvania. In fiscal 2007, these proceeds include $2.4 million we received in the third quarter from the sale of a building located in Nogales, Arizona.

•

Proceeds from the sale of discontinued operations- During the first nine months of fiscal 2007, we recorded additional proceeds of $2.9 million for the October 31, 2005 sale of our freeze dryer product line.

Net Cash Used In Financing Activities. The net cash we used in financing activities totaled $60.1 million for the first nine months of fiscal 2008 compared with $49.9 million for the first nine months of fiscal 2007. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007:

•

Net proceeds under credit facilities- We borrowed $31.9 million and $11.4 million under our revolving credit facilities during the first nine months of fiscal 2008 and fiscal 2007, respectively. Proceeds borrowed are generally used to fund share repurchases and working capital changes.

•

Repurchases of common shares- The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first nine months of fiscal 2008, we paid for the repurchase of 3,355,331 of our common shares at an average purchase price of $28.24 per common share. During the first nine months of fiscal 2007, we paid for the repurchase of 2,585,300 of our common shares at an average purchase price of $23.06 per common share.

•

Cash dividends paid to common shareholders- During the first nine months of fiscal 2008 and fiscal 2007, we paid cash dividends totaling $0.17 and $0.13 per outstanding common share, respectively. Total cash dividends paid during the first nine months of fiscal 2008 and fiscal 2007 amounted to $10.9 million and $8.5 million, respectively.

•

Stock option and other equity transactions, net- We receive cash for issuing common shares under our various employee stock option programs. During the first nine months of fiscal 2008 and 2007, cash proceeds from the issuance of common shares under these programs totaled $11.5 million and $6.7 million, respectively.

Cash Flow Measures. Free cash flow was $60.1 million in the first nine months of fiscal 2008 compared to $10.9 million in the first nine months of fiscal 2007. Free cash flow for the first nine months of fiscal 2007 was impacted by working capital changes, including approximately $27.6 million in payments to the IRS for taxes previously recognized. Our debt-to-capital ratio increased to 15.0% at December 31, 2007 from 11.6% at March 31, 2007 reflecting increased borrowings utilized to fund working capital changes and common share repurchases.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 30, 2007. Our commercial commitments were approximately $29.3 million at December 31, 2007, reflecting an increase of $3.4 million in surety bonds and other commercial commitments from March 31, 2007. Our contractual commitments have not changed materially from March 31, 2007.

On September 13, 2007, we signed the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with KeyBank National Association, as administrative agent for the lending institutions that are parties to the Credit Agreement (the “Agent”), and the other lenders that may from time to time be a party to the Credit Agreement. This Credit Agreement amended, restated, and replaced our Amended and Restated Credit Agreement dated March 29, 2004, as amended, which was to mature in June 2010. The Credit Agreement matures on September 13, 2012 and provides $400.0 million of credit, which may be increased by up to an additional $100.0 million in specified circumstances, for borrowings and letters of credit. A floating interest rate is applied to amounts borrowed as defined in the Credit Agreement or a fixed rate may be applied based on the Eurodollar Rate or other defined currency rate, plus a margin based on our leverage ratio. Interest is payable quarterly or at the end of the interest period, if shorter. We may prepay floating rate loans without paying a penalty, but we may be required to pay a penalty for prepaying fixed rate loans. The Credit Agreement also allows us to make short term swing loan borrowings not to exceed $35.0 million, with an interest rate equal to the Agent’s cost of funds plus a margin. Our obligations under the Credit Agreement are unsecured but guaranteed by our material domestic subsidiaries.

At December 31, 2007, the maximum amount available under this Credit Agreement was $348.0 million. The maximum commitment limit of $400.0 million under the Credit Agreement is reduced by outstanding borrowings ($31.9 million) and letters of credit issued ($20.1 million) under a sub-limit within the Credit Agreement.

In December 2003, we issued $100,000 of senior notes in a private placement (the “December 2003 Private Placement”) to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. We used the proceeds to pay down the outstanding balance of our revolving credit facility and invested the remaining balance in short-term marketable securities. Of the $100,000 notes, $40,000 had a maturity of five years at an annual interest rate of 4.20%, another $40,000 had a maturity of ten years at an annual interest rate of 5.25%, and the remaining $20,000 had a maturity of twelve years at an annual interest rate of 5.38%. Therefore, payment of the first $40,000 of notes is due in December 2008. However, we have excluded the liabilities for these notes from the “Current portion of long-term indebtedness” on the accompanying Consolidated Balance Sheet as of December 31, 2007 because it is our intention to refinance this amount with proceeds of borrowings available to us under the Credit Agreement outlined above.

Cash Requirements. Currently, we intend to use our existing cash and cash equivalent balances, cash generated from operations, and our existing Credit Agreement for short-term and long-term capital expenditures and our other liquidity needs. We believe that these amounts will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, our capital requirements will depend on many uncertain factors, including our rate of sales growth, our customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, and changes in our operating expenses. To the extent that our existing sources of cash are insufficient to fund our future activities, we may need to raise additional funds through additional borrowings or selling equity securities. We cannot assure you that we will be able to obtain additional funds on terms favorable to us, or at all.

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

We record tax accruals for tax positions taken or expected to be taken in a tax return in accordance with the provisions of FIN No. 48. If we were to prevail in matters for which accruals have been established, or are required to pay amounts in excess of established accruals, our effective income tax rate in a given financial statement period could be materially impacted.

International Operations. Since we conduct operations outside the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2008, our revenues were favorably impacted by $5.4 million, or 1.8%, and income before taxes was unfavorably impacted by $0.7 million, or 2.0%, when compared to the same period in fiscal 2007, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2008, our revenues were favorably impacted by $10.9 million, or 1.2%, and income before taxes was unfavorably impacted by $3.1 million, or 3.7%, when compared to the same period in fiscal 2007, as a result of foreign currency movements relative to the U.S. dollar. We have taken steps to reduce this foreign currency volatility by converting foreign currency denominated inter-company loans to equity for certain legal entities. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

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

Availability of Securities and Exchange Commission Filings. We make available free of charge on or through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after such materials are filed with or furnished to the SEC. You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. The information on our website is not incorporated by reference into this report. You may also obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or by accessing the SEC’s website at http://www.sec.gov. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input our management, the PEO and PFO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe there have been no material recent developments concerning our legal proceedings since March 31, 2007 and no new material pending legal proceedings are required to be reported, as of the end of the quarterly period ending December 31, 2007.

ITEM 1A. RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, filed with the SEC on May 30, 2007, that would materially affect our business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 2008, we repurchased 1,453,200 of our common shares. These repurchases were pursuant to a single repurchase program, authorizing the repurchase of up to $300 million of our common shares, which was approved by the Company’s Board of Directors and announced on July 26, 2007 and does not have a stated maturity date. The following table summarizes the common shares repurchased during the third quarter of fiscal 2008 under our common share repurchase program:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1-31	342,100	$28.43	342,100	$255,888,034
November 1-30	640,800	$27.44	640,800	$238,302,643
December 1-31 (1)	470,300	$28.34	470,300	$224,972,401

Total	1,453,200	$27.97	1,453,200	$224,972,401

(1)	Includes 51,200 shares repurchased at an average price of $29.40 per share that were not settled until January 2008.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ MICHAEL J. TOKICH
Michael J. Tokich
Vice President and Corporate Controller
February 8, 2008

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