Form 10-K
period 2008-03-31
STERIS CORP
filed 2008-05-30
CIK 815065

United States Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 2007: $1,727,445,834

The number of Common Shares outstanding as of May 14, 2008: 58,543,609

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting – Part III

PART I

Throughout this Annual Report, STERIS Corporation and its subsidiaries together are called “STERIS,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year, which ends on March 31. For example, fiscal year 2008 ended on March 31, 2008.

ITEM 1.	BUSINESS

INTRODUCTION

STERIS Corporation is a leading provider of infection prevention and surgical products and services, focused primarily on the critical markets of healthcare, pharmaceutical and research. Our mission is to provide a healthier today and a safer tomorrow through knowledgeable people and innovative infection prevention, decontamination and health science technologies, products and services. We offer our Customers a unique mix of capital products, such as: sterilizers and surgical tables; consumable products, such as detergents and skin care products; and services, including equipment installation and maintenance; as well as the bulk sterilization of single-use medical devices.

We were founded as Innovative Medical Technologies in Ohio in 1985, and renamed STERIS Corporation in 1987. However, some of our businesses that have been acquired and integrated into STERIS, notably American Sterilizer Company, have much longer operating histories. With global headquarters in Mentor, Ohio, we have approximately 5,300 employees worldwide and operate in more than 60 countries. We have a direct sales force of approximately 500 and a service organization of over 1,000 who work diligently to ensure that we are meeting the increasingly complex needs of our Customers.

As a result of organizational changes within the Life Sciences segment announced in fiscal 2008, we changed our methodology for reporting segments. The Defense and Industrial business unit, which contains businesses in early development stages, is no longer a component of the Life Sciences segment. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie manufacturing operation. Fiscal 2007 and fiscal 2006 amounts have been reclassified to reflect the fiscal 2008 presentation.

We operate in three reportable business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Healthcare is the largest piece of our business, contributing 70.1% of fiscal 2008 revenues and 83.7% of our fiscal 2008 operating income. In this segment, we serve Customers anywhere surgical procedures take place by providing support directly to the operating room, as well as to the sterile processing department where instruments are reprocessed in between surgeries. Our products and services enable Customers to reduce costs and improve outcomes in these critical environments.

Our second largest segment, Life Sciences, contributed 18.1% of fiscal 2008 revenues and 9.3% of our fiscal 2008 operating income. In this segment, we primarily serve pharmaceutical manufacturers and research organizations by providing decontamination and sterilization technologies, products and services that help ensure the safety of the products they produce.

STERIS Isomedix Services (“Isomedix”) performs sterilization services on a contract basis through 21 facilities in North America, where we sterilize single-use medical devices and other products in bulk prior to their delivery to the end user. This segment contributed 11.1% of fiscal 2008 revenues and 23.4% of our fiscal 2008 operating income.

Corporate and other contributed 0.7% of fiscal 2008 revenues and an operating loss of $20,401 to our fiscal 2008 operating income.

Many factors are driving an increased awareness of the importance of infection control throughout the world. In the United States, hospitals in 25 states and in Washington, D.C. are now required to report infection rates, providing patients with information that can help shape their decisions about where to receive care. On a more global basis, emerging threats such as Avian Bird Flu, Mad Cow

Disease, and the rise in drug-resistant strains of bacterial diseases have gained prominence in the news, raising awareness of the need for enhanced safety on a worldwide basis. We are uniquely positioned to help address these concerns in traditional and non-traditional settings with our combination of capital equipment, consumables and services.

INFORMATION RELATED TO BUSINESS SEGMENTS

Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment. The CEO uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of our Annual Report. Segment performance information for fiscal years 2008, 2007, and 2006 is presented in Note 12 to the Consolidated Financial Statements and in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this Annual Report.

HEALTHCARE SEGMENT

Description of Business.  Our Healthcare segment manufactures and sells infrastructure capital equipment, accessory, consumable, and service solutions to healthcare providers, including acute care hospitals and surgery centers. These solutions aid our Customers in improving the safety, quality, and productivity of their surgical, sterile processing, gastrointestinal, and emergency environments.

Products Offered.  These infrastructure and information technology solutions include:

•

Sterilizers, including low temperature liquid, vaporized hydrogen peroxide, and Ethylene Oxide (“EO”) technologies, as well as steam sterilization, that allow Customers to meet rigorous sterility assurance standards and regulations and assist in the safe and effective re-use of medical equipment and devices.

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

•	Cleaning chemistries and sterility assurance products used in instrument cleaning and decontamination systems.

•	Cleansing products, including hard surface disinfectants and skin care and hand hygiene solutions, for use by caregivers and patients.

•

Connectivity solutions such as operating room (“OR”) integration and instrument management that allow for high quality transfer of information and images throughout the hospital and between hospitals throughout the world. These solutions aid in improving the productivity and quality of Customers’ inpatient and outpatient surgical and centralize sterile assets.

Significant brand names for these products include STERIS SYSTEM 1®, Amsco®, Hamo™, Reliance®, Cmax®, Harmony™, Kindest Kare®, Alcare®, Verify®, and Cal Stat®.

Services Offered.  Our Healthcare segment provides various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. We offer these corrective and preventive service solutions to both Customers who have internal clinical/biomedical engineering departments and Customers who rely on us to meet these needs. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We also offer comprehensive sterilization management consulting services allowing healthcare facilities to achieve safety, quality, and productivity improvements in the end-to-end perioperative loop that flows between and among surgical suites and the central sterile department. Additionally, our Healthcare segment provides other support services such as construction and facility planning, engineering support, device testing, Customer education, hand hygiene process excellence, asset management/planning, and the sale of replacement parts.

Customer Concentration.  Our Healthcare segment manufactures and sells capital equipment, consumables, and services to Customers in the United States and throughout the rest of the world. For the year ended March 31, 2008, the segment generated revenues in the United States and internationally of $679.0 million and $208.1 million, respectively. For the year ended March 31, 2008, no Customer represented more than 10% of the Healthcare segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.

Competition.  Our Healthcare segment manufactures and sells capital equipment, consumables, and services to Customers in the United States and throughout the rest of the world. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. Significant competitors include Getinge and Johnson & Johnson. On a product basis, we also compete with 3M, Belimed, Berchtold, Cantel Medical, Cardinal, Ecolab, Hill-Rom, Kimberly-Clark, Skytron, and Stryker.

LIFE SCIENCES SEGMENT

Description of Business.  Our Life Sciences segment manufactures and sells engineered capital products, formulated cleaning chemistries, and service solutions to pharmaceutical companies and private and public research facilities around the globe.

Products Offered.  Our Life Sciences segment manufactures and sells a broad range of engineered capital products and formulated cleaning chemistries including:

•	Sterilizers used in the manufacture of pharmaceuticals and biopharmaceuticals as well as equipment and instruments used in research studies, mitigating the risk of contamination.

•

Washer/disinfectors that decontaminate various large and small materials and components used in pharmaceutical and industrial manufacturing processes, such as glassware, vessels, equipment parts, drums, and hoses.

•	High-purity water equipment, which generates water for injection and pure steam.

•

Vaporized Hydrogen Peroxide (“VHP”®) generators used to decontaminate many high value spaces, from small isolators to large pharmaceutical processing and laboratory animal rooms. This effective technology has recently been extended to applications in the food and beverage industries.

•

Consumables and supplies that are used to prevent the spread of infectious diseases and to monitor sterilization and decontamination processes, including products used to clean instruments, decontaminate systems, and disinfect hard surfaces. We also manufacture and sell skin care and hand hygiene solutions for use in high risk and routine applications.

Significant brand names for these products include Amsco®, Hamo®, Reliance®, Finn-Aqua®,, Kindest Kare®, Alcare®, Verify®, and Cal Stat®.

Services Offered.  Our Life Sciences segment offers various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We also offer consulting services and technical support to architecture and engineering firms and laboratory planners. Our services deliver expertise in decontamination and infection control technologies and processes to end users. Our service personnel also provide higher-end validation services in support of our pharmaceutical Customers subject to pharmaceutical manufacturing requirements.

Customer Concentration.  Our Life Sciences segment manufactures and sells capital equipment, consumables, and services to Customers in the United States and throughout the rest of the world. For the year ended March 31, 2008, the segment generated revenues in the United States and internationally of $150.4 million and $77.9 million, respectively. For the year ended March 31, 2008, no Customer represented more than 10% of the Life Sciences segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.

Competition.  Our Life Sciences segment operates in highly regulated environments where the most intense competition results from technological innovations, product performance, convenience and ease of use, and overall cost-effectiveness. In recent years, our pharmaceutical Customer base has also undergone consolidation and reduced capital spending, resulting in more intense competition. We compete for pharmaceutical, research and industrial Customers with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. Competitors in the pharmaceutical market include Belimed, Ecolab, Fedegari, Getinge, MECO, Stilmas, and Techniplast.

STERIS ISOMEDIX SERVICES SEGMENT

Description of Business.  Our STERIS Isomedix Services segment operates through a network of 21 facilities located in North America. We sell a comprehensive array of contract sterilization services using Gamma Irradiation (“Gamma”), EO technologies, and to a lesser extent, Electron Beam Irradiation (“E-Beam”). We provide sterilization, microbial reduction, and materials modification services to companies that supply products to the healthcare, industrial, and consumer product industries.

Services Offered.  We use Gamma, E-Beam, and EO technologies to sterilize a wide range of products. Gamma, using cobalt-60 isotope, and E-Beam, using accelerated electrons, are irradiation processes. EO uses a gaseous process to sterilize medical products. Greater than 90 percent of the industrial contract sterilization market uses Gamma or EO, with the remainder using E-Beam technology. Our locations are in major population centers and core distribution corridors throughout North America, primarily in the Northeast, Midwest, Southwest, and southern California. We adapt to increasing imports and changes in manufacturing points-of-origin by monitoring trends in supply chain management. Demographics partially drives this segment’s growth. The aging population and rising life expectancy increase the demand for medical procedures, which increases the consumption of single use medical devices and surgical kits. Our technical services group supports Customers in all phases of the sterilization design process, including product development, materials testing, and sterility validation.

Customer Concentration.  Our STERIS Isomedix Services segment operates in North America. For the year ended March 31, 2008, the segment generated revenues in the United States and Canada of $133.3 million and $7.3 million, respectively. The segment’s services are offered to Customers throughout the footprint of our network. For the year ended March 31, 2008, no Customer represented more than 10% of the segment’s revenues. Because of a largely fixed cost structure, the loss of a single Customer could have a material impact on the segment’s results of operations or cash flows but would not have a material impact on STERIS.

Competition.  STERIS Isomedix Services operates in a highly regulated industry and competes in North America with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

Recent Events

Restructuring – Fiscal 2008 Expense Reduction Program.  During the fourth quarter of fiscal 2008, we adopted a restructuring plan primarily focused on our North American operations (the “Fiscal 2008 Restructuring Plan”). As part of this plan, we will close two sales offices and rationalize certain products. We also took steps to reduce the workforce in certain support functions. Across all of our reporting segments approximately 90 employees, primarily located in North America, have been directly impacted. These restructuring actions are designed to enhance profitability and improve efficiency by reducing ongoing operating costs.

In fiscal 2008, we recorded pre-tax expenses totaling $15.8 million related to these actions, of which $11.7 million was recorded as restructuring expenses and $4.1 million was recorded in cost of revenues. We are continuing to evaluate all of our operations for opportunities to enhance performance, but have not committed to any additional specific actions.

Restructuring – European Restructuring Plan.  During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). As part of this plan, we closed two sales offices. We also took steps to reduce the workforce in certain European support functions. These actions are intended to improve our cost structure in Europe. Approximately 40 employees were directly impacted in various European locations. During fiscal 2008 and fiscal 2007, we recorded pre-tax expenses of $0.1 million and $1.7 million, respectively, related to the European Restructuring Plan.

Restructuring – Fiscal 2006 Restructuring Plan.  During fiscal 2008, we completed the transfer of the manufacturing portion of our Erie, Pennsylvania operations to Monterrey, Mexico. The objective of this plan, as announced in January 2006, was to reduce production costs and improve our competitive position. At the same time, we also announced plans for other restructuring actions designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments. These plans are referred to together as the “Fiscal 2006 Restructuring Plan.”

During fiscal 2008, fiscal 2007 and fiscal 2006, we incurred pre-tax restructuring expenses of $3.6 million, $4.9 million and $25.3 million, respectively, primarily for non-cash expenses related to asset write-downs, accelerated recognition of pension and retiree medical benefits, and severance and termination benefits related to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions.

Collective bargaining agreements with certain employees located at the former Erie, Pennsylvania manufacturing operations terminated in July 2007 and January 2008.

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

Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials used in our operations include stainless steel, organic chemicals, and plastic components. These raw materials are available from several suppliers and in enough quantities that we do not expect any significant sourcing problems in fiscal 2009. We have longer-term supply contracts for certain raw materials, such as cobalt-60 isotope used by the STERIS Isomedix Services segment, for which there are few suppliers.

We have recently experienced higher prices for raw materials such as stainless steel and other metals, and chemicals, which are important to our operations. While cost and availability are unpredictable, we have not experienced any difficulty, and do not expect significant difficulty, in obtaining the raw materials, sub-assemblies, components, or other supplies we need for our operations.

Intellectual Property.  We protect our technology and products by, among other means, obtaining United States and foreign patents. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service, or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. We also rely upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain our competitive position.

As of March 31, 2008, we held 295 United States patents and 907 foreign patents and had 102 United States patents and 502 foreign patents pending. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2008, we had a total of 854 trademark registrations in the United States and in various foreign countries.

Research and Development.  Research and development is an important factor in our long-term strategy. For the years ended March 31, 2008, 2007, and 2006, research and development expenses were $36.9 million, $33.6 million, and $33.6 million, respectively. We incurred these expenses primarily for the research and development of commercial products.

During fiscal 2008, we announced the launch of our newest surgical solution – the Harmony® LED Lighting and Visualization System, which brings surgical lighting, high definition images and surgeon comfort to a new level. The Harmony® LED Lighting and Visualization System is future-ready, designed to accommodate all the most commonly used current integration vendors, as well as anticipated future signal media. In addition, the LED light source will need to be replaced far less often (about every ten years) and will use approximately one-third less energy than incandescent bulbs. Also during fiscal 2008, we announced that the Prolystica Enzymatic Presoak and Cleaner was released for sale in North America and Europe. This new enzymatic cleaner is designed for cleaning surgical instruments and other medical devices such as endoscopes. It is intended for use in both manual and automated cleaning applications, and was specifically designed to optimize the cleaning efficacy of our STERIS washers/disinfectors. In addition, we announced the first orders for our V-PRO™1 low temperature sterilizer and introduced Class 6 indicators.

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

Government Regulation.  Our business is subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the United States Food and Drug Administration (“FDA”), the United States Environmental Protection Agency (“EPA”), the United States Nuclear Regulatory Commission (“NRC”), and other governmental authorities regulate the development, manufacture, sale, and distribution of our products and services. Our international operations also are subject to a significant amount of government regulation and country-specific rules and regulations. Government regulations include detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices.

Compliance with applicable regulations is a significant expense for us. Past, current, or future regulations, their interpretation, or their application could have a material adverse impact on our operations. Also, additional governmental regulation may be passed that could prevent, delay, revoke, or result in the rejection of regulatory clearance of our products. We cannot predict the effect on our operations resulting from current or future governmental regulation or the interpretation or application of these regulations.

If we fail to comply with any applicable regulatory requirements, sanctions could be imposed on us. For more information about the risks we face regarding regulatory requirements, see Part I, Item 1A of this Annual Report titled, “Risk Factors, We are subject to extensive regulatory requirements .  .  .  .”

We have received warning letters, paid civil penalties, conducted product recalls, and been subject to other regulatory sanctions. For example, we received a warning letter from the FDA on May 16, 2008 concerning our STERIS SYSTEM 1® sterile processing system. See Part I, Item 1A of this Annual Report titled, “Risk Factors, We may be adversely affected by product liability claims or other legal or regulatory compliance matters.” See also Part I, Item 3 “Legal Proceedings” for further information on the May 16, 2008 warning letter and other issues and their potential impact. We believe that we are currently compliant in all material respects with applicable regulatory requirements. However, we cannot assure you that future or current regulatory, governmental, or private action will not have a material adverse affect on STERIS or its performance, results, or financial condition.

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

Competition.  The markets in which we operate are highly competitive and generally highly regulated. Competition is intense in all of our business segments and includes many large and small competitors. Brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support are important competitive factors to us. We expect to face increased competition in the future as new infection prevention, sterile processing, contamination control, and surgical support products and services enter the market. We believe many organizations are working with a variety of technologies and sterilizing agents. Also, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination.

We believe that our long-term competitive position depends on our success in discovering, developing, and marketing innovative, cost-effective products and services. We devote significant resources to research and development efforts and we believe STERIS is positioned as a global competitor in the search for technological innovations. In addition to research and development, we invest in quality control, Customer programs, distribution systems, technical services, and other information services.

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

Employees.  As of March 31, 2008, we had approximately 5,300 employees throughout the world. We believe we have good relations with our employees.

Methods of Distribution.  As of March 31, 2008, we employed over 1,100 direct field sales and service representatives within the United States and approximately 400 in international locations. Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house Customer service and field support departments. We also contract with distributors in select markets.

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

Seasonality.  Our financial results have been, from time to time, subject to seasonal patterns. As a result of Customer buying patterns and other factors, sales of certain product lines have historically been weighted toward the latter part of each fiscal year. We cannot assure you that these trends will continue.

International Operations.  Our objective is to expand internationally, as we currently only serve a small portion of the world that could benefit from our products. Through our subsidiaries, we operate in various international locations within the same business segments as in the United States. For the year ended March 31, 2008, international revenues were $294.1 million, or 23.2%, of our total revenues and international cost of revenues were 33.7% of our total cost of revenues. Revenues from Europe, Canada, and other international locations were 55.3%, 23.0%, and 21.7%, respectively, of our total international revenues for the year ended March 31, 2008.

You should also read Note 12 to our Consolidated Financial Statements titled, “Business Segment Information,” and Item 7, “MD&A” for a geographic presentation of our revenues for the three years ended March 31, 2008.

We conduct manufacturing in the United States, Canada, Mexico, and various European countries. There are, in varying degrees, a number of inherent risks to our international operations. We describe these risks in Part I, Item 1A of this Annual Report titled, “Risk Factors, We conduct manufacturing, sales, and distribution operations on a worldwide basis.  .  .  .  .”

Fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2008, revenues were favorably impacted by $18.5 million, or 1.5%, and income before taxes was unfavorably impacted by $4.5 million, or 3.5%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2008, we had a backlog of $142.2 million. Of this amount, $98.0 million and $44.2 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2007, we had backlog orders of $110.2 million. Of this amount $63.8 million and $46.4 million related to our Healthcare and Life Sciences segments, respectively. A significant portion of the backlog orders in both years were expected to ship in the next fiscal year.

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

This item describes certain risk factors that could affect our business, financial condition and results of operations. You should consider these risk factors when evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because our actual results and financial condition might differ materially from those projected in the forward-looking statements should these risks occur. We face other risks besides those highlighted below. These other risks include additional uncertainties not presently known to us or that we currently believe are immaterial, but may ultimately have a significant impact. Should any of the risks described below actually occur, our business, financial condition, performance, value, or results of operations could be negatively affected.

Our businesses are highly competitive, and if we fail to compete successfully, our revenues and results of operations may be hurt.

We operate in a highly competitive global environment. Our businesses compete with other broad line manufacturers, as well as many smaller businesses specializing in particular products or services, primarily on the basis of brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support. We face increased competition from new infection prevention, sterile processing, contamination control, and surgical support, cleaning consumables, contract sterilization, and other products and services entering the market. Competitors and potential competitors also are attempting to develop alternate technologies and sterilizing agents, as well as disposable medical instruments and other devices designed to address the risk of contamination. If our products, services, support, distribution and/or cost structure do not enable us to compete successfully, our business performance, value, financial condition, and results of operations may be adversely affected.

Our success depends, in part, on our ability to design, manufacture, distribute and achieve market acceptance of new products with higher functionality and lower costs.

Many of our Customers operate businesses characterized by technological change, product innovation and evolving industry standards. Price is a key consideration in their purchasing decisions. To successfully compete, we must continue to design, develop, and improve innovative products. We also must achieve market acceptance of and effectively distribute those products, and reduce production costs. Our business, performance, value, financial condition, and results of operations might be adversely affected if our competitors’ product development capabilities become more effective, if they introduce new or improved products that displace our products or gain market acceptance before ours, or if they begin to produce and sell products at lower prices.

We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition or value.

Our operations are subject to extensive regulation in both the United States and in other countries where we do business. Government regulation applies to nearly all aspects of testing, manufacturing, safety, labeling, storing, recordkeeping, reporting, promoting, distributing, and importing or exporting of medical devices, products, and services. In general, unless an exemption applies, a sterilization, decontamination or medical device or other product must receive regulatory approval or clearance before it can be marketed or sold. Modifications to existing products or the marketing of new uses for existing products also may require regulatory approvals, approval supplements or clearances. If we are unable to obtain any required approvals, approval supplements or clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing or recall such modified device until such time as appropriate clearance or approval is obtained.

Regulatory agencies may refuse to grant approval or clearance, or review and disagree with our decision that regulatory approval is not required. Regulatory submissions may require the provision of additional clinical or pre-clinical data and may be time consuming and costly. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact our ability to market a previously cleared or approved device. Refer also to the “Risk Factor” below titled, “We may be adversely affected by product liability claims or other legal or regulatory compliance matters,” and to Part I, Item 3, “Legal Proceedings” for further information.

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

The failure to receive, or delays in the receipt of, relevant United States or international qualifications could have a material adverse affect on our business, performance, value, financial condition and results of operations.

Consolidations among our health care and pharmaceutical Customers may result in a loss of Customers or more significant pricing pressures.

A number of our Customers have consolidated. These consolidations are due in part to health care cost reduction measures initiated by competitive pressures as well as legislators, regulators and third-party payors. In an effort to attract Customers, some of our competitors have also reduced production costs and lowered prices. This has resulted in greater pricing pressures on us and in some cases loss of Customers. Additional consolidations could result in a loss of Customers or more significant pricing pressures.

If our cost reduction and restructuring efforts are ineffective, our revenues and profitability may be hurt.

We have undertaken various cost reduction and restructuring activities, including the restructuring activities announced in January 2006 and, in particular, the transfer of our Erie, Pennsylvania manufacturing operations to Mexico. More recently, on March 31, 2008 we announced cost reduction activities intended to generate annualized operating expense savings of approximately $30 million through direct and indirect overhead expense reductions and other savings. These efforts may not produce the full efficiencies and cost reduction benefits we expect or efficiencies and benefits might be delayed. Implementation costs also might exceed expectations and further cost reduction measures might become necessary, resulting in additional future charges. If these cost reduction and restructuring efforts are not properly implemented or are unsuccessful, we might experience business disruptions or our business otherwise might be adversely affected.

Decreased availability or increased costs of raw materials or energy supplies or other supplies might increase our production costs or limit our production capabilities.

We purchase raw materials, fabricated and other components and energy supplies from a variety of suppliers. Key materials include stainless steel, organic chemicals, fuel, and plastic components. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. In some situations, we may be able to limit price increases or assure availability through supply agreements. Otherwise, raw material prices and availability are subject to numerous factors outside of our control, including those described above. Increases in prices or decreases in availability of raw materials and oil and gas might impair our procurement of necessary materials or our product production, or might increase production costs. In addition, energy costs impact our transportation and distribution and other supply and sales costs. Also, a number of our key components are single-sourced. Shortages in supply or increases in the price of raw materials, components and energy supplies may adversely impact our business, performance, value, financial condition, and results of operations to the extent our increased costs can not be passed on to our Customers.

Our operations, and those of our suppliers, are subject to a variety of business continuity hazards and risks, any of which could interrupt production or operations or otherwise adversely affect our performance, results, or value.

Business continuity hazards and other risks include:

•	explosions, fires, inclement weather, and other disasters;

•	utility or other mechanical failures;

•	unscheduled downtime;

•	labor difficulties;

•	inability to obtain or maintain any required licenses or permits;

•	disruption of communications;

•	data security, preservation and redundancy disruptions;

•	inability to hire or retain key management or employees; and

•	disruption of supply or distribution.

The occurrence of any of these events might disrupt or shut down operations, or otherwise adversely impact the production or profitability of a particular facility, or our operations as a whole. Certain of the described casualties also might cause personal injury and loss of life, or severe damage to or destruction of property and equipment, and for casualties occurring at our facilities result in liability claims against us. Although we maintain property and casualty insurance and liability and similar insurance of the types and in the amounts that we believe are customary for our industries, our insurance coverages have limits and we are not fully insured against all potential hazards and risks incident to our business. Should any of the hazards or risks occur, our business, performance, value, financial condition, and results of operations might be adversely affected, both during and after the event.

We conduct manufacturing, sales and distribution operations on a worldwide basis and are subject to a variety of risks associated with doing business outside the United States.

We maintain significant international operations, including operations in Canada, Europe, Asia and Latin America. As a result, we are subject to a number of risks and complications inherent in international manufacturing, sales, services, and other operations. These include:

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

These complications and occurrences of these risks may adversely affect our business, performance, value, financial condition, and results of operations.

Changes in government and other third-party payor reimbursement levels to health care providers or failure to meet health care reimbursement requirements might negatively impact our business.

We sell many of our products to hospitals and other health care providers. Many of these providers receive reimbursement for services from third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans, and managed care programs. In the United States, many of these programs set maximum reimbursement levels for these health care services and can have complex reimbursement requirements. Outside the United States, reimbursement systems vary significantly by country. However, government-managed health care systems control reimbursement for health care services in many foreign countries. In these countries, like the United States, public budgetary constraints may significantly impact the ability of hospitals and other providers supported by such systems to purchase our products. If the third-party payors deny coverage, reduce their current levels of reimbursement for health care services, or if our costs increase more rapidly than reimbursement level increases or we do not satisfy the standards or requirements for reimbursement, our revenues or profitability may suffer and our business, performance, value, financial condition and results of operations may be adversely affected.

Our products are subject to recalls, even after receiving United States or foreign regulatory clearance or approval.

Ongoing medical device reporting regulations require that we report to appropriate governmental authorities in the United States and/or other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to a death or serious injury if the malfunction were to recur. Governmental authorities can require product recalls for material deficiencies or defects in product design or manufacturing, including labeling, or component failure. For the same reasons, we may voluntarily elect to recall a product. Any recall would divert managerial and financial resources and might harm our reputation among our Customers and other health care professionals who use or recommend the products. Product recalls, suspensions, re-labeling, or other change might have a material adverse affect on our business, performance, value, financial condition, or results of operations.

Our business and financial condition could be adversely affected by difficulties in acquiring or maintaining a proprietary intellectual ownership position.

To maintain our competitive position, we need to obtain patent or other proprietary rights for new and improved products and to maintain and enforce our existing patents and other proprietary rights. We typically apply for patents in the United States and in strategic foreign countries. We may also acquire patents through acquisitions. A 2007 United States Supreme Court decision increases the difficulty of obtaining patent protection in the United States. The actual scope and impact of the decision on our existing patent rights or patent applications and those of others will not be known until other court rulings interpret and apply the decision.

We rely on a combination of patents, trade secrets, know-how and confidentiality agreements to protect the proprietary aspects of our technology. These measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Litigation may also be brought against us claiming that we have violated the intellectual property rights of others. Litigation may be costly and may divert management’s attention from other matters. Additionally, in some foreign countries with weaker intellectual property rights, it may be difficult to maintain and enforce patents and other proprietary rights or defend against claims of infringement. If we are unable to obtain necessary patents, our patents and other proprietary rights are successfully challenged or competitors independently develop substantially equivalent information and technology or otherwise gain access to our proprietary technology, our business, performance, value, financial condition, and results of operations may be adversely affected.

We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters.

We face an inherent business risk of exposure to product liability claims and other legal and regulatory actions. A significant increase in the number, severity, amount or scope of these claims and actions may result in substantial costs and harm our reputation or otherwise adversely affect product sales and our business. Product liability claims and other legal and regulatory actions may also distract management from other business responsibilities.

We are also subject to a variety of other types of claims, proceedings, investigations and litigation initiated by government agencies or third parties and other potential risks and liabilities. These include compliance matters, product regulation and safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property allegations of misrepresentation, false claims or false statements, or other similar or different matters. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs restrictions on product use or sales, or otherwise injure our business.

Administratively or judicially imposed sanctions might include warning letters, fines, civil penalties, criminal penalties, loss of tax benefits, injunctions, product seizure, recalls, re-labeling, detention, and/or debarment. We also might be required to take actions such as payment of substantial amounts, or revision of financial statements, or to take the following types of actions with respect to our products, services, or business:

•	redesign, re-label, or recall products;

•	cease manufacturing and selling products;

•	seizure of product inventory;

•	court injunction against further marketing and sale of products;

•	consent decree, which could result in further regulatory constraints;

•	dedication of significant internal and external resources to respond to and comply with legal and regulatory issues and constraints;

•	claims, litigation and other proceedings brought by customers, users, governmental agencies and others;

•	disruption of product improvements and product launches;

•	discontinuation of certain product lines; or

•	other restrictions or limitations on product sales, use or operation, or other activities or business practices.

Some product replacements or substitutions may not be possible or may be prohibitively costly or time consuming. As an example of a type of matter described above is the warning letter we received from the FDA on May 16, 2008 regarding our STERIS SYSTEM 1® sterile processing system. In summary, that letter outlines the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture or intended use of the system, beyond the FDA’s 1988 clearance of the device, such that the FDA asserts a new premarket notification submission should have been made. (For more information regarding this warning letter, see “Legal Proceedings” below.)

The results of legal, regulatory, or compliance claims, proceedings, investigations or litigation are difficult to predict. An unfavorable resolution or outcome of the recent FDA warning letter regarding our STERIS SYSTEM 1® sterile processing system or any other legal, regulatory or compliance claim or matter regarding any other significant product, service, or obligation of ours, could materially and adversely affect our business, performance, value, financial condition, and results of operations.

We maintain product liability and other insurance with coverages believed to be adequate. However, product liability or other claims may exceed insurance coverage limits, fines, penalties and regulatory sanctions may not be covered by insurance, or insurance may not continue to be available or available on commercially reasonable terms. Additionally, our insurers might deny claim coverage for valid or other reasons or may become insolvent.

We engage in acquisitions and affiliations, divestitures, and other business arrangements. Our growth may be adversely affected if we are unable to successfully identify, price and integrate strategic business candidates or otherwise optimize our business portfolio.

Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, and other actions to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. Our success will also depend on our ability to integrate the businesses acquired or to develop satisfactory working arrangements with our strategic partners in joint ventures or other affiliations, or to divest or realign non-strategic businesses. Competition for strategic business candidates may result in increases in costs and price for acquisition candidates, and market valuation issues may reduce the value available for non-strategic businesses. These types of transactions are also subject to a number of risks and uncertainties, including:

•	delays in realizing the benefits of the transactions;

•	diversion of management’s time and attention from other business concerns;

•	difficulties in retaining key employees, Customers or suppliers of the acquired or divested businesses;

•	difficulties in maintaining uniform standards, controls, procedures and policies, or other integration or divestiture difficulties;

•	adverse effects on existing business relationships with suppliers or Customers;

•	other events contributing to difficulties in generating future cash flows;

•	risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets or retention of liabilities for divested businesses; and

•	difficulties in obtaining or satisfying financing.

If we are unable to realize the anticipated operating efficiencies and synergies or other expected transaction benefits, our results of operations might be adversely impacted by the amortization of transaction expenses and acquired assets or by other corrective actions that may be necessary to limit resulting problems.

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

The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2008. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

In the table below, “Contract Sterilization” refers to locations of the STERIS Isomedix Services segment and “Sterilization Services” refers to locations of the Healthcare segment. “Manufacturing,” “Warehousing,” “Operations” or “Sales Offices” refer to locations serving both the Healthcare and Life Sciences segments.

U.S. Locations (including Puerto Rico)
Owned Locations		Leased Locations
Montgomery, AL	Manufacturing	Montgomery, AL	Warehousing
Nogales, AZ	Contract Sterilization	Aliso Viejo, CA	Sales Office
Ontario, CA	Contract Sterilization	San Diego, CA	Contract Sterilization
Temecula, CA	Contract Sterilization	Morton Grove, IL	Contract Sterilization
Libertyville, IL (2 locations)	Contract Sterilization	Waukegan, IL	Contract Sterilization
Northborough, MA	Contract Sterilization	Bel Air, MD	Sales Office
St. Louis, MO	Manufacturing	St. Louis, MO	Warehousing/Distribution
Groveport, OH	Contract Sterilization	Mentor, OH (2 locations)	Administrative Offices
South Plainfield, NJ	Contract Sterilization		Administrative Offices/ Operations
Whippany, NJ	Contract Sterilization	Minneapolis, MN	Contract Sterilization
Chester, NY	Contract Sterilization	Reno, NV	Warehousing

U.S. Locations (including Puerto Rico)
Owned Locations		Leased Locations
Mentor, OH (7 locations)	Corporate Headquarters	Erie, PA (2 locations)	Administrative Offices
	Sales/Marketing Offices		Warehousing
	Administrative Offices	Nashville, TN	Sterilization Services
	Manufacturing/Warehousing	Grand Prairie, TX	Contract Sterilization
Manufacturing/Operations
Vega Alta, PR	Contract Sterilization
Coventry, RI	Contract Sterilization
Spartanburg, SC	Contract Sterilization
El Paso, TX	Contract Sterilization
Sandy, UT	Contract Sterilization

International Locations
Owned Locations		Leased Locations
Whitby, Canada	Contract Sterilization	Brussels, Belgium	Sales Office
Quebec City, Canada	Manufacturing	Sao Palo, Brazil	Sales Office
Leicester, England (2 locations)	Manufacturing/Warehousing	Mississauga, Canada	Warehousing/Sales Office
Tuusula, Finland	Manufacturing/Sales Office	St. Laurent, Canada	Sales Office
Pieterlen, Switzerland	Manufacturing/Sales Office	Shanghai, China	Representative Office
		Basingstoke, England	European Corporate Headquarters/Sales Office
		Saran, France	Manufacturing/Sales Office
		Cologne, Germany	Sales Office
		Halandri, Greece	Sales Office
		Calcutta, India	Sales Office
		Segrate, Italy	Sales Office
		Kobe, Japan	Sales Office
		Tokyo, Japan	Sales Office
		Petaling Jaya, Malaysia	Sales Office

International Locations
Owned Locations	Leased Locations
	Guadalupe, Mexico	Manufacturing
	Singapore	Sales Office
	Madrid, Spain	Sales Office

ITEM 3.	LEGAL PROCEEDINGS

We may be involved in a number of legal proceedings and claims, which we believe arise from the ordinary course of our business, given our size, history, complexity, and the nature of our business and industries in which we participate. These legal proceedings and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability (e.g., based on product operation or claimed malfunction, failure to warn, or failure to meet specification), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), economic loss (e.g., breach of contract, other commercial claims), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

The FDA and the United States Department of Justice have been conducting an investigation to our knowledge since 2003 involving our SYSTEM 1® sterile processing system. We have received requests for documents, including the subpoena received in January 2005, and interviews of current and former employees in connection with the investigation. We continue to respond to these requests and cooperate with the government agencies regarding this matter. There can be no assurance of the ultimate outcome of the investigation, or that any matter arising out of the investigation will not result in actions by the government agencies or third parties, or that the government agencies will not initiate administrative proceedings, civil proceedings or criminal proceedings, or any combination thereof, against us.

On May 16, 2008, we received a warning letter from the FDA regarding our STERIS SYSTEM 1® sterile processor and the S-20 sterilant used with the processor (referred to collectively in the FDA letter and in this Item 3 as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the warning letter includes the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter references a number of changes to the device that the FDA believes should be evaluated to determine if they significantly affect the safety or effectiveness of the device and, if true, could require a new premarket notification submission. The warning letter also requests documentation and explanation regarding various corrective actions related to the device prior to 2003, and whether those actions should be considered corrections or removals within the meaning of FDA regulations.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA could also take enforcement action immediately without providing the opportunity to make a new premarket certification submission (“510(k) submission”). If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1® sterile processing system or other significant product, service, or obligation, which could possibly result in judgments requiring recall, re-labeling or restriction on the manufacturing, sale or distribution of the device, or could require us to take other action, pay fines or civil damages, or be subject to other governmental or third party claims or remedies, could materially affect our business, performance, value, financial condition, and results of operations. The STERIS SYSTEM 1® sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used in excess of 30,000 times per day in the aggregate and that over 250 million medical instruments have been processed using the STERIS SYSTEM 1® sterile processing system. We have commenced discussions with the FDA regarding this warning letter and the FDA has requested that we respond within 15 working days.

We believe we have adequately reserved for our current litigation and that the ultimate outcome of pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, proceedings, investigations, or claims or their effect. We presently maintain product liability insurance coverage, and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims against us.

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Additional information regarding our commitments and contingencies is included in Item 7, “MD&A,” and in Note 11 to our consolidated financial statements titled, “Commitments and Contingencies.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

Executive Officers of the Registrant.  The following table presents certain information regarding our executive officers as of May 14, 2008. All executive officers, other than Mr. Voyzey, serve at the pleasure of the Board of Directors. Mr. Voyzey serves at the pleasure of the President and Chief Executive Officer.

Name	Age	Position
Walter M. Rosebrough, Jr.	54	President and Chief Executive Officer
William L. Aamoth	54	Vice President and Corporate Treasurer
Dr. Peter A. Burke	59	Senior Vice President and Chief Technology Officer
Timothy L. Chapman	46	Senior Vice President and Group President, Healthcare
Mark D. McGinley	51	Senior Vice President, General Counsel, and Secretary
Robert E. Moss	63	Senior Vice President and Group President, STERIS Isomedix Services
Gerard J. Reis	56	Senior Vice President, Government and Administration
Michael J. Tokich	39	Senior Vice President and Chief Financial Officer
John N. Voyzey	41	Vice President and General Manager – Life Sciences

The following discussion provides a summary of each executive officer’s recent business experience:

Walter M. Rosebrough, Jr. serves as President and Chief Executive Officer. He assumed this role when he joined STERIS in October 2007. Mr. Rosebrough also joined our Board of Directors in October 2007. Prior to his employment with STERIS, Mr. Rosebrough served from February 2005 to September 2007 as President and Chief Executive Officer of Coastal Hydraulics, Inc., a provider of hydraulic and pneumatic systems, equipment and services used in industrial, marine and mobile equipment applications, a company that he purchased in 2005. From January 2003 until February 2005, Mr. Rosebrough was involved in a variety of personal business matters.

William L. Aamoth serves as Vice President and Corporate Treasurer. He assumed this role in July 2002.

Dr. Peter A. Burke serves as Senior Vice President and Chief Technology Officer. He assumed this role in July 2002.

Timothy L. Chapman serves as Senior Vice President and Group President, Healthcare. He assumed this role in February 2008. He joined STERIS in January 2006 and served as Senior Vice President, Business Strategy until February 2008. Prior to joining STERIS, Mr. Chapman was associated with McKinsey & Company, a professional services firm, from June 1985 through January 2006, serving most recently as Director (Senior Partner) in McKinsey’s Healthcare and Operations practices.

Mark D. McGinley serves as Senior Vice President, General Counsel, and Secretary. He assumed this role in April 2005. He joined STERIS in March 2002 as Vice President, General Counsel, and Secretary.

Robert E. Moss serves as Senior Vice President and Group President, STERIS Isomedix Services. He assumed this role in April 2005. He served as Vice President and Group President of STERIS Isomedix Services from March 2003 until April 2005.

Gerard J. Reis serves as Senior Vice President, Government and Administration. He assumed this role in March 2008. He served as Senior Vice President and Group President, Life Sciences from February 2005 until March 2008 and Senior Vice President and Group President, Defense and Industrial from April 2003 until February 2005.

Michael J. Tokich serves as Senior Vice President and Chief Financial Officer. He assumed this role in March 2008. He served as Vice President and Corporate Controller from July 2002 until March 2008.

John N. Voyzey serves as Vice President and General Manager – Life Sciences. He assumed this role in March 2008. He joined STERIS in May 2005 as Vice President and General Manager – Pharmaceuticals and Research. Prior to joining STERIS, Mr. Voyzey was associated with McKinsey & Company, a professional services firm, from September 1999 through May 2005, serving most recently as Associate Principal.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Our common shares are traded on the New York Stock Exchange under the symbol “STE.” The following table presents, for the quarters indicated, the high and low sales prices for our common shares.

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2008
High	$31.05	$30.28	$31.15	$31.71
Low	20.71	26.52	25.45	25.23
Fiscal 2007
High	$27.29	$26.75	$25.10	$25.03
Low	24.25	23.56	21.83	21.28

Holders.  As of May 14, 2008, there were approximately 1,346 holders of record of our common shares. However, we believe that we have a significantly larger number of beneficial holders of common shares.

Dividend Policy.  The Company’s Board of Directors decides the timing and amount of any dividends we may pay. During fiscal 2008, we paid cash dividends totaling $0.23 per outstanding common share ($0.05 per outstanding common share to common shareholders of record on May 16, 2007 and $0.06 per outstanding common share to common shareholders of record on each of the following record dates: August 15, 2007, November 14, 2007 and February 12, 2008). During fiscal 2007, we paid cash dividends totaling $0.18 per outstanding common share ($0.04 per outstanding common share to common shareholders of record on May 17, 2006 and August 16, 2006 and $0.05 per outstanding common share to common shareholders of record on November 15, 2006 and February 13, 2007).

Recent Sales of Unregistered Securities.  None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following table presents information about stock repurchases we made during the fourth quarter of fiscal 2008:

	(a) Total Number of Shares Purchased(1)		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans(2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans at period end(2)
January 1 - 31	415,119		$27.59		415,119	$213,517,345
February 1 - 29	1,378,000	(3)	24.22	(3)	1,361,000	180,537,178
March 1 - 31(4)	1,642,900		25.87		1,642,900	278,301,295
Total	3,436,019		$25.43		3,419,019	$278,301,295

(1)	Does not include 41 shares purchased during the quarter at an average price of $26.24 per share by the STERIS Corporation 401(k) Plan on behalf of a certain executive officer of the Company who may be deemed to be an affiliated purchaser.
(2)	On March 14, 2008, we announced that the Company’s Board of Directors provided authorization to repurchase up to $300 million of our common shares. This common share repurchase authorization replaced the existing authorization to repurchase up to $300 million of our common shares that was approved on July 26, 2007. At the time of the replacement, $159.7 million in common shares remained available for repurchase under the prior authorization. As of March 31, 2008, $278.3 million in common shares remained authorized for repurchase under the current share repurchase authorization. This authorization does not have a stated maturity date. We provide information about our full year fiscal 2008 share repurchase activity in Note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”
(3)	Includes 17,000 shares purchased in the open market at an average price of $23.11 per share by the President and CEO of the Company.
(4)	Includes 225,000 shares repurchased at an average price of $26.79 per share that were not settled until April 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended March 31,	2008(1)	2007(1)	2006(1)(2)(3)	2005(2)(3)	2004(2)(3)
		(in thousands, except per share data)
Statements of Income Data:
Revenues	$1,265,090	$1,197,407	$1,160,285	$1,081,674	$1,031,908
Gross profit	523,957	504,807	484,185	461,921	443,900
Restructuring expenses	15,461	6,584	25,308	—	—
Income from continuing operations	123,545	137,701	109,698	141,344	128,760
Income taxes	42,693	51,833	45,172	54,620	40,182
Income from discontinued operations, net of tax	—	—	1,109	2,308	7,937
Gain on the sale of discontinued operations, net of tax	—	1,058	6,234	—	—
Net income	77,106	82,155	70,289	85,980	94,243
Basic income per common share:
Income from continuing operations	$1.22	$1.24	$0.92	$1.21	$1.24
Income from discontinued operations	—	0.02	0.11	0.03	0.12
Net income	$1.22	$1.26	$1.03	$1.24	$1.36
Shares used in computing net income per common share – basic	63,300	65,174	68,238	69,254	69,521
Diluted income per common share:
Income from continuing operations	$1.20	$1.23	$0.91	$1.20	$1.22
Income from discontinued operations	—	0.02	0.11	0.03	0.11
Net income	$1.20	$1.25	$1.02	$1.23	$1.33
Shares used in computing net income per common share – diluted	64,124	65,731	68,939	70,022	70,742
Dividends per common share	$0.23	$0.18	$0.16	$—	$—
Balance Sheets Data:
Working capital	$283,017	$267,321	$239,002	$198,316	$272,250
Total assets	1,239,292	1,209,170	1,188,973	1,185,722	1,068,170
Long-term indebtedness	179,280	100,800	114,480	104,274	109,090
Total liabilities	533,140	434,878	458,146	430,084	387,471
Total shareholders’ equity	706,152	774,292	730,827	755,638	680,699

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Certain balance sheet reclassifications have been made to conform to the fiscal 2007 presentation.
(3)	On October 31, 2005, we completed the sale of our lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). As a result of this transaction, we recorded an after-tax gain of approximately $7.3 million ($6.2 million in fiscal 2006 and $1.1 million in fiscal 2007). The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences segment. This product line is presented as a discontinued operation in our financial statements. Revenues, cost of revenues, operating expenses and income taxes related to this product line are combined in a single line on the income statement for all periods presented. Segment results exclude the freeze dryer product line and reflect the reallocation of corporate overhead charges to all business segments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In Management’s Discussion and Analysis (“MD&A”), we explain the general financial condition and the results of operations for STERIS and its subsidiaries including:

•	what factors affect our business;

•	what our earnings and costs were;

•	why those earnings and costs were different from the year before;

•	where our earnings came from;

•	how this affects our overall financial condition;

•	what our expenditures for capital projects were; and

•	where cash will come from to pay for future capital expenditures.

The MD&A also analyzes and explains the annual changes in specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2008, 2007 and 2006, as well as Part I, Item 1A, “Risk Factors,” and Part 1, Item 3, “Legal Proceedings” for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.

FINANCIAL MEASURES

In the following sections of MD&A and in Item 1, “Business,” we, at times, may refer to financial measures that are not required to be presented in the consolidated financial statements under accounting principles generally accepted in the United States. We have used the following financial measures in the context of this report: backlog, debt-to-capital, and days sales outstanding. We define these financial measures as follows:

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

We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2008 and 2007:

Years Ended March 31,	2008	2007
	(dollars in millions)
Cash flows from operating activities	$143.4	$95.7
Purchases of property, plant and equipment, net	(57.0)	(49.0)
Proceeds from the sale of property, plant and equipment	5.2	2.8
Free cash flow	$91.6	$49.5

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

Beyond our core markets, infection-control issues are becoming a global concern, and emerging threats have gained prominence in the news. We are actively pursuing new opportunities to adapt our proven technologies to meet the changing needs of the global marketplace.

Fiscal 2008 was, in many ways, a transitional year for us. Transitions in management occurred as new leaders stepped into the roles of President and Chief Executive Officer, Chief Financial Officer, and group heads for our Healthcare and Life Sciences segments. Fiscal 2008 is also marked by key operational transitions, including the completion of the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico. Recent product introductions such as Class 6 indicators, the V-PRO™ I low temperature sterilizer, Harmony™ LED lights, and OR integration solutions have generated significant interest from our Customer base.

In the fourth quarter of fiscal 2008, in an effort to improve our overall cost structure, we adopted a restructuring plan primarily related to certain of our North American operations. As part of this plan, we will close two sales offices, rationalize certain products, and reduce the workforce in certain support functions across all of our reporting segments. We continue to look for opportunities to improve our costs, but have not committed to any specific additional reportable actions.

Developments during fiscal 2007 important to the commercialization of recently developed products or applications include market clearance from the EPA for expanded use of our Vaprox® Hydrogen Peroxide Sterilant technology. This clearance provides an important advancement for us, which will enable the offering of a broader array of cleaning chemistries, capital equipment and sterilization services to facilitate and provide complete solutions to combat emerging decontamination needs in both traditional and new markets. In addition, we received clearance from the FDA to market the Reliance™ EPS in the United States. This innovative technology addresses significant unmet reprocessing needs within the gastrointestinal departments of hospitals and surgery centers.

In the third quarter of fiscal 2007, in an effort to improve our cost structure in Europe, we adopted a restructuring plan related to certain of our European operations. As part of this plan, we closed two sales offices and reduced the workforce in certain European support functions.

Several critical actions were taken in fiscal 2006. The sale of the lyophilizer (freeze dryer) business in the third quarter was an important step in the Life Sciences renewed strategic focus. In January 2006, we announced the transfer of manufacturing operations from Erie, Pennsylvania to Mexico as a major element of a plan to reduce the cost structure of operations.

Our financial position and cash flows remain strong. For fiscal 2008, cash flows from operations were $143.4 million and free cash flow was $91.6 million. We continue to maintain low debt levels with our debt to capital ratio of 20.3% at March 31, 2008. Our strong financial position and cash flows currently afford us the financial flexibility to return value to shareholders. Value returned to shareholders may be in various forms, but principally includes potential common share repurchases and cash dividends.

A detailed discussion of our fiscal 2008 performance is included in the subsection of MD&A titled, “Results of Operations.”

MATTERS AFFECTING COMPARABILITY

Accounting for Uncertain Tax Positions.  On April 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” which provides guidance for the recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, we cannot recognize a tax benefit in our financial statements unless it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. FIN No. 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. In connection with the adoption of FIN No. 48, we recorded an adjustment of $8.4 million, increasing our liability for unrecognized tax benefits, interest, and penalties and reducing the April 1, 2007 balance of retained earnings. Prior to April 1, 2007, we regularly assessed our positions with respect to tax exposures and recorded liabilities for uncertain tax positions according to Statement of Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies.”

Additional information regarding our adoption of FIN No. 48 is included in the subsection of MD&A titled, “Critical Accounting Policies, Estimates, and Assumptions” and in Note 1 and Note 9 to our consolidated financial statements titled, “Nature of Operations and Summary of Significant Accounting Policies” and “Income Taxes,” respectively.

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

Our consolidated financial statements as of and for the years ended March 31, 2008 and 2007 reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, we did not restate the consolidated financial statements for prior periods, and they do not include the impact of SFAS No. 123R. Total share-based compensation expense for fiscal 2008 was $8.6 million on a pre-tax basis, or $5.4 million ($0.09 per basic share and $0.08 per diluted share), net of tax. Total share-based compensation expense for fiscal 2007 was $9.9 million on a pre-tax basis, or $6.1 million ($0.09 per basic and diluted share), net of tax.

As of March 31, 2008, there was $9.4 million of total unrecognized compensation cost related to non-vested share-based compensation granted under our equity incentive compensation plans. The cost is expected to be recognized over a weighted average period of 1.77 years.

Additional information regarding our adoption of SFAS No. 123R is included in the subsection of MD&A titled, “Critical Accounting Policies, Estimates, and Assumptions” and in Note 15 to our consolidated financial statements titled, “Share-Based Compensation.”

Restructuring.  During the fourth quarter of fiscal 2008, we adopted a restructuring plan primarily focused on our North American operations (the “Fiscal 2008 Restructuring Plan”). As part of this plan, we will reduce the workforce in certain support functions, close two sales offices, and rationalize certain products. These actions are intended to enhance profitability and improve efficiency by reducing ongoing operating costs. Across all of our reporting segments, approximately 90 employees, primarily located in North America, have been directly impacted.

In fiscal 2008, we recorded pre-tax expenses totaling approximately $15.8 million related to these actions, including $11.7 million recorded as restructuring expenses and $4.1 million recorded as cost of revenues. We do not expect to incur any significant additional restructuring expenses related to this plan.

During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). As part of this plan, we closed two sales offices. We also took steps to reduce the workforce in certain

European support functions. These actions are intended to improve our cost structure in Europe. Approximately 40 employees were directly impacted in various European locations.

In fiscal 2008 and fiscal 2007, we recorded pre-tax expenses of $0.1 million and $1.7 million, respectively, for the European Restructuring Plan, primarily for severance and termination benefits, for lease termination costs, and for non-cash expenses related to asset write-downs. We do not expect to incur any significant additional restructuring expenses related to this plan.

On January 30, 2006, we announced that the manufacturing portion of our Erie, Pennsylvania operations would be transferred to Mexico to reduce production costs and improve our competitive position. Plans for other restructuring actions, including the closure of a sales office, rationalization of operations in Finland, and the elimination of certain management positions were also approved. These actions were designed to reduce operating costs within the ongoing operations of both the Healthcare and Life Sciences segments, and together we refer to them as the “Fiscal 2006 Restructuring Plan.”

Operating income for fiscal 2008, fiscal 2007, and fiscal 2006 includes pre-tax restructuring expenses for the Fiscal 2006 Restructuring Plan of approximately $3.6 million, $4.9 million, and $25.3 million, respectively, primarily for non-cash expenses related to asset write-downs, accelerated recognition of pension and retiree medical benefits, and severance and termination benefits related to the transfer and other restructuring actions.

We completed the transfer of our Erie, Pennsylvania manufacturing operations during fiscal 2008 and do not expect to incur any significant additional restructuring expenses related to the Fiscal 2006 Restructuring Plan.

We are continuing to evaluate all of our operations for additional opportunities to improve performance, but we have not committed to any additional specific actions.

Further information regarding our restructuring actions is included in Note 2 to our consolidated financial statements titled, “Restructuring.”

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

Further information regarding our discontinued operations is included in Note 16 to our consolidated financial statements titled, “Business Dispositions.”

International Operations.  Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During fiscal 2008, our revenues were favorably impacted by $18.5 million, or 1.5%, and income before taxes was unfavorably impacted by $4.5 million, or 3.5%, as a result of foreign currency movements relative to the U.S. dollar.

RESULTS OF OPERATIONS

In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of the results of operations of the Company and then separately discuss earnings for our operating segments.

FISCAL 2008 AS COMPARED TO FISCAL 2007

Revenues.  The following table compares our revenues for the year ended March 31, 2008 to the year ended March 31, 2007:

	Years Ended March 31,		Change	Percent Change	Percentage of Total Revenues
(dollars in thousands)	2008	2007			2008(1)	2007(1)
Capital Revenues	$528,082	$509,312	$18,770	3.7%	41.7%	42.5%
Consumable Revenues	283,976	264,257	19,719	7.5%	22.4%	22.1%
Product Revenues	812,058	773,569	38,489	5.0%	64.2%	64.6%
Service Revenues	453,032	423,838	29,194	6.9%	35.8%	35.4%
Total Revenues	$1,265,090	$1,197,407	$67,683	5.7%	100.0%	100.0%
Service Revenues	$453,032	$423,838	$29,194	6.9%	35.8%	35.4%
Consumable Revenues	283,976	264,257	19,719	7.5%	22.4%	22.1%
Recurring Revenues	737,008	688,095	48,913	7.1%	58.3%	57.5%
Capital Revenues	528,082	509,312	18,770	3.7%	41.7%	42.5%
Total Revenues	$1,265,090	$1,197,407	$67,683	5.7%	100.0%	100.0%
United States	$971,018	$933,546	$37,472	4.0%	76.8%	78.0%
International	294,072	263,861	30,211	11.4%	23.2%	22.0%
Total Revenues	$1,265,090	$1,197,407	$67,683	5.7%	100.0%	100.0%

(1)	Certain percentages may not calculate exactly due to rounding.

Revenues increased $67.7 million, or 5.7%, to $1,265.1 million for the year ended March 31, 2008, as compared to $1,197.4 million for fiscal 2007. For fiscal 2008, recurring revenues increased 7.1% as compared to fiscal 2007. The recurring revenues increase was generated primarily by a 6.9% increase in service revenues as compared to fiscal 2007. Service revenues, which increased in all segments, were driven by a $16.3 million, or 7.6%, increase in the Healthcare segment. Within our Life Sciences and Isomedix Services segments, service revenues for fiscal 2008 increased 9.0% and 5.1%, respectively, as compared to fiscal 2007. Consumable revenues also increased $19.7 million, or 7.5%, for fiscal 2008 when compared to the prior year, primarily driven by growth of 7.3% in the Healthcare segment. Capital revenues increased $18.8 million, or 3.7%, during fiscal 2008, as compared to fiscal 2007. The Life Sciences segment experienced a significant increase in capital equipment shipment levels in the fourth quarter of fiscal 2008 driven by a recovery in the United States research market compared to the prior year. The Healthcare segment’s capital revenues increased 2.2% when compared to the prior year.

International revenues for fiscal 2008 were $294.1 million, an increase of $30.2 million, or 11.4%, as compared to fiscal 2007. The increase in year-over-year international revenues was attributable to increases in capital, consumable, and service revenues of 8.5%, 18.0%, and 12.7%, respectively. Within the European market, key drivers include strong revenues in surgical support capital products and accessories, consumables, and service. In Asia Pacific and Latin America, surgical support capital products, water systems, sterilizers, and consumable products drove revenue growth.

United States revenues for fiscal 2008 were $971.0 million, an increase of $37.5 million, or 4.0%, as compared to fiscal 2007. United States revenues were positively impacted by a 5.5% increase in recurring revenues, which were driven by increases in service revenues in all segments. Year over year, United States capital revenues increased 1.7%. The increased capital equipment shipments to the

United States research market experienced by the Life Sciences segment in the fourth quarter of fiscal 2008 more than offset a small decline in the Healthcare segment’s capital revenues of 1.2%.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit.  The following table compares our gross profit for the year ended March 31, 2008 to the year ended March 31, 2007:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2008	2007
Gross Profit:
Product	$325,117	$319,066	$6,051	1.9%
Service	198,840	185,741	13,099	7.1%
Total Gross Profit	$523,957	$504,807	$19,150	3.8%
Gross Profit Percentage:
Product	40.0%	41.2%
Service	43.9%	43.8%
Total Gross Profit Percentage	41.4%	42.2%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross margin decreased 80 basis points to 41.4% for fiscal 2008. In fiscal 2008, we benefited from labor savings from the transfer of our manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico and from price increases. However, these benefits were more than offset by increases in raw material costs, increases in transportation costs, and the unfavorable impact of foreign exchange rates.

The gross margins related to our operating segments are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Operating Expenses.  The following table compares our operating expenses for the year ended March 31, 2008 to the year ended March 31, 2007:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2008	2007
Operating Expenses:
Selling, General, and Administrative	$348,035	$326,896	$21,139	6.5%
Research and Development	36,916	33,626	3,290	9.8%
Restructuring Expenses	15,461	6,584	8,877	NM
Total Operating Expenses	$400,412	$367,106	$33,306	9.1%

NM – Not meaningful.

Compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses are significant components of selling, general, and administrative expenses (“SG&A”). SG&A increased $21.1 million, or 20 basis points, to 27.5% of total revenues for fiscal 2008 as compared to fiscal 2007. The increase in SG&A spending primarily reflects investments in the development and marketing of new products along with selling expenses associated with growth initiatives.

Research and development expenses as a percentage of total revenues increased 10 basis points to 2.9% for fiscal 2008 as compared to fiscal 2007. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continually emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2008, our investments in research and development focused on, but were not limited to, enhancing capabilities of delivery systems in the defense and industrial areas, sterile processing combination technologies, surgical tables and accessories, and the area of emerging infectious agents such as Prions and Nanobacteria.

Restructuring Expenses.  We recognize restructuring expenses as they are incurred. We also evaluate the inventory and property, plant and equipment associated with our restructuring actions for impairment. Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the closed facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were re-evaluated based on the respective plan, resulting in the acceleration of depreciation and amortization of certain assets.

During the fourth quarter of fiscal 2008, we adopted the Fiscal 2008 Restructuring Plan, which primarily focused on our North American operations. As part of this plan, we will close two sales offices and rationalize certain products. We also took steps to reduce the workforce in certain support functions. Across all of our reporting segments approximately 90 employees, primarily located in North America, have been directly impacted. These restructuring actions are designed to enhance profitability and improve efficiency by reducing ongoing operating costs.

In fiscal 2008, we recorded pre-tax expenses totaling $15.8 million related to these actions, of which $11.7 million was recorded as restructuring expenses and $4.1 million was recorded in cost of revenues, with restructuring expenses of $13.1 million, $1.5 million, $0.4 million, and $0.8 million related to the Healthcare, Life Sciences, and Isomedix reporting segments, and Corporate and other, respectively. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan.

During the third quarter of fiscal 2007, we adopted our European Restructuring Plan. As part of this plan, we closed two sales offices and took steps to reduce the workforce in certain of our European support functions. These actions are intended to improve our cost structure in Europe. Approximately 40 employees were directly impacted in various European locations.

In fiscal 2008 and fiscal 2007, we recorded $0.1 million and $1.7 million in pre-tax restructuring expenses, respectively, related to the European Restructuring Plan actions. The restructuring expenses were predominately for severance and related benefits, with restructuring expenses of $1.3 million and $0.5 million related to the Healthcare and Life Sciences business segments, respectively. We do not expect to incur any significant additional restructuring expenses related to the European Restructuring Plan.

On January 30, 2006, we announced our Fiscal 2006 Restructuring Plan. In fiscal 2008 and fiscal 2007, we recorded $3.6 million and $4.9 million in pre-tax restructuring expenses, respectively, primarily related to the transfer of the Erie, Pennsylvania manufacturing operations. All such actions are intended to improve our cost structure.

Since the inception of the Fiscal 2006 Restructuring Plan, we have recorded restructuring expenses of $33.8 million, with restructuring expenses of $33.4 million and $0.4 million related to the Healthcare and Life Sciences business segments, respectively. These actions directly impacted more than 450 employees beginning in the fourth quarter of fiscal 2006 and continuing through fiscal 2008. Information regarding the impact of the restructuring actions on our employee benefit plans is included in Note 10 to our consolidated financial statements titled, “Benefit Plans.”

Collective bargaining agreements with certain employees located at the former Erie, Pennsylvania manufacturing operations terminated in July 2007 and January 2008.

We completed the transfer of the Erie, Pennsylvania manufacturing operations during fiscal 2008 and do not expect to incur any significant additional restructuring expenses related to the Fiscal 2006 Restructuring Plan. While we continue to evaluate all of our operations for additional opportunities to improve performance, we have not committed to any additional specific actions.

The following tables summarize our total restructuring charges for fiscal 2008 and fiscal 2007:

	Year Ended March 31, 2008
(dollars in thousands)	Fiscal 2008 Restructuring Plan(1)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$5,213	$(80)	$203	$5,336
Asset impairment and accelerated depreciation	5,106	—	2,885	7,991
Product rationalization	3,754	—	—	3,754
Lease termination costs	898	165	(13)	1,050
Other	863	—	551	1,414
Total restructuring charges	$15,834	$85	$3,626	$19,545

(1)	Includes $4.1 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

	Year Ended March 31, 2007
(dollars in thousands)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$1,365	$2,027	$3,392
Asset impairment and accelerated depreciation	105	2,606	2,711
Lease termination obligations	233	150	383
Other	—	98	98
Total restructuring charges	$1,703	$4,881	$6,584

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize our liabilities related to restructuring activities:

	Fiscal 2008 Restructuring Plan
	March 31, 2007	Fiscal 2008		March 31, 2008
		Provision	Payments/ Impairments
Severance and termination benefits	$—	$5,213	$(969)	$4,244
Asset impairment	—	5,106	(4,614)	492
Product rationalization	—	3,754	(3,754)	—
Lease termination obligations	—	898	—	898
Other	—	863	(254)	609
Total	$—	$15,834	$(9,591)	$6,243

	European Restructuring Plan
	March 31, 2007	Fiscal 2008		March 31, 2008
		Provision	Payments/ Impairments
Severance and termination benefits	$638	$(68)	$(570)	$—
Lease termination obligations	219	160	(132)	247
Fixed asset impairments	105	—	(105)	—
Total	$962	$92	$(807)	$247

	Fiscal 2006 Restructuring Plan
	March 31, 2007	Fiscal 2008		March 31, 2008
		Provision	Payments
Severance and termination benefits	$1,799	$132	$(1,052)	$879
Lease termination obligation	157	(13)	(144)	—
Total	$1,956	$119	$(1,196)	$879

Non-Operating Expenses, Net.  Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our non-operating expense (income), net for the year ended March 31, 2008 to the year ended March 31, 2007:

	Years Ended March 31,
(dollars in thousands)	2008	2007	Change
Non-Operating Expenses:
Interest Expense	$5,979	$7,211	$(1,232)
Interest and Miscellaneous Income	(2,233)	(2,440)	207
Non-Operating Expenses, Net	$3,746	$4,771	$(1,025)

During fiscal 2008, we had lower average outstanding debt levels as compared to fiscal 2007. We also incurred lower interest rates on outstanding debt during fiscal 2008 as compared to fiscal 2007. As a result, interest expense decreased year over year. We used borrowings from our credit facility to fund stock repurchases and working capital needs. Interest and other miscellaneous income decreased $0.2 million in fiscal 2008 as compared to the prior year. We had lower average cash balances during fiscal 2008, which resulted in a smaller amount of interest earnings on those balances.

Additional information regarding our outstanding debt is included in Note 7 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense.  The following table compares our income tax expense and effective tax rates for the years ended March 31, 2008 and 2007:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2008	2007
Income Tax Expense	$42,693	$51,833	$(9,140)	(17.6)%
Effective Income Tax Rate	35.6%	39.0%

The effective income tax rate for fiscal 2008 was 35.6% as compared to 39.0% for fiscal 2007. The lower effective income tax rate for fiscal 2008 resulted principally from the favorable impact of a United States manufacturing deduction, the tax impact of foreign operations, and adjustments resulting from various international and United States audit matters. Additional information regarding our income tax expense is included in Note 9 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations.  As a result of organizational changes within the Life Sciences segment announced in fiscal 2008, we changed our methodology for reporting segments. The Defense and Industrial business unit, which contains businesses in early development stages, is no longer a component of the Life Sciences segment. “Corporate and other,” which will be presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie manufacturing operation. Fiscal 2007 amounts have been reclassified to reflect the fiscal 2008 presentation.

We operate in three reportable business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 12 to our consolidated financial statements titled, “Business Segment Information,” and Item 1, “Business” provide detailed information regarding each business segment. The following table compares reporting business segment revenues and Corporate and other for the year ended March 31, 2008 to the year ended March 31, 2007:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2008	2007
Revenues:
Healthcare	$887,073	$845,674	$41,399	4.9%
Life Sciences	228,350	209,658	18,692	8.9%
STERIS Isomedix Services	140,558	133,781	6,777	5.1%
Total reportable segments	1,255,981	1,189,113	66,868	5.6%
Corporate and other	9,109	8,294	815	9.8%
Total Revenues	$1,265,090	$1,197,407	$67,683	5.7%

Healthcare segment revenues were 70.1% of total revenues for the year ended March 31, 2008, as compared to 70.6% for the year ended March 31, 2007. Healthcare segment revenues increased $41.4 million, or 4.9%, to $887.1 million for the year ended March 31, 2008, as compared to $845.7 million for the prior fiscal year. The increase in Healthcare revenues was primarily driven by a 7.4% increase in recurring revenues. We generated increases in service and consumable revenues of 7.6% and 7.3%, respectively, as a result of strong service revenues within the United States hospital market and increased demand for our consumable products around the world. Our Healthcare segment’s fiscal 2008 revenues were also positively impacted by a 2.2% increase in capital revenues driven by strong sales of surgical support products. At March 31, 2008, our Healthcare segment’s backlog amounted to $98.0 million, as compared to $63.8 million at March 31, 2007.

Life Sciences segment revenues represented 18.1% of total revenues for the year ended March 31, 2008, as compared to 17.5% for the year ended March 31, 2007. Life Sciences segment revenues increased $18.7 million, or 8.9%, to $228.4 million for the year ended March 31, 2008, as compared to $209.7 million for the prior fiscal year. Life Sciences capital revenues grew 9.2%, primarily driven by the increased shipments of capital equipment to the United States research market in the fourth quarter of fiscal 2008. Recurring revenues also grew 8.7%, with increases of 9.0% and 8.3% in service revenues and consumable revenues, respectively. At March 31, 2008, our Life Sciences segment’s backlog amounted to $44.2 million, as compared to $46.4 million at March 31, 2007.

STERIS Isomedix Services segment revenues represented 11.1% of total revenues for the year ended March 31, 2008, as compared to 11.2% for the year ended March 31, 2007. This segment experienced revenue growth of $6.8 million, or 5.1%, during fiscal 2008, as compared to fiscal 2007. The growth in fiscal 2008 revenues was primarily driven by an increase in demand from our core medical device Customers and routine price increases.

The following table compares our reporting business segment and Corporate and other operating results for the year ended March 31, 2008 to the year ended March 31, 2007:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2008	2007
Operating Income:
Healthcare	$103,447	$122,468	$(19,021)	(15.5)%
Life Sciences	11,535	10,953	582	5.3%
STERIS Isomedix Services	28,964	25,127	3,837	15.3%
Total reportable segments	143,946	158,548	(14,602)	(9.2)%
Corporate and other	(20,401)	(20,847)	446	(2.1)%
Total Operating Income	$123,545	$137,701	$(14,156)	(10.3)%

Segment operating income is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. The Corporate and other segment includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits, as previously discussed. Corporate cost allocations are based on each segment’s percentage of revenues, headcount, or other variables in relation to those of the total Company. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment.

In fiscal 2008, restructuring expenses of $16.8 million, $1.5 million, $0.4 million, and $0.8 million were included in the operating income for Healthcare, Life Sciences, STERIS Isomedix Services, and Corporate and other, respectively. In fiscal 2007, restructuring expenses of $6.2 million and $0.4 million were included in the operating income for Healthcare and Life Sciences, respectively.

Our Healthcare segment’s operating income decreased $19.0 million, or 15.5%, to $103.4 million for the year ended March 31, 2008 from $122.5 million during the prior fiscal year. Our Healthcare segment’s operating margins were 11.7% and 14.5%, respectively, for the years ended March 31, 2008 and March 31, 2007. In fiscal 2008, we benefited from labor savings in Mexico and improved pricing, but these benefits were offset by increases in raw materials and transportation costs. Operating expenses also increased as we continued to invest in the development and marketing of new products. The Healthcare segment’s fiscal 2008 operating margin includes restructuring expenses of $16.8 million. Of these restructuring expenses, $13.1 million was associated with the restructuring actions announced in the fourth quarter of fiscal 2008, $3.6 million was associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico, and $0.1 million was associated with the European restructuring actions. In fiscal 2007, this segment’s operating income includes restructuring expenses of $6.2 million. Of these restructuring expenses, $4.9 million related to the transfer of the Erie, Pennsylvania manufacturing operations and $1.3 million related to the European restructuring actions.

Our Life Sciences segment’s operating income increased $0.5 million, or 5.3%, to $11.5 million in fiscal 2008 from $11.0 million in fiscal 2007. Our Life Sciences segment’s operating margins were 5.1% and 5.2%, respectively, for the years ended March 31, 2008 and March 31, 2007. This segment’s fiscal 2008 operating results benefited from increased volumes associated with higher margin consumable products and service offerings. However, these benefits were significantly offset by investments in research and development and the negative impact of foreign currency exchange rates. In fiscal 2008, our Life Sciences segment’s operating income includes $1.5 million in restructuring expenses primarily associated with the restructuring actions announced in the fourth quarter of fiscal 2008. In fiscal 2007, our Life Sciences segment’s operating income includes restructuring expenses of $0.4 million associated with the European restructuring actions.

STERIS Isomedix Services segment operating income increased $3.8 million, or 15.3%, to $29.0 million for the year ended March 31, 2008 as compared to $25.1 million during the prior fiscal year. This segment’s operating margins were 20.6% and 18.8%, respectively, for the years ended March 31, 2008 and March 31, 2007. Restructuring expenses of $0.4 million associated with the restructuring actions announced in the fourth quarter of fiscal 2008 are included in this segment’s fiscal 2008 operating income. Fiscal 2008 operating margins improved as a result of increased volumes and contracted price increases. Operating margins of STERIS Isomedix Services are greatly impacted by volume levels as the facilities operate with relatively high percentages of fixed costs.

FISCAL 2007 AS COMPARED TO FISCAL 2006

Revenues.  The following table compares our revenues for the year ended March 31, 2007 to the year ended March 31, 2006:

	Years Ended March 31,		Change	Percent Change	Percentage of Total Revenues
(dollars in thousands)	2007	2006			2007(1)	2006(1)
Capital Revenues	$509,312	$505,235	$4,077	0.8%	42.5%	43.5%
Consumable Revenues	264,257	254,604	9,653	3.8%	22.1%	21.9%
Product Revenues	773,569	759,839	13,730	1.8%	64.6%	65.5%
Service Revenues	423,838	400,446	23,392	5.8%	35.4%	34.5%
Total Revenues	$1,197,407	$1,160,285	$37,122	3.2%	100.0%	100.0%
Service Revenues	$423,838	$400,446	$23,392	5.8%	35.4%	34.5%
Consumable Revenues	264,257	254,604	9,653	3.8%	22.1%	21.9%
Recurring Revenues	688,095	655,050	33,045	5.0%	57.5%	56.5%
Capital Revenues	509,312	505,235	4,077	0.8%	42.5%	43.5%
Total Revenues	$1,197,407	$1,160,285	$37,122	3.2%	100.0%	100.0%
United States	$933,546	$925,593	$7,953	0.9%	78.0%	79.8%
International	263,861	234,692	29,169	12.4%	22.0%	20.2%
Total Revenues	$1,197,407	$1,160,285	$37,122	3.2%	100.0%	100.0%

(1)	Certain percentages may not calculate exactly due to rounding.

Revenues increased $37.1 million, or 3.2%, to $1,197.4 million for the year ended March 31, 2007, as compared to $1,160.3 million for fiscal 2006. For fiscal 2007, recurring revenues increased 5.0% as compared to fiscal 2006. The recurring revenues increase was generated primarily by a 5.8% increase in service revenues as compared to fiscal 2006. Service revenues, which increased in all segments, were driven by a $14.4 million, or 7.1%, increase in the Healthcare segment. Within our Life Sciences and Isomedix Services segments, service revenues for fiscal 2007 increased 4.8% and 5.0%, respectively, as compared to fiscal 2006. Consumable revenues also increased 3.8% for fiscal 2007 when compared to the prior year. Capital revenues increased $4.1 million, or 0.8%, during fiscal 2007, as compared to fiscal 2006. The Healthcare segment continued to experience strong demand for surgical tables both in the United States and internationally. However, the growth in Healthcare segment’s capital revenues of 2.4% was partially offset by a decline in the Life Sciences segment’s capital revenues of 5.2%. The decline in Life Sciences capital revenues was a result of strong price competition for capital equipment being sold into the United States research market.

International revenues for fiscal 2007 amounted to $263.9 million, an increase of $29.2 million, or 12.4%, as compared to fiscal 2006. The increase in year-over-year international revenues was attributable to a 14.9% increase in capital revenues primarily within the European and Canadian marketplaces. Within Europe, fiscal 2007 capital revenues reflect the continued success of surgical tables and related accessories in the Healthcare segment and increases in the Life Sciences segment’s revenues from VHP technologies and water systems. This increase was partially offset by a decrease in Asia Pacific and Latin America capital revenues in our Life Sciences segment during fiscal 2007. The increase in international capital revenues was supplemented by an increase of 9.4% in recurring revenue streams year over year.

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

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross margin increased to 42.2% for fiscal 2007. Overall, our fiscal 2007 margins increased due to improved productivity and pricing, which more than offset increases in labor and raw material costs. Gross margins also benefited from a shift towards higher margin recurring revenue products within the Life Sciences segment. Gross margins for fiscal 2007 include $1.1 million in share-based compensation expense as a result of the impact of SFAS No. 123R.

The gross margins related to our operating segments are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Operating Expenses.  The following table compares our operating expenses for the year ended March 31, 2007 to the year ended March 31, 2006:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Operating Expenses:
Selling, General, and Administrative	$326,896	$315,582	$11,314	3.6%
Research and Development	33,626	33,597	29	0.1%
Restructuring Expenses	6,584	25,308	(18,724)	NM
Total Operating Expenses	$367,106	$374,487	$(7,381)	(2.0)%

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

Research and development expenses as a percentage of total revenues decreased 10 basis points to 2.8% for fiscal 2007 as compared to fiscal 2006. During both fiscal 2007 and fiscal 2006, research and development expenses were $33.6 million. Our research and development initiatives continually emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2007, our investments in research and development focused on, but were not limited to, enhancing capabilities of delivery systems in the defense and industrial areas, sterile processing combination technologies, surgical tables and accessories, and the area of emerging infectious agents such as Prions and Nanobacteria.

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

In fiscal 2007 and fiscal 2006, we recorded $4.9 million and $25.3 million in pre-tax restructuring expenses, respectively, for the Fiscal 2006 Restructuring Plan. These restructuring expenses primarily related to the previously announced transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions, including the closure of a sales office, rationalization of operations in Finland and the elimination of certain management positions. All such actions are intended to improve our cost structure.

These actions directly impacted more than 450 employees. Information regarding the impact of the restructuring actions on our employee benefit plans is included in Note 10 to our consolidated financial statements titled, “Benefit Plans.”

During the third quarter of fiscal 2007, we adopted the European Restructuring Plan. As part of this plan, we closed two offices. We also took steps to reduce the workforce in certain of our European support functions. These actions are intended to improve our cost structure in Europe. Approximately 40 employees were directly impacted in various European locations.

In fiscal 2007, we recorded $1.7 million in pre-tax restructuring expenses related to the European Restructuring Plan. The restructuring expenses were predominately for severance and related benefits, with restructuring expenses of $1.2 million and $0.5 million related to the Healthcare and Life Sciences business segments, respectively.

The following tables summarize our total restructuring expenses for fiscal 2007 and fiscal 2006:

	Year Ended March 31, 2007
(dollars in thousands)	Fiscal 2006 Restructuring Plan	European Restructuring Plan	Total
Severance, payroll and other related costs	$2,027	$1,365	$3,392
Asset impairment and accelerated depreciation	2,606	105	2,711
Lease termination costs	150	233	383
Other	98	—	98
Total restructuring charges	$4,881	$1,703	$6,584

Year Ended March 31, 2006
(dollars in thousands)	Fiscal 2006 Restructuring Plan
Asset impairment and accelerated depreciation	$11,712
Severance, payroll and other related costs	2,038
Lease termination costs	135
Pension curtailment	2,335
OPEB acceleration	8,982
Other	106
Total restructuring charges	$25,308

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize our liabilities related to restructuring activities:

	Fiscal 2006 Restructuring Plan
	March 31, 2006	Fiscal 2007		March 31, 2007
		Provision	Payments
Severance and termination benefits(1)	$1,941	$1,743	$(1,885)	$1,799
Lease termination obligations	135	150	(128)	157
Total	$2,076	$1,893	$(2,013)	$1,956

(1)	Does not include certain items that were paid in the period incurred.

	European Restructuring Plan
	March 31, 2006	Fiscal 2007		March 31, 2007
		Provision	Payments
Severance and termination benefits	$—	$1,365	$(727)	$638
Lease termination obligations	—	233	(14)	219
Asset impairment	—	105	—	105
Total	$—	$1,703	$(741)	$962

Non-Operating Expenses, Net.  Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expense for the year ended March 31, 2007 to the year ended March 31, 2006:

	Years Ended March 31,
(dollars in thousands)	2007	2006	Change
Non-Operating Expenses:
Interest Expense	$7,211	$4,935	$2,276
Interest and Miscellaneous Income	(2,440)	(3,355)	915
Non-Operating Expenses, Net	$4,771	$1,580	$3,191

We had higher average outstanding debt levels and incurred higher interest rates on outstanding debt during fiscal 2007 as compared to fiscal 2006 and, as a result, interest expense increased year over year. The higher debt levels in fiscal 2007 were used to fund stock repurchases and working capital needs. Interest and other miscellaneous income decreased $0.9 million in fiscal 2007 as compared to the prior year. This decrease was primarily due to receiving the final settlement of certain working capital adjustments and the resolution of certain indemnification claims pursuant to the terms of the share purchase agreement with respect to our acquisition of Hamo Holding AG (“Hamo”) in the first quarter of fiscal 2006. We completed the acquisition of Hamo during fiscal 2004.

Additional information regarding our outstanding debt is included in Note 7 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense.  The following table compares our income tax expense and effective tax rates for the years ended March 31, 2007 and 2006:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Income Tax Expense	$51,833	$45,172	$6,661	14.7%
Effective Income Tax Rate	39.0%	41.8%

The effective income tax rate for fiscal 2007 was 39.0% as compared to 41.8% for fiscal 2006. The lower effective income tax rate for fiscal 2007 was primarily due to adjustments to recognize additional foreign tax credits. Additional information regarding our income tax expense is included in Note 9 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations.  As a result of organizational changes within the Life Sciences segment announced in fiscal 2008, we changed our methodology for reporting segments. The Defense and Industrial business unit, which consists of businesses in early development stages, is no longer a component of the Life Sciences segment. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie manufacturing operation. Fiscal 2007 and fiscal 2006 amounts have been reclassified to reflect the fiscal 2008 presentation.

We operate in three reportable business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. Note 12 to our consolidated financial statements titled, “Business Segment Information,” and Item 1, “Business” provide detailed information regarding each business segment. The following table compares reporting business segment and Corporate and other revenues for the year ended March 31, 2007 to the year ended March 31, 2006:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Revenues:
Healthcare	$845,674	$817,014	$28,660	3.5%
Life Sciences	209,658	207,078	2,580	1.2%
STERIS Isomedix Services	133,781	127,444	6,337	5.0%
Total reportable segments	1,189,113	1,151,536	37,577	3.3%
Corporate and other	8,294	8,749	(455)	(5.2)%
Total Revenues	$1,197,407	$1,160,285	$37,122	3.2%

Healthcare segment revenues were 70.6% of total revenues for the year ended March 31, 2007, as compared to 70.4% for the year ended March 31, 2006. Healthcare segment revenues increased $28.7 million, or 3.5%, to $845.7 million for the year ended March 31, 2007, as compared to $817.0 million for the prior fiscal year. The increase in Healthcare revenues was primarily driven by a 4.7% increase in recurring revenues. We generated increases in service and consumable revenues of 7.1% and 2.4%, respectively, as a result of strong service revenues within the United States hospital market and increased demand for our consumable products in the United States and Canada. Our Healthcare segment’s fiscal 2007 revenues were also positively impacted by a 2.3% increase in capital revenues driven by continued strong sales of surgical tables both in the United States and internationally. This increase was partially offset by a decline in the sales of high temperature sterile processing capital equipment. At March 31, 2007, our Healthcare segment’s backlog amounted to $63.8 million, as compared to $62.0 million at March 31, 2006.

Life Sciences segment revenues represented 17.5% of total revenues for the year ended March 31, 2007, as compared to 17.8% for the year ended March 31, 2006. Life Sciences segment revenues increased $2.6 million, or 1.2%, to $209.7 million for the year ended March 31, 2007, as compared to $207.1 million for the prior fiscal year. The increase in Life Sciences revenues was driven by strong growth in consumable products and service of 11.0% and 4.8%, respectively, partially offset by a 5.2% decrease in capital revenues. Fiscal 2007 Life Sciences capital revenues were unfavorably impacted as a result of strong price competition for capital equipment being sold into the United States research market. At March 31, 2007, our Life Sciences segment’s backlog amounted to $46.4 million, as compared to $42.5 million at March 31, 2006.

STERIS Isomedix Services segment revenues represented 11.2% of total revenues for the year ended March 31, 2007, as compared to 11.0% for the year ended March 31, 2006. This segment experienced revenue growth of $6.3 million, or 5.0%, during fiscal 2007, as compared to fiscal 2006. This revenue growth was primarily attributable to increased demand from our core medical device Customers and routine price increases.

The following table compares our reporting business segment and Corporate and other operating results for the year ended March 31, 2007 to the year ended March 31, 2006:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2007	2006
Operating Income (Loss):
Healthcare	$122,468	$105,074	$17,394	16.6%
Life Sciences	10,953	4,841	6,112	NM
STERIS Isomedix Services	25,127	23,981	1,146	4.8%
Total reportable segments	158,548	133,896	24,652	18.4%
Corporate and other	(20,847)	(24,198)	3,351	(13.8)%
Total Operating Income	$137,701	$109,698	$28,003	25.5%

NM – Not meaningful.

Segment operating income (loss) is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. The Corporate and other segment includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits, as previously discussed. Corporate cost allocations are based on each segment’s percentage of revenues, headcount, or other variables in relation to those of the total company.

In fiscal 2007, restructuring expenses of $6.2 million and $0.4 million were included in the operating income for Healthcare and Life Sciences, respectively. In fiscal 2006, restructuring expenses of $24.8 million and $0.5 million were included in the operating income for Healthcare and Life Sciences, respectively.

Our Healthcare segment’s operating income increased $17.4 million, or 16.6%, to $122.5 million for the year ended March 31, 2007 from $105.1 million during the prior fiscal year. Our Healthcare segment’s operating margins were 14.5% and 12.9%, respectively, for the years ended March 31, 2007 and March 31, 2006. In fiscal 2007, this segment’s operating income includes restructuring expenses of $4.9 million and $1.3 million related to the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico and the European restructuring actions, respectively. Share-based compensation expenses of $6.7 million were also included in our Healthcare segment’s fiscal 2007 operating income. In fiscal 2006, restructuring expenses primarily associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico of $24.8 million were included in the Healthcare segment’s operating income. Operating income improved as a result of lower restructuring costs and improved leveraging of operating expense.

Our Life Sciences segment’s operating income was $11.0 million in fiscal 2007 as compared to $4.8 million in fiscal 2006. Our Life Sciences segment’s operating margins were 5.2% and 2.3%, respectively, for the years ended March 31, 2007 and March 31, 2006. This segment’s operating results benefited from increased volumes associated with higher margin consumable products and service offerings, as well as productivity improvements and operating expense control. In fiscal 2007, our Life Sciences segment’s operating income includes restructuring expenses of $0.4 million associated with the European restructuring actions and $2.0 million in share-based compensation expense. The fiscal 2006 operating income includes approximately $0.5 million in restructuring expenses associated with the rationalization of operations at the manufacturing facility in Finland.

STERIS Isomedix Services segment operating income increased $1.1 million, or 4.8%, to $25.1 million for the year ended March 31, 2007 as compared to $24.0 million during the prior fiscal year. This segment’s operating margins were 18.8% for the years ended

March 31, 2007 and March 31, 2006. Fiscal 2007 operating margins improved as a result of increased volumes and normal contracted price increases, but this improvement was offset by share-based compensation expense of $1.2 million. Operating margins of STERIS Isomedix Services are greatly impacted by volume levels as the facilities operate with relatively high percentages of fixed costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes significant components of our cash flows for the years ended March 31, 2008 and 2007:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2008	2007	Change
Operating activities:
Net income	$77,106	$82,155	$(5,049)	(6.1)%
Non-cash items	67,540	62,123	5,417	8.7%
Changes in operating assets and liabilities	(1,245)	(48,538)	47,293	(97.4)%
Net cash provided by operating activities	$143,401	$95,740	$47,661	49.8%
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(56,974)	$(49,024)	$(7,950)	16.2%
Proceeds from the sale of property, plant and equipment	5,154	2,825	2,329	82.4%
Proceeds from the sale of discontinued operations	—	2,927	(2,927)	(100.0)%
Net cash used in investing activities	$(51,820)	$(43,272)	$(8,548)	19.8%
Financing activities:
Proceeds (payments) on long-term obligations, capital leases, and credit facility, net	$78,480	$(14,667)	$93,147	NM
Deferred financing fees and debt issuance costs	(443)	—	(443)	NM
Repurchases of common shares	(177,171)	(60,170)	(117,001)	194.5%
Cash dividends paid to common shareholders	(14,609)	(11,766)	(2,843)	24.2%
Stock option and other equity transactions, net	17,813	10,924	6,889	63.1%
Net cash used in financing activities	$(95,930)	$(75,679)	$(20,251)	26.8%
Debt-to-capital ratio	20.3%	11.6%
Free cash flow	$91,581	$49,541

NM – Not meaningful.

Net Cash Provided by Operating Activities.  The net cash provided by our operating activities was $143.4 million for the year ended March 31, 2008 compared to $95.7 million for the year ended March 31, 2007. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items – Our non-cash items include depreciation, depletion, and amortization, losses on the disposal of property, plant, equipment and intangibles, share-based compensation expense, changes in deferred income taxes, gains on the sale of discontinued operations, and other items. Non-cash items were $67.5 million for fiscal 2008 compared to $62.1 million for fiscal 2007.

•

Depreciation, depletion, and amortization – Depreciation, depletion, and amortization expense is the most significant component of non-cash items. This expense totaled $62.8 million and $60.3 million for fiscal 2008 and 2007, respectively. The $2.5 million increase in this expense was primarily the result of capital purchases in support of our research efforts and increased material purchases for our STERIS Isomedix Services segment.

•

Loss on the disposal of property, plant, equipment, and intangibles, net – We recorded losses of $5.8 million and $0.8 million for the disposal of property, plant, equipment, and intangibles in fiscal 2008 and fiscal 2007, respectively. In fiscal 2008, this expense primarily related to the impairment or disposal of certain assets related to the Fiscal 2008 Restructuring Plan and the Fiscal 2006 Restructuring Plan. In fiscal 2007, this expense primarily related to the disposal of certain assets included in the Fiscal 2006 Restructuring Plan.

•

Share-based compensation expense – We recorded non-cash share-based compensation expense of $8.6 million and $9.9 million for fiscal 2008 and fiscal 2007, respectively. The decline of $1.3 million reflects a reduction in the number of stock options and restricted shares subject to amortization in the current fiscal year.

•

Deferred income taxes – Our fiscal 2008 deferred income tax benefit of $10.2 million resulted primarily from share-based compensation expense and depreciation and amortization of fixed assets and intangibles. Our fiscal 2007 deferred income tax benefit of $10.1 million primarily resulted from the settlement of the fiscal 1997 and fiscal 1998 IRS audits and from share-based compensation expense.

•	Gain on the sale of discontinued operations – In fiscal 2007, we recorded a gain totaling $1.1 million for the October 31, 2005 sale of our freeze dryer product line.

•

Working capital- Significant changes in our working capital for the year ended March 31, 2008 as compared to the prior fiscal year are summarized below. Our discussion excludes the impact of foreign currency translation adjustments and balances acquired from business acquisitions. Changes in our working capital used $1.2 million and $48.5 million in fiscal 2008 and fiscal 2007, respectively.

•

Accounts receivable, net – Our net accounts receivable balances decreased $9.2 million in fiscal 2008 and increased $4.6 million during fiscal 2007. Our accounts receivable balances may change from period to period due to the timing of revenues and Customer payments. The decrease in the accounts receivable balance was a result of improved collection processes, evident in the decrease in days sales outstanding from 77 days at March 31, 2007 to 72 days at March 31, 2008.

•

Inventories, net – Our net inventory balances increased $4.9 million and $16.9 million during fiscal 2008 and fiscal 2007, respectively. Inventory balances in fiscal 2008 increased as a result of the impact of increased raw material costs, new products, and higher order levels. The inventory increase in fiscal 2007 was primarily associated with the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico. We increased inventory levels at both the Erie and Monterrey facilities by $8.0 million during fiscal 2007 to ensure product would be consistently available for our Customers during the transition.

•

Other current assets – Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Other current assets decreased $0.5 million during fiscal 2008 and increased $16.8 million during fiscal 2007. The increase in fiscal 2007 reflects approximately $17.5 million of the tax payments made during the first quarter of fiscal 2007 that remains on deposit with the IRS, subject to final resolution of certain matters under audit.

•

Accounts payable, net – Our net accounts payable balances decreased $3.1 million and $12.0 million during fiscal 2008 and fiscal 2007, respectively, resulting in a cash flow change of $8.9 million. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net – Our net accruals and other liabilities balances decreased $2.9 million and increased $1.7 million during fiscal 2008 and fiscal 2007, respectively. In fiscal 2008, the decrease was primarily a result of recording deferred tax assets for uncertain tax positions under FIN No. 48 and for unfunded pension and post-retirement benefit liabilities under SFAS No. 158. In fiscal 2007, the increase was primarily due to increases in the accruals for compensation and benefit-related liabilities, partially offset by a decrease in the accruals for other taxes not related to income.

Net Cash Used in Investing Activities.  The net cash we used in investing activities totaled $51.8 million during fiscal 2008 compared to $43.3 million during fiscal 2007. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2008 and 2007:

•

Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $57.0 million during fiscal 2008 compared to $49.0 million during fiscal 2007. Increased capital spending levels in fiscal 2008 resulted primarily from a planned expansion at one of our STERIS Isomedix Services facilities.

•

Proceeds from the sale of property, plant, equipment and intangibles – In fiscal 2008, these proceeds include $4.7 million we received in the third quarter from the sale of our manufacturing facility located in Erie, Pennsylvania. In fiscal 2007, these proceeds include $2.4 million we received during the third quarter from the sale of a building located in Nogales, Arizona.

•

Proceeds from the sale of discontinued operations – In fiscal 2007, we recorded additional proceeds of $2.9 million for the October 31, 2005 sale of the freeze dryer product line. We received these additional proceeds because we reached a final settlement with the buyer for working capital changes and certain indemnifications.

Net Cash Used in Financing Activities.  The net cash we used in financing activities totaled $95.9 million in fiscal 2008 compared to $75.7 million for the prior fiscal year. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2008 and 2007:

•

Proceeds (payments) on long-term obligations, capital leases, and credit facility, net – For the year ended March 31, 2008, we borrowed $79.2 million, net, under our revolving credit facility and made payments of $0.7 million on our other long-term obligations. In fiscal 2007, we made payments of $13.0 million and $1.7 million, net, under our revolving credit facility and our other long-term obligations and capital leases, respectively. The proceeds borrowed in fiscal 2008 were used to fund share repurchases and working capital changes. We provide additional information about our debt structure in Note 7 to our consolidated financial statements titled, “Debt,” and in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

•

Deferred financing fees and debt issuance costs – In fiscal 2008, we paid fees of $0.4 million related to the amendment and restatement of our revolving credit facility. This amount is being amortized over the term of the amended and restated agreement.

•

Repurchases of Common Shares – The Company’s Board of Directors has provided authorization to repurchase our common shares. During fiscal 2008, we paid for the repurchase of 6,600,550 common shares at an average purchase price of $26.84 per common share. During fiscal 2007, we paid for the repurchase of 2,606,800 of our common shares at an average purchase price of $23.08 per common share. We provide additional information about our common share repurchases in Note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

•

Cash dividends paid to common shareholders – During fiscal year 2008, we paid total cash dividends of $14.6 million, or $0.23 per outstanding common share. During fiscal year 2007, we paid total cash dividends of $11.8 million, or $0.18 per outstanding common share.

•

Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During fiscal 2008 and fiscal 2007, we received cash proceeds totaling $14.6 million and $9.0 million, respectively, under these programs.

Cash Flow Measures.  Free cash flow was $91.6 million and $49.5 million in fiscal 2008 and fiscal 2007, respectively. Free cash flow during fiscal 2007 was impacted by working capital changes, including approximately $27.6 million in payments to the IRS for taxes previously recognized. Our debt-to-capital ratio increased to 20.3% at March 31, 2008 from 11.6% at March 31, 2007, reflecting increased borrowings utilized to fund common share repurchases and working capital changes.

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

Sources of Credit.  Our sources of credit as of March 31, 2008 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2008 Amounts Outstanding	March 31, 2008 Amounts Available
Sources of Credit
Private Placement	$100,000	$—	$100,000	$—
Credit Facility(1)	400,000	19,337	79,180	301,483
Other Debt	800	—	800	—
Total Sources of Credit	$500,800	$19,337	$179,980	$301,483

(1)	Our revolving credit facility contains a sub-limit that reduces the maximum amount available to us by letters of credit issued.

Our sources of funding from credit are summarized below:

•

We owe $100.0 million on senior notes issued in December 2003 to certain institutional investors in a private placement that was not required to be registered with the SEC. The agreements related to these notes require us to maintain certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement. Of the $100.0 million in outstanding notes, $40.0 million had a maturity of five years at an annual interest rate of 4.20%, another $40.0 million had a maturity of ten years at an annual interest rate of 5.25%, and the remaining $20.0 million had a maturity of twelve years at an annual interest rate of 5.38%. Therefore, payment of the first $40.0 million of notes is due in December 2008. However, we have excluded the liabilities for these notes from the “Current portion of long-term indebtedness” on the accompanying Consolidated Balance Sheets as of March 31, 2008 because it is our intention to refinance this amount with proceeds of borrowings available to us under the revolving credit facility outlined below.

•

On September 13, 2007, we signed the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with KeyBank National Association, as administrative agent for the lending institutions that are parties to the Credit Agreement (the “Agent”), and the lenders party to the Credit Agreement. This Credit Agreement amended, restated, and replaced our Amended and Restated Credit Agreement dated March 29, 2004, as amended, which was to mature in June 2010. The Credit Agreement matures on September 13, 2012 and provides $400.0 million of credit, which may be increased by up to an additional $100.0 million in specified circumstances, for borrowings and letters of credit. The Credit Agreement provides a multi-currency borrowing option and may be used for general corporate purposes. A floating interest rate is applied to amounts borrowed based on the greater of (1) the Prime Rate established by the Agent, or (2) the Federal Funds effective rate plus 0.50%, or a fixed rate may be applied based on the Eurodollar Rate or other defined currency rate, plus, in each case, a margin based on our leverage ratio. Interest is payable quarterly or at the end of the interest period, if shorter. The Credit Agreement also requires the payment of a facility fee on the total facility commitment amount, which is determined based on our leverage ratio. We may prepay floating rate loans without paying a penalty, but we may be required to pay a penalty for prepaying fixed rate loans. The Credit Agreement also allows us to make short term swing loan borrowings not to exceed $35.0 million, with an interest rate equal to the Agent’s cost of funds plus a margin. The Credit Agreement requires us to maintain compliance with certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. Our obligations under the Credit Agreement are unsecured but guaranteed by our material domestic subsidiaries.

At March 31, 2008, we had $301.5 million of funding available from our $400.0 million Credit Agreement. The Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit issued.

•

At March 31, 2008, our other debt balance includes industrial development revenue bonds with variable interest rates based on the bank/marketing agent’s demand note index. We issued letters of credit to support these bonds. The letters of credit have reimbursement agreements with the same financial covenants as our credit facility. At March 31, 2008, we had a balance outstanding of $0.8 million under the industrial development revenue bonds. These bonds had an interest rate of 2.30%.

At March 31, 2008, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in Note 7 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES

Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, and information technology enhancements. During fiscal 2008, our capital expenditures amounted to $57.0 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. At March 31, 2008, we expect to incur amounts for future capital expenditures consistent with our historical trends. However, we cannot assure you that future capital expenditures will remain consistent, as future events can occur which could cause anticipated capital expenditure levels to change.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

We had no material commitments for capital expenditures as of March 31, 2008. At March 31, 2008, we had commitments under non-cancelable operating leases totaling $57.0 million.

Our contractual obligations and commercial commitments as of March 31, 2008 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires us to fulfill a commitment.

	Payments due by March 31,
(in thousands)	2009	2010	2011	2012	2013 and thereafter	Total
Contractual Obligations:
Debt	$40,700	$100	$—	$—	$139,180	$179,980
Operating leases	16,755	12,867	9,187	5,177	13,049	57,035
Purchase obligations	12,252	15,328	9,891	—	—	37,471
Other obligations	248	382	393	405	1,289	2,717
Total Contractual Obligations	$69,955	$28,677	$19,471	$5,582	$153,518	$277,203

The table above includes only the principal amounts of our contractual obligations. We provide information about the interest component of our long-term debt in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in Note 7 to our consolidated financial statements titled, “Debt.”

Debt payments due by March 31, 2009 in the table above include the first $40.0 million of senior notes due in December 2008. However, we have excluded the liabilities for these notes from the “Current portion of long-term indebtedness” on the accompanying Consolidated Balance Sheets as of March 31, 2008 because it is our intention to refinance this amount with proceeds of borrowings available to us under the revolving credit facility. We provide additional information regarding our debt obligations in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in Note 7 to our consolidated financial statements titled, “Debt.”

Purchase obligations shown in the table above relate to minimum purchase commitments with suppliers for raw materials purchases.

Contractual obligations shown in the table above exclude FIN No. 48 liabilities. We have a $17.5 million tax payment that remains on deposit with the IRS subject to the determination of final assessments. In the fourth quarter of fiscal 2008, we reached an agreement with the IRS on all material tax matters for fiscal 1999 through fiscal 2001. We anticipate reaching an agreement with the IRS on all material tax matters for fiscal 2002 through fiscal 2005 during fiscal 2009. We believe that the amount on deposit with the IRS will be sufficient to settle all material matters with the IRS for fiscal 1999 through fiscal 2005 and thus no additional future cash payments will be required related to these tax years. The IRS will begin its audit of fiscal 2006 and fiscal 2007 during fiscal 2009. Because of the high degree of uncertainty regarding the timing of future cash outflows, we are currently not able to make a reliable estimate of any future cash payments to respective taxing authorities that may be required as a result of future audits.

Contractual obligations shown in the table above exclude benefit payments to participants under our defined benefit pension plans and other post-retirement medical benefit plan. We summarize the estimated benefit payments to be made by the plans over the next ten years in Note 10 to our consolidated financial statements titled, “Benefit Plans.” The table also excludes contributions we make to our defined benefit pension plans and our defined contribution plan. Our future contributions to these plans depend on many uncertain factors including future returns on the defined benefit plan assets and the amount and timing of employee and discretionary employer contributions to the defined contribution plan. We provide additional information about our defined benefit pension plans, defined contribution plan, and other post-retirement medical benefit plan in Note 10 to our consolidated financial statements titled, “Benefit Plans.”

	Amount of Commitment Expiring March 31,
(in thousands)	2009	2010	2011	2012	2013 & Beyond	Totals
Commercial Commitments:
Performance and surety bonds	$11,423	$3,889	$81	$—	$2,387	$17,780
Letters of credit as security for self-insured risk retention policies	8,161	821	—	—	—	8,982
Total Commercial Commitments	$19,584	$4,710	$81	$—	$2,387	$26,762

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

Allowance for Doubtful Accounts Receivable.  We maintain an allowance for uncollectible accounts receivable for estimated losses in the collection of amounts owed by Customers. We estimate the allowance based on analyzing a number of factors, including amounts written off historically, Customer payment practices, and general economic conditions. We also analyze significant Customer accounts on a regular basis and record a specific allowance when we become aware of a specific Customer’s inability to pay. As a result, the related accounts receivable are reduced to an amount that we reasonably believe is collectible. These analyses require a considerable amount of judgment. If the financial condition of our Customers worsens, or economic conditions change, we may be required to make changes to our allowance for doubtful accounts receivable.

Allowance for Sales Returns.  We maintain an allowance for sales returns based upon known returns and estimated returns for both capital equipment and consumables. We estimate returns of capital equipment and consumables based upon recent historical experience less the estimated inventory value of the returned goods.

Inventories and Reserves.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 39.3% and 47.7% of total inventories at March 31, 2008 and 2007, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $16.3 million and $15.6 million higher than those reported at March 31, 2008 and 2007, respectively.

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

Asset Impairment Losses.  Property, plant, equipment, and identifiable intangible assets (except for goodwill and intangible assets with indefinite lives) are reviewed for impairment when events and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated net realizable value. We conduct this review on an ongoing basis and, if impairment exists, we record the loss in the Consolidated Statements of Income during that period.

When we evaluate assets for impairment, we make certain judgments and estimates, including interpreting current economic indicators and market valuations, evaluating our strategic plans with regards to operations, historical and anticipated performance of operations, and other factors. If we incorrectly anticipate these factors, or unexpected events occur, our operating results could be materially affected.

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

We review our restructuring-related accruals on a quarterly basis and changes to plans are appropriately recognized in the Consolidated Statements of Income in the period the change is identified. Note 2 to our consolidated financial statements titled, “Restructuring,” summarizes our restructuring plans.

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

We performed our annual goodwill impairment evaluation as of October 31, 2007. As a result of this evaluation, we determined that there was no impairment of the recorded goodwill amounts.

Income Taxes.  Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, income tax rates, changes in uncertain tax benefits, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and the respective governmental taxing authorities. We use significant judgment in determining our annual effective income tax rate and evaluating our tax positions. We prepare and file tax returns based on our interpretation of tax laws and regulations, and we record estimates based on these judgments and interpretations. We cannot be sure that the tax authorities will agree with all of the tax positions taken by us. The actual income tax liability for each jurisdiction in any year can, in some instances, be ultimately determined several years after the tax return is filed and the financial statements are published.

We adopted the provisions of FIN No. 48 effective April 1, 2007. We evaluate our tax positions using the recognition threshold and measurement attribute in accordance with this interpretation. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority and that the taxing authority will have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The appropriate unit of account for determining what constitutes an individual tax position, and whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We review and adjust our tax estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent.

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance, which would increase our effective income tax rate and could result in an adverse impact on our consolidated financial position, results of operations, or cash flows.

We believe that adequate accruals have been made for income taxes. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flow for any one period.

Additional information regarding income taxes is included in Note 9 to our consolidated financial statements titled, “Income Taxes.”

Self-Insurance Liabilities.  We record a liability for self-insured risk retention for general and product liabilities, workers’ compensation, and automobile liabilities. We maintain a captive insurance company, Global Risk Insurance Company (“GRIC”), to fund losses. We engage a third-party actuary that uses GRIC’s historical loss experience and actuarial methods to determine the estimated liability. This liability includes estimated amounts for both loss reserves and incurred but not reported claims. We review the assumptions and the valuations provided by third-party actuaries annually to determine the adequacy of our estimated self-insurance risk-retention liability. Losses greater than the limits established by GRIC are covered by third-party insurance policies, which are subject to the terms and conditions of those policies. Our accrual for the GRIC self-insured risk retention as of March 31, 2008 and 2007 was $16.4 million and $16.6 million, respectively.

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

Warranty Reserves.  We generally offer a limited one-year parts and labor warranty on our capital equipment. The specific terms and conditions of warranties vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties in the period revenues are recognized. We estimate warranty expenses based primarily on historical warranty claim experience and the terms of specific Customer contracts. While we have extensive quality programs and processes and actively monitor and evaluate the quality of suppliers, actual warranty experience could be different from our estimates. If actual product failure rates, material usage, or service costs are different from our estimates, we may have to record an adjustment to the estimated warranty liability. As of March 31, 2008 and 2007, we had accrued $7.8 million and $5.9 million, respectively, for warranty exposures.

Contingencies.  We are involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the course of our business. We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of litigation is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Part I, Item 3, “Legal Proceedings” for additional information.

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. In the fourth quarter of fiscal 2008, we reached a settlement with the IRS on all material tax matters for fiscal 1999 through fiscal 2001. The IRS began an audit of fiscal 2002 through fiscal 2005 in fiscal 2007. We anticipate reaching a settlement with the IRS for all material tax matters for fiscal 2002 through fiscal 2005 during fiscal 2009. In addition, the IRS will begin its audit of fiscal 2006 and fiscal 2007 in fiscal 2009. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.

Additional information regarding our commitments and contingencies is included in Note 11 to our consolidated financial statements titled, “Commitments and Contingencies.”

Benefit Plans.  We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. As of March 31, 2008, we sponsored defined benefit pension plans for eligible participants in the United States and Switzerland. In addition, as of March 31, 2008, we sponsored an unfunded post-retirement medical benefit plan for two groups of United States employees, including the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage.

Employee pension and post-retirement medical benefit plans are a significant cost of conducting business and represent obligations that will be settled far in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2008 projected benefit obligations and the fiscal 2008 net periodic benefit costs is as follows:

	Defined Benefit Pension Plans		Other Post- Retirement Plan
	U.S.	Switzerland
Funding Status	Funded	Funded	Unfunded
Assumptions used to determine March 31, 2008 projected benefit obligations:
Discount rate	6.00%	3.75%	6.00%
Expected return on plan assets	8.00%	4.50%	NA
Assumptions used to determine fiscal 2008 net periodic benefit costs:
Discount rate	6.00%	3.00%	6.00%
Expected return on plan assets	8.00%	5.00%	NA

NA – Not applicable.

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios and the long-term asset class return expectations. Generally, net periodic benefit costs and projected benefit obligations both increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2008 benefit costs by $0.2 million. The projected benefit obligations at March 31, 2008 would remain about the same.

We develop our discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement plan by 50 basis points would have increased the fiscal 2008 net periodic benefit costs by approximately $0.3 million and would have increased the projected benefit obligations by approximately $7.2 million at March 31, 2008.

We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug and long-term rates) would have had the following effect at March 31, 2008:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$334	$(306)
Effect on postretirement benefit obligation	5,984	(5,447)

Effective March 31, 2007, we adopted the recognition and measurement requirements of Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an

Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires us to recognize in our balance sheets an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefit plans. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. SFAS No. 158 also requires plan assets and obligations to be measured as of the employer’s balance sheet date. As a result of adopting SFAS No. 158, we reduced shareholders’ equity by $11.7 million ($3.9 million net of taxes) at March 31, 2007. We already measured the plan assets and obligations as of our fiscal year-end balance sheet date and, therefore, that provision did not impact our consolidated financial statements. The adoption of SFAS No. 158 had no impact on our Consolidated Statements of Income for fiscal 2008, fiscal 2007, or fiscal 2006, did not affect our compliance with any financial covenants contained in debt agreements, and is not expected to affect our operating results in future periods. Note 10 to our consolidated financial statements titled, “Benefit Plans,” contains additional information about the impact of adopting this new standard.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. Our actuary concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. The expected future subsidies reduced our accumulated post-retirement benefit obligation by approximately $12.0 million at March 31, 2008. We collected subsidies totaling approximately $0.9 million during fiscal 2008, which reduced our fiscal 2008 post-retirement medical payments. We did not collect any subsidies in fiscal 2007 or fiscal 2006.

Share-Based Compensation.  On April 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. Accordingly, we measure the estimated fair value for all share-based compensation awards, including grants of employee stock options at the grant date and recognize the related compensation expense over the period in which the share-based compensation vests. Prior to adoption, we accounted for share-based payments in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” In accordance with the transition method we elected, prior periods were not restated for the effect of compensation expense calculated under SFAS No. 123R. We selected the Black-Scholes-Merton option pricing model as the most appropriate method for determining the estimated fair value of our share-based compensation awards. The adoption of SFAS No. 123R reduced our income before income taxes by $8.6 million and $9.9 million in fiscal 2008 and fiscal 2007, respectively. The adoption of SFAS No. 123R reduced our net income by $5.4 million and $6.1 million, or approximately $0.09 and $0.08 per basic and diluted share in fiscal 2008, and $0.09 per basic and diluted share in fiscal 2007. SFAS No. 123R also required us to classify the benefits of tax deductions in excess of recognized compensation costs of $3.2 million and $1.9 million as a financing cash flow in fiscal 2008 and fiscal 2007, respectively, rather than as an operating cash flow, but did not have an impact on our total cash flows. Note 15 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about the impact of adopting this new standard.

RECENTLY ISSUED ACCOUNTING STANDARDS IMPACTING THE COMPANY

Recently issued accounting standards that are relevant to us are presented in Note 1 to our consolidated financial statements titled, “Nature of Operations and Summary of Significant Accounting Policies.”

INFLATION

Our business has not been significantly impacted by the overall effects of inflation. We monitor the prices we charge for our products and services on an ongoing basis and plan to adjust those prices to take into account future changes in the rate of inflation. However, we may not be able to completely offset the impact of inflation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or our industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “continues,” “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to be materially different from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside of our control. No assurances can be provided as to any outcome from litigation, regulatory actions, administrative proceedings, governmental investigations, warning letters, cost reductions, business strategies, or future financial results. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, actions, or impact, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing, raw material, and energy costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or that our business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect our performance, results, or value, (d) the potential of international unrest, or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services, (f) the possibility that anticipated growth, alignment, cost savings, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, product, service, personnel, or other issues or risks associated with our business, industry, or other issues, activities, or initiatives may adversely impact our performance, results, or value, and (g) those risks described in our Annual Report on Form 10-K under Item 1A, “Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.

INTEREST RATE RISK

We are exposed to changes in interest rates as a result of financing through various fixed and floating rate debt instruments. As of March 31, 2008, we had $100.0 million in fixed rate senior notes outstanding and $0.8 million outstanding under other debt arrangements. We also had $79.2 million outstanding on our revolving credit facility. Based on March 31, 2008 floating rate debt levels, a 100 basis point change in interest rates would impact our interest expense by approximately $0.8 million annually. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to Note 7 to our Consolidated Financial Statements titled, “Debt.”

FOREIGN CURRENCY RISK

We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most international operations, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately 23.2% of our fiscal 2008 revenues and 33.7% of our fiscal 2008 cost of revenues were generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.

We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2008, we held foreign currency forward contracts to sell 4.0 million euros and 160.0 million Japanese yen and to buy 4.0 million euros and 3.6 million Canadian dollars, which matured subsequent to March 31, 2008.

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

Management has used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) to evaluate the effectiveness of internal control over financial reporting as of March 31, 2008.

Based on this evaluation under the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008. There were no material weaknesses in internal control over financial reporting identified by management.

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

/s/ WALTER M. ROSEBROUGH, JR.
Walter M. Rosebrough, Jr. President and Chief Executive Officer

/s/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer

May 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

STERIS Corporation

We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of STERIS Corporation and subsidiaries’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective April 1, 2007 STERIS Corporation and subsidiaries changed its method for accounting for uncertain tax positions. As discussed in Note 10, effective March 31, 2007, STERIS Corporation and subsidiaries changed its method of accounting for pension and other postretirement benefits. Also, as discussed in Note 15, effective April 1, 2006 STERIS Corporation and subsidiaries changed its method for accounting for share-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of STERIS Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

May 28, 2008

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

March 31,	2008	2007
Assets
Current assets:
Cash and cash equivalents	$51,868	$52,296
Accounts receivable (net of allowances of $9,396 and $9,911, respectively)	249,814	251,207
Inventories, net	147,210	131,997
Deferred income taxes	29,033	14,560
Prepaid expenses and other current assets	35,451	34,660
Total current assets	513,376	484,720
Property, plant and equipment, net	384,642	388,899
Goodwill and intangibles, net	337,980	332,947
Other assets	3,294	2,604
Total assets	$1,239,292	$1,209,170
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$700	$777
Accounts payable	75,532	76,184
Accrued income taxes	23,039	18,761
Accrued payroll and other related liabilities	59,243	59,003
Accrued expenses and other	71,845	62,674
Total current liabilities	230,359	217,399
Long-term indebtedness	179,280	100,800
Deferred income taxes, net	5,902	17,826
Other liabilities	117,599	98,853
Total liabilities	$533,140	$434,878
Commitments and contingencies (see note 11)
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value, 300,000 shares authorized; 70,040 shares issued; 59,263 and 64,982 shares outstanding, respectively	231,566	224,974
Common shares held in treasury, 10,777 and 5,058 shares, respectively	(279,841)	(122,508)
Retained earnings	721,331	667,267
Accumulated other comprehensive income	33,096	4,559
Total shareholders’ equity	706,152	774,292
Total liabilities and shareholders’ equity	$1,239,292	$1,209,170

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

Years Ended March 31,	2008	2007	2006
Revenues:
Product	$812,058	$773,569	$759,839
Service	453,032	423,838	400,446
Total revenues	1,265,090	1,197,407	1,160,285
Cost of revenues:
Product	486,941	454,503	445,453
Service	254,192	238,097	230,647
Total cost of revenues	741,133	692,600	676,100
Gross profit	523,957	504,807	484,185
Operating expenses:
Selling, general, and administrative	348,035	326,896	315,582
Research and development	36,916	33,626	33,597
Restructuring expenses	15,461	6,584	25,308
Total operating expenses	400,412	367,106	374,487
Income from continuing operations	123,545	137,701	109,698
Non-operating expenses:
Interest expense	5,979	7,211	4,935
Interest and miscellaneous income	(2,233)	(2,440)	(3,355)
Total non-operating expenses, net	3,746	4,771	1,580
Income from continuing operations before income tax expense	119,799	132,930	108,118
Income tax expense	42,693	51,833	45,172
Net income from continuing operations	77,106	81,097	62,946
Discontinued operations:
Income from discontinued operations, net of tax	—	—	1,109
Gain on the sale of discontinued operations, net of tax	—	1,058	6,234
Net income	$77,106	$82,155	$70,289
Basic earnings per common share:
Income from continuing operations	$1.22	$1.24	$0.92
Income from discontinued operations	$—	$0.02	$0.11
Net income	$1.22	$1.26	$1.03
Diluted earnings per common share:
Income from continuing operations	$1.20	$1.23	$0.91
Income from discontinued operations	$—	$0.02	$0.11
Net income	$1.20	$1.25	$1.02
Cash dividends declared per common share outstanding	$0.23	$0.18	$0.16

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended March 31,	2008	2007	2006
Operating activities:
Net income	$77,106	$82,155	$70,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	62,778	60,257	57,919
Deferred and other noncurrent income taxes	(10,160)	(10,114)	(7,552)
Share-based compensation expense	8,617	9,937	—
Tax benefit from stock options exercised	—	—	2,455
Loss on the disposal of property, plant, equipment, and intangibles, net	5,793	841	—
Gain on the sale of discontinued operations, net of tax	—	(1,058)	(6,234)
Other items	512	2,260	615
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	9,173	(4,571)	2,819
Inventories, net	(4,903)	(16,905)	(9,943)
Other current assets	539	(16,777)	(6,953)
Accounts payable	(3,120)	(12,031)	20,303
Accruals and other, net	(2,934)	1,746	27,796
Assets of discontinued operations	—	—	39,047
Liabilities of discontinued operations	—	—	(28,606)
Net cash provided by operating activities	143,401	95,740	161,955
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(56,974)	(49,024)	(51,010)
Purchases of property, plant, equipment, and intangibles, net for discontinued operations	—	—	(160)
Proceeds from the sale of property, plant, equipment, and intangibles	5,154	2,825	—
Proceeds from the sale of discontinued operations	—	2,927	22,111
Investments in businesses, net of cash acquired	—	—	(7,165)
Net cash used in investing activities	(51,820)	(43,272)	(36,224)
Financing activities:
Proceeds (payments) under credit facility, net	79,180	(12,980)	11,780
Payments on long-term obligations and capital leases	(700)	(1,687)	(4,708)
Repurchases of common shares	(177,171)	(60,170)	(84,153)
Cash dividends paid to common shareholders	(14,609)	(11,766)	(10,937)
Deferred financing fees and debt issuance costs	(443)	—	(217)
Tax benefit from stock options exercised	3,194	1,927	—
Stock option and other equity transactions, net	14,619	8,997	11,834
Net cash used in financing activities	(95,930)	(75,679)	(76,401)
Effect of exchange rate changes on cash and cash equivalents	3,921	2,775	(145)
(Decrease) increase in cash and cash equivalents	(428)	(20,436)	49,185
Cash and cash equivalents at beginning of year	52,296	72,732	23,547
Cash and cash equivalents at end of year	$51,868	$52,296	$72,732

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Shares		Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance at March 31, 2005	69,627	$219,638	413	$(7,981)	$537,526	$6,455	$755,638
Comprehensive income:
Net income	—	—	—	—	70,289	—	70,289
Minimum pension liability, net of taxes of $480	—	—	—	—	—	(240)	(240)
Foreign currency translation adjustment	—	—	—	—	—	(13,989)	(13,989)
Total comprehensive income	—	—	—	—	—	—	56,060
Repurchases of common shares	(3,364)	—	3,364	(84,153)	—	—	(84,153)
Issued under equity compensation programs	713	(3,278)	(713)	15,042	—	—	11,764
Tax benefit of stock options exercised	—	2,455	—	—	—	—	2,455
Cash dividends – $0.16 per common share	—	—	—	—	(10,937)	—	(10,937)
Balance at March 31, 2006	66,976	218,815	3,064	(77,092)	596,878	(7,774)	730,827
Comprehensive income:
Net income	—	—	—	—	82,155	—	82,155
Minimum pension liability adjustment prior to adopting SFAS No. 158, net of taxes of $113	—	—	—	—	—	(556)	(556)
Unrealized loss on investments	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	16,808	16,808
Total comprehensive income	—	—	—	—	—	—	98,403
Repurchases of common shares	(2,607)	—	2,607	(60,170)	—	—	(60,170)
Issued under equity compensation programs	613	4,232	(613)	14,754	—	—	18,986
Tax benefit of stock options exercised	—	1,927	—	—	—	—	1,927
Cash dividends – $0.18 per common share	—	—	—	—	(11,766)	—	(11,766)
Adjustment recognized upon adoption of SFAS No. 158, net of taxes of $7,767	—	—	—	—	—	(3,915)	(3,915)
Balance at March 31, 2007	64,982	224,974	5,058	(122,508)	667,267	4,559	774,292
Adjustment recognized upon adoption of FIN No. 48	—	—	—	—	(8,433)	—	(8,433)
Comprehensive income:
Net income	—	—	—	—	77,106	—	77,106
SFAS No. 158 net actuarial losses and transition obligation, net of taxes of $2,169	—	—	—	—	—	(3,601)	(3,601)
Unrealized loss on investments	—	—	—	—	—	(189)	(189)
Foreign currency translation adjustment	—	—	—	—	—	32,327	32,327
Total comprehensive income	—	—	—	—	—	—	105,643
Repurchases of common shares	(6,600)	—	6,600	(177,171)	—	—	(177,171)
Issued under equity compensation programs	881	3,398	(881)	19,838	—	—	23,236
Tax benefit of stock options exercised	—	3,194	—	—	—	—	3,194
Cash dividends – $0.23 per common share	—	—	—	—	(14,609)	—	(14,609)
Balance at March 31, 2008	59,263	$231,566	10,777	$(279,841)	$721,331	$33,096	$706,152

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.  STERIS Corporation, an Ohio corporation, together with its subsidiaries, develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and surgical support products and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental Customers throughout the world. As used in this Annual Report, STERIS Corporation and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

As a result of organizational changes within the Life Sciences segment announced in fiscal 2008, we changed our methodology for reporting segments. The Defense and Industrial business unit, which contains businesses in early development stages, will no longer be a component of the Life Sciences segment. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie manufacturing operation. Fiscal 2007 and fiscal 2006 amounts have been reclassified to reflect the fiscal 2008 presentation.

We operate in three reportable business segments: Healthcare, Life Sciences, and STERIS Isomedix Services (“Isomedix”). We describe our operating segments in Note 12. Our fiscal year ends on March 31. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

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

Reclassifications.  We have reclassified certain prior year amounts for comparative purposes. These reclassifications primarily relate to operations that have been classified as discontinued operations and did not affect consolidated net income for the years presented. We provide additional information regarding these reclassifications in Note 12, “Business Segment Information” and Note 16, “Business Dispositions.” We have also presented “Common shares held in treasury” separately as a reduction to “Total shareholders’ equity” in the accompanying Consolidated Balance Sheets, and separately as “Treasury Shares” in the accompanying Consolidated Statements of Shareholders’ Equity.

Cash Equivalents and Supplemental Cash Flow Information.  Cash equivalents are all highly liquid investments with a maturity of three months or less when purchased.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2008	2007	2006
Cash paid during the year for:
Interest	$6,020	$7,462	$5,320
Income taxes	54,164	78,338	48,695
Cash received during the year for income tax refunds	967	1,028	947

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

We maintain an allowance for uncollectible accounts receivable for estimated losses in the collection of amounts owed by Customers. We estimate the allowance based on analyzing a number of factors, including amounts written off historically, Customer payment practices, and general economic conditions. We also analyze significant Customer accounts on a regular basis and record a specific allowance when we become aware of a specific Customer’s inability to pay. As a result, the related accounts receivable are reduced to an amount that we reasonably believe is collectible.

We maintain an allowance for sales returns based upon known returns and estimated returns for both capital equipment and consumables. We estimate returns of capital equipment and consumables based upon recent historical experience less the estimated inventory value of the returned goods.

Inventories, net.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 39.3% and 47.4% of total inventories at March 31, 2008 and 2007, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $16,318 and $15,636 higher than those reported at March 31, 2008 and 2007, respectively.

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

Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $380 and $393 for the years ended March 31, 2008 and 2007, respectively.

Total interest expense for the years ended March 31, 2008, 2007, and 2006 was $5,979, $7,211, and $4,935, respectively.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Business Dispositions.  We summarize business dispositions in Note 16 to the consolidated financial statements. During fiscal 2006, we sold our lyophilizer (freeze dryer) product line located in Cologne, Germany and accounted for this product line as a discontinued operation in the consolidated financial statements. We have classified all historical financial information for this product line as a discontinued operation. The disclosures presented in the accompanying consolidated financial statements refer to our continuing operations, unless we state otherwise.

Goodwill.  The goodwill presented in our Consolidated Balance Sheets represents the excess of the purchase price and related costs of businesses or assets we acquired over the fair value assigned to the identifiable net assets acquired. We review goodwill and indefinite-lived intangible assets at least annually for impairment. We use a two-step process to test goodwill for impairment. First, we compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, we do not consider goodwill to be impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the test is performed to measure the amount of any impairment loss. We compare the implied fair value of the reporting unit’s goodwill to the carrying amount of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the fair value of that goodwill, we record an impairment loss in the Consolidated Statements of Income for an amount equal to that excess, but not more than the carrying amount of the goodwill.

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

Benefit Plans.  We maintain defined benefit pension and other post-retirement benefit plans for certain current and former employees. We summarize our benefit plans in Note 10. We use actuaries to determine our costs and obligations related to these plans. These costs and obligations are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for eligible employees, estimated changes in costs of healthcare benefits, and other factors. We evaluate the assumptions used on an annual basis.

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

As a result of adopting SFAS No. 158, we reduced shareholders’ equity by $11,682, ($3,915 net of taxes) at March 31, 2007. We already measure the plan assets and obligations as of our fiscal year-end balance sheet date and, therefore, that provision did not impact our consolidated financial statements. The adoption of SFAS No. 158 had no impact on our Consolidated Statements of Income for fiscal

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

2007 or for any prior period presented, did not affect our compliance with any financial covenants contained in debt agreements, and is not expected to affect our operating results in future periods. Note 10 to our consolidated financial statements titled, “Benefit Plans,” contains additional information about the impact of adopting this new standard.

Litigation and Contingencies.  When we determine that it is probable that we have incurred a liability, and the amount of the liability can be reasonably estimated, we record a charge to earnings. We consider the facts and circumstances, including any settlement offers, associated with litigation and contingencies in making the determination.

Fair Value of Financial Instruments.  Except for long-term debt, our financial instruments are highly liquid or have short-term maturities. Therefore, the recorded value is approximately equal to the fair value. We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We determined that the recorded value of our long-term debt is approximately equal to the fair value at March 31, 2008 and 2007. The financial instruments we hold could potentially expose us to a concentration of credit risk. We invest our excess cash in high-quality securities placed with major banks and financial institutions and short-term United States government securities. We have established guidelines related to diversification and maturities to maintain safety and liquidity.

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

Foreign Currency Forward Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within “Selling, general, and administrative expenses” in the accompanying Consolidated Statements of Income. At March 31, 2008, we held foreign currency forward contracts to sell 4.0 million euros and 160.0 million Japanese yen and to buy 4.0 million euros and 3.6 million Canadian dollars. At March 31, 2007, we held foreign currency forward contracts to sell 15.7 million euros and to buy 2.0 million British pounds sterling.

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

Advertising Expenses.  We expense advertising costs as incurred. We incurred $11,740, $13,170, and $15,301 of advertising costs during the years ended March 31, 2008, 2007, and 2006, respectively.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Income Taxes.  Our income tax expense includes United States federal, state, and local, and foreign income taxes, and is based on reported pre-tax income. We defer income taxes for all temporary differences between pre-tax financial and taxable income and between the book and tax basis of assets and liabilities. We record valuation allowances to reduce net deferred tax assets to an amount that we expect will more-likely-than-not be realized. In making such determination, we consider all available information, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes and the effective tax rate.

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (“SFAS No. 109”). This interpretation provides guidance for the accounting for uncertainty in income taxes recognized in our financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN No. 48 is a two-step process. The first step is recognition: The determination of whether or not it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate tax authority and that the tax authority will have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The measurement process requires the determination of the range of possible settlement amounts and the probability of achieving each of the possible settlements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet the more-likely-than-not threshold. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met. In addition, FIN No. 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 effective April 1, 2007, as required.

We describe income taxes and the impact of adopting FIN No. 48 further in Note 9 to our consolidated financial statements titled, “Income Taxes.”

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

2. RESTRUCTURING

The following summarizes our restructuring plans announced in fiscal 2008, 2007 and fiscal 2006. We have recognized restructuring expenses as incurred as required under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, the property, plant and equipment associated with the related facilities were assessed for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the closed facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were reevaluated based on the respective plan, resulting in the acceleration of depreciation and amortization of certain assets.

Fiscal 2008 Restructuring Plan.  During the fourth quarter of fiscal 2008, we adopted a restructuring plan primarily focused on our North American operations (the “Fiscal 2008 Restructuring Plan”). As part of this plan, we will close two sales offices and rationalize certain products. We also took steps to reduce the workforce in certain support functions. Across all of our reporting segments approximately 90 employees, primarily located in North America, have been directly impacted. These restructuring actions are designed to enhance profitability and improve efficiency by reducing ongoing operating costs.

In fiscal 2008, we recorded pre-tax expenses totaling $15,834 related to these actions, of which $11,750 was recorded as restructuring expenses and $4,084 was recorded in cost of revenues, with restructuring expenses of $13,187, $1,505, $389, and $753 related

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

to the Healthcare, Life Sciences, and Isomedix reporting segments, and Corporate and other, respectively. We do not expect to incur any significant additional restructuring expenses related to this plan. However, we are continuing to evaluate all of our operations for additional opportunities to improve performance, but we have not committed to any additional specific actions.

European Restructuring Plan.  During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). As part of this plan, we closed two sales offices. We also took steps to reduce the workforce in certain of our European support functions. These actions are intended to improve our cost structure in Europe. Approximately 40 employees were directly impacted in various European locations.

In fiscal 2008 and fiscal 2007, we recorded $85 and $1,703, respectively, in pre-tax restructuring expenses related to these actions. The restructuring expenses are predominately for severance and related benefits and lease termination costs. Since the inception of the plan we recorded expenses of $1,788, with restructuring expenses of $1,272 and $516 related to the Healthcare and Life Sciences reporting segments, respectively.

We do not expect to incur any significant additional restructuring expenses related to this plan.

Fiscal 2006 Restructuring Plan.  In fiscal 2008, fiscal 2007 and fiscal 2006, we recorded $3,626, $4,881 and $25,308 in pre-tax restructuring expenses, respectively, primarily related to the previously announced transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions, including the closure of a sales office, rationalization of operations in Finland and the elimination of certain management positions (the “Fiscal 2006 Restructuring Plan”). All such actions are intended to improve our cost structure.

Since the inception of the plan, we recorded restructuring expenses of $33,815, with restructuring expenses of $33,401 and $414 related to the Healthcare and Life Sciences reporting segments, respectively.

These actions directly impacted more than 450 employees beginning in the fourth quarter of fiscal 2006 and continuing through fiscal 2008. Additional information regarding the impact of the restructuring actions on the Company’s employee benefit plans is included in Note 10, “Benefit Plans.”

We completed the transfer of manufacturing operations to Monterrey, Mexico during fiscal 2008 and do not expect to incur any significant additional restructuring expenses related to this plan.

The following tables summarize our total restructuring charges for fiscal 2008, fiscal 2007, and fiscal 2006:

Fiscal Year Ended March 31, 2008	Fiscal 2008 Restructuring Plan (1)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$5,213	$(80)	$203	$5,336
Asset impairment and accelerated depreciation	5,106	—	2,885	7,991
Product rationalization	3,754	—	—	3,754
Lease termination obligations	898	165	(13)	1,050
Other	863	—	551	1,414
Total restructuring charges	$15,834	$85	$3,626	$19,545

(1)	Includes $4,084 in charges recorded in cost of revenues on the accompanying Consolidated Statements of Income.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Fiscal Year Ended March 31, 2007	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$1,365	$2,027	$3,392
Asset impairment and accelerated depreciation	105	2,606	2,711
Lease termination obligations	233	150	383
Other	—	98	98
Total restructuring charges	$1,703	$4,881	$6,584

Fiscal Year Ended March 31, 2006	Fiscal 2006 Restructuring Plan
Severance, payroll and other related costs	$2,038
Asset impairment and accelerated depreciation	11,712
Lease termination obligation	135
Pension curtailment	2,335
OPEB acceleration	8,982
Other	106
Total restructuring charges	$25,308

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize the liabilities related to our restructuring activities:

	Fiscal 2008 Restructuring Plan
	March 31, 2007	Fiscal 2008		March 31, 2008
		Provision	Payments/ Impairments
Severance and termination benefits	$—	$5,213	$(969)	$4,244
Asset impairments	—	5,106	(4,614)	492
Product rationalization	—	3,754	(3,754)	—
Lease termination obligations	—	898	—	898
Other	—	863	(254)	609
Total	$—	$15,834	$(9,591)	$6,243

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	European Restructuring Plan
		Fiscal 2008
	March 31, 2007	Provision	Payments/ Impairments	March 31, 2008
Severance and termination benefits	$638	$(68)	$(570)	$—
Lease termination obligations	219	160	(132)	247
Fixed asset impairments	105	—	(105)	—
Total	$962	$92	$(807)	$247

	European Restructuring Plan
	March 31, 2006	Fiscal 2007		March 31, 2007
		Provision	Payments
Severance and termination benefits	$—	$1,365	$(727)	$638
Lease termination obligations	—	233	(14)	219
Fixed asset impairments	—	105	—	105
Total	$—	$1,703	$(741)	$962

	Fiscal 2006 Restructuring Plan
	March 31, 2007	Fiscal 2008		March 31, 2008
		Provision	Payments
Severance and termination benefits	$1,799	$132	$(1,052)	$879
Lease termination obligation	157	(13)	(144)	—
Total	$1,956	$119	$(1,196)	$879

	Fiscal 2006 Restructuring Plan
	March 31, 2006	Fiscal 2007		March 31, 2007
		Provision	Payments
Severance and termination benefits (1)	$1,941	$1,743	$(1,885)	$1,799
Lease termination obligation	135	150	(128)	157
Total	$2,076	$1,893	$(2,013)	$1,956

(1)	Does not include certain items that were paid in the period incurred.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders’ Equity consists of the following:

	Years Ended March 31,
(in thousands)	2008	2007	2006
Unrecognized pension and postretirement benefits costs, net of tax	$(14,286)	$(10,685)	$(6,214)
Unrealized loss on investments	(193)	(4)	—
Cumulative foreign currency translation adjustment	47,575	15,248	(1,560)
	$33,096	$4,559	$(7,774)

4. GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” Under this standard, goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing. Other finite-lived intangible assets are amortized over their estimated useful lives. We performed our annual goodwill impairment testing during the third quarter of fiscal 2008. This analysis resulted in the conclusion that there had been no impairment of the recorded goodwill amounts.

Changes to the carrying amount of goodwill for the years ended March 31, 2008 and 2007 were as follows:

	Healthcare Segment	Life Sciences Segment	STERIS Isomedix Services Segment	Total
Balance at March 31, 2006	$169,639	$26,757	$81,659	$278,055
Goodwill acquired or allocated	(3,451)	—	—	(3,451)
Foreign currency translation adjustments	5,349	1,266	—	6,615
Balance at March 31, 2007	171,537	28,023	81,659	281,219
Foreign currency translation adjustments	5,797	3,920	—	9,717
Balance at March 31, 2008	$177,334	$31,943	$81,659	$290,936

Goodwill amounts created as a result of the fiscal 2005 acquisition of FHSurgical were subject to further adjustment as we finalized the allocation of purchase price to the net assets acquired. The adjustments are reflected in the table above as goodwill acquired or allocated. Further information regarding business acquisitions is presented in Note 17, “Business Acquisitions.”

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Information regarding our intangible assets is as follows:

	March 31, 2008		March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$26,044	$10,115	$25,901	$6,605
Non-compete agreements	3,165	2,683	3,161	2,330
Patents and technology	41,428	21,160	39,578	18,514
Trademarks and tradenames	20,351	10,001	18,974	8,451
Other	25	10	21	6
Total	$91,013	$43,969	$87,635	$35,906

We did not hold any indefinite-lived intangible assets in fiscal 2008 or fiscal 2007. Total amortization expense for finite-lived intangible assets was $7,613, $7,548, and $7,484 for the years ended March 31, 2008, 2007, and 2006, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2009	2010	2011	2012	2013
Estimated amortization expense	$7,569	$7,557	$7,137	$5,978	$4,979

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2008 foreign currency exchange rates.

5. INVENTORIES, NET

Inventories, net consisted of the following:

March 31,	2008	2007
Raw materials	$44,195	$42,672
Work in process	28,158	30,443
Finished goods	74,857	58,882
Total inventories, net	$147,210	$131,997

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

6. PROPERTY, PLANT AND EQUIPMENT

Information related to the major categories of our depreciable assets is as follows:

March 31,	2008	2007
Land and land improvements (1)	$26,696	$25,553
Buildings and leasehold improvements	184,921	180,672
Machinery and equipment	271,646	268,852
Information systems	126,741	115,137
Radioisotope	148,738	133,723
Construction in progress (1)	38,065	40,098
Total property, plant, and equipment	796,807	764,035
Less: accumulated depreciation and depletion	(412,165)	(375,136)
Property, plant, and equipment, net	$384,642	$388,899

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

Depreciation and depletion expense was $55,165, $52,708, and $49,867, for the years ended March 31, 2008, 2007, and 2006, respectively.

Rental expense for leases was $18,205, $18,164, and $15,713, for the years ended March 31, 2008, 2007, and 2006, respectively. Operating leases relate to manufacturing, warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant us varying renewal and purchase options.

Future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2008 were as follows:

Operating Leases
2009	$16,755
2010	12,867
2011	9,187
2012	5,177
2013 and Thereafter	13,049
Total minimum lease payments	$57,035

In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated based upon March 31, 2008 foreign currency exchange rates.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

7. DEBT

Indebtedness was as follows:

March 31,	2008	2007
Private Placement	$100,000	$100,000
Credit facility	79,180	—
Other debt	800	1,577
Total	179,980	101,577
Less: current portion	700	777
Long-term portion	$179,280	$100,800

In December 2003, we issued $100,000 of senior notes in a private placement (the “December 2003 Private Placement”) to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. We used the proceeds of the December 2003 Private Placement to pay down the outstanding balance of our revolving credit facility (the “Facility”) and invested the remaining balance in short-term marketable securities. Of the $100,000 of notes, $40,000 had a maturity of five years at an annual interest rate of 4.20%, an additional $40,000 had a maturity of ten years at an annual interest rate of 5.25%, and the remaining $20,000 had a maturity of twelve years at an annual interest rate of 5.38%. Therefore, payment of the first $40,000 of notes is due in December 2008. However, we have excluded the liabilities for these notes from the “Current portion of long-term indebtedness” on the accompanying Consolidated Balance Sheets as of March 31, 2008 because it is our intention to refinance this amount with proceeds of borrowings available to us under the credit agreement described below. The agreements governing the senior notes issued in the December 2003 Private Placement contain financial covenants, including limitations on debt and a minimum consolidated net worth requirement.

On September 13, 2007, we signed the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with KeyBank National Association, as administrative agent for the lending institutions that are parties to the Credit Agreement (the “Agent”), and the lenders party to the Credit Agreement. This Credit Agreement amended, restated, and replaced our Amended and Restated Credit Agreement dated March 29, 2004, as amended, which was to mature in June 2010. The Credit Agreement matures on September 13, 2012 and provides $400,000 of credit, which may be increased by up to an additional $100,000 in specified circumstances, for borrowings and letters of credit. The Credit Agreement provides a multi-currency borrowing option and may be used for general corporate purposes. A floating interest rate is applied to amounts borrowed based on the greater of (1) the Prime Rate established by the Agent, or (2) the Federal Funds effective rate plus 0.50%, or a fixed rate may be applied based on the Eurodollar Rate or other defined currency rate plus, in each case, a margin based on our leverage ratio. Interest is payable quarterly or at the end of the interest period, if shorter. The Credit Agreement also requires the payment of a facility fee on the total facility commitment amount, which is determined based on our leverage ratio. We may prepay floating rate loans without paying a penalty, but we may be required to pay a penalty for prepaying fixed rate loans. The Credit Agreement also allows us to make short term swing loan borrowings not to exceed $35,000, with an interest rate equal to the Agent’s cost of funds plus a margin. The Credit Agreement requires us to maintain compliance with certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. Our obligations under the Credit Agreement are unsecured but guaranteed by our material domestic subsidiaries.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Other debt includes industrial development revenue bonds that bear interest at a variable rate based on the bank/marketing agent’s demand note index. Reimbursement agreements related to letters of credit that support the industrial development revenue bonds follow the same financial covenants as the Credit Agreement. At March 31, 2008 and 2007, outstanding obligations under the industrial development revenue bonds were $800 and $1,500, respectively, with an interest rate of 2.30% and 3.81%, respectively. Other debt also includes capital lease obligations of $77 at March 31, 2007.

At March 31, 2008, we were in compliance with all financial covenants associated with our indebtedness.

The combined annual aggregate amount of maturities of our outstanding debt is as follows:

2009	$40,700
2010	100
2011	—
2012	—
2013 and thereafter	139,180
Total	$179,980

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

8. ADDITIONAL BALANCE SHEET INFORMATION

Additional information related to our Consolidated Balance Sheets is as follows:

March 31,	2008	2007
Accrued payroll and other related liabilities:
Compensation and related items	$17,500	$19,617
Accrued vacation	14,085	13,265
Accrued bonuses	8,658	8,436
Accrued employee commissions	11,263	9,989
Other post-retirement benefit obligation – current portion	6,824	6,789
Other employee benefit plans’ obligations – current portion	913	907
Total accrued payroll and other related liabilities	$59,243	$59,003
Accrued expences and other:
Deferred revenues	$24,833	$22,919
Self-insured risk retention – GRIC – current portion	4,586	4,096

Other self-insured risks	850	541
Accrued dealer commissions	6,398	6,474
Accrued warranty	7,825	5,893
Other	27,353	22,751
Total accrued expenses and other	$71,845	$62,674
Other liabilities:
Self-insured risk retention – GRIC – long-term portion	$11,814	$12,506
Other post-retirement benefit obligation – long-term portion	75,889	74,275
Defined benefit pension plans’ obligations – long-term portion	14,058	11,466
Other employee benefit plans’ obligations – long-term portion	1,314	606
Minority interest in joint venture	323	—
Accrued long-term income taxes	14,201	—
Total other liabilities	$117,599	$98,853

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

9. INCOME TAXES

Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2008	2007	2006
United States operations	$86,758	$118,130	$102,667
Non-United States operations	33,041	14,800	5,451
	$119,799	$132,930	$108,118

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2008	2007	2006
Current:
United States federal	$35,273	$47,492	$43,845
United States state and local	4,164	4,722	4,807
Non-United States	13,416	9,733	4,072
	52,853	61,947	52,724
Deferred:
United States federal	(7,243)	(8,674)	(7,200)
United States state and local	(517)	(845)	(297)
Non-United States	(2,400)	(595)	(55)
	(10,160)	(10,114)	(7,552)
Total provision for income taxes	$42,693	$51,833	$45,172

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory rate as follows:

Years Ended March 31,	2008	2007	2006
United States federal statutory tax rate	35.0%	35.0%	35.0%
Increase (reduction) of income tax accruals	-1.4%	1.7%	3.4%
Net increase (reduction) in valuation allowances	0.6%	0.7%	3.7%
State and local taxes, net of federal income tax benefit	1.6%	1.9%	2.6%
Foreign income tax credit	-1.2%	-0.2%	-2.3%
Difference in non-United States tax rates	0.1%	1.3%	-3.5%
U.S. manufacturing deduction	-1.4%	-0.5%	-0.4%
All other, net	2.3%	-0.9%	3.3%
Total provision for income taxes	35.6%	39.0%	41.8%

Unrecognized Tax Benefits. We adopted the provisions of FIN No. 48 effective April 1, 2007. As a result of applying FIN No. 48, the amount of benefit recognized in the financial statements may differ from the amount taken or expected to be taken in a tax return. These differences represent unrecognized tax benefits. FIN No. 48 requires the cumulative effect of adoption to be recorded as an adjustment to the opening balance of retained earnings. The cumulative effects of applying this interpretation on April 1, 2007 resulted in a decrease in retained earnings of $8,433. Our unrecognized tax benefits upon adoption were $15,207, of which $8,702 would affect our effective tax rate, if recognized.

In conjunction with the adoption of FIN No. 48, we classify uncertain tax positions and related interest and penalties as long-term liabilities within “Other liabilities” in our accompanying Consolidated Balance Sheets, unless they are expected to be paid within 12 months, in which case, the uncertain tax positions would be classified as current liabilities within “Accrued income taxes.” We recognize interest and penalties related to unrecognized tax benefits within “Income tax expense” in our accompanying Consolidated Statements of Income.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

March 31,	2008
Unrecognized tax benefits balance at April 1, 2007	$15,207
Increases for tax provisions of prior years	3,309
Decreases for tax provisions of prior years	(8,537)
Increases for tax provisions of current year	476
Unrecognized tax benefits balance at March 31, 2008	$10,455

Included in the unrecognized tax benefits of $10,455 at March 31, 2008 was $5,937 of tax benefits that, if recognized, would reduce the annual effective tax rate. In addition, we believe that it is reasonably possible that unrecognized tax benefits may decrease by up to $4,659 within 12 months of March 31, 2008, primarily as a result of audit settlements and the closure of statutes of limitation.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

During fiscal 2008, current income tax expense includes $377 for interest and a benefit of $378 for penalties related to unrecognized tax benefits, and in total, as of March 31, 2008, we have recognized a liability for interest of $2,184 and penalties of $2,485.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state, and local, as well as foreign, jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2002 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2003. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.

Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2008 and 2007 were as follows:

March 31,	2008	2007
Deferred tax assets:
Post-retirement benefit accrual	$36,262	$35,769
Compensation	15,753	8,642
Net operating loss carryforwards	11,011	9,661
Accrued expenses	8,278	6,340
Insurance	6,303	2,129
Deferred income	5,897	2,927
Bad debt	4,732	4,991
Pension	4,372	2,969
Other	1,809	55
Deferred tax assets	94,417	73,483
Less: Valuation allowance	8,998	6,308
Total deferred tax assets	85,419	67,175
Deferred tax liabilities:
Depreciation and depletion	39,789	48,254
Intangibles	18,817	17,206
Inventory	1,813	4,534
Other	1,869	447
Total deferred tax liabilities	62,288	70,441
Net deferred tax assets (liabilities)	$23,131	$(3,266)

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

At March 31, 2008, we had federal operating loss carryforwards of $851, which can be utilized subject to certain limitations, and foreign operating loss carry forwards of $37,375. Substantially all of the carryforwards are available for at least three years or have an indefinite carryforward period. In addition, we have recorded tax benefits of $767 related to state operating loss carryforwards. At March 31, 2008, we had $952 of tax credit carryforwards. These credit carryforwards expire between fiscal 2015 and fiscal 2023.

We periodically review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $8,998 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2008 by $2,690.

At March 31, 2008, cumulative undistributed earnings of international operations amounted to approximately $129,799. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings, nor is it practicable to determine the amount of this liability.

10. BENEFIT PLANS

We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded post-retirement medical benefit plan for two groups of United States employees, including the same employees who receive pension benefits under the Unites States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage and Medicare supplemental coverage.

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

SFAS No. 158 also required plan assets and obligations to be measured as of the employer’s balance sheet date. This provision is effective for fiscal years beginning after December 15, 2008. We already use a March 31 measurement date for all plans, so this provision had no affect on our consolidated financial statements.

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

Deferred income taxes shown above represent the current and non-current deferred income tax assets recorded at March 31, 2007 on our accompanying Consolidated Balance Sheets. The current portion of the post-retirement benefit liability is recorded within “Accrued payroll and other related liabilities” on our accompanying Consolidated Balance Sheets. The long-term portion of the pension and post-retirement liabilities are recorded within “Other liabilities” on our accompanying Consolidated Balance Sheets.

The pre-tax amount of unrecognized actuarial net loss and unamortized transition obligation included in accumulated other comprehensive loss at March 31, 2008 was $30,873 and $181, respectively. During fiscal 2009, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

	U.S. Qualified Plans	International Plan	Other Post-retirement Benefit Plan
Actuarial Loss	$412	$—	$1,101
Transition Obligation	110	—	—

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement medical benefit plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2008 and 2007, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our other post-retirement medical benefit plan. The measurement date of our defined benefit pension plans and the other post-retirement medical benefit plan is March 31 for both periods presented.

	Pension Plans				Other Post-retirement Plan
	U.S. Qualified		International
	2008	2007	2008	2007	2008	2007
Change in Benefit Obligations:
Benefit obligations at beginning of year	$48,431	$47,793	$10,952	$10,323	$81,064	$81,005
Service cost	105	76	513	454	—	—
Interest cost	2,796	2,769	337	331	4,643	4,673
Actuarial loss (gain)	875	1,076	1,128	(42)	1,982	1,379
Benefits paid	(4,343)	(3,283)	(1,370)	(1,514)	(4,976)	(5,993)
Employee contributions	—	—	649	620	—	—
Impact of foreign currency exchange rate changes	—	—	2,494	780	—	—
Benefit obligations at end of year	47,864	48,431	14,703	10,952	82,713	81,064

Change in Plan Assets:
Fair value of plan assets at beginning of year	38,971	35,715	8,946	7,587	—	—
Actual (loss) return on plan assets	(1,248)	3,414	1,750	1,031	—	—
Employer contributions	2,404	3,125	649	620	4,976	5,993
Employee contributions	—	—	649	620	—	—
Benefits and expenses paid	(4,343)	(3,283)	(1,370)	(1,514)	(4,976)	(5,993)
Impact of foreign currency exchange rate changes	—	—	2,101	602	—	—
Fair value of plan assets at end of year	35,784	38,971	12,725	8,946	—	—
Funded Status of the Plans (1)	$(12,080)	$(9,460)	$(1,978)	$(2,006)	$(82,713)	$(81,064)

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

(1)	The current and long-term portions of the accrued benefit obligations are included in “Accrued payroll and other related liabilities” and “Other liabilities,” respectively, on the accompanying Consolidated Balance Sheets. Accumulated other comprehensive loss, net of deferred income tax expense of $14,194 and $12,024 at March 31, 2008 and 2007, respectively, is included in shareholders’ equity.

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2008 and 2007:

	U.S. Qualified		International		Total
	2008	2007	2008	2007	2008	2007
Aggregate fair value of plan assets	$35,784	$37,737	$12,725	N/A	$48,509	$37,737

Aggregate accumulated benefit obligations	47,864	47,317	13,403	N/A	61,267	47,317

N/A – Not Applicable.

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2008 and 2007:

	U.S. Qualified		International		Total
	2008	2007	2008	2007	2008	2007
Aggregate fair value of plan assets	$35,784	$37,737	$12,725	$8,946	$48,509	$46,683
Aggregate projected benefit obligations	47,864	47,317	14,703	10,952	62,567	58,269

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Components of Net Periodic Benefit Cost.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement medical benefit plan were as follows:

	Pension Plans
	U.S. Qualified			International			Other Post-retirement Plan
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service cost	$105	$76	$850	$513	$454	$608	$—	$—	$1,090
Interest cost	2,796	2,769	2,722	337	331	322	4,643	4,673	4,535
Expected return on plan assets	(3,127)	(2,858)	(2,764)	(487)	(402)	(336)	—	—	—
Special termination benefits	—	—	—	—	—	—	—	—	8,982
Curtailment loss	—	—	1,326	—	—	—	—	—	—
Prior service cost recognition	—	—	1,009	—	—	—	—	—	—
Net amortization and deferral	301	265	1,061	—	—	—	988	922	1,753
Net periodic benefit cost	$75	$252	$4,204	$363	$383	$594	$5,631	$5,595	$16,360

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table provides the applicable actuarial assumptions used to determine the benefit obligations at March 31:

	2008	2007
Discount rate:
U.S. qualified pension plans	6.00%	6.00%
Switzerland pension plan	3.75%	3.00%
Other post-retirement plan	6.00%	6.00%
Expected return on plan assets:
U.S. qualified pension plans	8.00%	8.00%
Switzerland pension plan	4.50%	5.00%
Rate of compensation increase:
Switzerland pension plan	2.50%	3.00%

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The following table provides the applicable actuarial assumptions used to determine the net periodic benefit cost for the years ended March 31:

	2008	2007	2006
Discount rate:
U.S. qualified pension plans	6.00%	6.00%	6.00%
Switzerland pension plan	3.00%	3.25%	3.50%
Other post-retirement plan	6.00%	6.00%	6.00%
Expected return on plan assets:
U.S. qualified pension plans	8.00%	8.00%	8.00%
Switzerland pension plan	5.00%	5.00%	5.00%
Rate of compensation increase:
Switzerland pension plan	2.50%	3.00%	3.00%

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

	2008	2007	2006
Healthcare cost trend rate – medical	10.0%	10.0%	10.0%
Healthcare cost trend rate – prescription drug	10.0%	15.0%	15.0%
Long-term healthcare cost trend rate	5.0%	5.0%	5.0%

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

A one-percentage point change in assumed healthcare cost trend rates (including medical, prescription drug and long-term rates) would have had the following effect at March 31, 2008:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$334	$(306)
Effect on other post-retirement benefit obligation	5,984	(5,447)

Plan Assets.  Our United States and Switzerland defined benefit pension plans are funded. The following table presents the targeted asset allocation of plan assets at March 31, 2008 and the actual allocation of plan assets at March 31, 2008 and 2007 for these plans:

	Long-Term Target Allocation Percentage	Percentage of Plan Assets
		2008	2007
U.S. qualified plans:
Equity securities	60%	59.5%	60.6%
Debt securities	40%	40.5%	39.4%
Cash	0%	0.0%	0.0%
Total	100%	100.0%	100.0%
Switzerland plan:
Equity securities	15%-35%	19.5%	27.6%
Debt securities	45%-75%	46.8%	60.5%
Real estate	0%-10%	8.5%	8.4%
Cash	0%-20%	3.0%	3.5%
Insurance contracts	0%-25%	22.2%	0.0%
Total	100%	100.0%	100.0%

The long-term target allocations in the preceding table reflect our asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term benefit obligations. Investment policies, strategies, and long-term target allocations are developed on a plan specific and country specific basis. We continually challenge the long-term target asset allocations and support the allocations by an analysis that incorporates historical and expected returns by asset class as well as volatilities across asset classes and our liability profile. Due to market conditions and other factors, actual asset allocations may vary from the long-term target allocations presented in the preceding table. Plan assets are managed by outside investment managers. If asset allocations move outside of the target ranges, the portfolios are rebalanced. For the purpose of the above analysis, debt and equity securities include fixed income and equity security mutual funds, respectively. At March 31, 2008 and 2007, the plans’ assets did not include investments in STERIS common shares.

Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We have recorded liabilities for amounts greater than the required funding levels on our

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

accompanying Consolidated Balance Sheets. As of March 31, 2008, we expect to make approximately $4,700 in contributions to the defined benefit pension plans in fiscal 2009.

Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2008, the following benefit payments are expected to be made to plan participants:

	Defined Benefit Pension Plans			Other Post-Retirement Benefit Plan
	U.S. Qualified	International	Total	Gross Benefit Payments	Medicare Reimbursement	Total
2009	$4,306	$718	$5,024	$7,418	$(593)	$6,825
2010	4,187	836	5,023	7,564	(651)	6,913
2011	4,062	807	4,869	7,699	(708)	6,991
2012	3,942	891	4,833	7,743	(759)	6,984
2013	3,819	998	4,817	7,657	(796)	6,861
2014-2018	18,395	5,166	23,561	34,849	(3,833)	31,016

In the preceding table, projected benefit payments denominated in foreign currencies have been calculated based upon March 31, 2008 foreign currency exchange rates.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. In May 2004, the FASB issued Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.” During fiscal 2005, our actuary concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. As a result, all the measures of our accumulated post-retirement benefit obligation and net periodic benefit cost in the accompanying consolidated financial statements and notes reflect the effects of the Act on the plan for the entire fiscal year. This expected future subsidy reduced our accumulated post-retirement benefit obligation and our net periodic benefit cost as of and for the fiscal year ended March 31, 2008 by $11,952 and $1,414, respectively. We collected subsidies totaling approximately $936, during fiscal 2008, which reduced our fiscal 2008 post-retirement medical payments. We did not collect any subsidies in fiscal 2007 or fiscal 2006.

Defined Contribution Plans.  We maintain a 401(k) defined contribution plan for eligible employees. We provide a match on a specified portion of an employee’s contribution as approved by the Company’s Board of Directors. The plan assets are held in trust and invested as directed by the plan participants. The aggregate fair value of plan assets was $257,345 at March 31, 2008. At March 31, 2008, the plan held 892,292 STERIS common shares with a fair value of $23,940. We paid dividends of $204, $184, and $192 to the plan on STERIS common stock for the years ended March 31, 2008, 2007, and 2006, respectively. We contributed $5,803, $5,484, and $5,202, to the defined contribution plan for the years ended March 31, 2008, 2007, and 2006, respectively.

In fiscal 2007, we established a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Employee contributions to this plan were $719 and $174 in fiscal 2008 and fiscal 2007, respectively. We hold investments in mutual funds to satisfy future obligations of the plan. We

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the plan assets was $686 at March 31, 2008. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the plan assets are recorded in other comprehensive income on our accompanying balance sheets.

11. COMMITMENTS AND CONTINGENCIES

We are involved in various patent, product liability, consumer, environmental, and tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with SFAS No. 5, we record accruals for these contingencies to the extent that we conclude their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have estimated the likelihood of unfavorable outcomes and the amounts of such potential losses. In management’s opinion, the ultimate outcome of these proceedings and claims is not expected to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of litigation is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery.

The United States Food and Drug Administration (“FDA”) and the United States Department of Justice have been conducting an investigation to our knowledge since 2003 involving our SYSTEM 1® sterile processing system. We received requests for documents, including the subpoena received in January 2005, and interviews of current and former employees in connection with the investigation. We continue to respond to these requests and cooperate with the government agencies regarding this matter. There can be no assurance of the ultimate outcome of the investigation, or that any matter arising out of the investigation will not result in actions by the government agencies or third parties, or that the government agencies will not initiate administrative proceedings, civil proceedings or criminal proceedings, or any combination thereof, against us.

On May 16, 2008, we received a warning letter (the “warning letter”) from the FDA regarding our SYSTEM 1 sterile processor and the S-20 sterilant used with the processor (referred to collectively in the FDA letter and in this note as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the letter includes the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter references a number of changes to the device that the FDA believes should be evaluated to determine if they significantly affect the safety or effectiveness of the device and, if true, would require a new premarket notification submission. The warning letter also requests documentation and explanation regarding various corrective actions related to the device prior to 2003 and whether those actions should be considered corrections or removals within the meaning of FDA regulations.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA could also take enforcement action immediately without providing the opportunity to make a new premarket notification submission (“510(k) submission”). If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1® sterile processing system or other significant product, service, or obligation, which could possibly result in judgments requiring

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

recall, re-labeling or restriction on the manufacturing, sale or distribution of the device, or could require us to take other action, pay fines or civil damages, or be subject to other governmental or third party claims or remedies, could materially affect our business, performance, value, financial condition, and results of operations. The STERIS SYSTEM 1® sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used in excess of 30,000 times per day in the aggregate and that over 250 million medical instruments have been processed using the STERIS SYSTEM 1® sterile processing system. We have commenced discussions with the FDA regarding this warning letter and the FDA has requested that we respond within 15 working days.

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 9 to our consolidated financial statements titled, “Income Taxes.”

As of March 31, 2008 and 2007, our commercial commitments totaled $26,762 and $25,871, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $8,982 and $10,271, respectively, of the totals at March 31, 2008 and 2007 relate to letters of credit required as security under our self-insured risk retention policies.

As of March 31, 2008 and 2007, we had minimum purchase commitments with suppliers for raw material purchases totaling $37,471 and $28,148 respectively.

12. BUSINESS SEGMENT INFORMATION

As a result of organizational changes within the Life Sciences segment announced in fiscal 2008, we changed our methodology for reporting segments. The Defense and Industrial business unit, which consists of businesses in early development stages, is no longer a component of the Life Sciences segment. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie manufacturing operation. Fiscal 2007 and fiscal 2006 amounts have been revised to reflect the fiscal 2008 presentation.

We operate in three reportable business segments: Healthcare, Life Sciences, and STERIS Isomedix Services.

Our Healthcare segment manufactures and sells capital equipment, accessory, consumable, and service solutions to healthcare providers, including acute care hospitals and surgery centers. These solutions aid our Customers in improving the safety, quality, and productivity of their surgical, sterile processing, gastrointestinal, and emergency environments.

Our Life Sciences segment manufactures and sells engineered capital products, formulated cleaning chemistries, and service solutions to global pharmaceutical companies, and private and public research facilities.

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

Financial information for each of our segments is presented in the following table. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. The Corporate and other segment includes the gross

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits, as previously discussed. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment.

The accounting policies for segments are the same as those for the consolidated Company. Individual facilities, equipment and intellectual properties are utilized for production for multiple segments at varying levels over time. As a result, an allocation of depreciable assets is not meaningful to segment performance. Segment results for fiscal 2006 exclude the freeze dryer product line, which was sold on October 31, 2005, and reflect the reallocation of corporate overhead charges to all segments. For the year ended March 31, 2008, revenues from a single Customer did not equal ten percent or more of any segment’s revenues.

Years Ended March 31,	2008	2007	2006
Revenues:
Healthcare	$887,073	$845,674	$817,014
Life Sciences	228,350	209,658	207,078
STERIS Isomedix Services	140,558	133,781	127,444
Total reportable segments	1,255,981	1,189,113	1,151,536
Corporate and other	9,109	8,294	8,749
Total revenues	$1,265,090	$1,197,407	$1,160,285
Operating income (loss):
Healthcare	$103,447	$122,468	$105,074
Life Sciences	11,535	10,953	4,841
STERIS Isomedix Services	28,964	25,127	23,981
Total reportable segments	143,946	158,548	133,896
Corporate and other	(20,401)	(20,847)	(24,198)
Total operating income	$123,545	$137,701	$109,698

For the year ended March 31, 2008, restructuring expenses of $16,868, $1,536, $389, and $752 are included in the operating results of the Healthcare, Life Sciences, and Isomedix segments, and in Corporate and other, respectively. For the year ended March 31, 2007, restructuring expenses of $6,166 and $418 are included in the operating results of the Healthcare and Life Sciences segments, respectively. For the year ended March 31, 2006, restructuring expenses of $24,826 and $482 are included in the operating results of the Healthcare and Life Sciences segments, respectively.

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

Years Ended March 31,	2008	2007	2006
Revenues:
United States	$971,018	$933,546	$925,593
International	294,072	263,861	234,692
Total revenues	$1,265,090	$1,197,407	$1,160,285

March 31,		2008	2007
Long-lived assets:
United States		$559,305	$570,851
International		166,611	153,599
Total long-lived assets		$725,916	$724,450

13. COMMON SHARES

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

Years Ended March 31,	2008	2007	2006
	(in thousands)
Weighted average common shares outstanding – basic	63,300	65,174	68,238
Dilutive effect of common share equivalents	824	557	701
Weighted average common shares and equivalents – diluted	64,124	65,731	68,939

Options to purchase the following number of common shares at the following weighted average exercise prices were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

Years Ended March 31,	2008	2007	2006
	(shares in thousands)
Number of common share options	1,332	2,495	1,341
Weighted average exercise price	$27.77	$25.94	$28.22

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

14. REPURCHASES OF COMMON SHARES

On March 14, 2008, we announced that the Company’s Board of Directors provided authorization to repurchase up to $300,000 STERIS common shares. This authorization replaced the prior authorization of July 26, 2007 to repurchase up to $300,000 STERIS common shares under which $159,736 remained available for repurchase. This new common share repurchase authorization does not have a stated maturity date. Under this new authorization, we may purchase shares from time to time through open market purchases, including transactions pursuant to Rule 10b5-1 plans, or privately negotiated transactions.

During fiscal 2008, we repurchased 6,825,550 of our common shares for $183,199, representing an average price of $26.84 per common share, including repurchases of 225,000 of our common shares for $6,028 that were not settled until April 2008.

At March 31, 2008, $278,301 common shares remained authorized for repurchase under the March 14, 2008 authorization and 10,776,921 common shares were held in treasury.

15. SHARE-BASED COMPENSATION

STERIS currently maintains a long-term incentive plan that makes available up to 6,600,000 common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the date of grant. Stock options granted generally expire 10 years after the date of grant, or earlier if an option holder is no longer employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis, as defined by the agreement, in the event of employment termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. We generally use the common shares held in treasury for restricted share and share unit grants and for stock option exercises on a first-in first-out basis. As of March 31, 2008, 5,384,840 shares remain available for grant under the long-term incentive plan.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The adoption of SFAS No. 123R on April 1, 2006 reduced our income from continuing operations before income taxes for the years ended March 31, 2008 and March 31, 2007 by $8,617 and $9,937, respectively, and reduced net income for the same period by $5,386 ($0.09 per basic share and $0.08 per diluted share) and $6,101 ($0.09 per basic and diluted share), respectively. The adoption of SFAS No. 123R also required us to classify the tax benefit from the exercise of stock options for the years ended March 31, 2008 and March 31, 2007 of $3,194 and $1,927, respectively, as a financing activity in the cash flow statement, rather than as an operating activity, as previously required. For the year ended March 31, 2006 the tax benefit from the exercise of stock options recorded as an operating activity in the cash flow statement was $2,455.

The following table contains pro forma disclosures regarding the effect on our net income, earnings per basic common share, and earnings per diluted common share for the year ended March 31, 2006 had we applied a fair value method of accounting for share-based compensation in accordance with SFAS No. 123:

Year Ended March 31,	2006
Net income:
As reported	$70,289
Less: Stock-based compensation expense, net of income taxes, assuming the fair value method	5,879
Pro forma	$64,410
Earnings per common share:
Basic:
As reported	$1.03
Pro forma	$0.94
Diluted:
As reported	$1.02
Pro forma	$0.93

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

The following weighted average assumptions were used for all options granted during fiscal 2008, fiscal 2007, and fiscal 2006:

	SFAS No. 123R		SFAS No. 123 Pro forma Fiscal 2006
	Expense Fiscal 2008	Expense Fiscal 2007
Risk-free interest rate	5.04%	4.73%	3.95% - 4.40%
Expected life of options	5.5 years	6 years	5 years
Expected dividend yield of stock	0.93%	0.65%	0.58% - 0.66%
Expected volatility of stock	29.61%	34.29%	45.00%

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options is reflective of our historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a timeframe similar to that of the expected life of the grant. We applied an estimated forfeiture rate of 2.2 percent for fiscal 2007 through the first quarter of fiscal 2008, then 2.49 percent beginning in the second quarter of fiscal 2008. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from the expected rate, we may be required to make additional adjustments to compensation expense in future periods. The expected life and expected forfeiture rate used for options granted in fiscal 2007 to our former Chief Executive Officer (“CEO”) were adjusted based on the terms of the employment agreement between the Company and the former CEO entered into in September 2006.

A summary of share option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
March 31, 2005 Options Outstanding	5,739,013	20.16
Granted	986,625	24.78
Exercised	(708,036)	16.71
Canceled	(310,728)	26.57
March 31, 2006 Options Outstanding	5,706,874	21.02
Granted	528,225	24.44
Exercised	(548,556)	16.32
Canceled	(223,546)	25.82
March 31, 2007 Options Outstanding	5,462,997	21.60
Granted	576,788	27.67
Exercised	(812,679)	17.91
Canceled	(124,194)	26.55
March 31, 2008 Options Outstanding	5,102,912	$22.76	5.40	$23,009
Exercisable at March 31, 2008	3,849,875	$21.63	4.46	$21,679

We estimate that 1,246,351 of the non-vested stock options outstanding at March 31, 2008 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $26.83 closing price of our common shares on March 31, 2008 over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. Under SFAS No. 123R, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The total intrinsic value of stock options exercised during the years ended March 31, 2008, 2007, and 2006 was $8,295, $5,007, and $6,361, respectively. Net cash proceeds from the exercise of stock options were $14,619, $8,997, and $11,834 for the years ended March 31, 2008, 2007, and 2006, respectively. We realized an income tax benefit of $3,194, $1,927 and $2,455 from stock option exercises during the years ended March 31, 2008, 2007, and 2006, respectively.

The weighted average grant date fair value of share-based compensation grants was $9.41, $9.13, and $10.49 for the years ended March 31, 2008, 2007, and 2006, respectively. The weighted average grant date fair value of share-based compensation granted to our CEO was adjusted based on the terms of the employment agreement between the Company and the CEO entered into in September 2006.

A summary of the non-vested share and share-based activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2005	2,685	—	21.68
Granted	5,140	—	27.20
Vested	(5,625)	—	24.57
Canceled	—	—	—
Non-vested at March 31, 2006	2,200	—	27.20
Granted	73,200	20,850	23.18
Vested	(2,200)	—	27.20
Canceled	(9,630)	—	23.17
Non-vested at March 31, 2007	63,570	20,850	27.20
Granted	88,631	75,000	27.55
Vested	(18,616)	—	26.68
Canceled	(19,550)	—	25.28
Non-vested at March 31, 2008	114,035	95,850	$26.13

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and generally cliff vest over approximately a three-year period based upon the terms of the grants. The total intrinsic value of restricted shares that vested during the years ended March 31, 2008, 2007, and 2006 was $497, $50, and $142, respectively.

As of March 31, 2008, there was $9,436 of total unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.77 years.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

16. BUSINESS DISPOSITIONS

On October 31, 2005, we sold our lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25,161). As a result of the sale, we recognized an after-tax gain of $7,292 ($1,058 recorded in fiscal 2007 and $6,234 recorded in fiscal 2006). The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences business segment. We allocated goodwill of $5,571 to the freeze dryer product line in connection with its sale. We present this product line in our financial statements as a discontinued operation. Revenues, cost of revenues, operating expenses and income taxes related to this product line are combined in a single line on the income statement for fiscal 2006. Segment results for fiscal 2006 exclude the freeze dryer product line and reflect the reallocation of certain corporate overhead charges to all business segments. Revenues, income before income taxes, income tax expense, and net income generated by the freeze dryer product line prior to its sale were as follows:

Year Ended March 31,	2006
Revenues	$21,418
Income before income taxes	1,752
Gain on the sale of discontinued operations before income taxes	11,532
Income tax expense	5,941
Net income from discontinued operations	$7,343

17. BUSINESS ACQUISITIONS

The following summarizes our recent business acquisitions, which we accounted for under the purchase method of accounting. Our consolidated financial statements include the results of operations for acquired businesses from the date each acquisition was completed.

FHSurgical. On March 24, 2005, we completed the acquisition of FHSurgical SAS (“FHSurgical”), a privately-held manufacturer of surgical tables with a manufacturing facility located in Orleans, France, for 8.8 million euros (approximately $11.6 million at the acquisition date) in cash and assumed debt. We integrated the acquired business into our Healthcare segment. The acquisition expanded our European distribution channel and enhanced our surgical table offerings.

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

In accordance with the terms of the asset purchase agreement, the purchase price was paid in multiple installments with $65,700 being paid in fiscal 2005. As of March 31, 2008 and 2007, the holdback amount of $1,263 is included in “Accrued expenses and other” on the accompanying Consolidated Balance Sheets. The holdback amount is excluded from our Consolidated Statements of Cash Flows until paid, as required by SFAS No. 95.

Hamo Holding AG.  We acquired Hamo Holding AG (“Hamo”), a privately-owned manufacturer of washing and decontamination systems, with corporate offices located in Pieterlen, Switzerland during fiscal 2004. Pursuant to the terms of the share purchase agreement with respect to the acquisition of Hamo, the final settlement of certain working capital adjustments and the resolution of certain indemnification claims were made during the first quarter of fiscal 2006. We received 2.2 million Swiss francs (approximately $1,700) and this amount is included in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income.

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

Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2008	2007	2006
Balance, beginning of year	$5,893	$7,226	$5,299
Warranties issued during the period	13,557	9,931	10,468
Settlements made during the period	(11,625)	(11,264)	(8,541)
Balance, end of year	$7,825	$5,893	$7,226

We also sell product maintenance contracts to our Customers. These contracts range in terms from 1 to 5 years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for deferred service revenue was $16,829 and $16,751 as of March 31, 2008 and 2007, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

19. SUBSEQUENT EVENTS

Subsequent to March 31, 2008, foreign currency contracts to sell 4.0 million euros and 160.0 million Japanese yen and to buy 4.0 million euros and 3.6 million Canadian dollars matured. Subsequent to March 31, 2008 we entered into foreign currency contracts to sell 100.0 million Japanese yen and to buy 4.9 million euros and 4.0 million Canadian dollars.

On April 23, 2008, we announced that the Company’s Board of Directors had declared a quarterly cash dividend in the amount of $0.06 per common share, payable on June 11, 2008, to shareholders of record as of the closing of the stock transfer books on May 14, 2008.

Subsequent to March 31, 2008 and through May 16, 2008, we repurchased 920,900 of our common shares for an aggregate of $25,556, representing an average price of $27.75 per common share.

Pursuant to the authorization of the Compensation and Corporate Governance Committee of the Company’s Board of Directors the following awards were made to directors, officers, and certain key employees of the Company on May 21, 2008: a total of 511,120 stock options at an exercise price of $30.84 per share, and 76,665, 3,300, and 23,580 restricted shares, restricted share units and stock appreciation rights, respectively, each with a grant date fair value of $30.84 per share.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

20. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2008
Revenues:
Product	$255,495	$201,743	$182,451	$172,369
Service	119,675	112,231	112,551	108,575
Total Revenues	375,170	313,974	295,002	280,944
Cost of revenues:
Product	156,898	119,922	108,246	101,875
Service	66,896	63,853	63,086	60,357
Total cost of revenues	223,794	183,775	171,332	162,232
Gross profit	151,376	130,199	123,670	118,712
Percentage of revenues	40.3%	41.5%	41.9%	42.3%
Restructuring expenses (2)	12,420	952	698	1,391
Net income	$26,109	$21,776	$16,018	$13,203
Basic income per common share (1):
Net income	$0.43	$0.35	$0.25	$0.20
Diluted income per common share (1):
Net income	$0.42	$0.34	$0.25	$0.20
Fiscal 2007
Revenues:
Product	$235,490	$192,945	$179,375	$165,759
Service	114,347	106,022	104,161	99,308
Total Revenues	349,837	298,967	283,536	265,067
Cost of revenues:
Product	140,791	112,072	106,347	95,293
Service	64,076	59,194	58,428	56,399
Total cost of revenues	204,867	171,266	164,775	151,692
Gross profit	144,970	127,701	118,761	113,375
Percentage of revenues	41.4%	42.7%	41.9%	42.8%
Restructuring expenses	1,142	3,179	1,158	1,105
Income from continuing operations, net of tax	29,812	20,868	16,360	14,057
Gain on sale of discontinued operations, net of tax	—	431	—	627
Net income	$29,812	$21,299	$16,360	$14,684
Basic income per common share (1):
Income from continuing operations	$0.46	$0.32	$0.25	$0.21
Net income	$0.46	$0.33	$0.25	$0.22
Diluted income per common share (1):
Income from continuing operations	$0.45	$0.32	$0.25	$0.21
Net income	$0.45	$0.33	$0.25	$0.22

(1)	Per share amounts for the quarters and the full year have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding during each quarter due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive and the effect of quarterly share repurchases.

(2)	Does not include charges of $4,084 incurred in the fourth quarter of fiscal 2008 that were recorded within “Cost of revenues” in the accompanying Consolidated Statements of Income.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Year ended March 31, 2008
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,911	$2,308		$109	(3)	$(2,932	)(5)	$9,396
Inventory valuation reserve	10,892	1,202	(2)	846	(3)	—		12,940
Recorded within liabilities:
Self insured risk retention – GRIC reserve	$16,602	$3,105		$—		$(3,307)		$16,400
Year ended March 31, 2007
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,037	$3,247		$66	(3)	$(2,439	)(5)	$9,911
Inventory valuation reserve	11,573	(917	)(2)	236	(3)	—		10,892
Recorded within liabilities:
Self insured risk retention – GRIC reserve	$16,090	$3,273		$496	(4)	$(3,257)		$16,602
Year ended March 31, 2006
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,725	$2,248		$(18	)(3)	$(2,918	)(5)	$9,037
Inventory valuation reserve	9,942	2,394	(2)	(313	)(3)	—		11,573
Recorded within liabilities:
Self insured risk retention – GRIC reserve	$16,042	$4,256		$—		$(4,208)		$16,090

(1)	Net allowance for doubtful accounts and allowance for sales and returns.
(2)	Provision for excess and obsolete inventory, net of inventory written off.
(3)	Change in foreign currency exchange, international subsidiaries.
(4)	Transfer of reserves from a state-sponsored workers’ compensation program to our GRIC reserves.
(5)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2008. Based on this evaluation, the PEO and PFO have determined that, as of March 31, 2008, our disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2008.

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

STERIS Corporation

We have audited STERIS Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). STERIS Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on STERIS Corporation and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, STERIS Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008, and our report dated May 28, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Cleveland, Ohio

May 28, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Annual Report on Form 10-K incorporates by reference the information appearing under the caption “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees” and “Shareholder Nominations of Directors and Nominee Criteria” of our definitive proxy statement to be filed with the SEC in connection with our 2008 Annual Meeting of Shareholders (the “Proxy Statement”).

Our executive officers (other than Mr. Voyzey, who serves at the pleasure of the President and CEO) serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning our executive officers is contained in Part I, following Item 4 of this Annual Report. We have adopted a code of ethics, our Code of Business Conduct for Employees, that applies to our PEO and PFO and Principal Accounting Officer as well as all our other employees. We have also adopted a code of ethics, our Director Code of Ethics, that applies to the members of the Company’s Board of Directors, including our PEO. Our Code of Business Conduct for Employees and the Director Code of Ethics can be found on our Investor Relations website at www.steris-ir.com. Any amendments or waivers of either of these codes will be made available on this website.

ITEM 11.	EXECUTIVE COMPENSATION

Our Annual Report on Form 10-K incorporates by reference the information appearing beginning under the captions “Executive Compensation,” “Non-Employee Director Compensation” and “Miscellaneous Matters” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our Annual Report on Form 10-K incorporates by reference the information appearing under the caption “Ownership of Voting Securities” of the Proxy Statement.

The table below presents information concerning all equity compensation plans and individual compensation arrangements in effect as of our fiscal year ended March 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	5,206,650		$21.93	5,384,840
Equity Compensation Plans Not Approved by Security Holders	125,000	(1)	$15.47
Total	5,331,650		$21.78	5,384,840

(1)	Represents options granted to key employees as inducements for them to enter into the employ of the Company or a subsidiary. Although not issued pursuant to a plan approved by security holders, these options are, in general, subject to the terms of the STERIS Corporation 1994 Equity Compensation Plan (which was approved by the security holders) to the same extent as if they had been issued pursuant to that plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Annual Report on Form 10-K incorporates by reference the information appearing beginning under the captions “Governance Generally,” “Board Meetings and Committees” and “Miscellaneous Matters” of the Proxy Statement.

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

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets – March 31, 2008 and 2007.

Consolidated Statements of Income – Years ended March 31, 2008, 2007, and 2006.

Consolidated Statements of Cash Flows – Years ended March 31, 2008, 2007, and 2006.

Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2008, 2007, and 2006.

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

(a) (3) Exhibits

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Amended and Restated Non-Qualified Stock Option Plan (filed as Exhibit 10.1 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643) and incorporated herein by reference).*

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 10.2 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643) and incorporated herein by reference).*

10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4	STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.6	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for fiscal year ended March 31, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

Exhibit Number	Exhibit Description
10.8	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

10.9	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.10	Amendment No. 1 to STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.11	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.12	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.5 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.13	STERIS Corporation Form of Restricted Stock Unit Agreement for Employees (filed as Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643) and incorporated herein by reference).*

10.14	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.15	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.16	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.17	Adoption Agreement related to STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.2 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).*

10.18	STERIS Corporation Management Incentive Compensation Plan (as amended) (filed as Exhibit 10.2 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643) and incorporated herein by reference).*

10.19	STERIS Corporation Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643), and incorporated herein by reference).*

10.20	Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Mr. Walter M. Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.21	Employment Agreement dated September 7, 2006 between STERIS Corporation and Mr. Les Vinney (filed as Exhibit 10.1 to Form 8-K filed September 11, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.22	Employment Agreement dated May 7, 2007 between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.1 to Form 8-K filed May 8, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.23	Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.24	Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.25	Executive Retention Agreement dated May 29, 2007 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643) and incorporated herein by reference).*

Exhibit Number	Exhibit Description

10.26	Letter Agreement dated November 27, 2006 between STERIS Corporation and Michael Tokich (filed as Exhibit 10.25 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.27	Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.28	Second Amended and Restated Credit Agreement, dated September 13, 2007, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.29	Note Purchase Agreement, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.30	Subsidiary Guaranty, dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.31	Guaranty Supplement dated March 29, 2004, by SterilTek Holdings, Inc. and STERIS Corporation (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.32	Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.33	Guaranty Supplement dated September 25, 2007 by HSTD LLC and STERIS Corporation (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.34	Asset Purchase Agreement dated as of November 15, 2004, between Cosmed Group, Inc. and STERIS Corporation (filed as Exhibit 10.1 to Form 10-Q for the third quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

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

STERIS CORPORATION (Registrant)

Date May 30, 2008	By:	/S/ MICHAEL J. TOKICH
Michael J. Tokich
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M. ROSEBROUGH, JR. Walter M. Rosebrough, Jr.	President, Chief Executive Officer and Director	May 30, 2008

/S/ MICHAEL J. TOKICH Michael J. Tokich	Senior Vice President and Chief Financial Officer	May 30, 2008

* John P. Wareham	Chairman and Director	May 30, 2008

* Richard C. Breeden	Director	May 30, 2008

* Cynthia L. Feldmann	Director	May 30, 2008

* Robert H. Fields	Director	May 30, 2008

* Jacqueline B. Kosecoff	Director	May 30, 2008

* Raymond A. Lancaster	Director	May 30, 2008

* Kevin M. McMullen	Director	May 30, 2008

* J. B. Richey	Director	May 30, 2008

* Mohsen J. Sohi	Director	May 30, 2008

* Loyal W. Wilson	Director	May 30, 2008

* Michael B. Wood	Director	May 30, 2008

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

	By:	/S/ MARK D. MCGINLEY
Date: May 30, 2008	Mark D. McGinley,
Attorney-in-Fact for Directors

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Amended and Restated Non-Qualified Stock Option Plan (filed as Exhibit 10.1 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643) and incorporated herein by reference).

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 10.2 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643) and incorporated herein by reference).

10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.4	STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.5	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.6	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.7	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for fiscal year ended March 31, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

10.8	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.9	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.10	Amendment No. 1 to STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.11 to Form 10-K for fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.11	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.12	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.5 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.13	STERIS Corporation Form of Restricted Stock Unit Agreement for Employees (filed as Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643) and incorporated herein by reference).

10.14	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.15	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.16	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.17	Adoption Agreement related to STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.2 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643) and incorporated herein by reference).

10.18	STERIS Corporation Management Incentive Compensation Plan (as amended) (filed as Exhibit 10.2 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643) and incorporated herein by reference).

10.19	STERIS Corporation Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.20	Form of Change of Control Agreement between STERIS Corporation and the executive officers of STERIS Corporation other than Mr. Walter M. Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

10.21	Employment Agreement dated September 7, 2006 between STERIS Corporation and Mr. Les Vinney (filed as Exhibit 10.1 to Form 8-K filed September 11, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.22	Employment Agreement dated May 7, 2007 between STERIS Corporation and Mr. Vinney (filed as Exhibit 10.1 to Form 8-K filed May 8, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.23	Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.24	Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.25	Executive Retention Agreement dated May 29, 2007 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643) and incorporated herein by reference).

10.26	Letter Agreement dated November 27, 2006 between STERIS Corporation and Michael Tokich (filed as Exhibit 10.25 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.27	Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.28	Second Amended and Restated Credit Agreement, dated September 13, 2007, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.29	Note Purchase Agreement, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.30	Subsidiary Guaranty, dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q filed for the third quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.31	Guaranty Supplement dated March 29, 2004, by SterilTek Holdings, Inc. and STERIS Corporation (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.32	Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.33	Guaranty Supplement dated September 25, 2007 by HSTD LLC and STERIS Corporation (filed as Exhibit 10.2 to Form 10-Q dated September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.34	Asset Purchase Agreement dated as of November 15, 2004, between Cosmed Group, Inc. and STERIS Corporation (filed as Exhibit 10.1 to Form 10-Q for the third quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002