Form 10-Q
period 2008-06-30
STERIS CORP
filed 2008-08-08
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2008

or

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

The number of common shares outstanding as of July 31, 2008: 59,074,314

STERIS Corporation

Form 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,038	$51,868
Accounts receivable (net of allowances of $8,527 and $9,396, respectively)	214,305	249,814
Inventories, net	168,853	147,210
Current portion of deferred income taxes, net	24,760	29,033
Prepaid expenses and other current assets	37,455	35,451

Total current assets	494,411	513,376

Property, plant, and equipment, net	381,121	384,642
Goodwill and intangibles, net	335,558	337,980
Other assets	3,283	3,294

Total assets	$1,214,373	$1,239,292

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$800	$700
Accounts payable	70,952	75,532
Accrued income taxes	20,934	23,039
Accrued payroll and other related liabilities	42,958	59,243
Accrued expenses and other	69,904	71,845

Total current liabilities	205,548	230,359

Long-term indebtedness	177,460	179,280
Deferred income taxes, net	5,627	5,902
Other liabilities	112,069	117,599

Total liabilities	500,704	533,140

Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 58,805 and 59,263 shares outstanding, respectively	230,453	231,566
Common shares held in treasury, 11,235 and 10,777 shares, respectively	(292,726)	(279,841)
Retained earnings	743,318	721,331
Accumulated other comprehensive income	32,624	33,096

Total shareholders’ equity	713,669	706,152

Total liabilities and shareholders’ equity	$1,214,373	$1,239,292

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Revenues:
Product	$195,582	$172,369
Service	115,983	108,575

Total revenues	311,565	280,944

Cost of revenues:
Product	112,867	102,632
Service	68,197	62,712

Total cost of revenues	181,064	165,344

Gross profit	130,501	115,600

Operating expenses:
Selling, general, and administrative	87,348	83,383
Research and development	8,279	9,259
Restructuring expenses	(166)	1,391

Total operating expenses	95,461	94,033

Income from operations	35,040	21,567

Non-operating expenses, net:
Interest expense	1,766	1,235
Interest and miscellaneous income	(381)	(462)

Total non-operating expenses, net	1,385	773
Income before income tax expense	33,655	20,794
Income tax expense	8,155	7,591

Net income	$25,500	$13,203

Net income per common share:
Basic	$0.43	$0.20

Diluted	$0.43	$0.20

Cash dividends declared per common share outstanding	$0.06	$0.05

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2007
Operating activities:
Net income	$25,500	$13,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	15,200	15,582
Deferred income taxes	3,953	(2,705)
Share-based compensation	1,888	1,615
Loss on the disposal of property, plant, equipment, and intangibles, net	267	565
Other items	(337)	(365)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	35,291	45,106
Inventories, net	(21,140)	(19,380)
Other current assets	(2,061)	1,685
Accounts payable	(4,657)	(12,422)
Accruals and other, net	(25,177)	(23,458)

Net cash provided by operating activities	28,727	19,426

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(10,615)	(9,691)
Proceeds from the sale of property, plant, equipment, and intangibles	7	22

Net cash used in investing activities	(10,608)	(9,669)

Financing activities:
(Payments) proceeds under credit facilities, net	(1,720)	8,980
Repurchases of common shares	(31,584)	(21,235)
Cash dividends paid to common shareholders	(3,513)	(3,259)
Stock option and other equity transactions, net	14,302	8,096
Tax benefit from stock options exercised	1,413	2,067

Net cash used in financing activities	(21,102)	(5,351)
Effect of exchange rate changes on cash and cash equivalents	153	1,244

(Decrease) increase in cash and cash equivalents	(2,830)	5,650
Cash and cash equivalents at beginning of period	51,868	52,296

Cash and cash equivalents at end of period	$49,038	$57,946

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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on May 30, 2008. The Consolidated Balance Sheet at March 31, 2008 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three-month period ended June 30, 2008 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2009.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and requires prospective adoption as of the beginning of the fiscal year.

In February 2008, the FASB issued FASB Staff Position No. 157-1 (“FSP 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13” and FASB Staff Position No. 157-2 (“FSP 157-2”), “Effective Date of Statement 157.” FSP 157-1 removed leasing transactions accounted for under FASB Statement No. 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted the required provisions of SFAS No. 157 for financial assets and liabilities on April 1, 2008. The adoption of the standard did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits entities to make an irrevocable election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The fair value option may be applied instrument by instrument and must be applied to entire instruments. Unrealized gains and losses arising after adoption are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on April 1, 2008 and did not elect to measure any additional financial instruments or other items at fair value.

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We are currently evaluating the impact of SFAS No. 161 on our consolidated financial statements.

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

Significant Accounting Policies

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2008.

2. Restructuring

The following summarizes our restructuring plans announced in fiscal 2008, 2007, and 2006. We recognize restructuring expenses as incurred as required under the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, we assessed the property, plant and equipment associated with the related facilities for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Additional information regarding our respective restructuring plans is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

Fiscal 2008 Restructuring Plan

During the fourth quarter of fiscal 2008, we announced an expense reduction initiative which was primarily focused on our North American operations, and was intended to enhance our profitability and improve efficiency by reducing ongoing operating costs (the “Fiscal 2008 Restructuring Plan”). We did not incur any significant restructuring expenses related to the Fiscal 2008 Restructuring Plan in the three months ended June 30, 2008, and we settled certain termination benefits for less than originally expected.

Since the inception of the Fiscal 2008 Restructuring Plan, we have incurred pre-tax restructuring expenses totaling $15,721 related to these actions, of which $11,634 was recorded as restructuring expenses and $4,087 was recorded in cost of revenues, with restructuring expenses of $9,266, $1,487, $327, and $554 related to the Healthcare, Life Sciences, and Isomedix reporting segments, and Corporate and other, respectively. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan.

European Restructuring Plan

During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). During the first quarter of fiscal 2009, we incurred $99 related to the European Restructuring Plan for the settlement of a lease termination obligation. We did not incur any restructuring expenses related to the European Restructuring Plan in the three months ended June 30, 2007.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Since the inception of the European Restructuring Plan, we have incurred pre-tax restructuring expenses totaling $1,887 related to these actions, with restructuring expenses of $1,353 and $534 related to the Healthcare and Life Sciences reporting segments, respectively. During the first quarter of fiscal 2009, we settled the remaining obligations associated with this plan.

Fiscal 2006 Restructuring Plan

During fiscal 2006, we announced the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions (the “Fiscal 2006 Restructuring Plan”), which were intended to improve our cost structure. We did not incur any restructuring expenses related to the Fiscal 2006 Restructuring Plan in the three months ended June 30, 2008, and settled certain severance payment obligations for less than originally expected. During the three months ended June 30, 2007, we recorded $1,391 in pre-tax restructuring expenses related to this plan, which were associated with our Healthcare business segment.

Since the inception of the Fiscal 2006 Restructuring Plan, we have incurred pre-tax restructuring expenses totaling $33,666 related to these actions, with restructuring expenses of $33,252 and $414 related to the Healthcare and Life Sciences reporting segments, respectively. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2006 Restructuring Plan.

The following tables summarize our total pre-tax restructuring expenses for the first quarter of fiscal 2009 and fiscal 2008:

Three Months Ended June 30, 2008	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$(116)	$—	$(149)	$(265)
Lease termination obligations	—	99	—	99

Total restructuring charges	$(116)	$99	$(149)	$(166)

Three Months Ended June 30, 2007			Fiscal 2006 Restructuring Plan
Asset impairment and accelerated depreciation			$1,059
Severance, payroll, and other related costs			332

Total restructuring charges			$1,391

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2008 Restructuring Plan
	March 31, 2008	Fiscal 2009		June 30, 2008
		Provision	Payments/ Impairments
Severance and termination benefits	$4,244	$(116)	$(2,027)	$2,101
Asset impairments	492	—	—	492
Lease termination obligations	898	—	—	898
Other	609	—	—	609

Total	$6,243	$(116)	$(2,027)	$4,100

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

	European Restructuring Plan
	March 31, 2008	Fiscal 2009		June 30, 2008
		Provision	Payments
Lease termination obligation	$247	$99	$(346)	$—

Total	$247	$99	$(346)	$—

	Fiscal 2006 Restructuring Plan
	March 31, 2008	Fiscal 2009		June 30, 2008
		Provision	Payments
Severance and termination benefits	$879	$(149)	$(461)	$269

Total	$879	$(149)	$(461)	$269

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

	Three Months Ended June 30,
	2008	2007
Net income	$25,500	$13,203
Cumulative foreign currency translation adjustment	(601)	6,131
Amortization of pension and postretirement benefit plans costs, net of taxes	249	322
Unrealized (losses) gains on investments	(121)	13

Total comprehensive income	$25,027	$19,669

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	June 30, 2008	March 31, 2008
Land and land improvements (1)	$26,647	$26,696
Buildings and leasehold improvements	184,696	184,921
Machinery and equipment	276,044	271,646
Information systems	117,860	126,741
Radioisotope	152,353	148,738
Construction in progress (1)	38,289	38,065

Total property, plant, and equipment	795,889	796,807
Less: accumulated depreciation and depletion	(414,768)	(412,165)

Property, plant, and equipment, net	$381,121	$384,642

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

5. Inventories, Net

Inventories, net are stated at the lower of cost or market. We use the last-in, first-out (LIFO) and first-in, first-out (FIFO) cost methods. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected year-end inventory levels and are subject to the final fiscal year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	June 30, 2008	March 31, 2008
Raw materials	$47,550	$44,195
Work in process	31,710	28,158
Finished goods	89,593	74,857

Inventories, net	$168,853	$147,210

6. Debt

Indebtedness was as follows:

	June 30, 2008	March 31, 2008
Private Placement	$100,000	$100,000
Credit facility	77,460	79,180
Other debt	800	800

Total	178,260	179,980
Less: current portion	800	700

Long-term portion	$177,460	$179,280

Additional information regarding our indebtedness is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2008	March 31, 2008
Accrued payroll and other related liabilities:
Compensation and related items	$12,083	$17,500
Accrued vacation	14,104	14,085
Accrued bonuses	3,323	8,658
Accrued employee commissions	5,574	11,263
Other postretirement benefit obligations-current portion	6,824	6,824
Other employee benefit plans’ obligations-current portion	1,050	913

Total accrued payroll and other related liabilities	$42,958	$59,243

Accrued expenses and other:
Deferred revenues	$26,353	$24,833
Self-insured risk retention-GRIC-current portion	4,869	4,586
Other self-insured risks	808	850
Accrued dealer commissions	6,414	6,398
Accrued warranty	8,367	7,825
Other	23,093	27,353

Total accrued expenses and other	$69,904	$71,845

Other liabilities:
Self-insured risk retention-GRIC-long-term portion	$11,814	$11,814
Other postretirement benefit obligations-long-term portion	75,547	75,889
Defined benefit pension plans’ obligations-long-term portion	12,966	14,058
Other employee benefit plans’ obligations-long-term portion	1,467	1,314
Minority interest in joint venture	332	323
Accrued long-term income taxes	9,943	14,201

Total other liabilities	$112,069	$117,599

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended June 30, 2008 and 2007 were 24.2% and 36.5%, respectively. For the three-month period ended June 30, 2008, the decrease in the effective tax rate was primarily a result of the settlement of certain tax years under examination in the United States.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

As of March 31, 2008, we had $10,455 in unrecognized tax benefits, of which $5,937 would favorably impact the effective tax rate if recognized. As of June 30, 2008, we had $7,592 in unrecognized tax benefits, of which $3,510 would favorably impact the effective tax rate if recognized. The decrease in the unrecognized tax benefits for the three months ended June 30, 2008 is primarily due to the effective settlement of United States audit examinations for fiscal 2002 through fiscal 2005, partially offset by an increase in unrecognized tax benefits relating to prior years. We currently do not anticipate any significant increase or decrease in unrecognized tax benefits within 12 months of June 30, 2008. As of June 30, 2008, we have recognized a liability for interest of $1,385 and penalties of $966.

We file income tax returns in the United States and in various state, local, and foreign jurisdictions. For United States federal income tax purposes, we are closed through examination for years before fiscal 2006. With limited exceptions, we are no longer subject to state and local income tax examinations within the United States, or income tax examinations outside the United States, by tax authorities for years before fiscal 2003.

9. Benefit Plans

We provide defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement welfare benefits plan for two groups of United States employees, including the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended June 30,	2008	2007	2008	2007	2008	2007
Service cost	$52	$26	$113	$116	$—	$—
Interest cost	691	701	135	76	1,185	1,161
Expected return on plan assets	(719)	(801)	(147)	(110)	—	—
Recognized losses	159	103	—	—	276	247
Amortization of transition obligation	(27)	(27)	—	—	—	—

Net periodic benefit cost	$156	$2	$101	$82	$1,461	$1,408

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

10. Contingencies

We are, and will likely continue to be, involved in various patent, product liability, consumer, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of business. In accordance with Statement of Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have estimated the likelihood of unfavorable outcomes and the amounts of such potential losses. In management’s opinion, the ultimate outcome of these proceedings and claims is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of litigation is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery.

The United States Food & Drug Administration (“FDA”) and the United States Department of Justice have been conducting an investigation to our knowledge since 2003 involving our STERIS SYSTEM 1® sterile processing system. We received requests for documents, including the subpoena received in January 2005, and are aware of interviews with current and former employees in connection with the investigation. We continue to respond to these requests and cooperate with the government agencies regarding this matter. There can be no assurance of the ultimate outcome of the investigation, or that any matter arising out of the investigation will not result in actions by the government agencies or third parties, or that the government agencies will not initiate administrative proceedings, civil proceedings or criminal proceedings, or any combination thereof, against us.

On May 16, 2008, we received a warning letter (the “warning letter”) from the FDA regarding our STERIS SYSTEM 1® sterile processor and the STERIS® 20 sterilant used with the processor (referred to collectively in the FDA letter and in this note as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the letter includes the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter references a number of changes to the device that the FDA believes should be evaluated to determine if they significantly affect the safety or effectiveness of the device and, if true, would require a new premarket notification submission. The warning letter also requests documentation and explanation regarding various corrective actions related to the device prior to 2003 and whether those actions should be considered corrections or removals within the meaning of FDA regulations.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA could also take enforcement action immediately without providing the opportunity to make a new premarket notification submission (“510(k) submission”). If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1® sterile processing system or other significant product, service, or obligation, which could possibly result in judgments requiring recall, re-labeling, or restriction on the manufacturing, sale or distribution of the product, or require us

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

to take other action, pay fines or civil damages, or be subject to other governmental or third party claims or remedies, could materially affect our business, performance, value, financial condition, and results of operations. The STERIS SYSTEM 1® sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used in excess of 30,000 times per day in the aggregate and that over 250 million medical instruments have been processed using the STERIS SYSTEM 1® sterile processing system. We have timely responded to the warning letter and are seeking to discuss that response with the FDA.

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in note 8 to our consolidated financial statements titled, “Income Tax Expense” and in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

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

Our Life Sciences segment manufactures and sells engineered capital products, formulated cleaning chemistries, and service solutions to pharmaceutical companies, and public and private research facilities around the globe.

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

Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs to the segments. The Corporate and other segment includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie manufacturing operation. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment.

The accounting policies for reportable segments are the same as those for the consolidated Company. Individual facilities, equipment and intellectual properties are utilized for production for multiple segments at varying levels over time. As a result, an allocation of depreciable assets is not meaningful to segment performance. For the three months ended June 30, 2008, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Financial information for each of our segments is presented in the following tables:

	Three Months Ended June 30,
	2008	2007
Revenues:
Healthcare	$224,065	$195,691
Life Sciences	48,039	46,702
STERIS Isomedix Services	36,863	35,472

Total reportable segments	308,967	277,865
Corporate and other	2,598	3,079

Total revenues	$311,565	$280,944

Operating income (loss):
Healthcare	$29,230	$17,932
Life Sciences	1,047	269
STERIS Isomedix Services	8,187	7,721

Total reportable segments	38,464	25,922
Corporate and other	(3,424)	(4,355)

Total operating income	$35,040	$21,567

For the three months ended June 30, 2008, operating results of the Healthcare and Isomedix reporting segments and Corporate and other include restructuring expenses of a negative $151, $14, and $1 respectively. For the three months ended June 30, 2007, operating results of the Healthcare segment include restructuring expenses of $1,391.

Financial information for our United States and international geographic areas is presented in the following tables. Revenues are based on the location of our Customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended June 30,
	2008	2007
Revenues:
United States	$241,219	$221,989
International	70,346	58,955

Total revenues	$311,565	$280,944

	June 30, 2008	March 31, 2008
Long-lived assets:
United States	$556,110	$559,305
International	163,852	166,611

Total long-lived assets	$719,962	$725,916

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

	Three Months Ended June 30,
	2008	2007
	(shares in thousands)
Weighted average common shares outstanding—basic	58,694	65,017
Dilutive effect of common share equivalents	953	892

Weighted average common shares outstanding and common share equivalents—diluted	59,647	65,909

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

	Three Months Ended June 30,
	2008	2007
	(shares in thousands)
Number of common share options	1,100	1,085
Weighted average exercise price	$29.22	$26.32

13. Repurchases of Common Shares

During the first three months of fiscal 2009, we repurchased 920,900 of our common shares for an aggregate of $25,556, representing an average price of $27.75 per common share, and we settled certain March 2008 repurchases of 225,000 of our common shares for an aggregate of $6,028.

At June 30, 2008, $252,745 in common shares remained authorized for repurchase and 11,234,532 common shares were held in treasury.

14. Share-Based Compensation

STERIS currently maintains a long-term incentive plan that makes available up to 6,600,000 common shares for grants, at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of the grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis, as defined by the agreement, in the event of employee termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. We generally use the common shares held in treasury for restricted share and share unit grants and for stock option exercises on a first-in, first-out basis. As of June 30, 2008, 4,838,833 shares remain available for grant under the long-term incentive plan.

We account for share-based compensation grants in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” We estimate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

Compensation cost recognized during the first quarter of fiscal 2009 and fiscal 2008 includes (a) compensation cost for all share-based compensation granted, but not yet vested upon the adoption of SFAS No. 123R on April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and (b) compensation cost for all share-based compensation granted on or subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Total share based compensation expense recognized during the first quarters of fiscal 2009 and fiscal 2008 was $1,888 and $1,615, respectively, before income taxes ($1,159 and $992, respectively, net of income taxes).

The following weighted-average assumptions were used for share-based compensation granted during the first quarter of fiscal 2009 and fiscal 2008:

	Fiscal 2009	Fiscal 2008
Risk-free interest rate	2.59%	4.73%
Expected life of options	5.58 years	6 years
Expected dividend yield of stock	0.86%	0.65%
Expected volatility of stock	27.57%	34.29%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a timeframe similar to that of the expected life of the grant. We applied an estimated forfeiture rate of 2.2 percent for fiscal 2007 through the first quarter of fiscal 2008, then 2.49 percent beginning in the second quarter of fiscal 2008 and 2.86 percent beginning in the first quarter of fiscal 2009. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Stock option activity for the first three months of fiscal 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	5,102,912	$22.76
Granted	500,870	30.84
Exercised	(591,264)	24.03
Forfeited	(54,052)	26.47

Outstanding at June 30, 2008	4,958,466	$23.38	5.78	$28,064
Exercisable at June 30, 2008	3,560,096	$21.60	4.55	$25,841

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $28.76 closing price of our common shares on June 30, 2008 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. Under SFAS No. 123R, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first three months of fiscal 2009 and fiscal 2008 was $3,924 and $5,369, respectively. Net cash proceeds from the exercise of stock options were $14,302 and $8,096 for the first three months of fiscal 2009 and fiscal 2008, respectively. An income tax benefit of $1,413 and $2,067 was realized from stock option exercises during the first three months of fiscal 2009 and fiscal 2008, respectively.

The weighted average grant date fair value of stock option grants was $8.59 for the first three months of fiscal 2009. No stock options were granted during the first three months of fiscal 2008.

Stock appreciation rights (“SARS”) were also granted during the first quarter of fiscal 2009. The 23,580 SARS granted carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise. The fair value of the SARS at the grant date was an aggregate amount of $203 and was determined utilizing the same assumptions as those used for the valuation of stock options. The fair value of the outstanding SARS will be revalued at each reporting date and related expense will be adjusted appropriately.

Restricted share activity for the first three months of fiscal 2009 is as follows:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2008	114,035	95,850	$26.13
Granted	74,540	3,300	30.84
Vested	—	(30,000)	26.81
Canceled	(7,515)	—	25.93

Non-vested at June 30, 2008	181,060	69,150	$27.37

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and are estimated to cliff vest over an approximately three-year period based upon the terms of the grants. The total intrinsic value of restricted shares and restricted share units that vested during the first three months of

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

fiscal 2009 was $804, which is calculated as the number of restricted shares and share units vested during the period multiplied by the weighted-average grant date fair value. No restricted shares or restricted share units vested during the first three months of fiscal 2008.

As of June 30, 2008, there was a total of $12,955 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.75 years.

We provide additional information regarding share-based compensation in note 18 to our consolidated financial statements titled, “Subsequent Events.”

15. Financial and Other Guarantees

We generally offer a limited parts and labor warranty on capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties at the time product revenues are recognized. The amounts we expect to incur on behalf of our Customers for the future estimated cost of these warranties are recorded as a current liability on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” Factors that affect the amount of our warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. We periodically assess the adequacy of our warranty liabilities and adjust the recorded amounts as necessary.

Changes in our warranty liability during the first three months of fiscal 2009 were as follows:

Balance, March 31, 2008	$7,825
Warranties issued during the period	3,390
Settlements made during the period	(2,848)

Balance, June 30, 2008	$8,367

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on our accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $18,050 and $16,829 as of June 30, 2008 and March 31, 2008, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

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

At June 30, 2008, we held foreign currency contracts to buy 4.9 million euros and 4.0 million Canadian dollars and to sell 100.0 million Japanese yen. We provide additional information regarding foreign currency forward contracts in note 18 to our consolidated financial statements titled, “Subsequent Events.”

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2008:

	June 30, 2008	Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Forward contracts (1)	$45	$—	$45	$—
Investments (2)	810	810	—	—
Liabilities:
Forward contracts (1)	$(21)	$—	$(21)	$—
Deferred compensation plans (2)	851	851	—	—

(1)	The fair values of forward contracts are based on period-end spot rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2)	We provide a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their account balances (amounts deferred, together with earnings (losses)).

18. Subsequent Events

Subsequent to June 30, 2008, foreign currency contracts to buy 4.9 million euros and 4.0 million Canadian dollars and to sell 100.0 million Japanese yen matured. Subsequent to June 30, 2008, we entered into foreign currency contracts to buy 3.3 million euros and 4.0 million Canadian dollars and to sell 100.0 Japanese yen.

Effective July 1, 2008, we amended and restated our unfunded United States postretirement welfare benefits plan, reducing the benefits to be provided to retirees under the plan, which resulted in a decrease of $46,522 in the accumulated postretirement benefit obligation. The impact of this change will be recognized in our Consolidated Balance Sheets in the second quarter of fiscal 2009 and will be amortized as a component of the annual net periodic benefit cost over a period of approximately nine years.

On July 24, 2008, we announced that the Company’s Board of Directors had declared a quarterly cash dividend in the amount of $0.08 per common share, payable on September 11, 2008, to shareholders of record as of August 14, 2008.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(dollars in thousands, except per share amounts)

Effective July 31, 2008, the Compensation and Corporate Governance Committee of the Company’s Board of Directors authorized awards of 31,830 stock options at an exercise price of $34.17 per share, and 12,725 and 4,826 restricted shares and unrestricted shares, respectively, each with a grant date fair value of $34.17 per share, to the nonemployee directors of the Company.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of June 30, 2008, and the related consolidated statements of income and cash flows for the three month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2008 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated May 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

August 7, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction. In Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we explain the general financial condition and the results of operations for STERIS including:

•	what factors affect our business;

•	what our earnings and costs were in each period presented;

•	why those earnings and costs were different from the period before;

•	where our earnings came from;

•	how this affects our overall financial condition; and

•	where cash will come from to pay for future capital expenditures.

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2009 and fiscal 2008. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

Financial Measures. In the following sections of the MD&A, we may, at times, refer to financial measures that are not required to be presented in the consolidated financial statements under U.S. GAAP. We have used the following financial measures in the context of this report: backlog; debt to capital; and days sales outstanding. We define these financial measures as follows:

•

Backlog - We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. We use this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

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

In the following sections of the MD&A, we may, at times, also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

•

Free cash flow - We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, plus proceeds from the sale of property, plant, equipment, and intangibles, which is also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, pay cash dividends, and reduce debt. The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2008 and 2007:

(dollars in thousands)	Three Months Ended June 30,
	2008	2007
Net cash flows provided by operating activities	$28,727	$19,426
Purchases of property, plant, equipment and intangibles, net	(10,615)	(9,691)
Proceeds from the sale of property, plant, equipment and intangibles	7	22

Free cash flow	$18,119	$9,757

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

We participate in industries that currently benefit from strong underlying demand, with the bulk of our revenues derived from the healthcare and pharmaceutical industries. As such, much of the growth in our markets is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years. In addition, each of our core industries also are benefiting from specific trends that drive growth. Within the healthcare market, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where our Isomedix segment competes, a trend toward the outsourcing of sterilization services continues to drive growth.

Fiscal 2009 first quarter revenues were $311.6 million compared to $280.9 million in the first quarter of fiscal 2008, representing an increase of $30.6 million, or 10.9%, driven by revenue growth in all three reportable business segments. Our gross margin percentage for the first quarter of fiscal 2009 was 41.9% compared to 41.1% in the first quarter of fiscal 2008, or an increase of 80 basis points, reflecting volume and price increases and productivity gains, partially offset by the impact of higher freight expenses, foreign currency exchange rate movements, and raw material costs, particularly related to petroleum based products.

Free cash flow was $18.1 million in the first quarter of fiscal 2009 compared to $9.8 million in the prior year first quarter primarily due to the increase in cash earnings. Our debt-to-capital ratio was 20.0% at June 30, 2008 and 20.3% at March 31, 2008. During the first quarter of fiscal 2009, we paid for the repurchase of approximately 1.1 million common shares at an average purchase price per share of $27.56. We also declared and paid quarterly cash dividends in the first quarter of fiscal 2009 of $0.06 per common share.

Additional information regarding our fiscal 2009 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

Restructuring. During the first quarter of fiscal 2009, we did not incur any significant additional expenses related to previously announced restructuring actions and we settled certain termination benefits for less than originally expected. During the first quarter of fiscal 2008, we incurred pre-tax expenses of $1.9 million, including $1.4 million classified as restructuring expenses, respectively, primarily related to accelerated depreciation of assets, compensation and severance, and termination benefits related to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico.

Additional information regarding our restructuring actions is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2009, our revenues were favorably impacted by $4.2 million, or 1.4%, and income before taxes was unfavorably impacted by $3.0 million, or 8.4%, compared with the first quarter of fiscal 2008, as a result of foreign currency movements relative to the U.S. dollar.

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three months ended June 30, 2008 to the three months ended June 30, 2007:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change	Percent of Total Revenues

	2008	2007			2008	2007
Capital Revenues	$120,117	$102,849	$17,268	16.8%	38.6%	36.6%
Consumable Revenues	75,465	69,520	5,945	8.6%	24.2%	24.7%

Product Revenues	195,582	172,369	23,213	13.5%	62.8%	61.4%
Service Revenues	115,983	108,575	7,408	6.8%	37.2%	38.6%

Total Revenues	$311,565	$280,944	$30,621	10.9%	100.0%	100.0%

Service Revenues	$115,983	$108,575	$7,408	6.8%	37.2%	38.6%
Consumable Revenues	75,465	69,520	5,945	8.6%	24.2%	24.7%

Recurring Revenues	191,448	178,095	13,353	7.5%	61.4%	63.4%
Capital Revenues	120,117	102,849	17,268	16.8%	38.6%	36.6%

Total Revenues	$311,565	$280,944	$30,621	10.9%	100.0%	100.0%

United States	$241,219	$221,989	$19,230	8.7%	77.4%	79.0%
International	70,346	58,955	11,391	19.3%	22.6%	21.0%

Total Revenues	$311,565	$280,944	$30,621	10.9%	100.0%	100.0%

Revenues increased $30.6 million, or 10.9%, to $311.6 million for the quarter ended June 30, 2008, as compared to $280.9 million for the same prior year quarter, driven by growth in all three reportable business segments. Capital revenues grew $17.3 million in the first quarter of fiscal 2009, primarily driven by increased demand in the United States from hospitals within the Healthcare segment, particularly for new products. Service revenues increased $7.4 million in the first quarter of fiscal 2009 primarily due to increases in revenues within the United States in all three reportable business segments. Consumable revenues increased 8.6% for the quarter ended June 30, 2008, primarily driven by growth in the Healthcare segment.

International revenues increased $11.4 million, or 19.3%, to $70.3 million for the quarter ended June 30, 2008, as compared to $58.9 million for the same prior year quarter. International revenues were positively affected by growth in capital equipment revenues, which increased 18.9% primarily due to increases within the Asia Pacific markets for both our Healthcare and Life Sciences segments and within the European market for our Healthcare segment. International recurring revenues also grew during the first quarter of fiscal 2009 by 19.8%, with increases of 25.1% and 14.3% in consumable and service revenues, respectively. The growth in international consumable revenues was primarily within the European market, while the growth in international service revenues was primarily within the Canadian market.

United States revenues increased $19.2 million, or 8.7%, to $241.2 million for the quarter ended June 30, 2008, as compared to $222.0 million for the same prior year quarter. The increase in United States revenues was primarily driven by our Healthcare segment with a 20.2% increase in capital equipment revenues. United States recurring revenues also increased for the first quarter of fiscal 2009, with growth of 5.7% and 4.0% in service and consumable revenues, respectively. The growth in United States service revenues reflects increases in all three reportable business segments, while the growth in consumable revenues was driven by our Healthcare segment.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2008 to the three months ended June 30, 2007:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2008	2007
Gross Profit:
Product	$82,715	$69,737	$12,978	18.6%
Service	47,786	45,863	1,923	4.2%

Total Gross Profit	$130,501	$115,600	$14,901	12.9%

Gross Profit Percentage:
Product	42.3%	40.5%
Service	41.2%	42.2%

Total Gross Profit Percentage	41.9%	41.1%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our total gross margin increased 80 basis points from the first quarter of fiscal 2008, reflecting volume and price increases and productivity gains, which were partially offset by increases in raw material and freight costs and the impact of changes in foreign exchange rates.

Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2008 to the three months ended June 30, 2007:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2008	2007
Operating Expenses:
Selling, General, and Administrative	$87,348	$83,383	$3,965	4.8%
Research and Development	8,279	9,259	(980)	(10.6)%
Restructuring Expenses	(166)	1,391	(1,557)	(111.9)%

Total Operating Expenses	$95,461	$94,033	$1,428	1.5%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenue, SG&A decreased 170 basis points to 28.0% for the first quarter of fiscal 2009 as compared to 29.7% in the first quarter of fiscal 2008. The decrease in SG&A expense as a percentage of total revenue in the first quarter of fiscal 2009 reflects improved operating expense leverage and the benefit of cost reduction initiatives implemented in the fourth quarter of fiscal 2008.

As a percentage of total revenues, research and development expenses were 2.7% and 3.3% for the three-month periods ended June 30, 2008 and 2007, respectively. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continually emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2009, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of delivery systems in the defense and industrial areas, sterile processing combination technologies, surgical tables and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

Our operating expenses include restructuring expenses. We recognize restructuring expenses as incurred as required under the provisions of SFAS No. 146. In addition, we assessed the property, plant and equipment associated with the related facilities for impairment under SFAS No. 144.

In the first quarter of 2009, we did not incur any significant additional expenses related to our previously announced restructuring plans, and we settled certain termination benefits for less than originally expected. In the first quarter of fiscal 2008, we recorded $1.4 million in restructuring expenses primarily related to the previously announced transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico, which was part of the Fiscal 2006 Restructuring Plan and related to our Healthcare business segment. The following tables summarize our total pre-tax restructuring expenses for the first quarter of fiscal 2009 and fiscal 2008:

Three Months Ended June 30, 2008	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$(116)	$—	$(149)	$(265)
Lease termination obligations	—	99	—	99

Total restructuring charges	$(116)	$99	$(149)	$(166)

Three Months Ended June 30, 2007			Fiscal 2006 Restructuring Plan
Asset impairment and accelerated depreciation			$1,059
Severance, payroll, and other related costs			332

Total restructuring charges			$1,391

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2008 Restructuring Plan
	March 31, 2008	Fiscal 2009		June 30, 2008
		Provision	Payments/ Impairments
Severance and termination benefits	$4,244	$(116)	$(2,027)	$2,101
Asset impairments	492	—	—	492
Lease termination obligations	898	—	—	898
Other	609	—	—	609

Total	$6,243	$(116)	$(2,027)	$4,100

	European Restructuring Plan
	March 31, 2008	Fiscal 2009		June 30, 2008
		Provision	Payments
Lease termination obligation	$247	$99	$(346)	$—

Total	$247	$99	$(346)	$—

	Fiscal 2006 Restructuring Plan
	March 31, 2008	Fiscal 2009		June 30, 2008
		Provision	Payments
Severance and termination benefits	$879	$(149)	$(461)	$269

Total	$879	$(149)	$(461)	$269

Non-Operating Expense, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expense for the three months ended June 30, 2008 and 2007:

(dollars in thousands)	Three Months Ended June 30,		Change
	2008	2007
Non-Operating Expense, Net:
Interest Expense	$1,766	$1,235	$531
Interest and Miscellaneous Income	(381)	(462)	81

Non-Operating Expense, Net	$1,385	$773	$612

Interest expense increased $0.5 million during the first three months of fiscal 2009 compared with the same prior year period, reflecting higher average debt levels. Interest and other miscellaneous income decreased $0.1 million during the first three months of fiscal 2009 compared with the same prior year period.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for continuing operations for the three months ended June 30, 2008 to the three months ended June 30, 2007:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2008	2007
Income Tax Expense	$8,155	$7,591	$564	7.4%
Effective Income Tax Rate	24.2%	36.5%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three-month periods ended June 30, 2008 and 2007 were 24.2% and 36.5%, respectively. We benefited from the settlement of certain tax years under examination in the United States during the three-month period ended June 30, 2008.

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

Business Segment Results of Operations. We operate and report in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. Our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008, provides additional information regarding each business segment. The following table compares business segment revenues for the three months ended June 30, 2008 to the three months ended June 30, 2007:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2008	2007
Revenues:
Healthcare	$224,065	$195,691	$28,374	14.5%
Life Sciences	48,039	46,702	1,337	2.9%
STERIS Isomedix Services	36,863	35,472	1,391	3.9%

Total reportable segments	308,967	277,865	31,102	11.2%
Corporate and other	2,598	3,079	(481)	(15.6%)

Total Revenues	$311,565	$280,944	$30,621	10.9%

Healthcare segment revenues were 71.9% of total revenues for the first quarter of fiscal 2009 as compared to 69.7% for the same prior year period. Healthcare revenues increased $28.4 million, or 14.5%, to $224.1 million for the quarter ended June 30, 2008, as compared to $195.7 million for the same prior year quarter. The increase reflects growth across a range of product and service offerings, as well as, growth in all geographies. A key driver was strong growth in capital equipment revenues of 20.4%, primarily driven by increased demand in the United States from hospital Customers and, in particular, for new product offerings. Service revenues grew 10.8% and consumable revenues increased 9.4%. At June 30, 2008, the Healthcare segment’s backlog amounted to $113.9 million, increasing $15.8 million, or 16.1%, compared to the backlog of $98.0 million at March 31, 2008 and increasing $44.4 million, or 63.9%, compared to the backlog of $69.5 million at June 30, 2007.

Life Sciences segment revenues were 15.4% of total revenues for the first quarter of fiscal 2009 as compared to 16.6% for the same prior year quarter. Life Sciences revenues increased $1.3 million, or 2.9%, to $48.0 million for the quarter ended June 30, 2008, as compared to $46.7 million for the same prior year quarter. The growth in Life Sciences revenues was driven by increases of 4.7% and 3.0% in consumable and service revenues, respectively. The increase in service revenues primarily resulted from a 5.9% increase in the United States market during the first quarter of fiscal 2009. Capital equipment revenues grew a modest 1.5%, reflecting an anticipated slowdown in spending from pharmaceutical customers, particularly in the United States. At June 30, 2008, the Life Sciences segment’s backlog amounted to $49.8 million, increasing $5.6 million, or 12.6% compared to the backlog of $44.2 million at March 31, 2008 and increasing $3.3 million, or 7.1%, compared to the backlog of $46.5 million at June 30, 2007.

STERIS Isomedix Services segment revenues were 11.8% of total revenues for the first quarter of fiscal 2009 as compared to 12.6% for the same prior year quarter. The segment’s revenues increased $1.4 million, or 3.9%, to $36.9 million for the quarter ended June 30, 2008, as compared to $35.5 million for the same prior year quarter, driven by increased demand from medical device Customers and modest increases in price.

The following table compares our business segment operating results for the three months ended June 30, 2008 to the three months ended June 30, 2007:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2008	2007
Operating Income (Loss):
Healthcare	$29,230	$17,932	$11,298	63.0%
Life Sciences	1,047	269	778	289.2%
STERIS Isomedix Services	8,187	7,721	466	6.0%

Total reportable segments	38,464	25,922	12,542	48.4%
Corporate and other	(3,424)	(4,355)	931	21.4%

Total Operating Income	$35,040	$21,567	$13,473	62.5%

Segment operating income is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. The Corporate and other segment includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie manufacturing operation. Corporate cost allocations are based on each segment’s percentage of revenues, headcount, or other variables in relation to those of the total Company. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment.

The Healthcare segment’s operating income increased $11.3 million, or 63.0%, to $29.2 million for the first quarter of fiscal 2009, as compared to $17.9 million for the same prior year quarter. The segment’s operating margins were 13.0% and 9.2% for the quarters ended June 30, 2008 and 2007, respectively. While the Healthcare segment continues to be affected by increases in raw material costs, the impact was more than offset by the benefits of increases in volumes and prices. Also included in the segment’s fiscal 2008 first quarter operating income are expenses of $1.9 million, including expenses of $1.4 million classified as restructuring expenses associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico.

The Life Sciences segment’s operating income increased to $1.0 million for the quarter ended June 30, 2008 from $0.3 million for the quarter ended June 30, 2007. The segment’s operating margins were 2.2% and 0.6% for the quarters ended June 30, 2008 and 2007, respectively. The improvement in operating performance was primarily driven by improved operating expense leverage.

The STERIS Isomedix Services segment’s operating income increased $0.5 million, or 6.0%, to $8.2 million for the first quarter of fiscal 2009 as compared to $7.7 million for the same prior year period primarily due to increased volumes on a relatively fixed cost base. The segment’s operating margins were 22.2% and 21.8% for the quarters ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources. The following table summarizes significant components of our cash flows for the three months ended June 30, 2008 and 2007:

(dollars in thousands)	Three Months Ended June 30,
	2008	2007
Operating activities:
Net income	$25,500	$13,203
Non-cash items	20,971	14,692
Changes in operating assets and liabilities	(17,744)	(8,469)

Net cash provided by operating activities	$28,727	$19,426

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(10,615)	$(9,691)
Proceeds from the sale of property, plant, equipment, and intangibles	7	22

Net cash used in investing activities	$(10,608)	$(9,669)

Financing activities:
(Payments) proceeds under credit facilities, net	$(1,720)	$8,980
Repurchases of common shares	(31,584)	(21,235)
Cash dividends paid to common shareholders	(3,513)	(3,259)
Stock option and other equity transactions, net	15,715	10,163

Net cash used in financing activities	$(21,102)	$(5,351)

Debt-to-capital ratio	20.0%	12.5%
Free cash flow	$18,119	$9,757

Net Cash Provided by (Used In) Operating Activities. The net cash provided by our operating activities was $28.7 million for the first three months of fiscal 2009 compared to $19.4 million for the first three months of fiscal 2008. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items - Our non-cash items include depreciation, depletion and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Non-cash items were $21.0 million for the first three months of fiscal 2009 compared with $14.7 million for the first three months of fiscal 2008. Significant changes in these items for the first quarter of fiscal 2009 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization - Depreciation, depletion, and amortization is the most significant component of non-cash items. This expense totaled $15.2 million and $15.6 million for the first three months of fiscal 2009 and fiscal 2008, respectively. Depreciation expense for the first quarter of fiscal 2008 included $0.7 million in accelerated depreciation for certain assets that were part of the Fiscal 2006 Restructuring Plan.

•	Share-based compensation expense - We recorded share-based compensation expense of $1.9 million and $1.6 million for the first three months of fiscal 2009 and fiscal 2008, respectively.

•

Deferred income taxes - Our deferred income tax benefits decreased $4.0 million for the first three months of fiscal 2009, compared with an increase of $2.7 million for the first three months of fiscal 2008 due to the timing and recognition of settlements.

•

Working Capital - Excluding the impact of foreign currency translation adjustments, changes to our working capital amounted to a negative $17.7 million and a negative $8.5 million during the first quarters of fiscal 2009 and fiscal 2008, respectively. Significant changes in our working capital for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 are summarized below:

•

Accounts receivable, net - Our net accounts receivable balances decreased $35.3 million during the first three months of fiscal 2009 as compared to a $45.1 million decrease for the same prior year period. Our accounts receivable balances may change from period to period due to the timing of revenues and Customer payments. Accounts receivable days sales outstanding decreased to 60 days at June 30, 2008, from 72 days at March 31, 2008. The decrease in the balance of accounts receivable and days sales outstanding from the March 31, 2008 level is reflective of lower revenues in the first quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008 and improvements in collections.

•

Inventories, net - Our net inventory balances increased $21.1 million during the first three months of fiscal 2009 as compared to an increase of $19.4 million in the prior year period. The current period increase reflects a higher level of inventory related to higher production volume levels, foreign exchange rate changes, new product inventory, and increased raw material costs.

•

Other current assets - Our other current assets primarily consist of prepaid expenses for insurance and other general corporate items. Other current assets increased $2.1 million during the first three months of fiscal 2009, but declined $1.7 million in the prior year period. The increase is primarily due to the timing of payments under certain software licensing agreements, which are generally paid near the beginning of the coverage period.

•

Accounts payable, net - Our net accounts payable balances, decreased $4.7 million during the first three months of fiscal 2009 and decreased $12.4 million in the prior year period. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net - Our net accruals and other liabilities balances decreased $25.2 million and $23.5 million during the first three months of fiscal 2009 and fiscal 2008, respectively. The decrease in the current period primarily reflects payments made in the first quarter of fiscal 2009 against amounts accrued in fiscal 2008 for incentive compensation and income taxes, and for the net impact of the effective settlement of certain tax years under examination in the United States. Cash flows related to our accruals and other liabilities balances may change from period to period primarily due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities - The net cash we used in investing activities totaled $10.6 million for the first three months of fiscal 2009 compared with $9.7 million for the first three months of fiscal 2008. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2009 and fiscal 2008:

•

Purchases of property, plant, equipment, and intangibles, net - Capital expenditures increased $0.9 million to $10.6 million during the first three months of fiscal 2009 as compared to $9.7 million during the same prior year period. Capital spending was higher during the first three months of fiscal 2009 primarily due to a planned expansion at one of our STERIS Isomedix Services facilities.

Net Cash Used In Financing Activities - The net cash used in financing activities amounted to $21.1 million for the first three months of fiscal 2009 compared with net cash used in financing activities of $5.4 million for the first three months of fiscal 2008. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2009 and fiscal 2008:

•

Net proceeds under credit facilities - We paid $1.7 million and borrowed $9.0 million under our revolving credit facility during the first three months of fiscal 2009 and fiscal 2008, respectively. Proceeds borrowed are generally used to fund share repurchases and working capital changes.

•

Repurchases of common shares - The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first three months of fiscal 2009, we paid for the repurchase of 1,145,900 common shares at an average purchase price of $27.56 per common share. During the first three months of fiscal 2008, we paid for the repurchase of 708,931 common shares at an average purchase price of $29.95 per common share.

•

Cash dividends paid to common shareholders - During the first three months of fiscal 2009, we paid total cash dividends of $3.5 million, or $0.06 per outstanding common share. During the first three months of fiscal 2008, we paid total cash dividends of $3.3 million, or $0.05 per outstanding common share.

•

Stock option and other equity transactions, net - We receive cash for issuing common shares under our various employee stock compensation programs. During the first three months of fiscal 2009 and fiscal 2008, we received cash proceeds totaling $14.3 million and $8.1 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $18.1 million in the first quarter of fiscal 2009 compared to $9.8 million in the prior year first quarter. The increase in free cash flow in the first quarter of fiscal 2009 was a result of the increase in cash earnings. Our debt-to-capital ratio was 20.0% at June 30, 2008 and 20.3% at March 31, 2008.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008. Our commercial commitments were approximately $29.0 million at June 30, 2008 reflecting a net increase of $2.2 million in surety bonds and other commercial commitments from March 31, 2008. Our contractual commitments have not changed materially from March 31, 2008. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2008. At June 30, 2008, the maximum amount available under this Facility was $302.2 million. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding borrowings ($77.5 million) and letters of credit issued under a sub-limit within the Facility ($20.3 million).

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

Critical Accounting Policies, Estimates, and Assumptions. Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2008.

Contingencies. We are involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of our business. In accordance with SFAS No. 5, we record a liability for such contingencies to the extent that we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings and claims is unpredictable and actual results could be materially different from our estimates. We record anticipated recoveries under applicable insurance contracts when assured of recovery. Refer to Part II, Item 1, “Legal Proceedings” for additional information.

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. In the fourth quarter of fiscal 2008, we reached a settlement with the IRS on all material tax matters for fiscal 1999 through fiscal 2001. In the first quarter of fiscal 2009, we reached a settlement with the IRS for all material tax matters for fiscal 2002 through fiscal 2005. In addition, the IRS will begin its audit of fiscal 2006 and fiscal 2007 in fiscal 2009. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.

Additional information regarding our commitments and contingencies is included in note 10 to our consolidated financial statements titled, “Commitments and Contingencies.”

International Operations. Since we conduct operations outside the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2009, our revenues were favorably impacted by $4.2 million, or 1.4%, and income before income taxes was unfavorably impacted by $3.0 million, or 8.4%, compared with the first quarter of fiscal 2008 as a result of foreign currency movements relative to the U.S. dollar. We have taken steps to reduce this foreign currency volatility by converting foreign currency denominated inter-company loans to equity for certain foreign legal entities. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Forward-Looking Statements. This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or our industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “confidence,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to be materially different from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside of our control. No assurances can be provided as to any outcome from litigation, regulatory actions, administrative proceedings, governmental investigations, warning letters, cost reductions, business strategies, level of share repurchases, earnings and revenue trends, expense reduction, or other future financial results. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, actions, or impact, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing, raw material, and energy costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or that our business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, regulatory actions, including without limitation the previously disclosed FDA warning letter, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect our performance, results, or value, (d) the potential of international unrest, or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services, (f) the possibility that anticipated growth, alignment, cost savings, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, product, service, personnel, or other issues or risks associated with our business, industry, or other issues, activities, or initiatives may adversely impact our performance, results, or value, and (g) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008, under Item 1A, “Risk Factors.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008. Our exposures to market risks have not changed materially since March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of and with the participation of our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of our management, the PEO and PFO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and will likely continue to be involved in a number of legal proceedings and claims, which we believe generally arise from the ordinary course of our business, given our size, history, complexity, and the nature of our business, Customers, regulatory environment, and industries in which we participate. These legal proceedings and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), economic loss (e.g., breach of contract, other commercial claims), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

The FDA and the United States Department of Justice have been conducting an investigation to our knowledge since 2003 involving our STERIS SYSTEM 1® sterile processing system. We have received requests for documents, including the subpoena received in January 2005, and are aware of interviews of current and former employees in connection with the investigation. We continue to respond to these requests and cooperate with the government agencies regarding this matter. There can be no assurance of the ultimate outcome of the investigation, or that any matter arising out of the investigation will not result in actions by the government agencies or third parties, or that the government agencies will not initiate administrative proceedings, civil proceedings, or criminal proceedings, or any combination thereof, against us.

On May 16, 2008, we received a warning letter from the FDA regarding our STERIS SYSTEM 1® sterile processor and the STERIS® 20 sterilant used with the processor (referred to collectively in the FDA letter and in this Item 1 as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the warning letter includes the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter references a number of changes to the device that the FDA believes should be evaluated to determine if they significantly affect the safety or effectiveness of the device and, if true, could require a new premarket notification submission. The warning letter also requests documentation and explanation regarding various corrective actions related to the device prior to 2003, and whether those actions should be considered corrections or removals within the meaning of FDA regulations.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new premarket notification submission (“510(k) submission”). If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1® sterile processing system or other significant product, service, or obligation, which could possibly result in judgments requiring recall, re-labeling or restriction on the manufacturing, sale, or distribution of the product, or could require us to take other action, pay fines or civil damages, or be subject to other governmental or third party claims or remedies, could materially affect our business, performance, value, financial condition, and results of operations. The STERIS SYSTEM 1® sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used in excess of 30,000 times per day in the aggregate and that over 250 million medical instruments have been processed using the STERIS SYSTEM 1® sterile processing system. We have timely responded to the warning letter and are seeking to discuss that response with the FDA. For additional information regarding this matter, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC on May 30, 2008: “Business - Information with respect to our Business in General - Recent Events - Government Regulations” and “Risk Factors - We may be adversely affected by product liability claims or other legal actions or regulations or compliance matters.”

We believe we have adequately reserved for our current litigation and that the ultimate outcome of pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, claims, proceedings, investigations, including the previously described investigation, or their effect. We presently maintain product liability insurance coverage, and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us. Additional information regarding our contingencies is included in Item 2 titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and in note 10 to our consolidated financial statements titled, “Contingencies,” contained in this Quarterly Report on Form 10-Q.

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Except as noted above, we believe there have been no material recent developments concerning our legal proceedings since March 31, 2008 and no new material pending legal proceedings are required to be reported.

ITEM 1A. RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the SEC on May 30, 2008, that would materially affect our business, results of operations, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2008, we repurchased 920,900 of our common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300,000 of our common shares. As of June 30, 2008, $252,745 in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchased during the first quarter of fiscal 2009 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
April 1-30	646,700		$26.81		646,700	$260,965
May 1-31	274,200		29.98		274,200	252,745
June 1-30	—		—		—	252,745

Total	920,900	(1)	$27.75	(1)	920,900	252,745

(1)	Does not include approximately 131 common shares purchased during the quarter at an average price per share of $29.31 and approximately 1,469 common shares sold during the quarter at an average price per share of $31.00 by the STERIS Corporation 401(k) Plan on behalf of executive officers who may be deemed to be affiliated purchasers.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	STERIS Corporation Form of Restricted Stock Agreement for Employees

10.2	STERIS Corporation Form of Restricted Stock Agreement for Directors

10.3	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees

10.4	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ MICHAEL J. TOKICH
Michael J. Tokich
Senior Vice President and Chief Financial Officer
August 8, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	STERIS Corporation Form of Restricted Stock Agreement for Employees

10.2	STERIS Corporation Form of Restricted Stock Agreement for Directors

10.3	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees

10.4	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.