Form 10-Q
period 2008-09-30
STERIS CORP
filed 2008-11-10
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of common shares outstanding as of October 31, 2008: 58,877,451

STERIS Corporation

Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	March 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,219	$51,868
Accounts receivable (net of allowances of $9,746 and $9,396, respectively)	210,997	249,814
Inventories, net	161,298	147,210
Current portion of deferred income taxes, net	24,878	29,033
Prepaid expenses and other current assets	21,246	35,451

Total current assets	578,638	513,376

Property, plant, and equipment, net	371,327	384,642
Goodwill and intangibles, net	321,120	337,980
Other assets	3,564	3,294

Total assets	$1,274,649	$1,239,292

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$800	$700
Accounts payable	65,684	75,532
Accrued income taxes	365	23,039
Accrued payroll and other related liabilities	47,480	59,243
Accrued expenses and other	71,260	71,845

Total current liabilities	185,589	230,359

Long-term indebtedness	250,000	179,280
Deferred income taxes, net	29,384	5,902
Other liabilities	64,926	117,599

Total liabilities	529,899	533,140

Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,399 and 59,263 shares outstanding, respectively	226,608	231,566
Common shares held in treasury, 10,641 and 10,777 shares, respectively	(279,610)	(279,841)
Retained earnings	767,350	721,331
Accumulated other comprehensive income	30,402	33,096

Total shareholders’ equity	744,750	706,152

Total liabilities and shareholders’ equity	$1,274,649	$1,239,292

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Product	$203,856	$182,451	$399,438	$354,820
Service	119,271	112,551	235,254	221,126

Total revenues	323,127	295,002	634,692	575,946

Cost of revenues:
Product	120,923	109,038	233,790	211,670
Service	69,841	65,756	138,038	128,468

Total cost of revenues	190,764	174,794	371,828	340,138

Gross profit	132,363	120,208	262,864	235,808

Operating expenses:
Selling, general, and administrative	77,290	84,531	164,638	167,914
Research and development	8,068	8,531	16,347	17,790
Restructuring expenses	37	698	(129)	2,089

Total operating expenses	85,395	93,760	180,856	187,793

Income from continuing operations	46,968	26,448	82,008	48,015

Non-operating expenses (income):
Interest expense	2,518	1,478	4,285	2,713
Interest and miscellaneous income	(540)	(614)	(922)	(1,076)

Total non-operating expenses, net	1,978	864	3,363	1,637
Income from continuing operations before income tax expense	44,990	25,584	78,645	46,378
Income tax expense	16,196	9,566	24,351	17,157

Net income	$28,794	$16,018	$54,294	$29,221

Net income per common share:
Basic	$0.49	$0.25	$0.92	$0.45

Diluted	$0.48	$0.25	$0.90	$0.45

Cash dividends declared per common share outstanding	$0.08	$0.06	$0.14	$0.11

See notes to consolidated financial statements.

STERIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2008	2007
Operating activities:
Net income	$54,294	$29,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	29,575	31,484
Deferred income taxes	3,790	(2,571)
Share based compensation	3,843	4,169
(Gain) loss on the disposal of property, plant, equipment and intangibles, net	(1,084)	723
Other items	(1,517)	(14)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	34,247	43,683
Inventories, net	(19,318)	(20,755)
Other current assets	13,476	(593)
Accounts payable	(8,478)	(15,808)
Accruals and other, net	(40,137)	(16,371)

Net cash provided by operating activities	68,691	53,168

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(20,872)	(21,591)
Proceeds from the sale of property, plant, equipment, and intangibles	9,506	31

Net cash used in investing activities	(11,366)	(21,560)

Financing activities:
Proceeds from the issuance of long-term obligations	150,000	—
(Payments) proceeds under credit facilities, net	(79,180)	24,090
Deferred financing fees and debt issuance costs	(476)	(443)
Repurchases of common shares	(50,210)	(54,476)
Cash dividends paid to common shareholders	(8,275)	(7,112)
Stock option and other equity transactions, net	32,956	10,619
Tax benefit from stock options exercised	8,732	2,389

Net cash provided by (used in) financing activities	53,547	(24,933)
Effect of exchange rate changes on cash and cash equivalents	(2,521)	2,592

Increase in cash and cash equivalents	108,351	9,267
Cash and cash equivalents at beginning of period	51,868	52,296

Cash and cash equivalents at end of period	$160,219	$61,563

See notes to consolidated financial statements.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended

September 30, 2008 and 2007

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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on May 30, 2008. The Consolidated Balance Sheet at March 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

We use the consolidation method to report our investment in our subsidiaries. Consolidation means that we combine the accounts of our wholly-owned subsidiaries with our accounts. We eliminate inter-company accounts and transactions when we consolidate these accounts.

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three- and six-month periods ended September 30, 2008 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2009.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

2. Restructuring

The following summarizes our restructuring plans announced in fiscal years 2008, 2007, and 2006. We recognize restructuring expenses as incurred as required under the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” In addition, we assess the property, plant and equipment associated with the related facilities for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Additional information regarding our respective restructuring plans is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

Fiscal 2008 Restructuring Plan

During the fourth quarter of fiscal 2008, we announced an expense reduction initiative which was primarily focused on our North American operations, and was intended to enhance our profitability and improve efficiency by reducing ongoing operating costs (the “Fiscal 2008 Restructuring Plan”). We did not incur any significant restructuring expenses related to the Fiscal 2008 Restructuring Plan in the three and six months ended September 30, 2008, and we settled certain termination benefits for less than originally expected.

Since the inception of the Fiscal 2008 Restructuring Plan, we have incurred pre-tax restructuring expenses totaling $15,792 related to these actions, of which $11,700 was recorded as restructuring expenses and $4,092 was recorded in cost of revenues, with restructuring expenses of $13,122, $1,490, $429, and $751 related to the Healthcare, Life Sciences, and Isomedix reporting segments, and Corporate and other, respectively. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan.

European Restructuring Plan

During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). In the first quarter of fiscal 2009, we settled the remaining

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

obligations associated with this plan, incurring $99 in pre-tax restructuring expenses related to a lease termination obligation. Since the inception of the European Restructuring Plan, we have incurred pre-tax restructuring expenses totaling $1,887 related to these actions, with restructuring expenses of $1,353 and $534 related to the Healthcare and Life Sciences reporting segments, respectively.

Fiscal 2006 Restructuring Plan

During fiscal 2006, we announced the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions (the “Fiscal 2006 Restructuring Plan”), which were intended to improve our cost structure. We did not incur any restructuring expenses related to the Fiscal 2006 Restructuring Plan during the three and six months ended September 30, 2008, and settled certain severance payment obligations for less than originally expected. During the three and six months ended September 30, 2007, we recorded $733 and $2,123, respectively, in pre-tax restructuring expenses related to this plan, primarily for the transfer of manufacturing operations, which were associated with our Healthcare business segment.

Since the inception of the Fiscal 2006 Restructuring Plan, we have incurred pre-tax restructuring expenses of $33,637, with restructuring expenses of $33,223 and $414 related to the Healthcare and Life Sciences segments, respectively. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2006 Restructuring Plan.

The following tables summarize our total restructuring expenses for the second quarter and first half of fiscal 2009 and fiscal 2008:

Three Months Ended September 30, 2008	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$29	$—	$(29)	$—
Lease termination obligations	37	—	—	37

Total restructuring charges	$66	$—	$(29)	$37

Three Months Ended September 30, 2007	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$—	$(24)	$—	$(24)
Asset impairment and accelerated depreciation	—	—	729	729
Lease termination obligations	—	(11)	—	(11)
Other	—	—	4	4

Total restructuring charges	$—	$(35)	$733	$698

Six Months Ended September 30, 2008	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$(87)	$—	$(178)	$(265)
Lease termination obligations	37	99	—	136

Total restructuring charges	$(50)	$99	$(178)	$(129)

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

Six Months Ended September 30, 2007	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$—	$(23)	$332	$309
Asset impairment and accelerated depreciation	—	—	1,800	1,800
Lease termination obligations	—	(11)	(13)	(24)
Other	—	—	4	4

Total restructuring charges	$—	$(34)	$2,123	$2,089

Liabilities related to our restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2008 Restructuring Plan
	March 31, 2008	Fiscal 2009		September 30, 2008
		Provision	Payments/ Impairments
Severance and termination benefits	$4,244	$(87)	$(2,810)	$1,347
Asset impairments	492	—	—	492
Lease termination obligations	898	37	(37)	898
Other	609	—	—	609

Total	$6,243	$(50)	$(2,847)	$3,346

	European Restructuring Plan
	March 31, 2008	Fiscal 2009		September 30, 2008
		Provision	Payments
Lease termination obligation	$247	$99	$(346)	$—

Total	$247	$99	$(346)	$—

	Fiscal 2006 Restructuring Plan
	March 31, 2008	Fiscal 2009		September 30, 2008
		Provision	Payments
Severance and termination benefits	$879	$(178)	$(580)	$121

Total .	$879	$(178)	$(580)	$121

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net income	$28,794	$16,018	$54,294	$29,221
Cumulative foreign currency translation adjustment	(23,769)	11,059	(24,370)	17,190
Reduction in the unrecognized postretirement benefit plan obligation, net of taxes	22,194	—	22,194	—
Amortization of pension and postretirement benefit plans costs, net of taxes	(494)	323	(245)	645
Unrealized losses on investments	(152)	(17)	(273)	(4)

Total comprehensive income	$26,573	$27,383	$51,600	$47,052

The reduction in the unrecognized postretirement benefit plan obligation, net of taxes recorded in the three-month and six-month periods ended September 30, 2008 is a result of amending and restating our United States postretirement welfare benefits plan during the second quarter of fiscal 2009. We provide additional information regarding the amendment and restatement of our United States postretirement welfare benefits plan in note 9 to our consolidated financial statements titled, “Benefit Plans.”

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	September 30, 2008	March 31, 2008
Land and land improvements (1)	$26,178	$26,696
Buildings and leasehold improvements	182,412	184,921
Machinery and equipment	271,546	271,646
Information systems	91,122	126,741
Radioisotope	155,702	148,738
Construction in progress (1)	37,750	38,065

Total property, plant, and equipment	764,710	796,807
Less: accumulated depreciation and depletion	(393,383)	(412,165)

Property, plant, and equipment, net	$371,327	$384,642

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

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

	September 30, 2008	March 31, 2008
Raw materials	$43,552	$44,195
Work in process	29,928	28,158
Finished goods	87,818	74,857

Inventories, net	$161,298	$147,210

6. Debt

Indebtedness was as follows:

	September 30, 2008	March 31, 2008
Private Placement	$250,000	$100,000
Credit facility	—	79,180
Other debt	800	800

Total	250,800	179,980
Less: current portion	800	700

Long-term portion	$250,000	$179,280

On August 15, 2008, we issued $150,000 of senior notes in a private placement (the “August 2008 Private Placement”) to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. We have used and will use the proceeds for general corporate purposes, including repayment of debt, capital expenditures, acquisitions, dividends, and share repurchases. Of the $150,000 notes, $30,000 have a maturity of 5 years at an annual interest rate of 5.63%, another $85,000 have a maturity of 10 years at an annual interest rate of 6.33%, and the remaining $35,000 have a maturity of 12 years at an annual interest rate of 6.43%.

Also on August 15, 2008, we signed an amendment to various note purchase agreements, each dated December 17, 2003, that we previously entered into for the issuance of $100,000 of senior notes in a private placement (the “December 2003 Private Placement”). This amendment, which was signed by a majority in aggregate principal amount of the holders of the December 2003 Private Placement notes, modified the respective note purchase agreements primarily as they pertained to liens, electronic delivery of financial information and notices, and certain provisions regarding an intercreditor agreement.

Additional information regarding our indebtedness is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2008	March 31, 2008
Accrued payroll and other related liabilities:
Compensation and related items	$15,116	$17,500
Accrued vacation .	12,924	14,085
Accrued bonuses	7,511	8,658
Accrued employee commissions	5,985	11,263
Other postretirement benefit plan obligation-current portion	5,129	6,824
Other employee benefit plans’ obligations-current portion	815	913

Total accrued payroll and other related liabilities	$47,480	$59,243

Accrued expenses and other:
Deferred revenues	$26,310	$24,833
Self-insured risk retention-GRIC-current portion	5,328	4,586
Other self-insured risks	542	850
Accrued dealer commissions	6,086	6,398
Accrued warranty	8,098	7,825
Other	24,896	27,353

Total accrued expenses and other	$71,260	$71,845

Other liabilities:
Self-insured risk retention-GRIC-long-term portion	$11,814	$11,814
Other postretirement benefit plan obligation-long-term portion	30,532	75,889
Defined benefit pension plans’ obligations	11,724	14,058
Other employee benefit plans’ obligations-long-term portion	1,176	1,314
Minority interest in joint venture	429	323
Accrued long-term income taxes	9,251	14,201

Total other liabilities	$64,926	$117,599

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates from continuing operations for the three-month periods ended September 30, 2008 and 2007 were 36.0% and 37.4%, respectively. For the six-month periods ended September 30, 2008 and 2007, the effective income tax rates from continuing operations were 31.0% and 37.0%, respectively. The lower effective income tax rate for the three-month and six-month periods ended September 30, 2008 resulted principally from discrete item adjustments due to the settlement of certain tax years under examination in the United States.

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate,

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives.

As of March 31, 2008, we had $10,455 in unrecognized tax benefits, of which $5,937 would favorably impact the effective tax rate if recognized. As of September 30, 2008, we had $7,592 in unrecognized tax benefits, of which $3,510 would impact the effective tax rate if recognized. There were no significant changes to any of these amounts during the three-month period ended September 30, 2008. The decrease in the unrecognized tax benefits for the six-month period ended September 30, 2008 is primarily due to the effective settlement of United States audit examinations for fiscal 2002 through fiscal 2005, partially offset by an increase in unrecognized tax benefits relating to prior years. We currently do not anticipate any significant increase or decrease in unrecognized tax benefits within 12 months of September 30, 2008. As of September 30, 2008, we have recognized a liability for interest of $1,103 and penalties of $556.

We file income tax returns in the United States and in various state, local, and foreign jurisdictions. For United States federal income tax purposes, we are closed through examination for years before fiscal 2006. With limited exceptions, we are no longer subject to state and local income tax examinations within the United States, or income tax examinations outside the United States for years before fiscal 2003.

9. Benefit Plans

We provide defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement welfare benefits plan for two groups of United States employees including the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

During the second quarter of fiscal 2009, we amended and restated our unfunded United States postretirement welfare benefits plan, reducing the benefits to be provided to retirees under the plan and increasing their share of the costs. As a result, the accumulated postretirement benefit obligation was re-measured. We also re-evaluated the actuarial assumptions, but made no changes to the assumptions used at March 31, 2008. The re-measurement resulted in a decrease of $46,522 in the accumulated postretirement benefit obligation (decreases of $1,695 and $44,827 in the current and long-term portions of the accumulated postretirement benefit obligation, respectively), an increase of $24,328 in long-term deferred income taxes, net, and an increase of $22,194 in accumulated other comprehensive income. The impact of this change was recognized in our Consolidated Balance Sheets in the second quarter of fiscal 2009 and will be amortized as a component of the annual net periodic benefit cost over a period of approximately nine years.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

Components of the net periodic benefit cost of our defined benefit pension plans and other postretirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	United States Qualified		International
Three Months Ended September 30,	2008	2007	2008	2007	2008	2007
Service cost	$53	$27	$114	$115	$—	$—
Interest cost	690	702	134	76	506	1,161
Expected return on plan assets	(718)	(802)	(148)	(110)	—	—
Recognized losses	159	103	—	—	363	247
Amortization of transition obligation	(28)	(28)	—	—	—	—
Prior service cost	—	—	—	—	(1,295)	—

Net periodic benefit cost	$156	$2	$100	$81	$(426)	$1,408

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	United States Qualified		International
Six Months Ended September 30,	2008	2007	2008	2007	2008	2007
Service cost	$105	$53	$227	$231	$—	$—
Interest cost	1,381	1,403	269	152	1,691	2,322
Expected return on plan assets	(1,437)	(1,603)	(295)	(220)	—	—
Recognized losses	318	206	—	—	639	494
Amortization of transition obligation	(55)	(55)	—	—	—	—
Prior service cost	—	—	—	—	(1,295)	—

Net periodic benefit cost	$312	$4	$201	$163	$1,035	$2,816

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

As a result of current market and economic instability, the values of the assets held by our two defined benefit pension plans have declined since March 31, 2008. Although the specific impact of these declines has not been determined at this time, these developments may negatively impact the funded status of the plans and result in an increase in required contributions.

10. Contingencies

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

chemicals), economic loss (e.g., breach of contract, other commercial claims), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

In accordance with Statement of Accounting Standards No. 5 (“SFAS No. 5”), “Accounting for Contingencies,” we record accruals for such contingencies to the extent that we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have estimated the likelihood of unfavorable outcomes and the amounts of such potential losses. In management’s opinion, the ultimate outcome of these proceedings and claims is not expected to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of claims, litigation, and other proceedings is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery.

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

On May 16, 2008, we received a warning letter (the “warning letter”) from the FDA regarding our STERIS SYSTEM 1 sterile processor and the STERIS™ 20 sterilant used with the processor (referred to collectively in the FDA letter and in this note as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the warning letter included the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter referenced a number of changes to the device that, according to the FDA, require a new premarket notification submission, and asserted that our failure to make such a submission resulted in violations of applicable law. The warning letter also requested documentation and explanation regarding various corrective actions related to the device prior to 2003, and whether those actions should be considered corrections or removals requiring notice under applicable FDA regulations. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter are not correct.

On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission is required. The agency did not address the removal and correction reporting issues and invited a meeting with STERIS to discuss the warning letter, based on our earlier request. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA’s preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company’s response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new 510(k) submission. If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1 sterile processing system and the STERIS 20 sterilant, a significant product to us, could possibly result in judgments requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. We intend to meet with the FDA to discuss our position and to seek resolution of any issues regarding the warning letter.

The STERIS SYSTEM 1 sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used by approximately 5,000 users in excess of 30,000 times per day in the aggregate and that over 250 million medical instruments have been processed using the STERIS SYSTEM 1 sterile processing system. For additional information regarding this matter, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC on May 30, 2008: “Business – Information with respect to our Business in General – Recent Events – Government Regulations”, “Risk Factors – We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition or value”, and Item 1A of this Form 10-Q, “Risk Factors – We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters.”

We believe we have adequately reserved for our current litigation and that the ultimate outcome of pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, claims, proceedings, investigations, including the previously discussed investigation, or their effect. We presently maintain product liability insurance coverage, and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us. Additional information regarding our contingencies is included in Item 2 titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” contained in this Quarterly Report on Form 10-Q.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

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

11. Business Segment Information

We operate and report in three business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs.

Our Healthcare segment manufactures and sells capital equipment, accessory, consumable, and service solutions to healthcare providers, including acute care hospitals and surgery centers. These solutions aid our Customers in improving the safety, quality, and productivity of their surgical, sterile processing, gastrointestinal, and emergency environments.

Our Life Sciences segment manufactures and sells engineered capital equipment, formulated cleaning chemistries, and service solutions to pharmaceutical companies, and public and private research facilities around the globe.

Our Isomedix segment operates through a network of 20 facilities located in North America. We sell a comprehensive array of contract sterilization services using Gamma Irradiation, Electron Beam Irradiation, and ethylene oxide (“EO”) technologies. We provide sterilization, microbial reduction, and materials modification services to companies that supply products to the healthcare, industrial, and consumer products industries.

Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs to the segments. The Corporate and other segment includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie, Pennsylvania manufacturing operation. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment.

The accounting policies for reportable segments are the same as those for the consolidated Company. Individual facilities, equipment and intellectual properties are utilized for production for multiple segments at varying levels over time. For the three and six months ended September 30, 2008, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

Financial information for each of our segments is presented in the following tables:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Healthcare	$227,836	$206,684	$451,901	$402,375
Life Sciences	57,151	52,323	105,190	99,025
STERIS Isomedix Services	36,971	34,793	73,834	70,265

Total reportable segments	321,958	293,800	630,925	571,665
Corporate and other	1,169	1,202	3,767	4,281

Total revenues	$323,127	$295,002	$634,692	$575,946

Operating income (loss):
Healthcare	$32,698	$21,598	$61,928	$39,530
Life Sciences	6,228	3,369	7,275	3,638
STERIS Isomedix Services	10,211	7,081	18,398	14,802

Total reportable segments	49,137	32,048	87,601	57,970
Corporate and other	(2,169)	(5,600)	(5,593)	(9,955)

Total operating income	$46,968	$26,448	$82,008	$48,015

For the three months ended September 30, 2008, operating results of the Life Sciences and Isomedix reporting segments include pre-tax restructuring expenses of $3 and $54, respectively and the operating results of the Healthcare reporting segment includes pre-tax restructuring expenses of negative $15. For the three months ended September 30, 2007, operating results of the Healthcare and Life Sciences segments include pre-tax restructuring expenses of $694 and $4, respectively. For the six months ended September 30, 2008, operating results of the Life Sciences and Isomedix reporting segments include pre-tax restructuring expenses of $3 and $40, respectively, and the operating results of the Healthcare reporting segment and Corporate and other include pre-tax restructuring expenses of negative $163 and $1 respectively. For the six months ended September 30, 2007, operating results of the Healthcare and Life Sciences segments include pre-tax restructuring expenses of $2,085 and $4, respectively.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

Financial information for our United States and international geographic areas is presented in the following table. Revenues are based on the location of our Customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenues:
United States	$245,139	$227,466	$486,358	$449,455
International	77,988	67,536	148,334	126,491

Total revenues	$323,127	$295,002	$634,692	$575,946

	September 30, 2008	March 31, 2008
Long-lived assets:
United States	$546,643	$559,305
International	149,368	166,611

Total long-lived assets	$696,011	$725,916

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(shares in thousands)
Weighted average common shares outstanding—basic	59,312	64,207	59,003	64,612
Dilutive effect of common share equivalents	1,064	840	1,008	866

Weighted average common shares outstanding and common share equivalents—diluted	60,376	65,047	60,011	65,478

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
	(shares in thousands)
Number of common share options	719	1,305	849	1,194
Weighted average exercise price	$35.00	$28.30	$32.11	$28.31

13. Repurchases of Common Shares

During the first half of fiscal 2009, we paid for the repurchase of 1,645,900 of our common shares for an aggregate amount of $50,210, representing an average price of $30.51 per common share This includes certain March 2008 repurchases of 225,000 of our common shares for an aggregate amount of $6,028 that were not settled until April 2008.

At September 30, 2008, $234,120 in shares of our common stock remained authorized for repurchase and 10,640,637 common shares were held in treasury. We provide additional information regarding common share repurchases in note 18 to our consolidated financial statements titled, “Subsequent Events.”

14. Share-Based Compensation

STERIS has a long-term incentive plan that makes available up to 6,600,000 common shares for grant at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. STERIS previously granted stock options under various other plans. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, stock options granted become exercisable in 25% increments for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder ceases to be employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis as defined by the agreement in the event of employment termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. As of September 30, 2008, 4,609,215 shares remain available for grant under the long-term incentive plan.

We account for share-based compensation grants in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” We estimate the fair value of share-based awards on the date of the grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of revenues or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

Compensation cost recognized in the first six months of fiscal 2009 and fiscal 2008 includes (a) compensation cost for all share-based compensation granted, but not yet vested, as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and (b) compensation cost for all share-based compensation granted on or subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Total share based compensation expense recognized during the second quarter and first half of fiscal 2009 was $1,955 and $3,843, respectively, before income taxes ($1,222 and $2,402, respectively, net of income taxes). Total share based compensation expense recognized during the second quarter and first half of fiscal 2008 was $2,554 and $4,169, respectively, before income taxes ($992 and $1,568, respectively, net of income taxes).

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

The following weighted-average assumptions were used for options granted during the first half of fiscal 2009 and fiscal 2008:

	Fiscal 2009	Fiscal 2008
Risk-free interest rate	2.65%	5.04%
Expected life of options	5.64 years	5.53 years
Expected dividend yield of stock	0.86%	0.93%
Expected volatility of stock	27.73%	29.66%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a timeframe similar to that of the expected life of the grant. We applied an estimated forfeiture rate of 2.2 percent for fiscal 2007 through the first quarter of fiscal 2008, then 2.49 percent from the second quarter of fiscal 2008 through the fourth quarter of fiscal 2008, and beginning in the first quarter of fiscal 2009, 2.86 percent. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

Stock option activity for the first half of fiscal 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	5,102,912	$22.76
Granted	532,700	31.04
Exercised	(1,781,910)	20.74
Forfeited	(107,880)	28.13

Outstanding at September 30, 2008	3,745,822	$24.74	6.44	$48,112
Exercisable at September 30, 2008	2,495,929	$22.95	5.27	$36,521

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $37.58 closing price of our common shares on September 30, 2008 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. Under SFAS No. 123R, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first half of fiscal 2009 and fiscal 2008 was $24,254 and $6,206, respectively. Net cash proceeds from the exercise of stock options were $32,956 and $10,619 for the first half of fiscal 2009 and fiscal 2008, respectively. An income tax benefit of $8,732 and $2,389 was realized from stock option exercises during the first half of fiscal 2009 and fiscal 2008, respectively.

The weighted average grant date fair value of share-based compensation grants was $8.78 and $9.44 for the first half of fiscal 2009 and fiscal 2008, respectively.

Stock appreciation rights (“SARS”) were also granted during the first half of fiscal 2009. The 24,880 SARS granted carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise. The fair value of the SARS at the grant date was an aggregate amount of $328 and was determined utilizing the same assumptions as those used for the valuation of stock options. The fair value of the outstanding SARS will be revalued at each reporting date and related expense will be adjusted appropriately.

Restricted share and restricted share unit activity for the first half of fiscal 2009 is as follows:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2008	114,035	95,850	$26.13
Granted	92,091	3,300	31.45
Vested	(4,826)	(30,000)	27.83
Canceled	(7,515)	—	25.93

Non-vested at September 30, 2008	193,785	69,150	$27.87

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and are estimated to cliff vest over an approximately three-year period based upon the terms of the grants. The total intrinsic value of restricted shares and restricted share units that vested during the first half of fiscal 2009 and fiscal 2008 was $969 and $71, respectively, which is calculated as the number of restricted shares and restricted share units vested during the period multiplied by the weighted-average grant date fair value.

As of September 30, 2008, there was $11,983 of total unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. The cost is expected to be recognized over a weighted average period of 1.87 years.

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

Changes in our warranty liability during the first half of fiscal 2009 were as follows:

Balance, March 31, 2008	$7,825
Warranties issued during the period	6,080
Settlements made during the period	(5,807)

Balance, September 30, 2008	$8,098

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $18,807 and $16,829 as of September 30, 2008 and March 31, 2008, respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

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

STERIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended

September 30, 2008 and 2007

(dollars in thousands, except per share amounts)

At September 30, 2008, we held foreign currency contracts to buy 3.3 million euros, 4.0 million Canadian dollars, and 23.0 million Mexican pesos, and to sell 100.0 million Japanese yen. We provide additional information regarding foreign currency forward contracts in note 18 to our consolidated financial statements titled, “Subsequent Events.”

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2008:

	September 30, 2008	Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Forward contracts (1)	$8	$—	$8	$—
Investments (2)	732	732	—	—
Liabilities:
Forward contracts (1)	$730	$—	$730	$—
Deferred compensation plans (2)	746	746	—	—

(1)	The fair values of forward contracts are based on period-end spot rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2)	We provide a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their account balances (amounts deferred, together with earnings (losses)).

18. Subsequent Events

Subsequent to September 30, 2008, foreign currency contracts to buy 3.3 million euros, 4.0 million Canadian dollars, and 23.0 million Mexican pesos, and to sell 100.0 million Japanese yen matured. Subsequent to September 30, 2008, we entered into foreign currency contracts to buy 1.9 million euros and 56.0 million Mexican pesos.

On October 21, 2008, we announced that the Company’s Board of Directors had declared a quarterly cash dividend in the amount of $0.08 per common share, payable on December 9, 2008, to shareholders of record as of November 11, 2008.

Subsequent to September 30, 2008 and prior to November 1, 2008, we repurchased 595,277 of our common shares for an aggregate amount of $18,373, representing an average price of $30.86 per common share.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of September 30, 2008, and the related consolidated statements of income for the three-month and six-month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the six-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated May 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 7, 2008

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

As you read the MD&A, you should refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first half of fiscal 2009 and fiscal 2008. You should read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

In the following sections of MD&A, we may, at times, also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

•

Free cash flow - We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, plus proceeds from the sale of property, plant, equipment, and intangibles, which is also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, pay cash dividends, and reduce debt. The following table reconciles the calculations of our free cash flow for the six months ended September 30, 2008 and 2007:

(dollars in thousands)	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities	$68,691	$53,168
Purchases of property, plant, equipment, and intangibles, net	(20,872)	(21,591)
Proceeds from the sale of property, plant, equipment, and intangibles	9,506	31

Free cash flow	$57,325	$31,608

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

•

Service Revenues - We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of capital equipment, as well as revenues generated from contract sterilization offered through our Isomedix segment.

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

The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is impacted by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. In addition, each of our core industries is experiencing specific trends that may drive growth. Within the healthcare market, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where our Isomedix segment competes, a trend toward the outsourcing of sterilization services continues to drive growth.

However, recent financial market conditions may have an adverse economic effect and could negatively impact investment activity within the markets we serve and the ability of our Customers to obtain financing. Should that be the case, our business and the growth of our markets could be negatively impacted and our exposure to bad debt losses could increase.

Fiscal 2009 second quarter and first half revenues were $323.1 million and $634.7 million, respectively, representing increases of 9.5% and 10.2%, respectively, from the same prior year periods. Revenues in the second quarter and first half of fiscal 2009 reflect growth in all three reportable business segments.

Our gross margin percentages were 41.0% and 41.4% for the second quarter and first half of fiscal 2009, which was an increase of 30 basis points compared to the same prior year quarter and an increase of 50 basis points from the first half of fiscal 2008. Gross margins during both fiscal 2009 periods benefited from price increases and productivity improvements, which more than offset the impact of increases in raw materials, freight costs, and foreign currency fluctuations.

Free cash flow was $57.3 million in the first half of fiscal 2009 compared to $31.6 million in the prior year first half, reflecting an increase in cash earnings during fiscal 2009 and $9.5 million in proceeds received from the sale of a facility located in the Chicago, Illinois area to a privately held Customer. Our debt-to-capital ratio was 25.2% at September 30, 2008 as compared to 20.3% at March 31, 2008, reflecting increased borrowings, which were used and will be used for general corporate purposes, including repayment of debt, capital expenditures, acquisitions, dividends, and common share repurchases. During the first half of fiscal 2009, we paid for the repurchase of approximately 1.6 million common shares at an average purchase price per share of $30.51. During the first half of fiscal 2008, we paid for the repurchase of approximately 1.9 million common shares at an average purchase price per share of $28.50. We also declared and paid cash dividends totaling $0.14 per common share in the first half of fiscal 2009. In the first half of fiscal 2008, we declared and paid cash dividends totaling $0.11 per common share.

On July 24, 2008, we announced that the Company’s Board of Directors increased the quarterly cash dividend by 33% and declared a quarterly cash dividend in the amount of $0.08 per common share, which was paid on September 11, 2008, to shareholders of record as of August 14, 2008.

Additional information regarding the Company’s fiscal 2009 second quarter and first half financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

Restructuring. During the second quarter and first half of fiscal 2009, we did not incur any significant pre-tax restructuring expenses related to our previously announced restructuring plans and we settled certain termination benefits for less than originally expected. During the second quarter and first half of fiscal 2008, we recorded pre-tax expenses of $1.4 million and $3.3 million, including $0.7 million and $2.1 million classified as restructuring expenses, respectively, related to the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico. The expenses recorded in fiscal 2008 related to accelerated depreciation of assets, asset impairment costs, compensation and severance, and termination benefits.

Additional information regarding our restructuring actions is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2009, our revenues were favorably impacted by $1.9 million, or 0.6%, and income before taxes was favorably impacted by $0.6 million, or 1.3%, compared with the same period in fiscal 2008, as a result of foreign currency fluctuations. During the first half of fiscal 2009, our revenues were favorably impacted by $5.9 million, or 0.9%, and income before taxes was unfavorably impacted by $2.5 million, or 3.1%, as compared to the same prior year period, as a result of foreign currency movements relative to the U.S. dollar.

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2009 compared with the same fiscal 2008 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table contains information regarding our revenues for the second quarter and first half of fiscal 2009 and 2008:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
	2008	2007			2008 (1)	2007 (1)
Capital Revenues	$130,313	$114,036	$16,277	14.3%	40.3%	38.7%
Consumable Revenues	73,543	68,415	5,128	7.5%	22.8%	23.2%

Product Revenues	203,856	182,451	21,405	11.7%	63.1%	61.8%
Service Revenues	119,271	112,551	6,720	6.0%	36.9%	38.2%

Total Revenues	$323,127	$295,002	$28,125	9.5%	100.0%	100.0%

Service Revenues	$119,271	$112,551	$6,720	6.0%	36.9%	38.2%
Consumable Revenues	73,543	68,415	5,128	7.5%	22.8%	23.2%

Recurring Revenues	192,814	180,966	11,848	6.5%	59.7%	61.3%
Capital Revenues	130,313	114,036	16,277	14.3%	40.3%	38.7%

Total Revenues	$323,127	$295,002	$28,125	9.5%	100.0%	100.0%

United States	$245,139	$227,466	$17,673	7.8%	75.9%	77.1%
International	77,988	67,536	10,452	15.5%	24.1%	22.9%

Total Revenues	$323,127	$295,002	$28,125	9.5%	100.0%	100.0%

	Six Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
	2008	2007			2008 (1)	2007 (1)
Capital Revenues	$250,430	$216,885	$33,545	15.5%	39.5%	37.7%
Consumable Revenues	149,008	137,935	11,073	8.0%	23.5%	23.9%

Product Revenues	399,438	354,820	44,618	12.6%	62.9%	61.6%
Service Revenues	235,254	221,126	14,128	6.4%	37.1%	38.4%

Total Revenues	$634,692	$575,946	$58,746	10.2%	100.0%	100.0%

Service Revenues	$235,254	$221,126	$14,128	6.4%	37.1%	38.4%
Consumable Revenues	149,008	137,935	11,073	8.0%	23.5%	23.9%

Recurring Revenues	384,262	359,061	25,201	7.0%	60.5%	62.3%
Capital Revenues	250,430	216,885	33,545	15.5%	39.5%	37.7%

Total Revenues	$634,692	$575,946	$58,746	10.2%	100.0%	100.0%

United States	$486,358	$449,455	$36,903	8.2%	76.6%	78.0%
International	148,334	126,491	21,843	17.3%	23.4%	22.0%

Total Revenues	$634,692	$575,946	$58,746	10.2%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Quarter over Quarter Comparison

Revenues increased $28.1 million, or 9.5%, to $323.1 million for the quarter ended September 30, 2008, as compared to $295.0 million for the comparable prior year quarter. Capital equipment revenues increased 14.3%, driven by strong demand within the United States, particularly for new products, and growth internationally within the European and Asia Pacific markets. Recurring revenues increased 6.5%, with increases in consumable revenues and service revenues of 7.5% and 6.0%, respectively, primarily driven by growth within the United States.

International revenues increased $10.5 million, or 15.5%, to $78.0 million, for the quarter ended September 30, 2008, as compared to $67.5 million for the comparable prior year quarter. Capital equipment revenues grew within both the Healthcare and Life Sciences segments with increases of 18.7% and 28.2%, respectively. This increase was primarily driven by growth in the Asia Pacific market for our Healthcare segment and in the European market for both our Healthcare and Life Sciences segments. International revenues were also positively impacted by recurring revenue growth in all three reporting segments with increases of 6.7%, 16.5%, and 7.7%, in the Healthcare, Life Sciences, and Isomedix segments, respectively.

United States revenues increased $17.7 million, or 7.8%, to $245.1 million, for the quarter ended September 30, 2008, as compared to $227.5 million for the comparable prior year quarter. United States revenues were positively impacted by capital equipment growth in the Healthcare and Life Sciences segments of 12.2% and 6.8%, respectively. Recurring revenues also grew in all three reporting segments with increases of 7.3%, 0.3%, and 6.2% in the Healthcare, Life Sciences, and Isomedix segments, respectively.

First Half over First Half Comparison

Revenues increased $58.7 million, or 10.2%, to $634.7 million for the first half of fiscal 2009, as compared to $575.9 million during the first half of fiscal 2008. Capital equipment revenues increased 15.5%, primarily driven by continued strong demand within the United States. Recurring revenues increased 7.0%, reflecting growth in consumable revenues and service revenues, with increases of 8.0% and 6.4%, respectively, primarily driven by growth within the United States.

International revenues for the first half of fiscal 2009 amounted to $148.3 million, an increase of $21.8 million, or 17.3%, as compared to the first half of fiscal 2008. Fiscal 2009 year-to-date international revenues were positively impacted by strong capital equipment revenue growth within both the Healthcare and Life Sciences segments, with increases of 19.8% and 22.7%, respectively. International revenues were also positively impacted by recurring revenue growth in all three reporting segments, with increases of 14.6%, 13.8%, and 10.7% in the Healthcare, Life Sciences, and Isomedix segments, respectively.

United States revenues for the first half of fiscal 2009 amounted to $486.4 million, an increase of $36.9 million, or 8.2%, as compared to the first half of fiscal 2008. The fiscal 2009 year-to-date increase in United States revenues was primarily driven by our Healthcare segment, with a 16.0% increase in capital equipment revenues. United States recurring revenues were also positively impacted by recurring revenue growth in all three reporting segments, with increases of 7.1%, 1.0%, and 4.8% in the Healthcare, Life Sciences, and Isomedix segments, respectively.

Revenues are further discussed on a segment basis in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three and six months ended September 30, 2008 to the three and six months ended September 30, 2007:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2008	2007
Gross Profit:
Product	$82,933	$73,413	$9,520	13.0%
Service	49,430	46,795	2,635	5.6%

Total Gross Profit	$132,363	$120,208	$12,155	10.1%

Gross Profit Percentage:
Product	40.7%	40.2%
Service	41.4%	41.6%

Total Gross Profit Percentage	41.0%	40.7%

	Six Months Ended September 30,		Change	Percent Change
	2008	2007
Gross Profit:
Product	$165,648	$143,150	$22,498	15.7%
Service	97,216	92,658	4,558	4.9%

Total Gross Profit	$262,864	$235,808	$27,056	11.5%

Gross Profit Percentage:
Product	41.5%	40.3%
Service	41.3%	41.9%

Total Gross Profit Percentage	41.4%	40.9%

Our gross profit (margin) is affected by the volume, pricing, and mix of our products and services, as well as the costs associated with the products and services that are sold. Gross margin for the second quarter of fiscal 2009 amounted to 41.0%, representing an increase of 30 basis points as compared to the same prior year period. For the first half of fiscal 2009, gross margin amounted to 41.4%, representing an increase of 50 basis points as compared to the same prior year period. During both fiscal 2009 periods, we benefited from price increases and labor savings from the transfer of our manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico, which more than offset increases in raw materials, freight costs, and foreign currency fluctuations.

Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2008 to the three and six months ended September 30, 2007:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2008	2007
Operating Expenses:
Selling, General, and Administrative	$77,290	$84,531	$(7,241)	-8.6%
Research and Development	8,068	8,531	(463)	-5.4%
Restructuring Expense	37	698	(661)	-94.7%

Total Operating Expenses	$85,395	$93,760	$(8,365)	-8.9%

	Six Months Ended September 30,		Change	Percent Change
	2008	2007
Operating Expenses:
Selling, General, and Administrative	$164,638	$167,914	$(3,276)	-2.0%
Research and Development	16,347	17,790	(1,443)	-8.1%
Restructuring Expense	(129)	2,089	(2,218)	-106.2%

Total Operating Expenses	$180,856	$187,793	$(6,937)	-3.7%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A decreased 480 basis points to 23.9% for the second quarter of fiscal 2009 and decreased 330 basis points to 25.9% for the first half of fiscal 2009, as compared to the same prior year periods. The decrease in SG&A in both fiscal 2009 periods reflects improved operating expense leverage and the benefit of cost reduction initiatives implemented in the fourth quarter of fiscal 2008. Also included in the fiscal 2009 second quarter and first half SG&A is a $2.1 million gain on the sale of an Isomedix facility located in the Chicago, Illinois area to a privately held Customer.

As a percentage of total revenues, research and development expenses were 2.5% and 2.6% for the three- and six-month periods ended September 30, 2008, respectively, as compared to 2.9% and 3.1%, respectively, for the same prior year periods. For the three- and six-month periods ended September 30, 2008, research and development expenses decreased 5.4% and 8.1% to $8.1 million and $16.3 million, respectively, as compared to $8.5 million and $17.8 million, respectively, during the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological innovations. During the second quarter and first half of fiscal 2009, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of new chemistries and delivery systems for disinfection and sterilization, sterile processing combination technologies, surgical tables and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

Our operating expenses include restructuring expenses. We recognize restructuring expenses as incurred as required under the provisions of SFAS No. 146. In addition, we assess the property, plant and equipment associated with the related facilities for impairment under SFAS No. 144.

During the second quarter and first half of fiscal 2009, we did not incur any significant additional pre-tax expenses related to our previously announced restructuring plans, and we settled certain termination benefits for less than originally expected. During the second quarter and first half of fiscal 2008, we recorded pre-tax expenses of $1.4 million and $3.3 million, including $0.7 million and $2.1 million classified as restructuring expenses, respectively. The expenses recorded in fiscal 2008 were primarily for accelerated depreciation of assets, asset impairment costs, compensation and severance, and termination benefits related to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico, which was part of the Fiscal 2006 Restructuring Plan.

The total pre-tax restructuring expenses recorded during the second quarter and first half of fiscal 2009 and fiscal 2008 are summarized in the following tables:

Three Months Ended September 30, 2008	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$29	$—	$(29)	$—
Lease termination obligations	37	—	—	37

Total restructuring charges	$66	$—	$(29)	$37

Three Months Ended September 30, 2007	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$—	$(24)	$—	$(24)
Asset impairment and accelerated depreciation	—	—	729	729
Lease termination obligations	—	(11)	—	(11)
Other	—	—	4	4

Total restructuring charges	$—	$(35)	$733	$698

Six Months Ended September 30, 2008	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$(87)	$—	$(178)	$(265)
Lease termination obligations	37	99	—	136

Total restructuring charges	$(50)	$99	$(178)	$(129)

Six Months Ended September 30, 2007	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$—	$(23)	$332	$309
Asset impairment and accelerated depreciation	—	—	1,800	1,800
Lease termination obligations	—	(11)	(13)	(24)
Other	—	—	4	4

Total restructuring charges	$—	$(34)	$2,123	$2,089

The restructuring charges incurred during the second quarter and first half of fiscal 2009 are primarily related to the Healthcare and Isomedix reporting segments. The restructuring charges incurred during the second quarter and first half of fiscal 2008 are primarily associated with the Healthcare reporting segment.

Liabilities related to our restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize our liabilities related to these restructuring activities:

	Fiscal 2008 Restructuring Plan
	March 31, 2008	Fiscal 2009		September 30, 2008
		Provision	Payments/ Impairments
Severance and termination benefits	$4,244	$(87)	$(2,810)	$1,347
Asset impairments	492	—	—	492
Lease termination obligations	898	37	(37)	898
Other	609	—	—	609

Total	$6,243	$(50)	$(2,847)	$3,346

	European Restructuring Plan
	March 31, 2008	Fiscal 2009		September 30, 2008
		Provision	Payments
Lease termination obligation	$247	$99	$(346)	$—

Total	$247	$99	$(346)	$—

	Fiscal 2006 Restructuring Plan
	March 31, 2008	Fiscal 2009		September 30, 2008
		Provision	Payments
Severance and termination benefits	$879	$(178)	$(580)	$121

Total	$879	$(178)	$(580)	$121

Non-Operating Expenses, Net. Non-operating expenses (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our non-operating expenses (income), net for the three and six months ended September 30, 2008 to the three and six months ended September 30, 2007:

(dollars in thousands)	Three Months Ended September 30,		Change
	2008	2007
Non-Operating Expenses (Income):
Interest Expense	$2,518	$1,478	$1,040
Interest and Miscellaneous Income	(540)	(614)	74

Total Non-Operating Expenses, Net	$1,978	$864	$1,114

	Six Months Ended September 30,		Change
	2008	2007
Non-Operating Expenses (Income):
Interest Expense	$4,285	$2,713	$1,572
Interest and Miscellaneous Income	(922)	(1,076)	154

Total Non-Operating Expenses, Net	$3,363	$1,637	$1,726

Interest expense increased $1.0 million and $1.6 million during the second quarter and first half of fiscal 2009, respectively, as compared to the same prior year periods as a result of higher average debt levels during both fiscal 2009 periods. Interest and miscellaneous income decreased $0.1 million and $0.2 million for the second quarter and first half of fiscal 2009, respectively, as compared to same prior year periods.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and six months ended September 30, 2008 to the three and six months ended September 30, 2007:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2008	2007
Income Tax Expense	$16,196	$9,566	$6,630	69.3%
Effective Income Tax Rate	36.0%	37.4%

	Six Months Ended September 30,		Change	Percent Change
	2008	2007
Income Tax Expense	$24,351	$17,157	$7,194	41.9%
Effective Income Tax Rate	31.0%	37.0%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates from continuing operations for the three- and six-month periods ended September 30, 2008 were 36.0% and 31.0%, respectively, as compared to 37.4% and 37.0%, respectively, for the same prior year periods. The lower effective income tax rate for the second quarter and first half of fiscal 2009 resulted principally from discrete item adjustments due to the settlement of certain tax years under examination in the United States.

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

Business Segment Results of Operations. We operate and report in three business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. Our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008, provides additional information about each business segment. The following table compares business segment revenues for the three and six months ended September 30, 2008 to the three and six months ended September 30, 2007:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2008	2007
Revenues:
Healthcare	$227,836	$206,684	$21,152	10.2%
Life Sciences	57,151	52,323	4,828	9.2%
STERIS Isomedix Services	36,971	34,793	2,178	6.3%

Total reportable segments	321,958	293,800	28,158	9.6%
Corporate and other	1,169	1,202	(33)	-2.7%

Total Revenues	$323,127	$295,002	$28,125	9.5%

	Six Months Ended September 30,		Change	Percent Change
	2008	2007
Revenues:
Healthcare	$451,901	$402,375	$49,526	12.3%
Life Sciences	105,190	99,025	6,165	6.2%
STERIS Isomedix Services	73,834	70,265	3,569	5.1%

Total reportable segments	630,925	571,665	59,260	10.4%
Corporate and other	3,767	4,281	(514)	-12.0%

Total Revenues	$634,692	$575,946	$58,746	10.2%

Healthcare Segment

Healthcare segment revenues represented 70.5% of total revenues for the second quarter of fiscal 2009 compared with 70.1% for the same prior year period. Healthcare revenues increased $21.2 million, or 10.2%, to $227.8 million for the quarter ended September 30, 2008, compared with $206.7 million for the second quarter of fiscal 2008. The increase reflects growth across a range of product and service offerings, as well as geographies. A key driver of the increase in Healthcare revenues was strong growth in capital equipment revenues of 14.0%, primarily driven by increased demand within the United States, particularly for new products. Healthcare service and consumable revenues also grew, with increases of 7.4% and 6.9%, respectively. At September 30, 2008, the Healthcare segment’s backlog amounted to $124.1 million, increasing $10.3 million, or 9.0%, compared to the backlog of $113.9 million at June 30, 2008 and increasing $30.2 million, or 32.1%, compared to the backlog of $94.0 million at September 30, 2007.

Healthcare segment revenues represented 71.2% of total revenues for the first six months of fiscal 2009 compared with 69.9% for the same prior year period. Healthcare revenues increased $49.5 million, or 12.3%, to $451.9 million for the six months ended September 30, 2008, as compared to $402.4 million for the same prior year period. The increase is attributable to growth across a range of product and service offerings in all geographies, and in particular, for capital equipment within the United States, which grew 16.0%. Healthcare consumable and service revenues also grew, with increases of 8.4% and 8.8%, respectively, primarily within the United States and European markets.

Life Sciences Segment

Life Sciences segment revenues represented 17.7% of total revenues for the second quarter of fiscal 2009 and the second quarter of fiscal 2008. Life Sciences revenues increased $4.8 million, or 9.2%, to $57.2 million for the quarter ended September 30, 2008, as compared to $52.3 million for the second quarter of fiscal 2008. The increase in Life Sciences revenues was primarily driven by growth in capital equipment revenues of 16.9%. Capital equipment revenues were positively impacted by an increase in the European pharmaceutical market and a recovery in the North American research market, tempered by continued softness in the North American pharmaceutical market. Life Sciences consumable and service revenues also grew, with increases of 8.1% and 1.8%, respectively. At September 30, 2008, the Life Sciences segment’s backlog amounted to $48.7 million, a decrease of $1.1 million, or 2.1%, compared to the backlog of $49.8 million at June 30, 2008 and a decrease of $9.1 million, or 15.7%, compared to the backlog of $57.8 million at September 30, 2007.

Life Sciences segment revenues represented 16.6% of total revenues for the first six months of fiscal 2009, compared with 17.2% for the same prior year period. Life Sciences revenues increased $6.2 million, or 6.2%, to $105.2 million for the first half of fiscal 2009, as compared to $99.0 million for the same prior year period. The increase in Life Sciences revenues was primarily driven by a 9.6% increase in capital equipment revenues primarily associated with the European market, which grew 35.0%. Life Sciences consumable and service revenues also grew, with increases of 6.4% and 2.4%, respectively.

STERIS Isomedix Services Segment

STERIS Isomedix Services segment revenues represented 11.4% of total revenues for the second quarter of fiscal 2009, compared with 11.8% for the comparable prior year quarter. The segment’s revenues increased $2.2 million, or 6.3% to $37.0 million during the second quarter of fiscal 2009, as compared to $34.8 million during the comparable prior year quarter. The growth in Isomedix revenues resulted from increased demand from our core medical device Customers and modest increases in price.

STERIS Isomedix Services segment revenues represented 11.6% of total revenues for the first six months of fiscal 2009 compared with 12.2% for the comparable prior year period. The segment experienced revenue growth of $3.6 million, or 5.1%, to $73.8 million during the first half of fiscal 2009 as compared to $70.3 million for the same prior year period. The growth in Isomedix revenues resulted from increased demand from our core medical device Customers and modest increases in price.

The following table compares our business segment operating results for the three and six months ended September 30, 2008 to the three and six months ended September 30, 2007:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2008	2007
Operating Income:
Healthcare	$32,698	$21,598	$11,100	51.4%
Life Sciences	6,228	3,369	2,859	84.9%
STERIS Isomedix Services	10,211	7,081	3,130	44.2%

Total reportable segments	49,137	32,048	17,089	53.3%
Corporate and other	(2,169)	(5,600)	3,431	NM

Total Operating Income	$46,968	$26,448	$20,520	77.6%

	Six Months Ended September 30,		Change	Percent Change
	2008	2007
Operating Income (Loss):
Healthcare	$61,928	$39,530	$22,398	56.7%
Life Sciences	7,275	3,638	3,637	100.0%
STERIS Isomedix Services	18,398	14,802	3,596	24.3%

Total reportable segments	87,601	57,970	29,631	51.1%
Corporate and other	(5,593)	(9,955)	4,362	NM

Total Operating Income	$82,008	$48,015	$33,993	70.8%

NM - Not meaningful

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

Healthcare Segment

The Healthcare segment’s operating income increased $11.1 million and $22.4 million for the second quarter and first six months of fiscal 2009, respectively, as compared to the same prior year periods. The segment’s operating margins were 14.4% and 13.7% for the second quarter and first half of fiscal 2009, respectively, representing increases of 400 basis points and 390 basis points, respectively, as compared to prior year periods. The Healthcare segment benefited from improved pricing and improved operating expense leverage, including productivity improvements and labor savings gained from the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico, which more than offset increases in raw material costs as compared to the same prior year periods. Also included in the segment’s fiscal 2008 second quarter and first half operating income are pre-tax expenses of $1.4 million and $3.3 million, including $0.7 million and $2.1 million classified as restructuring expenses, respectively, associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico.

Life Sciences Segment

The Life Sciences segment’s operating income increased $2.9 million and $3.6 million for the second quarter and first six months of fiscal 2009, respectively, as compared to the same prior year periods. The segment’s operating margins were 10.9% and 6.9% for the second quarter and first half of fiscal 2009, representing increases of 450 basis points and 320 basis points, respectively, over the comparable prior year periods. The improvement in operating performance was driven by increased revenue throughput and greater operating expense leverage as compared to the same prior year periods.

STERIS Isomedix Services Segment

The STERIS Isomedix Services segment’s operating income increased $3.1 million and $3.6 million for the second quarter and first six months of fiscal 2009, respectively, as compared to the same prior year periods. The segment’s operating margins were 27.6% and 24.9% for the second quarter and first half of fiscal 2009, representing increases of 720 basis points and 380 basis points, respectively, over the comparable prior year periods. The segment’s margins reflect increased volumes on a relatively fixed cost base. Also included in the segment’s fiscal 2009 second quarter and first half operating income is a $2.1 million gain on the sale of a facility located in the Chicago, Illinois area to a privately held Customer.

Liquidity and Capital Resources. The following table summarizes significant components of our cash flows for the six months ended September 30, 2008 and 2007:

Cash Flows

(dollars in thousands)	Six Months Ended September 30,
	2008	2007
Operating activities:
Net income	$54,294	$29,221
Non-cash items	34,607	33,791
Changes in operating assets and liabilities, excluding the effects of business acquisitions	(20,210)	(9,844)

Net cash provided by operating activities	$68,691	$53,168

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(20,872)	$(21,591)
Proceeds from the sale of property, plant, equipment, and intangibles	9,506	31

Net cash used in investing activities	$(11,366)	$(21,560)

Financing activities:
Proceeds from the issuance of long-term obligations	$150,000	$—
(Payments) proceeds under credit facilities, net	(79,180)	24,090
Deferred financing fees and debt issuance costs	(476)	(443)
Repurchases of common shares	(50,210)	(54,476)
Cash dividends paid to common shareholders	(8,275)	(7,112)
Stock option and other equity transactions, net	41,688	13,008

Net cash provided by (used in) financing activities	$53,547	$(24,933)

Effect of exchange rate changes on cash and cash equivalents	(2,521)	2,592

Increase in cash and cash equivalents	$108,351	$9,267

Debt-to-capital ratio	25.2%	14.0%
Free cash flow	$57,325	$31,608

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $68.7 million for the first six months of fiscal 2009 compared with $53.2 million for the first six months of fiscal 2008. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items - Our non-cash items include depreciation, depletion, and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Non-cash items were $34.6 million for the first six months of fiscal 2009 compared with $33.8 million for the first six months of fiscal 2008. Significant changes in these items for the first half of fiscal 2009 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization - Depreciation, depletion, and amortization is the most significant component of non-cash items. This expense totaled $29.6 million and $31.5 million for the first six months of fiscal 2009 and 2008, respectively. Fiscal 2008 depreciation expense includes accelerated depreciation related to certain assets included in the Fiscal 2006 Restructuring Plan.

•

Share-based compensation expense - We recorded non-cash share-based compensation expense of $3.8 million and $4.2 million for the first six months of fiscal 2009 and fiscal 2008, respectively. The decline of $0.4 million reflects a decline in the number of options granted and subject to amortization in the current fiscal year.

•

Deferred income taxes - Our deferred income tax benefits decreased $3.8 million for the first half of fiscal 2009, compared with an increase of $2.6 million for the first half of fiscal 2008 due to the timing and recognition of settlements.

•

Working Capital - Excluding the impact of foreign currency translation adjustments, changes to our working capital totaled a negative $20.2 million and a negative $9.8 million during the first six months of fiscal 2009 and fiscal 2008, respectively. Significant changes in our working capital for the first half of fiscal 2009 as compared to the first half of fiscal 2008 are summarized below:

•

Accounts receivable, net - Our net accounts receivable balances decreased $34.2 million during the first six months of fiscal 2009 as compared to a decrease of $43.7 million for the same prior year period. Accounts receivable days sales outstanding decreased to 58 days at September 30, 2008, from 72 days at March 31, 2008 and from 63 days at September 30, 2007. Our accounts receivable balances may change from period to period due to the timing of revenues and customer payments.

•

Inventories, net - Our net inventory balances increased $19.3 million during the first six months of fiscal 2009 as compared to an increase of $20.8 million for the same prior year period. Inventory balances in fiscal 2009 reflect higher levels of inventory related to increased raw material costs, new product inventory, and higher production volume levels.

•

Other current assets - Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Other current assets decreased $13.5 million and increased $0.6 million during the first six months of fiscal 2009 and fiscal 2008, respectively. The decrease during the first half of fiscal 2009 was primarily driven by the application of taxes previously on deposit with the IRS toward the settlement of certain tax years under examination. Approximately $1.8 million remains on deposit with the IRS, pending the resolution of the fiscal 2006 and fiscal 2007 audit cycle, which began in fiscal 2009.

•

Accounts payable, net - Our net accounts payable balances decreased $8.5 million during the first six months of fiscal 2009 as compared to a decrease of $15.8 million for the same prior year period. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net - Our net accruals and other liabilities balances decreased $40.1 million and $16.4 million during the first six months of fiscal 2009 and fiscal 2008, respectively. The decrease in the first half of fiscal 2009 primarily reflects payments made in the first quarter of fiscal 2009 against amounts accrued in fiscal 2008 for incentive compensation and severance, and the payment of income taxes previously accrued. Cash flows related to our accruals and other liabilities balances will change from period to period due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities. The net cash we used in investing activities totaled $11.4 million for the first six months of fiscal 2009 compared with $21.6 million for the first six months of fiscal 2008. The following discussion summarizes the significant changes in our investing cash flows for the first half of fiscal 2009 as compared to the first half of fiscal 2008:

•	Purchases of property, plant, equipment, and intangibles, net - Capital expenditures were $20.9 million for the first half of fiscal 2009 compared with $21.6 million during the same prior year period.

•

Proceeds from the sale of property, plant, equipment, and intangibles - During the first six months of fiscal 2009, we recorded proceeds of $9.5 million, related to the sale of an Isomedix facility located in the Chicago, Illinois area to a privately-held Customer.

Net Cash Provided By (Used In) Financing Activities. The net cash provided by our financing activities totaled $53.5 million for the first six months of fiscal 2009 compared with net cash used by our financing activities of $24.9 million for the first six months of fiscal 2008. The following discussion summarizes the significant changes in our financing cash flows for the first half of fiscal 2009 as compared to the first half of fiscal 2008:

•

Proceeds from the issuance of long-term obligations - During the second quarter of fiscal 2009, we issued $150.0 million of senior notes in an offering that was exempt from the registration requirements of the Securities Act of 1933. These senior notes are discussed further in note 6 to our consolidated financial statements titled, “Debt,” and in the subsection of the MD&A titled, “Sources of Credit and Contractual and Commercial Commitments.”

•

Net proceeds under credit facilities - We repaid $79.2 million and borrowed $24.1 million under our revolving credit facilities during the first six months of fiscal 2009 and fiscal 2008, respectively. Proceeds from the senior notes issued during the second quarter of fiscal 2009 were used in part to repay amounts outstanding under our revolving credit facility. The senior notes allowed us to lock-in favorable long-term rates. Amounts borrowed are generally used to fund common share repurchases and working capital changes, and for other corporate purposes.

•

Deferred financing fees - During the second quarter of fiscal 2009, we paid fees of $0.5 million related to the issuance of the new senior notes and amendment of the existing senior notes. In fiscal 2008, we paid fees of $0.4 million related to the amendment and restatement of our revolving credit facility. These amounts are being amortized over the respective terms of the underlying agreements.

•

Repurchases of common shares - The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first half of fiscal 2009, we paid for the repurchase of 1,645,900 of our common shares at an average purchase price of $30.51 per common share. During the first half of fiscal 2008, we paid for the repurchase of 1,911,631 of our common shares at an average purchase price of $28.50 per common share.

•

Cash dividends paid to common shareholders - During the first six months of fiscal 2009 and fiscal 2008, we paid cash dividends totaling $0.14 and $0.11 per outstanding common share, respectively. Total cash dividends paid during the first half of fiscal 2009 and fiscal 2008 amounted to $8.3 million and $7.1 million, respectively.

•

Stock option and other equity transactions, net - We receive cash for issuing common shares under our various employee stock option programs. During the first six months of fiscal 2009 and 2008, we received cash proceeds totaling $33.0 million and $10.6 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $57.3 million in the first half of fiscal 2009 compared to $31.6 million in the prior year first half, reflecting an increase in cash earnings in fiscal 2009. Our debt-to-capital ratio was 25.2% at September 30, 2008 and 20.3% at March 31, 2008.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008. Our commercial commitments were approximately $29.4 million at September 30, 2008 reflecting a net increase of $2.6 million in surety bonds and other commercial commitments from March 31, 2008. Except as described, our contractual commitments have not changed materially from March 31, 2008. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2008. At September 30, 2008, the maximum amount available for borrowing under this Facility was $380.5 million. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding amounts (none) and letters of credit issued ($19.5 million) under a sub-limit within the Facility.

On August 15, 2008, we issued $150.0 million of senior notes in a private placement (the “August 2008 Private Placement”) to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. We have used or will use the proceeds for general corporate purposes, including repayment of debt, capital expenditures, acquisitions, dividends, and common share repurchases. Of the $150.0 million notes, $30.0 million have a maturity of 5 years at an annual interest rate of 5.63%, another $85.0 million have a maturity of 10 years at an annual interest rate of 6.33%, and the remaining $35.0 million have a maturity of 12 years at an annual interest rate of 6.43%.

Also on August 15, 2008, we signed an amendment to various note purchase agreements, each dated December 17, 2003, that we previously entered into for the issuance of $100.0 million of senior notes in a private placement (the “December 2003 Private Placement”). This amendment, which was signed by a majority in aggregate principal amount of the holders of the December 2003 Private Placement notes, modified the respective note purchase agreements primarily as they pertained to liens, electronic delivery of financial information and notices, and certain provisions regarding an intercreditor agreement.

Cash Requirements. Currently, we intend to use our existing cash and cash equivalent balances, cash generated from operations, and our existing credit facilities for short-term and long-term capital expenditures and our other liquidity needs. We believe that these amounts will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, our capital requirements will depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, and changes in our operating expenses. To the extent that our existing sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or selling equity securities. We cannot assure you that we will be able to obtain additional funds on terms favorable to us, or at all.

Critical Accounting Policies, Estimates, and Assumptions. Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2008.

Contingencies. We are involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the ordinary course of our business. In accordance with SFAS No. 5, we record a liability for such contingencies to the extent that we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of claims, litigation, and other proceedings is unpredictable and actual results could be materially different from our estimates. We record anticipated recoveries under applicable insurance contracts when assured of recovery. Refer to Part II, Item 1, “Legal Proceedings” for additional information.

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. In the fourth quarter of fiscal 2008, we reached a settlement with the IRS on all material tax matters for fiscal 1999 through fiscal 2001. In the first quarter of fiscal 2009, we reached a settlement with the IRS for all material tax matters for fiscal 2002 through fiscal 2005. In addition, the IRS began its audit of fiscal 2006 and fiscal 2007 in fiscal 2009. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.

As a result of current market and economic instability, the values of the assets held by our two defined benefit pension plans have declined since March 31, 2008. Although the specific impact of these declines has not been determined at this time, these developments may negatively impact the funded status of the plans and result in an increase in required contributions.

Additional information regarding our commitments and contingencies is included in note 10 to our consolidated financial statements titled, “Contingencies.”

International Operations. Since we conduct operations outside the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2009, our revenues were favorably impacted by $1.9 million, or 0.6%, and income before taxes was favorably impacted by $0.6 million, or 1.3%, when compared to the same period in fiscal 2008, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2009, our revenues were favorably impacted by $5.9 million, or 0.9%, and income before taxes was unfavorably impacted by $2.5 million, or 3.1%, when compared to the same period in fiscal 2008, as a result of foreign currency movements relative to the U.S. dollar. We took steps in fiscal 2008 to reduce this foreign currency volatility by converting foreign currency denominated inter-company loans to equity for certain foreign legal entities. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Forward-Looking Statements. This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to us or our industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “potential,” “confidence,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to be materially different from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside of our control. No assurances can be provided as to any outcome from litigation, regulatory actions, administrative proceedings, government investigations, warning letters, cost reductions, business strategies, level of share repurchases, earnings and revenue trends, expense reduction, or other future financial results. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or that our business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, regulatory actions, including without limitation, the investigation regarding the STERIS SYSTEM 1 ® sterile processing system, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect our performance, results, or value, (d) the potential of international unrest or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit, pension, or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services, (f) the possibility that anticipated growth, alignment, cost savings, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental or other issues or risks associated with our business, industry, or other issues, activities, or initiatives may adversely impact our performance, results, or value, (g) the effect of the credit crisis on our ability, as well as the ability of our Customers and suppliers, to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008, under Item 1A, “Risk Factors”, and under Item 1A, “Risk Factors,” of this Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in this Quarterly Report on Form 10-Q in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the subsection titled, “Liquidity and Capital Resources.” Additional information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008. Our exposures to market risks have not changed materially since March 31, 2008.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 16, 2008, we received a warning letter (the “warning letter”) from the FDA regarding our STERIS SYSTEM 1 sterile processor and the STERIS™ 20 sterilant used with the processor (referred to collectively in the FDA letter and in this Item 1 as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the warning letter included the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter referenced a number of changes to the device that, according to the FDA, require a new premarket notification submission, and asserted that our failure to make such a submission resulted in violations of applicable law. The warning letter also requested documentation and explanation regarding various corrective actions related to the device prior to 2003, and whether those actions should be considered corrections or removals requiring notice under applicable FDA regulations. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter are not correct.

On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission is required. The agency did not address the removal and correction reporting issues and invited a meeting with STERIS to discuss the warning letter, based on our earlier request. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA’s preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company’s response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new 510(k) submission. If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1 sterile processing system and the STERIS 20 sterilant, a significant product to us, could possibly result in judgments requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. We intend to meet with the FDA to discuss our position and to seek resolution of any issues regarding the warning letter.

The STERIS SYSTEM 1 sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used by approximately 5,000 users in excess of 30,000 times per day in the aggregate and that over 250 million medical instruments have been processed using the STERIS SYSTEM 1 sterile processing system. For additional information regarding this matter, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC on May 30, 2008: “Business – Information with respect to our Business in General – Recent Events – Government Regulations”, “Risk Factors – We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition or value”, and Item 1A of this Form 10-Q, “Risk Factors – We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters.”

We believe we have adequately reserved for our current litigation and that the ultimate outcome of pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, claims, proceedings, investigations, including the previously discussed investigation, or their effect. We presently maintain product liability insurance coverage, and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us. Additional information regarding our contingencies is included in Item 2 titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and in note 10 to our consolidated financial statements titled, “Contingencies,” contained in this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

We believe there have been no material changes in the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the SEC on May 30, 2008, that may materially affect our business, results of operations, or financial condition, except as follows:

The current economic crisis may adversely affect us.

Adverse economic cycles or conditions could affect the Company’s results of operations. There can be no assurances when these cycles or conditions will occur or when they will improve after they occur. Conditions such as the recent turmoil in the financial markets may have an adverse effect on U.S. and global economies, which could negatively impact access to capital markets and investment activity within key geographic and market segments served.

Credit and liquidity problems caused by the foregoing conditions may make it difficult for some businesses to access credit markets and obtain financing. If our Customers have difficulty financing their purchases due to credit market disruptions, our business could be adversely affected. Our exposure to bad debt losses could also increase if Customers are unable to pay for products previously ordered and delivered.

In addition, as a result of the current economic instability, the investment portfolio for our two defined benefit pension plans has experienced volatility and a decline in fair value since March 31, 2008. Because the values of these pension plan investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the plans and future minimum required contributions, if any, could have a material adverse effect on our liquidity, financial conditions and result of operations, but such impact cannot be determined at this time.

We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters.

We refer to the corresponding Risk Factor set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The Risk Factor refers to the warning letter we received from the FDA on May 16, 2008 regarding our STERIS SYSTEM 1® sterile processing system. In summary, that letter outlines the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture or intended use of the system, beyond the FDA’s 1988 clearance of the device, such that the FDA asserts a new premarket notification submission is required. We responded to the warning letter. In November 2008, we received correspondence from the FDA indicating that the FDA disagreed, on a preliminary basis, with our response and that the FDA wanted to meet with us prior to finalizing its position and to outline next steps to resolve any differences between the Company and the FDA. These or other proceedings involving our STERIS SYSTEM 1 sterile processing system and the STERIS 20 sterilant, a significant product to us, could possibly result in judgments requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. (For more information regarding this warning letter, see “Legal Proceedings” above.)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2009, we repurchased 500,000 of our common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. This common share repurchase authorization does not have a stated maturity date. As of September 30, 2008, $234.1 million in common shares remained available for repurchase under this common share repurchase authorization. The following table summarizes the common shares repurchased during the second quarter of fiscal 2009 under our common share repurchase program:

	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1-31 (1)	—	$—	—	$252,745
August 1-31	100,000	$36.92	100,000	$249,053
September 1-30	400,000	$37.33	400,000	$234,120

Total	500,000	$37.25	500,000	$234,120

(1)	Does not include 114,302 common shares received in payment of the option exercise price for certain Company stock options exercises.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company voted on the following items at the Annual Meeting of Shareholders held on July 24, 2008:

(a) All of the persons named below were elected as Directors of the Company for a term expiring at the Annual Meeting of Shareholders in 2009. Votes cast for and withheld from each of such persons were as follows:

	FOR	WITHHELD
Richard C. Breeden	51,641,061	2,081,342
Cynthia L. Feldmann	52,529,505	1,192,898
Robert H. Fields	51,915,546	1,806,857
Jacqueline B. Kosecoff	52,540,289	1,182,114
Raymond A. Lancaster	51,521,132	2,201,271
Kevin M. McMullen	52,525,840	1,196,563
J. B. Richey	51,540,587	2,181,816
Walter M Rosebrough, Jr.	51,640,235	2,082,168
Mohsen M. Sohi	52,387,691	1,334,712
John P. Wareham	52,525,875	1,196,528
Loyal W. Wilson	51,538,407	2,183,996
Michael B. Wood	52,542,474	1,179,929

(b) Votes regarding the proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2009 were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
53,345,550	329,724	47,130	—

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	First Amendment Dated as of August 15, 2008 to Note Purchase Agreements Dated as of December 17, 2003 between STERIS Corporation and certain institutional investors.

10.2	Form of Note Purchase Agreements Dated as of August 15, 2008 between STERIS Corporation and certain institutional investors.

10.3	Subsidiary Guaranty Dated as of August 15, 2008 by certain subsidiaries of STERIS Corporation.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer November 10, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	First Amendment Dated as of August 15, 2008 to Note Purchase Agreements Dated as of December 17, 2003 between STERIS Corporation and certain institutional investors.

10.2	Form of Note Purchase Agreements Dated as of August 15, 2008 between STERIS Corporation and certain institutional investors.

10.3	Subsidiary Guaranty Dated as of August 15, 2008 by certain subsidiaries of STERIS Corporation.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.