Form 10-Q
period 2008-12-31
STERIS CORP
filed 2009-02-06
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

The number of common shares outstanding as of January 31, 2009: 58,436,157

STERIS Corporation and Subsidiaries

Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2008	March 31, 2008

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,050	$51,868
Accounts receivable (net of allowances of $9,967 and $9,396, respectively)	215,883	249,814
Inventories, net	148,116	147,210
Current portion of deferred income taxes, net	20,291	29,033
Prepaid expenses and other current assets	23,786	35,451

Total current assets	514,126	513,376

Property, plant, and equipment, net	361,263	384,642
Goodwill and intangibles, net	311,792	337,980
Other assets	7,730	3,294

Total assets	$1,194,911	$1,239,292

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term indebtedness	$300	$700
Accounts payable	59,003	75,532
Accrued income taxes	—	23,039
Accrued payroll and other related liabilities	47,850	59,243
Accrued expenses and other	75,961	71,845

Total current liabilities	183,114	230,359

Long-term indebtedness	210,000	179,280
Deferred income taxes, net	22,153	5,902
Other liabilities	64,789	117,599

Total liabilities	480,056	533,140

Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 58,429 and 59,263 shares outstanding, respectively	228,736	231,566
Common shares held in treasury, 11,611 and 10,777 shares, respectively	(309,866)	(279,841)
Retained earnings	791,219	721,331
Accumulated other comprehensive income	4,766	33,096

Total shareholders’ equity	714,855	706,152

Total liabilities and shareholders’ equity	$1,194,911	$1,239,292

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenues:
Product	$203,308	$201,743	$602,746	$556,563
Service	116,159	112,231	351,413	333,357

Total revenues	319,467	313,974	954,159	889,920

Cost of revenues:
Product	127,111	120,708	360,901	332,378
Service	68,289	66,664	206,327	195,132

Total cost of revenues	195,400	187,372	567,228	527,510

Gross profit	124,067	126,602	386,931	362,410

Operating expenses:
Selling, general, and administrative	67,272	82,015	231,910	249,929
Research and development	8,122	10,173	24,469	27,963
Restructuring expenses	2,855	952	2,726	3,041

Total operating expenses	78,249	93,140	259,105	280,933

Income from continuing operations	45,818	33,462	127,826	81,477

Non-operating expenses (income):
Interest expense	3,214	1,516	7,499	4,229
Interest and miscellaneous income	(366)	(581)	(1,288)	(1,657)

Total non-operating expenses, net	2,848	935	6,211	2,572
Income from continuing operations before income tax expense	42,970	32,527	121,615	78,905
Income tax expense	14,395	10,751	38,746	27,908

Net income	$28,575	$21,776	$82,869	$50,997

Net income per common share:
Basic	$0.49	$0.35	$1.41	$0.80

Diluted	$0.48	$0.34	$1.39	$0.79

Cash dividends declared per common share outstanding	$0.08	$0.06	$0.22	$0.17

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Operating activities:
Net income	$82,869	$50,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	43,876	47,499
Deferred income taxes	10,868	(17,261)
Share based compensation	5,653	6,465
(Gain) loss on the sale of property, plant, equipment, and intangibles, net	(1,445)	966
Other items	(8,346)	(769)
Changes in operating assets and liabilities, excluding the effects of business acquisitions:
Accounts receivable, net	25,735	55,438
Inventories, net	(12,759)	(25,819)
Other current assets	10,663	1,383
Accounts payable	(13,333)	(15,191)
Accruals and other, net	(35,457)	(8,763)

Net cash provided by operating activities	108,324	94,945

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(29,704)	(39,142)
Proceeds from the sale of property, plant, equipment, and intangibles	10,981	4,740
Equity investment in joint venture	(4,150)	—

Net cash used in investing activities	(22,873)	(34,402)

Financing activities:
Proceeds from the issuance of long-term obligations	150,000	—
(Payments) proceeds under credit facilities, net	(79,180)	31,925
Payments on long-term obligations	(40,500)	(500)
Deferred financing fees and debt issuance costs	(476)	(443)
Repurchases of common shares	(80,466)	(94,758)
Cash dividends paid to common shareholders	(12,981)	(10,910)
Stock option and other equity transactions, net	33,254	11,540
Tax benefit from stock options exercised	8,766	2,591

Net cash used in financing activities	(21,583)	(60,555)
Effect of exchange rate changes on cash and cash equivalents	(9,686)	3,104

Increase in cash and cash equivalents	54,182	3,092
Cash and cash equivalents at beginning of period	51,868	52,296

Cash and cash equivalents at end of period	$106,050	$55,388

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended

December 31, 2008 and 2007

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

Interim Financial Statements

We prepared the accompanying unaudited consolidated financial statements of the Company according to accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. This means that they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our unaudited interim consolidated financial statements contain all material adjustments (including normal recurring accruals and adjustments) management believes are necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented.

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine months ended December 31, 2008 are not necessarily indicative of results that may be expected for the full fiscal year ending March 31, 2009.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

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

December 31, 2008 and 2007

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

2. Restructuring

The following summarizes our restructuring plans announced in fiscal years 2009, 2008, 2007, and 2006. We recognize restructuring expenses as incurred as required under the provisions of Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” We recognize expenses for postemployment benefits associated with the affected employees when probable and estimable as required under the provisions of Statement of Financial Accounting Standards No. 112 (“SFAS No. 112”), “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43.” In addition, we assess the property, plant and equipment associated with the related facilities for impairment under the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily relate to an adjustment in the carrying value of the related facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were re-evaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets. Additional information regarding our respective restructuring plans is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

Fiscal 2009 Restructuring Plan

During the third quarter of fiscal 2009, we adopted a restructuring plan intended to enhance our profitability and improve efficiency primarily by reducing ongoing international operating costs (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We will also close our sales offices in Japan. These actions are expected to directly impact approximately 100 employees worldwide. In the three months ended December 31, 2008, we recorded $13,687 in pre-tax expenses related to these actions, of which $3,765 was recorded as

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

restructuring expenses and $9,922 was recorded in cost of revenues, with expenses of $11,291 and $2,396 related to the Healthcare and Life Sciences reporting segments, respectively. The expenses recorded primarily consist of severance and related benefits, product rationalization costs, and asset impairment costs. During the fourth quarter of fiscal 2009 and the first six months of fiscal 2010 we expect to incur approximately an additional $2,000 in restructuring expenses related to the Fiscal 2009 Restructuring Plan primarily consisting of severance and related benefits and lease termination costs.

Fiscal 2008 Restructuring Plan

During the fourth quarter of fiscal 2008, we announced an expense reduction initiative which was primarily focused on our North American operations, and was intended to enhance our profitability and improve efficiency by reducing ongoing operating costs (the “Fiscal 2008 Restructuring Plan”).

The Fiscal 2008 Restructuring Plan included the closure of two sales offices, rationalization of certain products, and workforce reductions in certain support functions. In the third quarter of fiscal 2009, we reversed our decision with respect to one of the sales offices, since a satisfactory exit from our warranty and service obligations could not be achieved. As a result, we have reversed restructuring expenses recorded in the fourth quarter of fiscal 2008 totaling approximately $1,000.

We did not incur any additional significant restructuring expenses related to the Fiscal 2008 Restructuring Plan in the three and nine months ended December 31, 2008, and we settled certain termination benefits and other costs for less than originally expected.

Since the inception of the Fiscal 2008 Restructuring Plan, we have incurred pre-tax restructuring expenses totaling $14,448 related to these actions, of which $10,789 was recorded as restructuring expenses and $3,659 was recorded in cost of revenues, with expenses of $11,789, $1,479, $429, and $751 related to the Healthcare, Life Sciences, and Isomedix reporting segments, and Corporate and other, respectively. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan.

European Restructuring Plan

During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). In the first quarter of fiscal 2009, we settled the remaining obligations associated with this plan, incurring $99 in pre-tax restructuring expenses related to a lease termination obligation. Since the inception of the European Restructuring Plan, we have incurred pre-tax restructuring expenses totaling $1,887 primarily related to severance and termination benefits, with restructuring expenses of $1,353 and $534 related to the Healthcare and Life Sciences reporting segments, respectively.

Fiscal 2006 Restructuring Plan

During fiscal 2006, we announced the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions (the “Fiscal 2006 Restructuring Plan”), which were intended to improve our cost structure. We did not incur any restructuring expenses related to the Fiscal 2006 Restructuring Plan during the three and nine months ended December 31, 2008, and settled certain severance payment obligations for less than originally expected. During the three and nine months ended December 31, 2007, we recorded $952 and $3,076, respectively, in pre-tax restructuring expenses related to this plan, primarily

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

for the transfer of manufacturing operations to Monterrey, Mexico, which were associated with our Healthcare business segment.

Since the inception of the Fiscal 2006 Restructuring Plan, we have incurred restructuring expenses of $33,637, with restructuring expenses of $33,223 and $414 related to the Healthcare and Life Sciences segments, respectively, primarily related to the transfer of manufacturing operations to Monterrey, Mexico.

The following tables summarize our total pre-tax expenses for the third quarter and first nine months of fiscal 2009 and fiscal 2008:

Three Months Ended December 31, 2008	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$3,362	$(107)	$—	$—	$3,255
Asset impairment and accelerated depreciation	1,112	(83)	—	—	1,029
Product rationalization	9,100	(528)	—	—	8,572
Lease termination obligations	—	(17)	—	—	(17)
Other	113	(609)	—	—	(496)

Total restructuring charges	$13,687	$(1,344)	$—	$—	$12,343

Three Months Ended December 31, 2007	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$—	$—	$—	$(163)	$(163)
Asset impairment and accelerated depreciation	—	—	—	822	822
Other	—	—	—	293	293

Total restructuring charges	$—	$—	$—	$952	$952

Nine Months Ended December 31, 2008	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$3,362	$(191)	$—	$(178)	$2,993
Asset impairment and accelerated depreciation	1,112	(83)	—	—	1,029
Product rationalization	9,100	(523)	—	—	8,577
Lease termination obligations	—	20	99	—	119
Other	113	(609)	—	—	(496)

Total restructuring charges	$13,687	$(1,386)	$99	$(178)	$12,222

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

Nine Months Ended December 31, 2007	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$—	$—	$(24)	$168	$144
Asset impairment and accelerated depreciation	—	—	—	2,622	2,622
Lease termination obligations	—	—	(11)	(13)	(24)
Other	—	—	—	299	299

Total restructuring charges	$—	$—	$(35)	$3,076	$3,041

Liabilities related to our restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2009 Restructuring Plan
	March 31, 2008	Fiscal 2009		December 31, 2008
		Provision	Payments/ Impairments

Severance and termination benefits	$—	$3,362	$(481)	$2,881
Asset impairments	—	1,112	(1,112)	—
Product rationalization	—	9,100	(7,699)	1,401
Other	—	113	(48)	65

Total	$—	$13,687	$(9,340)	$4,347

	Fiscal 2008 Restructuring Plan
	March 31, 2008	Fiscal 2009		December 31, 2008
		Provision (a)	Payments/ Impairments

Severance and termination benefits	$4,244	$(191)	$(3,117)	$936
Asset impairments	492	(83)	—	409
Lease termination obligations	898	20	(37)	881
Other	609	(609)	—	—

Total	$6,243	$(863)	$(3,154)	$2,226

(a)	Does not include a negative $523 in product rationalization costs that were charged against inventory.

	European Restructuring Plan
	March 31, 2008	Fiscal 2009		December 31, 2008
		Provision	Payments
Lease termination obligation	$247	$99	$(346)	$—

Total	$247	$99	$(346)	$—

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

	Fiscal 2006 Restructuring Plan
	March 31, 2008	Fiscal 2009		December 31, 2008
		Provision	Payments
Severance and termination benefits	$879	$(178)	$(636)	$65

Total	$879	$(178)	$(636)	$65

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net income	$28,575	$21,776	$82,869	$50,997
Foreign currency translation adjustments	(31,600)	4,060	(55,970)	21,250
Reduction in the unrecognized postretirement benefit plan obligation, net of taxes	6,458	—	28,652	—
Amortization of pension and postretirement benefit plans costs, net of taxes	(494)	322	(739)	967
Unrealized losses on investments	—	(77)	(273)	(81)

Total comprehensive income	$2,939	$26,081	$54,539	$73,133

The reduction in the unrecognized postretirement benefit plan obligation, net of taxes, is a result of modifying our United States postretirement welfare benefits plan during the second quarter of fiscal 2009. We provide additional information regarding the amendment and restatement of our United States postretirement welfare benefits plan in note 9 to our consolidated financial statements titled, “Benefit Plans.”

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	December 31, 2008	March 31, 2008
Land and land improvements (1)	$26,293	$26,696
Buildings and leasehold improvements	179,801	184,921
Machinery and equipment	268,862	271,646
Information systems	91,690	126,741
Radioisotope	158,072	148,738
Construction in progress (1)	34,160	38,065

Total property, plant, and equipment	758,878	796,807
Less: accumulated depreciation and depletion	(397,615)	(412,165)

Property, plant, and equipment, net	$361,263	$384,642

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	December 31, 2008	March 31, 2008
Raw materials	$41,624	$44,195
Work in process	30,368	28,158
Finished goods	76,124	74,857

Inventories, net	$148,116	$147,210

6. Debt

Indebtedness was as follows:

	December 31, 2008	March 31, 2008
Private Placement	$210,000	$100,000
Credit facility	—	79,180
Other debt	300	800

Total	210,300	179,980
Less: current portion	300	700

Long-term portion	$210,000	$179,280

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

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

Also on August 15, 2008, we signed an amendment to various note purchase agreements, each dated December 17, 2003, that we previously entered into for the issuance of $100,000 of senior notes in a private placement (the “December 2003 Private Placement”). This amendment, which was signed by the requisite majority in aggregate principal amount of the holders of the December 2003 Private Placement notes, modified the respective note purchase agreements primarily as they pertained to liens, electronic delivery of financial information and notices, and certain provisions regarding an intercreditor agreement.

During the third quarter of fiscal 2009, the first series of the December 2003 Private Placement notes in an aggregate principal amount of $40,000 matured and was repaid.

Additional information regarding our indebtedness is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2008	March 31, 2008
Accrued payroll and other related liabilities:
Compensation and related items	$13,311	$17,500
Accrued vacation	5,280	14,085
Accrued bonuses	15,659	8,658
Accrued employee commissions	7,670	11,263
Other postretirement benefit plan obligation-current portion	5,129	6,824
Other employee benefit plans’ obligations-current portion	801	913

Total accrued payroll and other related liabilities	$47,850	$59,243

Accrued expenses and other:
Deferred revenues	$25,977	$24,833
Self-insured risk retention-current portion	5,870	5,436
Accrued dealer commissions	5,719	6,398
Accrued warranty	7,979	7,825
Other	30,416	27,353

Total accrued expenses and other	$75,961	$71,845

Other liabilities:
Self-insured risk retention-long-term portion	$11,814	$11,814
Other postretirement benefit plan obligation-long-term portion	30,720	75,889
Defined benefit pension plans’ obligations	9,583	14,058
Other employee benefit plans’ obligations-long-term portion	1,621	1,314
Minority interest in joint venture	430	323
Accrued long-term income taxes	10,621	14,201

Total other liabilities	$64,789	$117,599

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three months ended December 31, 2008 and 2007 were 33.5% and 33.1%, respectively. For the nine months ended December 31, 2008 and 2007, the effective income tax rates for continuing operations were 31.9% and 35.4%, respectively. The lower effective income tax rate for the nine months ended December 31, 2008 resulted principally from discrete item adjustments due to the settlement of certain tax years under examination in the United States.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

As of March 31, 2008, we had $10,455 in unrecognized tax benefits, of which $5,937 would favorably impact the effective tax rate if recognized. As of December 31, 2008, we had $9,043 in unrecognized tax benefits, of which $3,443 would favorably impact the effective income tax rate if recognized. There were no significant changes to any of these amounts during the third quarter of fiscal 2009. The decrease in the unrecognized tax benefits for the first nine months of fiscal 2009 is primarily due to the settlement of United States audit examinations for fiscal 2002 through fiscal 2005, partially offset by an increase in unrecognized tax benefits relating to both current and prior years. We believe that it is reasonably possible that unrecognized tax benefits may decrease by up to $4,184 within 12 months of December 31, 2008, primarily as a result of audit settlements and the closure of statutes of limitation. As of December 31, 2008, we have recognized a liability for interest of $1,144 and penalties of $433.

We file income tax returns in the United States and in various state, local, and foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2006 and, with limited exceptions, we are no longer subject to state and local tax income tax examinations or income tax examinations outside the United States for years before fiscal 2004.

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

During the second quarter of fiscal 2009, we modified our unfunded United States postretirement welfare benefits plan, reducing the benefits to be provided to retirees under the plan and increasing their share of the costs. As a result, the accumulated postretirement benefit obligation was re-measured. We also re-evaluated the actuarial assumptions, but made no changes to the assumptions used at March 31, 2008. The re-measurement resulted in a decrease of $46,522 in the accumulated postretirement benefit obligation (decreases of $1,695 and $44,827 in the current and long-term portions of the accumulated postretirement benefit obligation, respectively), an increase of $17,870 in long-term deferred income taxes, net, and an increase of $28,652 in accumulated other comprehensive income. The impact of this change was recognized in our Consolidated Balance Sheets in fiscal 2009 and will be amortized as a component of the annual net periodic benefit cost over a period of approximately nine years.

A defined benefit pension plan is also provided to the employees of our Pieterlen, Switzerland manufacturing facility. During the third quarter of fiscal 2009, we adopted profitability improvement actions related to the Pieterlen, Switzerland manufacturing facility. These actions were part of the Fiscal 2009 Restructuring Plan and included a workforce reduction that impacted approximately 24 employees at the facility. These restructuring actions resulted in a curtailment and will result in a partial liquidation of the plan as the vested benefits of the affected employees are settled in the fourth quarter of fiscal 2009. The full impact of the actions could not be determined at this time. As a result, we recorded an estimated curtailment gain of approximately $500, reducing our net periodic pension cost for the plan. The full impact of these actions will be calculated and recorded when the settlements are made during the fourth quarter of fiscal 2009.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

Components of the net periodic benefit cost of our defined benefit pension plans and other postretirement welfare benefits plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended December 31,	2008	2007	2008	2007	2008	2007
Service cost	$53	$27	$113	$115	$—	$—
Interest cost	691	702	135	76	506	1,161
Expected return on plan assets	(719)	(802)	(147)	(110)	—	—
Recognized losses (gains)	159	103	(500)	—	364	247
Amortization of transition obligation	(28)	(28)	—	—	—	—
Prior service cost	—	—	—	—	(1,295)	—

Net periodic benefit cost	$156	$2	$(399)	$81	$(425)	$1,408

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Nine Months Ended December 31,	2008	2007	2008	2007	2008	2007
Service cost	$158	$79	$340	$346	$—	$—
Interest cost	2,072	2,105	404	229	2,197	3,482
Expected return on plan assets	(2,156)	(2,404)	(442)	(330)	—	—
Recognized losses (gains)	477	309	(500)	—	1,003	741
Amortization of transition obligation	(83)	(83)	—	—	—	—
Prior service cost	—	—	—	—	(2,590)	—

Net periodic benefit cost	$468	$6	$(198)	$245	$610	$4,223

We contribute amounts to the defined benefit pension plans at least sufficient to meet the minimum requirements as stated in applicable employee benefit laws and local tax laws. We record liabilities for the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement welfare benefits plans) on our accompanying Consolidated Balance Sheets.

As a result of current market and economic instability, the values of the assets held by our defined benefit pension plans have declined since March 31, 2008. Although the specific impact of these declines has not been determined at this time, these developments may negatively impact the funded status of the plans and result in an increase in required contributions. Actuarial valuations for the plans will be completed during the fourth quarter of fiscal 2009.

10. Contingencies

We are, and will likely continue to be involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, and the nature of our business, Customers, regulatory environment, and industries in which we participate. These legal proceedings, government investigations, and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), economic loss (e.g., breach of contract, other commercial claims), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

of the FDA’s preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company’s response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA.

On January 20, 2009, we announced that we submitted to the FDA a new liquid chemical sterilization system for 510(k) clearance. The new submission follows discussions with the FDA regarding the prior 510(k) submission issues raised in the warning letter related to our existing device. The new liquid chemical sterilization system submitted to the FDA addresses the changes referenced by the FDA in the warning letter and includes additional technology updates.

We communicated to Customers that STERIS will continue supporting the existing SYSTEM 1 installed base by providing accessories, sterilant, service and parts, and replacement processor units for at least a two year period. In the United States, STERIS will continue sales of SYSTEM 1 processors only as replacements for existing units. Once the new liquid chemical sterilization system is cleared for market use by the FDA, we will work with Customers to transition to the new product.

For fiscal 2009, ending March 31, 2009, we anticipate that this development will not have a material impact on our consolidated financial results. Beginning in fiscal 2010, we anticipate that annualized revenues will be impacted by approximately $10,000 until the new product is cleared and commercialized.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new 510(k) submission. If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1 sterile processing system and the STERIS 20 sterilant, a significant product to us, could possibly result in judgments requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. We intend to continue our discussions with the FDA and the Department of Justice to seek resolution of all other issues regarding the warning letter and the investigation.

The STERIS SYSTEM 1 sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used by approximately 5,000 users in excess of 30,000 times per day in the aggregate and that over 250 million medical instruments have been processed using the STERIS SYSTEM 1 sterile processing system. For additional information regarding this matter, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC on May 30, 2008: “Business – Information with respect to our Business in General – Recent Events – Government Regulations”, “Risk Factors – We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition or value”, our

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

Current Report on Form 8-K filed with the SEC on January 20, 2009, and Item 1A of Part II of this Form 10-Q, titled, “Risk Factors.”

We believe we have adequately reserved for our current litigation and that the ultimate outcome of pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, claims, proceedings, investigations, including the previously discussed investigation, or their effect. We presently maintain product liability insurance coverage, and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us. Additional information regarding our contingencies is included in Item 2 of Part I titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and in Item 1 of Part II titled, “Legal Proceedings” contained in this Quarterly Report on Form 10-Q.

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Except as noted above, we believe there have been no material recent developments concerning our legal proceedings since March 31, 2008 and no new material pending legal proceedings that are required to be reported.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs to the segments. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. The Corporate and other segment includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and postretirement benefit costs from our former Erie, Pennsylvania manufacturing operation.

The accounting policies for reportable segments are the same as those for the consolidated Company. Individual facilities, equipment and intellectual properties are utilized for production for multiple segments at varying levels over time. For the three months and nine months ended December 31, 2008, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

Financial information for each of our segments is presented in the following tables:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenues:
Healthcare	$230,177	$220,451	$682,078	$622,826
Life Sciences	52,787	56,305	157,977	155,330
Isomedix	34,642	34,555	108,476	104,820

Total reportable segements	317,606	311,311	948,531	882,976
Corporate and other	1,861	2,663	5,628	6,944

Total revenues	$319,467	$313,974	$954,159	$889,920

Operating income:
Healthcare	$32,406	$29,343	$94,334	$68,873
Life Sciences	7,151	2,337	14,426	5,975
Isomedix	8,453	7,025	26,851	21,827

Total reportable segements	48,010	38,705	135,611	96,675
Corporate and other	(2,192)	(5,243)	(7,785)	(15,198)

Total operating income	$45,818	$33,462	$127,826	$81,477

For the three months ended December 31, 2008, operating results of the Healthcare and Life Sciences reporting segments include pre-tax restructuring expenses of $9,958 and $2,386, respectively. For the three months ended December 31, 2007, operating results of the Healthcare reporting segment includes pre-tax restructuring expenses of $952. For the nine months ended December 31, 2008, operating results of the Healthcare, Life Sciences and Isomedix reporting segments include pre-tax restructuring expenses of $9,795, $2,388 and $40, respectively, and the operating results of Corporate and other include pre-tax restructuring

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

expenses of negative $1. For the nine months ended December 31, 2007, operating results of the Healthcare and Life Sciences reporting segments include pre-tax restructuring expenses of $3,037 and $4 respectively.

Financial information for our United States and international geographic areas is presented in the following table. Revenues are based on the location of our Customers. Long-lived assets are those assets that are identified within the operations in each geographic area, including property, plant, equipment, goodwill, intangibles, and other assets.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenues:
United States	$250,355	$238,988	$736,713	$688,443
International	69,112	74,986	217,446	201,477

Total revenues	$319,467	$313,974	$954,159	$889,920

	December 31, 2008	March 31, 2008
Long-lived assets:
United States	$546,663	$559,305
International	134,122	166,611

Total long-lived assets	$680,785	$725,916

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(shares in thousands)
Weighted average common shares outstanding—basic	58,660	62,995	58,889	64,073
Dilutive effect of common share equivalents	687	841	901	858

Weighted average common shares outstanding and common share equivalents—diluted	59,347	63,836	59,790	64,931

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(shares in thousands)
Number of common share options	916	1,312	758	1,301
Weighted average exercise price	$29.37	$28.11	$31.20	$28.24

13. Repurchases of Common Shares

During the first nine months of fiscal 2009, we paid an aggregate amount of $80,466 for the repurchase of 2,646,177 of our common shares, representing an average price of $30.41 per common share. This includes certain March 2008 repurchases of 225,000 of our common shares for an aggregate amount of $6,028 that were not settled until April 2008.

At December 31, 2008, $203,864 in common shares remained authorized for repurchase and 11,610,524 common shares were held in treasury.

14. Share-Based Compensation

STERIS has a long-term incentive plan that makes available up to 6,600,000 common shares for grant at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, and restricted share units, and stock appreciation rights. STERIS previously granted stock options under various other plans. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, stock options granted become exercisable in 25% increments for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder ceases to be employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis as defined by the agreement in the event of employment termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. As of December 31, 2008, 4,573,079 shares remain available for grant under the long-term incentive plan.

We account for share-based compensation grants in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” We estimate the fair value of share-based awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of revenues or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

Compensation cost recognized in the first nine months of fiscal 2009 and fiscal 2008 includes (a) compensation cost for all share-based compensation granted, but not yet vested, as of April 1, 2006, based on the grant date fair value estimated according to the original provisions of Statement of Financial Accounting

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and (b) compensation cost for all share-based compensation granted on or after April 1, 2006, based on the grant date fair value estimated according to the provisions of SFAS No. 123R.

Total share based compensation expense recognized during the third quarter and first nine months of fiscal 2009 was $1,810 and $5,653, respectively, before income taxes ($1,131 and $3,533, respectively, net of income taxes). Total share based compensation expense recognized during the third quarter and first nine months of fiscal 2008 was $2,296 and $6,465, respectively, before income taxes ($1,410 and $3,970, respectively, net of income taxes).

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

The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2009 and fiscal 2008:

	Fiscal 2009	Fiscal 2008
Risk-free interest rate	2.65%	5.04%
Expected life of options	5.64 years	5.52 years
Expected dividend yield of stock	0.86%	0.93%
Expected volatility of stock	27.72%	29.61%

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

Stock option activity for the first nine months of fiscal 2009 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	5,102,912	$22.76
Granted	555,700	30.91
Exercised	(1,793,689)	20.77
Forfeited	(138,577)	28.36

Outstanding at December 31, 2008	3,726,346	$24.72	6.19	$5,178
Exercisable at December 31, 2008	2,518,367	$23.01	5.07	$5,178

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $23.89 closing price of our common shares on December 31, 2008 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. Under SFAS No. 123R, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first nine months of fiscal 2009 and fiscal 2008 was $24,348 and $6,729, respectively. Net cash proceeds from the exercise of stock options were $33,254 and $11,540 for the first nine months of fiscal 2009 and fiscal 2008, respectively. An income tax benefit of $8,766 and $2,591 was realized from stock option exercises during the first nine months of fiscal 2009 and fiscal 2008, respectively.

The weighted average grant date fair value of stock option grants was $8.74 and $9.47 for the first nine months of fiscal 2009 and fiscal 2008, respectively.

Stock appreciation rights (“SARS”) were also granted during the first quarter of fiscal 2009. The 24,880 SARS granted carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise. The fair value of the SARS at the grant date was an aggregate amount of $111 and was determined utilizing the same assumptions as those used for the valuation of stock options. The fair value of the outstanding SARS is revalued at each reporting date and related expense is adjusted appropriately.

Restricted share and restricted share unit activity for the first nine months of fiscal 2009 is as follows:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Nonvested at March 31, 2008	114,035	95,850	$26.13
Granted	105,227	3,300	30.68
Vested	(4,826)	(41,000)	27.95
Canceled	(13,040)	—	26.91

Nonvested at December 31, 2008	201,396	58,150	$27.65

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and are generally subject to cliff vesting over an approximately three-year period based upon the terms of the grants. The total intrinsic value of restricted shares and restricted share units that vested during the first nine months of fiscal 2009 and fiscal 2008 was $1,281 and $61, respectively, which is calculated as the number of restricted shares and share units vested during the period multiplied by the weighted-average grant date fair value.

As of December 31, 2008, there was $10,348 of total unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. The cost is expected to be recognized over a weighted average period of 1.83 years.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

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

Changes in our warranty liability during the first nine months of fiscal 2009 were as follows:

Balance, March 31, 2008	$7,825
Warranties issued during the period	8,204
Settlements made during the period	(8,050)

Balance, December 31, 2008	$7,979

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $16,597 and $16,829 as of December 31, 2008 and March 31, 2008, respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

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

At December 31, 2008, we held foreign currency forward contracts to buy 1.9 million euros and 56.0 million Mexican pesos, and to sell 1.9 million euros. We provide additional information regarding foreign currency forward contracts in note 18 to our consolidated financial statements titled, “Subsequent Events.”

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended

December 31, 2008 and 2007

(dollars in thousands, except per share amounts)

methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2008:

	December 31, 2008	Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

		Level 1	Level 2	Level 3
Assets:
Investments (2)	$867	$867	$—	$—
Liabilities:
Forward contracts (1)	$378	$—	$378	$—
Deferred compensation plans (2)	880	880	—	—

(1)	The fair values of forward contracts are based on period-end spot rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2)	We provide a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their account balances (amounts deferred, together with earnings (losses)).

18. Subsequent Events

Subsequent to December 31, 2008, foreign currency contracts to buy 1.9 million euros and 28.0 million Mexican pesos, and to sell 1.9 million euros matured. Subsequent to December 31, 2008, we entered into and settled a foreign currency forward contract to sell 28.0 million Mexican pesos.

On January 8, 2009, the Company’s Board of Directors authorized the sale of substantially all the assets of an Isomedix facility located in the Northeastern United States to a Customer. The sales price is anticipated to be no less than $8,000. The net property, plant, and equipment associated with this facility amounted to $3,882 at December 31, 2008.

On January 21, 2009, we announced that the Company’s Board of Directors had declared a quarterly cash dividend in the amount of $0.08 per common share, payable on March 11, 2009, to shareholders of record as of February 11, 2009.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income for the three-month and nine-month periods ended December 31, 2008 and 2007, and the consolidated statements of cash flows for the nine-month periods ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

February 5, 2009

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

As you read the MD&A, you should refer to information in our unaudited consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2009 and fiscal 2008. For additional information, you should also read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

•

Debt-to-capital - We define debt-to-capital as total debt divided by the sum of total debt and shareholders’ equity. We use this figure as a financial liquidity measure to gauge our ability to borrow, fund growth, and measure the risk of our financial structure.

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

In the following sections of MD&A, we may, at times, also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

•

Free cash flow - We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, pay cash dividends, and reduce debt. The following table reconciles the calculations of our free cash flow for the nine months ended December 31, 2008 and 2007:

(dollars in thousands)	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities	$108,324	$94,945
Purchases of property, plant, equipment and intangibles, net	(29,704)	(39,142)
Proceeds from the sale of property, plant, equipment and intangibles	10,981	4,740

Free cash flow	$89,601	$60,543

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

The bulk of our revenues is derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. In addition, each of our core industries is experiencing specific trends that may drive growth. Within the healthcare market, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where our Isomedix segment competes, a trend toward the outsourcing of sterilization services continues to drive growth.

However, recent financial market conditions may have an adverse economic effect and could negatively impact investment activity within the markets we serve and the ability of our Customers to obtain financing. Should that be the case, our business and the growth of our markets could be negatively impacted and our exposure to bad debt losses could increase.

Fiscal 2009 third quarter and year-to-date revenues were $319.5 million and $954.2 million, respectively, representing increases of 1.7% and 7.2%, respectively, from each of the same prior year periods. Revenue growth in the third quarter of fiscal 2009 was primarily driven by a 4.4% increase in our Healthcare business segment. Revenue growth in the first nine months of fiscal 2009 was driven by increases in all three reportable business segments.

Our gross margin percentages were 38.8% and 40.6% for the third quarter and first nine months of fiscal 2009, respectively, representing decreases of 150 basis points and 10 basis points, respectively, from the same prior year periods. Gross margins during both fiscal 2009 periods include pre-tax expenses of $9.5 million related to our restructuring actions, which are discussed in further detail below. During both fiscal 2009 periods, we benefited from price increases and productivity improvements, including labor savings from the transfer of our manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico, which more than offset increases in raw materials and freight costs. We are now beyond the one year anniversary of reaching full production levels in Monterrey and therefore, we do not anticipate significant additional savings when compared to prior year periods. In the third quarter of fiscal 2009, we also benefited from favorable foreign currency exchange rates.

Free cash flow was $89.6 million in the first nine months of fiscal 2009 compared to $60.5 million in the same prior year period, reflecting an increase in cash earnings in fiscal 2009 and $9.5 million in proceeds received during the second quarter of fiscal 2009 from the sale of an Isomedix facility located in the Chicago, Illinois area to a privately held Customer. Our debt-to-capital ratio increased to 22.7% at December 31, 2008 from 20.3% at March 31, 2008, reflecting increased borrowings which were used and will be used for general corporate purposes, including repayment of debt, capital expenditures, acquisitions, dividends, and common share repurchases. During the first nine months of fiscal 2009, we paid for the repurchase of approximately 2.6 million common shares at an average purchase price per share of $30.41. During the first nine months of fiscal 2008, we paid for the repurchase of approximately 3.4 million common shares at an average purchase price per share of $28.24. We also declared and paid quarterly cash dividends totaling $0.22 per common share in the first nine months of fiscal 2009. In the first nine months of fiscal 2008, we declared and paid quarterly cash dividends totaling $0.17 per common share.

Additional information regarding our fiscal 2009 third quarter and year to date financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

Restructuring. During the third quarter of fiscal 2009, we adopted a restructuring plan intended to enhance our profitability and improve efficiency primarily by reducing ongoing international operating costs (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We will also close two sales offices in Japan. These actions are expected to impact approximately 100 employees worldwide. In the three months ended December 31, 2008, we recorded $13.7 million in pre-tax expenses related to these actions, including $3.8 million recorded as restructuring expenses and $9.9 million recorded in cost of revenues. The expenses recorded primarily related to severance and related benefits, product rationalization costs, and asset impairment costs.

In the fourth quarter of fiscal 2008, we adopted a restructuring plan intended to enhance profitability and improve efficiency by reducing ongoing operating costs (the “Fiscal 2008 Restructuring Plan”). The Fiscal 2008 Restructuring Plan included the closure of two sales offices, rationalization of certain products, and workforce reductions in certain support functions. In the third quarter of fiscal 2009, we reversed our decision with respect to one of the sales offices, since a satisfactory exit from our warranty and service obligations could not be achieved. As a result, we have reversed restructuring expenses recorded in the fourth quarter of fiscal 2008 totaling approximately $1.0 million.

During the third quarter and first nine months of fiscal 2009, we did not incur any significant additional expenses related to our other previously announced restructuring actions, and we settled certain termination benefits for less than originally expected. During the third quarter and first nine months of fiscal 2008, we recorded pre-tax expenses of $1.3 million and $4.6 million, including $1.0 million and $3.1 million classified as restructuring expenses, respectively. The expenses recorded primarily related to accelerated depreciation of assets, asset impairment costs, compensation and severance, and termination benefits related to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2009, our revenues were unfavorably impacted by $7.0 million, or 2.1%, and income before taxes was favorably impacted by $5.7 million, or 13.9%, compared with the same period in fiscal 2008. During the first nine months of fiscal 2009, our revenues were unfavorably impacted by $1.0 million, or 0.1%, and income before taxes was favorably impacted by $3.2 million, or 2.6%, as compared to the same prior year period.

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2009 compared with the same fiscal 2008 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table contains information regarding our revenues for the third quarter and first nine months of fiscal 2009 and 2008:

	Three Months Ended December 31,		Change	Percent Change	Percent of Total Revenues
(dollars in thousands)	2008	2007			2008 (1)	2007 (1)
Capital Revenues	$129,563	$129,025	$538	0.4%	40.6%	41.1%
Consumable Revenues	73,745	72,718	1,027	1.4%	23.1%	23.2%

Product Revenues	203,308	201,743	1,565	0.8%	63.6%	64.3%
Service Revenues	116,159	112,231	3,928	3.5%	36.4%	35.7%

Total Revenues	$319,467	$313,974	$5,493	1.7%	100.0%	100.0%

Service Revenues	$116,159	$112,231	$3,928	3.5%	36.4%	35.7%
Consumable Revenues	73,745	72,718	1,027	1.4%	23.1%	23.2%

Recurring Revenues	189,904	184,949	4,955	2.7%	59.4%	58.9%
Capital Revenues	129,563	129,025	538	0.4%	40.6%	41.1%

Total Revenues	$319,467	$313,974	$5,493	1.7%	100.0%	100.0%

United States	$250,355	$238,988	$11,367	4.8%	78.4%	76.1%
International	69,112	74,986	(5,874)	(7.8)%	21.6%	23.9%

Total Revenues	$319,467	$313,974	$5,493	1.7%	100.0%	100.0%

	Nine Months Ended December 31,		Change	Percent Change	Percent of Total Revenues
	2008	2007			2008 (1)	2007 (1)
Capital Revenues	$379,993	$345,910	$34,083	9.9%	39.8%	38.9%
Consumable Revenues	222,753	210,653	12,100	5.7%	23.3%	23.7%

Product Revenues	602,746	556,563	46,183	8.3%	63.2%	62.5%
Service Revenues	351,413	333,357	18,056	5.4%	36.8%	37.5%

Total Revenues	$954,159	$889,920	$64,239	7.2%	100.0%	100.0%

Service Revenues	$351,413	$333,357	$18,056	5.4%	36.8%	37.5%
Consumable Revenues	222,753	210,653	12,100	5.7%	23.3%	23.7%

Recurring Revenues	574,166	544,010	30,156	5.5%	60.2%	61.1%
Capital Revenues	379,993	345,910	34,083	9.9%	39.8%	38.9%

Total Revenues	$954,159	$889,920	$64,239	7.2%	100.0%	100.0%

United States	$736,713	$688,443	$48,270	7.0%	77.2%	77.4%
International	217,446	201,477	15,969	7.9%	22.8%	22.6%

Total Revenues	$954,159	$889,920	$64,239	7.2%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Quarter over Quarter Comparison

Revenues increased $5.5 million, or 1.7%, to $319.5 million for the quarter ended December 31, 2008, as compared to $314.0 million for the comparable prior year quarter. The increase was driven primarily by a 2.7% increase in recurring revenues resulting from growth of 3.5% and 1.4% in service revenues and consumable revenues, respectively. Capital equipment revenues increased 0.4% quarter over quarter, as growth in the United States and in the Asia Pacific region more than offset declines in Canada, Europe, and the Latin America region.

International revenues decreased $5.9 million, or 7.8%, to $69.1 million, for the quarter ended December 31, 2008, as compared to $75.0 million for the comparable prior year quarter. Foreign currency movements were the primary driver of the decrease in international revenues. Declines in international capital equipment revenues and consumable revenues were 10.0% and 8.2%, respectively. The primary driver for this decrease was within the Life Sciences segment, which experienced a decline in international capital equipment revenues of 28.8% quarter over quarter. Service revenues also decreased 2.6% as compared to the same prior year period.

United States revenues increased $11.4 million, or 4.8%, to $250.4 million, for the quarter ended December 31, 2008, as compared to $239.0 million for the comparable prior year quarter. United States revenues were positively impacted by recurring revenue growth in all three business segments with increases of 5.0%, 8.7%, and 0.6% in the Healthcare, Life Sciences, and Isomedix segments, respectively. Capital equipment revenues also grew within the Healthcare segment with an increase of 9.7%, which more than offset a 14.5% decline in the Life Sciences segment’s capital equipment revenues.

Nine Months over Nine Months Comparison

Revenues increased $64.2 million, or 7.2%, to $954.2 million for the first nine months of fiscal 2009, as compared to $889.9 million for the same prior year period. Capital equipment revenues increased 9.9%, driven by growth in the Healthcare business segment. Recurring revenues also increased 5.5%, reflecting growth in consumable revenues and service revenues, with increases of 5.7% and 5.4%, respectively.

International revenues for the first nine months of fiscal 2009 amounted to $217.4 million, an increase of $16.0 million, or 7.9%, as compared to the first nine months of fiscal 2008. International revenues were positively impacted by strong capital equipment revenue growth within both the Healthcare and Life Sciences segments, with increases of 11.4% and 2.8%, respectively. Recurring revenues grew within all three business segments with increases of 7.2%, 8.0%, and 4.9% in the Healthcare, Life Sciences, and Isomedix segments.

United States revenues for the first nine months of fiscal 2009 amounted to $736.7 million, an increase of $48.3 million, or 7.0%, as compared to the first nine months of fiscal 2008. Strong underlying demand for our consumable products in the Healthcare and Life Sciences segments and service offerings in all three segments, combined with growth in capital revenues in the Life Sciences segment more than offset a decline in capital revenues in the Healthcare segment.

Revenues are further discussed on a segment basis in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table contains information regarding our gross profit for the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2008	2007
Gross Profit:
Product	$76,197	$81,035	$(4,838)	(6.0)%
Service	47,870	45,567	2,303	5.1%

Total Gross Profit	$124,067	$126,602	$(2,535)	(2.0)%

Gross Profit Percentage:
Product	37.5%	40.2%
Service	41.2%	40.6%

Total Gross Profit Percentage	38.8%	40.3%

	Nine Months Ended December 31,		Change	Percent Change
	2008	2007
Gross Profit:
Product	$241,845	$224,185	$17,660	7.9%
Service	145,086	138,225	6,861	5.0%

Total Gross Profit	$386,931	$362,410	$24,521	6.8%

Gross Profit Percentage:
Product	40.1%	40.3%
Service	41.3%	41.5%

Total Gross Profit Percentage	40.6%	40.7%

Our gross profit (margin) is affected by the volume, pricing, and mix of our products and services, as well as, the costs associated with the products and services that are sold. Gross margin for the third quarter of fiscal 2009 amounted to 38.8%, representing a decrease of 150 basis points as compared to the same prior year period. For the first nine months of fiscal 2009, gross margin amounted to 40.6%, representing a decrease of 10 basis points as compared to the same prior year period. Gross margins during both the third quarter and first nine months of fiscal 2009 include pre-tax expenses of $9.5 million related to our restructuring actions. During both fiscal 2009 periods, we benefited from price increases, favorable foreign currency exchange rates, and productivity improvements, including labor savings from the transfer of our manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico, which more than offset increases in raw materials and freight costs. We are now beyond the one year anniversary of reaching full production levels in Monterrey and therefore, we do not anticipate significant additional savings when compared to prior year periods.

Operating Expenses. The following table contains information regarding our operating expenses for the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2008	2007
Operating Expenses:
Selling, General, and Administrative	$67,272	$82,015	$(14,743)	(18.0)%
Research and Development	8,122	10,173	(2,051)	(20.2)%
Restructuring Expenses	2,855	952	1,903	199.9%

Total Operating Expenses	$78,249	$93,140	$(14,891)	(16.0)%

	Nine Months Ended December 31,		Change	Percent Change

	2008	2007
Operating Expenses:
Selling, General, and Administrative	$231,910	$249,929	$(18,019)	(7.2)%
Research and Development	24,469	27,963	(3,494)	(12.5)%
Restructuring Expenses	2,726	3,041	(315)	(10.4)%

Total Operating Expenses	$259,105	$280,933	$(21,828)	(7.8)%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A decreased 500 basis points to 21.1% for the third quarter of fiscal 2009 and decreased 380 basis points to 24.3% for the first nine months of fiscal 2009, as compared to the same prior year periods. The decrease in SG&A in both fiscal 2009 periods includes a reduction of $7.9 million resulting from a change in our paid time off benefit which is now earned throughout the calendar year rather than earned in full at the beginning of the year. The reduction in both periods also reflects improved operating expense leverage and the benefit of cost reduction initiatives implemented. SG&A expenses for the first nine months of fiscal 2009 also includes a $2.1 million gain on the sale of an Isomedix facility located in the Chicago, Illinois area to a privately held Customer.

As a percentage of total revenues, research and development expenses were 2.5% and 2.6% for the three and nine months ended December 31, 2008, respectively, as compared to 3.2% and 3.1%, respectively, for the same prior year periods. For the three and nine months ended December 31, 2008, research and development expenses decreased 20.2% and 12.5% to $8.1 million and $24.5 million, respectively, as compared to $10.2 million and $28.0 million, respectively, during the same prior year periods. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological innovations. During the third quarter and first nine months of fiscal 2009, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of new chemistries and delivery systems for disinfection and sterilization, sterile processing combination technologies, surgical tables and accessories, and in the areas of emerging infectious agents such as Prions and Nanobacteria.

Our operating expenses include restructuring expenses. During the third quarter of fiscal 2009, we recorded $13.7 million in pre-tax restructuring expenses related to the Fiscal 2009 Restructuring Plan. The restructuring expenses predominately consist of product rationalization costs, asset impairment costs, and severance and related benefits, with restructuring expenses of $11.3 million and $2.4 million related to the Healthcare and Life Sciences segments, respectively. We expect to incur approximately an additional $2.0 million in restructuring expenses for the Fiscal 2009 Restructuring Plan during the fourth quarter of fiscal 2009 and the first six months of fiscal 2010, primarily consisting of severance and related benefits and lease termination costs.

During the third quarter and the first nine months of fiscal 2009, we did not incur any additional pre-tax restructuring expenses related to our other previously announced restructuring plans, and we settled certain termination benefits for less than originally expected. The Fiscal 2008 Restructuring Plan included the closure of two sales offices, rationalization of certain products, and workforce reductions in certain support functions. In the third quarter of fiscal 2009, we reversed our decision with respect to one of the sales offices, since a satisfactory exit from our warranty and service obligations could not be achieved. As a result, we have reversed restructuring expenses recorded in the fourth quarter of fiscal 2008 totaling approximately $1.0 million.

During the third quarter and first nine months of fiscal 2008, we recorded pre-tax expenses of $1.3 million and $4.6 million, respectively, including $1.0 million and $3.1 million classified as restructuring expenses, respectively, primarily related to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico, which was part of the Fiscal 2006 Restructuring Plan. These expenses were primarily associated with the Healthcare business segment.

The following tables summarize the total restructuring expenses we recorded for the third quarter and first nine months of fiscal 2009 and fiscal 2008:

Three Months Ended December 31, 2008	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$3,362	$(107)	$—	$—	$3,255
Asset impairment and accelerated depreciation	1,112	(83)	—	—	1,029
Product rationalization	9,100	(528)	—	—	8,572
Lease termination obligations	—	(17)	—	—	(17)
Other	113	(609)	—	—	(496)

Total restructuring charges	$13,687	$(1,344)	$—	$—	$12,343

Three Months Ended December 31, 2007	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$—	$—	$—	$(163)	$(163)
Asset impairment and accelerated depreciation	—	—	—	822	822
Other	—	—	—	293	293

Total restructuring charges	$—	$—	$—	$952	$952

Nine Months Ended December 31, 2008	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$3,362	$(191)	$—	$(178)	$2,993
Asset impairment and accelerated depreciation	1,112	(83)	—	—	1,029
Product rationalization	9,100	(523)	—	—	8,577
Lease termination obligations	—	20	99	—	119
Other	113	(609)	—	—	(496)

Total restructuring charges	$13,687	$(1,386)	$99	$(178)	$12,222

Nine Months Ended December 31, 2007	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$—	$—	$(24)	$168	$144
Asset impairment and accelerated depreciation	—	—	—	2,622	2,622
Lease termination obligations	—	—	(11)	(13)	(24)
Other	—	—	—	299	299

Total restructuring charges	$—	$—	$(35)	$3,076	$3,041

Liabilities related to our restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2009 Restructuring Plan
	March 31, 2008	Fiscal 2009		December 31, 2008
		Provision	Payments/ Impairments
Severance and termination benefits	$—	$3,362	$(481)	$2,881
Asset impairments	—	1,112	(1,112)	—
Product rationalization	—	9,100	(7,699)	1,401
Other	—	113	(48)	65

Total	$—	$13,687	$(9,340)	$4,347

	Fiscal 2008 Restructuring Plan
	March 31, 2008	Fiscal 2009		December 31, 2008
		Provision (a)	Payments/ Impairments
Severance and termination benefits	$4,244	$(191)	$(3,117)	$936
Asset impairments	492	(83)	—	409
Lease termination obligations	898	20	(37)	881
Other	609	(609)	—	—

Total	$6,243	$(863)	$(3,154)	$2,226

(a)	Does not include a negative $523 in product rationalization costs that were charged against inventory.

	European Restructuring Plan
	March 31, 2008	Fiscal 2009		December 31, 2008
		Provision	Payments
Lease termination obligation	$247	$99	$(346)	$—

Total	$247	$99	$(346)	$—

	Fiscal 2006 Restructuring Plan
	March 31, 2008	Fiscal 2009		December 31, 2008
		Provision	Payments
Severance and termination benefits	$879	$(178)	$(636)	$65

Total	$879	$(178)	$(636)	$65

Non-Operating Expenses, Net. Non-operating expenses (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our non-operating expenses (income), net for the three and nine months ended December 31, 2008 and 2007:

(dollars in thousands)	Three Months Ended December 31,		Change
	2008	2007
Non-Operating Expenses:
Interest Expense	$3,214	$1,516	$1,698
Interest and Miscellaneous Income	(366)	(581)	215

Total Non-Operating Expenses, Net	$2,848	$935	$1,913

	Nine Months Ended December 31,		Change
	2008	2007
Non-Operating Expenses:
Interest Expense	$7,499	$4,229	$3,270
Interest and Miscellaneous Income	(1,288)	(1,657)	369

Total Non-Operating Expenses, Net	$6,211	$2,572	$3,639

Interest expense increased $1.7 million and $3.3 million during the third quarter and first nine months of fiscal 2009, respectively, as compared to the prior year periods as a result of higher average debt levels during both fiscal 2009 periods. Interest and miscellaneous income decreased $0.2 million and $0.4 million during the third quarter and first nine months of fiscal 2009, respectively, compared to the same prior year periods.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and nine months ended December 31, 2008 and 2007:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2008	2007
Income Tax Expense	$14,395	$10,751	$3,644	33.9%
Effective Income Tax Rate	33.5%	33.1%

	Nine Months Ended December 31,		Change	Percent Change
	2008	2007
Income Tax Expense	$38,746	$27,908	$10,838	38.8%
Effective Income Tax Rate	31.9%	35.4%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and nine months ended December 31, 2008 were 33.5% and 31.9%, respectively, as compared to 33.1% and 35.4%, respectively, for the same prior year periods. The lower effective income tax rate for the nine months ended December 31, 2008 resulted principally from discrete item adjustments relating to the settlement of certain tax years under examination in the United States.

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

Business Segment Results of Operations. We operate and report in three business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. Our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008 provides additional information about each business segment. The following table compares business segment revenues for the three and nine months ended December 31, 2008 to the three and nine months ended December 31, 2007:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2008	2007
Revenues:
Healthcare	$230,177	$220,451	$9,726	4.4%
Life Sciences	52,787	56,305	(3,518)	(6.2)%
Isomedix	34,642	34,555	87	0.3%

Total reportable segements	317,606	311,311	6,295	2.0%
Corporate and other	1,861	2,663	(802)	(30.1)%

Total Revenues	$319,467	$313,974	$5,493	1.7%

	Nine Months Ended December 31,		Change	Percent Change
	2008	2007
Revenues:
Healthcare	$682,078	$622,826	$59,252	9.5%
Life Sciences	157,977	155,330	2,647	1.7%
Isomedix	108,476	104,820	3,656	3.5%

Total reportable segements	948,531	882,976	65,555	7.4%
Corporate and other	5,628	6,944	(1,316)	(19.0)%

Total Revenues	$954,159	$889,920	$64,239	7.2%

Healthcare Segment

Healthcare segment revenues represented 72.1% of total revenues for the third quarter of fiscal 2009 as compared to 70.2% of total revenues for the same prior year period. Healthcare revenues increased $9.7 million, or 4.4%, to $230.2 million for the quarter ended December 31, 2008, compared with $220.5 million for the third quarter of fiscal 2008. A key driver of the increase in Healthcare revenues was strong growth in capital equipment revenues of 6.4%, primarily resulting from increased demand within the United States, particularly for new products. Healthcare service revenues also experienced strong growth, with an increase of 5.1%, primarily within the United States. Consumable revenues were relatively flat, with an increase of 0.3%. At December 31, 2008, the Healthcare segment’s capital equipment backlog amounted to a record $133.9 million. This represents an increase of $9.7 million, or 7.8%, compared to the backlog of $124.1 million at September 30, 2008 and an increase of $26.6 million, or 24.8%, compared to the backlog of $107.3 million at December 31, 2007.

Healthcare segment revenues represented 71.5% of total revenues for the first nine months of fiscal 2009 compared with 70.0% for the same prior year period. Healthcare revenues increased $59.3 million, or 9.5%, to $682.1 million for the nine months ended December 31, 2008, as compared to $622.8 million for the same prior year period. The increase is attributable to strong growth in capital equipment revenues of 13.1% driven by increased demand for new products primarily within the United States. Healthcare recurring revenues grew 6.6%, with increases of 7.6% and 5.6% in service revenues and consumable revenues, respectively. This growth in recurring revenues was primarily driven by increases within the United States, with increases of 7.6% and 5.2% in service revenues and consumable revenues, respectively.

Life Sciences Segment

Life Sciences segment revenues represented 16.5% of total revenues for the third quarter of fiscal 2009 as compared to 17.9% of total revenues for the same prior year period. Life Sciences revenues decreased $3.5 million, or 6.2%, to $52.8 million for the quarter ended December 31, 2008, as compared to $56.3 million for the third quarter of fiscal 2008. Life Sciences revenues were unfavorably impacted by a decrease in capital equipment revenues of 20.8% primarily due to declines in the United States and in Europe of 14.5% and 36.6%, respectively. In the United States and in Europe, the decrease in capital equipment revenues was driven by a continued slowdown in spending from pharmaceutical Customers, as well as a strategic business decision to improve the profitability of our capital equipment revenues. In the prior year period, the Life Sciences segment’s capital revenues were favorably impacted by an improvement in the research equipment business in the United States. Our European performance was also unfavorably impacted by foreign currency movements. Life Sciences recurring revenues increased 5.9%, reflecting increases in consumable revenues and service revenues of 6.9% and 5.3%, respectively. The growth in consumable revenues reflects an increase in the United States of 14.2%. The growth in service revenues reflects increases in the United States and Europe. The Life Sciences segment’s capital equipment backlog at December 31, 2008 amounted to $50.2 million, an increase of $1.5 million, or 3.0%, as compared to the backlog of $48.7 million at September 30, 2008 and a decrease of $8.1 million, or 13.9%, as compared to the backlog of $58.3 million at December 31, 2007.

Life Sciences segment revenues represented 16.6% of total revenues for the first nine months of fiscal 2009 as compared to 17.5% of total revenues for the same prior year period. Life Sciences revenues increased $2.6 million, or 1.7%, to $158.0 million for the first nine months of fiscal 2009, as compared to $155.3 million for the same prior year period. The increase in Life Sciences revenues was driven by a 4.7% increase in recurring revenues, reflecting growth in all geographic areas. Life Sciences capital revenues decreased 2.5%, as global growth was more than offset by a decline in the United States as a result of continued weakness in the pharmaceutical equipment business.

Isomedix Segment

Isomedix segment revenues represented 10.8% of total revenues for the third quarter of fiscal 2009 as compared to 11.0% of total revenues for the same prior year period. The segment’s revenues were relatively flat at $34.6 million during the third quarter of both fiscal periods. The prior year period includes revenues associated with the facility located in the Chicago, Illinois area that was sold in the second quarter of fiscal 2009.

Isomedix segment revenues represented 11.4% of total revenues for the first nine months of fiscal 2009 as compared to 11.8% for the same prior year period. The segment experienced revenue growth of $3.7 million, or 3.5%, to $108.5 million during the first nine months of fiscal 2009 as compared to $104.8 million for the same prior year period. The revenue growth reflects an increase in demand from our core medical device Customers and routine price increases, tempered by the impact of the facility sale during the second quarter of fiscal 2009.

The following table compares our business segment operating income for the three and nine months ended December 31, 2008 and 2007:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2008	2007
Operating Income:
Healthcare	$32,406	$29,343	$3,063	10.4%
Life Sciences	7,151	2,337	4,814	206.0%
Isomedix	8,453	7,025	1,428	20.3%

Total reportable segments	48,010	38,705	9,305	24.0%
Corporate and other	(2,192)	(5,243)	3,051	NM

Total Operating Income	$45,818	$33,462	$12,356	36.9%

	Nine Months Ended December 31,		Change	Percent Change
	2008	2007
Operating Income:
Healthcare	$94,334	$68,873	$25,461	37.0%
Life Sciences	14,426	5,975	8,451	141.4%
Isomedix	26,851	21,827	5,024	23.0%

Total reportable segments	135,611	96,675	38,936	40.3%
Corporate and other	(7,785)	(15,198)	7,413	NM

Total Operating Income	$127,826	$81,477	$46,349	56.9%

NM - Not meaningful

Segment operating income is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. The Corporate and other segment includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and postretirement benefit costs from our former Erie manufacturing operation. Corporate cost allocations are based on each segment’s portion of revenues, headcount, or other variables in relation to the total company. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment.

Healthcare Segment

The Healthcare segment’s operating income increased $3.1 million and $25.5 million for the third quarter and first nine months of fiscal 2009, respectively, as compared to the same prior year periods. The segment’s operating margins were 14.1% and 13.8% for the third quarter and first nine months of fiscal 2009, respectively, representing increases of 80 basis points and 270 basis points, respectively, as compared to the same prior year periods. Improved pricing and productivity improvements, including labor savings gained from the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico more than offset increases in raw materials and freight costs in the third quarter and the first nine months of fiscal 2009. The Healthcare segment’s operating income for the third quarter and first nine months of fiscal 2009 include $10.0 million and $9.8 million in pre-tax expenses, respectively, related to our restructuring actions. Both fiscal 2009 periods also include a pre-tax benefit of $5.9 million resulting from the change in our benefit policy related to paid time off. During both fiscal 2008 periods, the Healthcare segment incurred higher operating costs related to sales channel and marketing investments for new product offerings and increased research and development expenses. In addition, in the third quarter and nine month fiscal 2008 periods, the segment’s operating income was unfavorably impacted by pre-tax expenses of $1.3 million and $4.6 million, respectively, including $1.0 million and $3.1 million classified as restructuring expenses, respectively, associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico.

Life Sciences Segment

The Life Sciences segment’s operating income increased $4.8 million and $8.5 million for the third quarter and first nine months of fiscal 2009, respectively, as compared to the same prior year periods. The segment’s operating margins were 13.5% and 9.1% for the third quarter and first nine months of fiscal 2009, respectively, representing increases of 930 basis points and 530 basis points, respectively, as compared to the same prior year periods. The improvement in operating performance was primarily driven by greater operating expense leverage as compared to the same prior year periods. The fiscal 2009 third quarter also reflects declines in capital equipment revenues as a result of the slowdown in spending by our pharmaceutical Customers, as well as our strategic business decision to improve the profitability of these capital equipment revenues. The first nine months of fiscal 2009 also reflects high revenue throughput from the first half of the fiscal year. The Life Sciences segment’s operating income for both fiscal 2009 periods includes pre-tax expenses of $2.4 million related to our restructuring actions. Both fiscal 2009 periods also include a pre-tax benefit of $1.2 million resulting from the change in our benefit policy related to paid time off.

Isomedix Segment

The Isomedix segment’s operating income increased $1.4 million and $5.0 million for the third quarter and first nine months of fiscal 2009, respectively, as compared to the same prior year periods. The segment’s operating margins were 24.4% and 24.8% for the third quarter and first nine months of fiscal 2009, respectively, representing increases of 410 basis points and 400 basis points, respectively, over the same prior year periods. The segment’s margins reflect contracted price increases and increased volumes on a relatively fixed cost base. During both fiscal 2009 periods, the Isomedix segment’s operating margins include a pre-tax benefit of $0.8 million resulting from the change in our benefit policy related to paid time off. Also included in the segment’s operating income for the first nine months of fiscal 2009 is a $2.1 million pre-tax gain on the sale of a facility located in the Chicago, Illinois area to a privately held Customer.

Liquidity and Capital Resources. The following table summarizes significant components of our cash flows for the nine months ended December 31, 2008 and 2007:

Cash Flows

(dollars in thousands)	Nine Months Ended December 31,
	2008	2007
Operating activities:
Net income	$82,869	$50,997
Non-cash items	50,606	36,900
Changes in operating assets and liabilities	(25,151)	7,048

Net cash provided by operating activities	$108,324	$94,945

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(29,704)	$(39,142)
Proceeds from the sale of property, plant and equipment	10,981	4,740
Equity investment in joint venture	(4,150)	—

Net cash used in investing activities	$(22,873)	$(34,402)

Financing activities:
Proceeds from the issuance of long-term obligations	$150,000	$—
(Payments) proceeds under credit facilities, net	(79,180)	31,925
Payments on long-term obligations	(40,500)	(500)
Deferred financing fees and debt issuance costs	(476)	(443)
Repurchases of common shares	(80,466)	(94,758)
Cash dividends paid to common shareholders	(12,981)	(10,910)
Stock option and other equity transactions, net	33,254	11,540
Tax benefit from stock options exercised	8,766	2,591

Net cash used in financing activities	$(21,583)	$(60,555)

Debt-to-captial ratio	22.7%	15.0%
Free cash flow	$89,601	$60,543

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $108.3 million for the first nine months of fiscal 2009 compared with $94.9 million for the first nine months of fiscal 2008. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items - Our non-cash items include depreciation, depletion, and amortization, share-based compensation expense, gains and losses on the disposal of property, plant, equipment, and intangibles, changes in deferred income taxes, and other items. Non-cash items were $50.6 million for the first nine months of fiscal 2009 compared with $36.9 million for the first nine months of fiscal 2008. Significant changes in these items for the first nine months of fiscal 2009 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization - Depreciation, depletion, and amortization expense is the most significant component of non-cash items. This expense totaled $43.9 million and $47.5 million for the first nine months of fiscal 2009 and 2008, respectively. The $3.6 million decrease in this expense was primarily the result of the sale of our former Erie, Pennsylvania manufacturing facility in the third quarter of fiscal 2008 and the sale of an Isomedix facility located in the Chicago, Illinois area to a privately held Customer in the second quarter of fiscal 2009.

•	(Gain) loss on the disposal of property, plant, equipment, and intangibles, net - During the first nine months of fiscal 2009, we recorded a gain of $1.4 million for the disposal of property, plant,

equipment, and intangibles, compared with a loss of $1.0 million for the same prior year period. Included in the gain recorded during the first nine months of fiscal 2009 is the $2.1 million gain on the sale of an Isomedix facility in the Chicago, Illinois area to a privately held Customer, partially offset by asset impairments related to the Fiscal 2009 Restructuring Plan. The loss during the first nine months of fiscal 2008 was primarily related to the disposal of certain assets included in the Fiscal 2006 Restructuring Plan.

•

Share-based compensation expense - We recorded non-cash share-based compensation expense of $5.7 million and $6.5 million for the first nine months of fiscal 2009 and fiscal 2008, respectively. The decline of $0.8 million reflects a decline in the number of options subject to amortization in the current fiscal year.

•

Deferred income taxes - Our deferred income tax benefits decreased $10.9 million for the first nine months of fiscal 2009, compared with an increase of $17.3 million for the first nine months of fiscal 2008. Deferred income tax balances are affected by the timing and recognition of settlements occurring during the period.

•

Other items - Other items amounted to a negative $8.3 million for the first nine months of fiscal 2009 as compared to a negative $0.8 million for the first nine months of fiscal 2008. The increase in fiscal 2009 primarily consists of a $7.9 million non-cash adjustment as a result of a change in our benefit policy with respect to paid time off and an estimated curtailment gain of approximately $0.5 million related to our Switzerland defined benefit pension plan as a result of restructuring actions taken in the third quarter of fiscal 2009.

•

Changes in operating assets and liabilities - Changes to our operating assets and liabilities amounted to a negative $25.2 million during the first nine months of fiscal 2009 and $7.0 million during the first nine months of fiscal 2008, respectively. Significant changes for the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 are summarized below:

•

Accounts receivable, net - Changes in our net accounts receivable balances provided cash of $25.7 million and $55.4 million during the first nine months of fiscal 2009 and fiscal 2008, respectively. Accounts receivable days sales outstanding was 59 days at December 31, 2008 and 2007, representing a decrease from 72 days and 77 days at March 31, 2008 and March 31, 2007, respectively. Our accounts receivable balances may change from period to period due to the timing of revenues and customer payments.

•

Inventories, net - Increases in our net inventory balances drove uses of cash of $12.8 million and $25.8 million during the first nine months of fiscal 2009 and fiscal 2008, respectively. Inventory balances in fiscal 2009 reflect higher levels of inventory related to increased raw material costs, new product inventory, and higher production volume levels, partially offset by pre-tax product rationalization expenses recorded as part of the Fiscal 2009 Restructuring Plan.

•

Other current assets - Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in other current asset balances drove uses of cash of $10.7 million and $1.4 million during the first nine months of fiscal 2009 and fiscal 2008, respectively. Balances may fluctuate from period to period due to the timing of accruals and payments. The use of cash during the first nine months of fiscal 2009 was primarily driven by the application of taxes previously on deposit with the IRS toward the settlement of certain tax years under examination, partially offset by an increase in prepaid taxes of $4.6 million attributable to fiscal 2009. Approximately $1.7 million remains on deposit with the IRS, pending the resolution of the fiscal 2006 and fiscal 2007 audit cycle, which began in fiscal 2009.

•

Accounts payable, net - Decreases in our net accounts payable balances drove uses of cash of $13.3 million and $15.2 million during the first nine months of fiscal 2009 and fiscal 2008, respectively. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net - Changes in our net accruals and other liabilities balances drove uses of cash of $35.5 million and $8.8 million during the first nine months of fiscal 2009 and fiscal 2008, respectively. During the first nine months of fiscal 2009, we paid $31.3 million in income taxes and made contributions of $3.0 million to our United States defined benefit pension plans. Income tax payments made during the first nine months of fiscal 2009 contributed to the increase in prepaid taxes of $4.6 million at December 31, 2008. Cash flows related to our accruals and other liabilities balances will change from period to period due to the timing of accruals and payments under our bonus and commission programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues and the timing of current income tax accruals and payments also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities. The net cash we used in investing activities amounted to $22.9 million for the first nine months of fiscal 2009 compared with $34.4 million for the first nine months of fiscal 2008. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008:

•

Purchases of property, plant, equipment, and intangibles, net - Capital expenditures were $29.7 million compared with $39.1 million during the same prior year period. Higher capital spending levels during the first nine months of fiscal 2008 resulted primarily from a planned expansion at one of our Isomedix facilities.

•

Proceeds from the sale of property, plant and equipment - In fiscal 2009, these proceeds include $9.5 million we received in the second quarter from the sale of an Isomedix facility located in the Chicago, Illinois area to a privately held Customer and $1.5 million we received in the third quarter from the settlement of an insurance claim. In fiscal 2008, these proceeds include $4.7 million we received in the third quarter from the sale of our former manufacturing facility located in Erie, Pennsylvania.

•

Equity investment in joint venture - During the third quarter of fiscal 2009, we invested $4.2 million in a joint venture with VTS Medical Systems Inc. designed to bring the latest high-definition video, touch-screen integration, and communication technology into hospital operating rooms.

Net Cash Used In Financing Activities. The net cash we used in financing activities totaled $21.6 million for the first nine months of fiscal 2009 compared with $60.6 million for the first nine months of fiscal 2008. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008:

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

•

Net (payments) proceeds under credit facilities - We repaid $79.2 million and borrowed $31.9 million under our revolving credit facilities during the first nine months of fiscal 2009 and fiscal 2008, respectively. Proceeds from the senior notes issued during the second quarter of fiscal 2009 were used in part to repay amounts outstanding under our revolving credit facility. The senior notes allowed us to lock-in favorable long-term rates. Amounts borrowed are generally used to fund share repurchases, working capital changes, and for other corporate purposes.

•

Payments on long-term obligations - During the third quarter of fiscal 2009, the amounts we repaid included $40.0 million for the first installment of the senior notes issued in December 2003, which matured.

•

Deferred financing fees - During the second quarter of fiscal 2009, we paid fees of $0.5 million related to the issuance of the new senior notes and amendment of the senior notes issued in December 2003. In fiscal 2008, we paid fees of $0.4 million related to the amendment and restatement of our revolving credit facility. These amounts are being amortized over the respective terms of the underlying agreements.

•

Repurchases of common shares - The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first nine months of fiscal 2009, we paid for the repurchase of 2,646,177 of our common shares at an average purchase price of $30.41 per common share. During the first nine months of fiscal 2008, we paid for the repurchase of 3,355,331 of our common shares at an average purchase price of $28.24 per common share.

•

Cash dividends paid to common shareholders - During the first nine months of fiscal 2009 and fiscal 2008, we paid cash dividends totaling $0.22 and $0.17 per outstanding common share, respectively. Total cash dividends paid during the first nine months of fiscal 2009 and fiscal 2008 amounted to $13.0 million and $10.9 million, respectively.

•

Stock option and other equity transactions, net - We receive cash for issuing common shares under our various employee stock option programs. During the first nine months of fiscal 2009 and 2008, cash proceeds from the issuance of common shares under these programs totaled $33.3 million and $11.5 million, respectively.

•

Tax benefit from stock options exercised - During the first nine months of fiscal 2009 and fiscal 2008, our income taxes were reduced by $8.8 million and $2.6 million, respectively, as a result of deductions allowed for stock options exercised.

Cash Flow Measures. Free cash flow was $89.6 million in the first nine months of fiscal 2009 compared to $60.5 million in the first nine months of fiscal 2008, reflecting an increase in cash earnings during fiscal 2009, lower capital spending, and the sale of an Isomedix facility in the second quarter of fiscal 2009. Our debt-to-capital ratio was to 22.7% at December 31, 2008 and 20.3% at March 31, 2008.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008. Our commercial commitments were approximately $33.3 million at December 31, 2008, reflecting an increase of $6.5 million in surety bonds and other commercial commitments from March 31, 2008. Except as described, our contractual commitments have not changed materially from March 31, 2008. The maximum borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2008. At December 31, 2008, the maximum amount available for borrowing under this Facility was $377.8 million. The maximum commitment limit of $400.0 million under the Facility is reduced by outstanding amounts (none) and letters of credit issued ($22.2 million) under a sub-limit within the Facility.

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

Also on August 15, 2008, we signed an amendment to various note purchase agreements, each dated December 17, 2003, that we previously entered into for the issuance of $100.0 million of senior notes in a private placement (the “December 2003 Private Placement”). This amendment, which was signed by the requisite majority in aggregate principal amount of the holders of the December 2003 Private Placement notes, modified the respective note purchase agreements primarily as they pertained to liens, electronic delivery of financial information and notices, and certain provisions regarding an intercreditor agreement.

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

As a result of current market and economic instability, the values of the assets held by our defined benefit pension plans have declined since March 31, 2008. Although the specific impact of these declines has not been determined at this time, these developments may negatively impact the funded status of the plans and result in an increase in required contributions. Actuarial valuations for the plans will be completed during the fourth quarter of fiscal 2009.

Additional information regarding our commitments and contingencies is included in note 10 to our consolidated financial statements titled, “Contingencies.”

International Operations. Since we conduct operations outside the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2009, our revenues were unfavorably impacted by $7.0 million, or 2.1%, and income before taxes was favorably impacted by $5.7 million, or 13.9%, when compared to the same period in fiscal 2008. During the first nine months of fiscal 2009, our revenues were unfavorably impacted by $1.0 million, or 0.1%, and income before taxes was favorably impacted by $3.2 million, or 2.6%, when compared to the same period in fiscal 2008. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Forward-Looking Statements. This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to us or our industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “potential,” “confidence,” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside of our control. No assurances can be provided as to any outcome from litigation, regulatory actions, administrative proceedings, government investigations, warning letters, cost reductions, business strategies, level of share repurchases, earnings and revenue trends, or other future financial results. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or raw material cost that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or our business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulations, regulatory actions, including without limitation, the previously disclosed FDA warning letter, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect our performance, results, or value, (d) the potential of international unrest or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit, pension, or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services, (f) the possibility that anticipated growth, alignment, cost savings, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental or other issues or risks associated with our business, industry, or other issues, activities, or other initiatives, including the impact on the currently marketed sterilizer or the ability to obtain clearance or market acceptance of the new sterilization system, may adversely impact our performance, results, or value, (g) the effect of the credit crisis on our ability, as well as the ability of our Customers and suppliers, to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008, under Item 1A, “Risk Factors,” in our Form 8-K filed with the SEC on January 20, 2009, and under Item 1A, “Risk Factors,” of this Form 10-Q.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and will likely continue to be involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise from the ordinary course of our business, given our size, history, complexity, and the nature of our business, Customers, regulatory environment, and industries in which we participate. These legal proceedings and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), economic loss (e.g., breach of contract, other commercial claims), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

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

On January 20, 2009, we announced that we submitted to the FDA a new liquid chemical sterilization system for 510(k) clearance. The new submission follows discussions with the FDA regarding the prior 510(k) submission issues raised in the warning letter related to our existing device. The new liquid chemical sterilization system submitted to the FDA addresses the changes referenced by the FDA in the warning letter and includes additional technology updates.

We communicated to Customers that STERIS will continue supporting the existing SYSTEM 1 installed base by providing accessories, sterilant, service and parts, and replacement processor units for at least a two year period. In the United States, STERIS will continue sales of SYSTEM 1 processors only as replacements for existing units. Once the new liquid chemical sterilization system is cleared for market use by the FDA, we will work with Customers to transition to the new product.

For fiscal 2009, ending March 31, 2009, we anticipate that this development will not have a material impact on our consolidated financial results. Beginning in fiscal 2010, we anticipate that annualized revenues will be impacted by approximately $10,000 until the new product is cleared and commercialized.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new 510(k) submission. If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1 sterile processing system and the STERIS 20 sterilant, a significant product to us, could possibly result in judgments requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. We intend to continue our discussions with the FDA and the Department of Justice to seek resolution of all other issues regarding the warning letter and the investigation.

The STERIS SYSTEM 1 sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used by approximately 5,000 users in excess of 30,000 times per day in the aggregate and that over 250 million medical instruments have been processed using the STERIS SYSTEM 1 sterile processing system. For additional information regarding this matter, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2008 filed with the SEC on May 30, 2008: “Business – Information with respect to our Business in General – Recent Events – Government Regulations”, “Risk Factors – We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition or value”, our Current Report on Form 8-K filed with the SEC on January 20, 2009, and Item 1A of Part II of this Form 10-Q titled, “Risk Factors.”

We believe we have adequately reserved for our current litigation and that the ultimate outcome of pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, claims, proceedings, investigations, including the previously discussed investigation, or their effect. We presently maintain product liability insurance coverage, and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us. Additional information regarding our contingencies is included in Item 2 of Part I titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and in note 10 to our consolidated financial statements titled, “Contingencies,” contained in this Quarterly Report on Form 10-Q.

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Except as noted above, we believe there have been no material recent developments concerning our legal proceedings since March 31, 2008 and no new material pending legal proceedings that are required to be reported.

ITEM 1A. RISK FACTORS

We believe there have been no material changes in the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the SEC on May 30, 2008, that may materially affect our business, results of operations, or financial condition, except as follows:

The current economic crisis may adversely affect us.

Adverse economic cycles or conditions could affect the Company’s results of operations. There can be no assurances when these cycles or conditions will occur or when they will improve after they occur. Conditions such as the recent turmoil in the financial markets may have an adverse effect on United States and global economies, which could negatively impact access to capital markets and investment activity within key geographic and market segments served.

Credit and liquidity problems caused by the foregoing conditions may make it difficult for some businesses to access credit markets and obtain financing. If our Customers have difficulty financing their purchases due to credit market disruptions or related factors, our business could be adversely affected. Our exposure to bad debt losses could also increase if Customers are unable to pay for products previously ordered and delivered.

In addition, as a result of the current economic instability, the investment portfolio for our defined benefit pension plans has experienced volatility and a decline in fair value since March 31, 2008. Because the values of these pension plan investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the plans and future minimum required contributions, if any, could have a material adverse effect on our liquidity, financial conditions and result of operations, but such impact cannot be determined at this time. Actuarial valuations for the plans will be completed during the fourth quarter of fiscal 2009.

We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters.

We refer to the corresponding Risk Factor set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The Risk Factor refers to the warning letter we received from the FDA on May 16, 2008 regarding our STERIS SYSTEM 1® sterile processing system. In summary, that letter outlines the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture or intended use of the system, beyond the FDA’s 1988 clearance of the device, such that the FDA asserts a new premarket notification submission is required. We responded to the warning letter. In November 2008, we received correspondence from the FDA indicating that the FDA disagreed, on a preliminary basis, with our response and that the FDA wanted to meet with us prior to finalizing its position and to outline next steps to resolve any differences between the Company and the FDA. On January 20, 2009, we announced that we submitted to the FDA a new liquid chemical sterilization system for 510(k) clearance. The new submission follows discussions with the FDA regarding the prior 510(k) submission issues raised in the warning letter related to our existing device. The new liquid chemical sterilization system submitted to the FDA addresses the changes referenced by the FDA in the warning letter and includes additional technology updates.

These or other proceedings, negotiations, or investigations involving our STERIS SYSTEM 1 sterile processing system and the STERIS 20 sterilant, a significant product to us, could possibly result in judgments requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. (For more information regarding this warning letter, see “Legal Proceedings” above.)

Most of our products, including the new liquid chemical sterilization system, must receive regulatory approvals before they can be marketed and sold in the United States and other countries.

Our operations are subject to extensive regulation in both the United States and in other countries where we do business. In Europe, our products are regulated primarily by country and community regulations of those countries within the European Economic Area and must conform to the requirements of those authorities. Government regulation applies to nearly all aspects of testing, manufacturing, safety, labeling, storing, recordkeeping, reporting, promoting, distributing, and importing or exporting of medical devices, products, and services. In general, unless an exemption applies, a sterilization, decontamination or medical device or other product, including the new liquid chemical sterilization system recently submitted to FDA for clearance, must receive regulatory approval or clearance before it can be marketed or sold. Prior to clearance by the FDA, we may not sell the new sterilization system in the United States.

Regulatory agencies may refuse to grant approval or clearance. Regulatory submissions may require the provision of additional clinical or pre-clinical data and may be time consuming and costly. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of our products, including the new liquid chemical sterilization system. If we are unable to obtain this or any other required approvals or clearances, approval supplements or clearances for our products, including the new liquid chemical sterilization system or the approvals are delayed, we may not be able to market and sell these products, which could have a material adverse affect on our business, performance, value, financial condition and results of operations.

Existing and new Customers may not purchase or use the new liquid chemical sterilization system consistent with the purchase and use of the existing STERIS SYSTEM 1.

We have submitted a 510(k) premarket notification to the FDA for a new liquid chemical sterilization system. If the new liquid chemical sterilization system is cleared for use in the United States by the FDA, we may begin to market and sell the new liquid chemical sterilization system. There can be no assurance as to the extent that such new liquid chemical sterilization system will receive market acceptance or that any such demand will be consistent with the market demand of the existing STERIS SYSTEM 1. If sales or use of the new liquid chemical sterilization system are less than the existing STERIS SYSTEM 1 that could have a material adverse effect on our business, performance, value, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 2009, we repurchased 1,000,277 of our common shares. These repurchases were pursuant to a single repurchase program, authorizing the repurchase of up to $300.0 million of our common shares, which was approved by the Company’s Board of Directors and announced on March 14, 2008. This common share repurchase authorization does not have a stated maturity date. As of December 31, 2008, $203.9 million in common shares remained available for repurchase under this common share repurchase authorization. The following table summarizes the common shares repurchased during the third quarter of fiscal 2009 under our common share repurchase program:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1-31	595,277	$30.86	595,277	$215,747
November 1-30	405,000	$29.34	405,000	$203,864
December 1-31	—	$—	—	$—

Total	1,000,277	$30.25	1,000,277	$203,864

(1)	Does not include approximately 43 shares purchased during the quarter at an average price of $26.11 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers who may be deemed to be affiliated purchasers.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	STERIS Corporation Deferred Compensation Plan Plan Document (As Amended and Restated Effective January 1, 2009).

10.2	Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer February 6, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	STERIS Corporation Deferred Compensation Plan Plan Document (As Amended and Restated Effective January 1, 2009).

10.2	Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.