Form 10-Q/A
period 2008-12-31
STERIS CORP
filed 2009-04-30
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 of STERIS Corporation (the “Company”), originally filed with the Securities and Exchange Commission on February 6, 2009, corrects a typographical error in a date contained in Exhibit 32.1 of such Quarterly Report and updates the dates of the certifications contained in Exhibits 31.1, 31.2 and 32.1 of such Quarterly Report as of the filing date of this Amendment No. 1.

Except for the correction of this error and the certification date updates, this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A does not update any disclosure from, or reflect any event occurring subsequent to, February 6, 2009, which is the filing date of the Quarterly Report on Form 10-Q as originally filed.

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
Michael J. Tokich Senior Vice President and Chief Financial Officer April 30, 2009

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