Form 10-K
period 2009-03-31
STERIS CORP
filed 2009-05-29
CIK 815065

United States Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 2008: $2,028,122,927

The number of Common Shares outstanding as of May 14, 2009: 58,458,900

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting – Part III

PART I

Throughout this Annual Report, STERIS Corporation and its subsidiaries together are called “STERIS,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year, which ends on March 31. For example, fiscal year 2009 ended on March 31, 2009.

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

We were founded as Innovative Medical Technologies in Ohio in 1985, and renamed STERIS Corporation in 1987. However, some of our businesses that have been acquired and integrated into STERIS, notably American Sterilizer Company, have much longer operating histories. With global headquarters in Mentor, Ohio, we have approximately 5,000 employees worldwide and operate in more than 60 countries. We have a direct sales force of approximately 500 and a service organization of approximately 1,100 who work diligently to ensure that we are meeting the increasingly complex needs of our Customers.

We operate in three reportable business segments: Healthcare, Life Sciences, and STERIS Isomedix Services. As a result of organizational changes within the Life Sciences segment announced in fiscal 2008, we changed our methodology for our reporting segments. The Defense and Industrial business unit, which contains businesses in early development stages, is no longer a component of the Life Sciences segment. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie, Pennsylvania manufacturing operation. Fiscal 2007 amounts have been reclassified to reflect the fiscal 2008 and fiscal 2009 presentation.

Healthcare is our largest segment, contributing 71.7% of fiscal 2009 revenues and 75.6% of our fiscal 2009 operating income. In this segment, we serve Customers anywhere surgical procedures take place by providing support directly to the operating room, as well as to the sterile processing department where instruments are reprocessed between surgeries. Our products and services enable Customers to reduce costs and improve outcomes in these critical environments.

Our second largest segment, Life Sciences, contributed 16.7% of fiscal 2009 revenues and 10.5% of our fiscal 2009 operating income. In this segment, we primarily serve pharmaceutical manufacturers and research organizations by providing decontamination and sterilization technologies, products and services that help ensure the safety of the products they produce.

STERIS Isomedix Services (“Isomedix”) performs sterilization services on a contract basis through 20 facilities in North America, where we sterilize single-use medical devices and other products in bulk prior to their delivery to the end user. This segment contributed 11.0% of fiscal 2009 revenues and 19.8% of our fiscal 2009 operating income.

Corporate and other contributed 0.6% of fiscal 2009 revenues and an operating loss of $10.3 million to our fiscal 2009 operating income.

Many factors are driving an increased awareness of the importance of infection control throughout the world. In the United States, hospitals in more than 25 states are now required to report infection rates, providing patients with information that can help shape their decisions about where to receive care. On a more global basis, emerging threats such as H1N1 virus (Swine Flu), Avian Bird Flu, Mad Cow Disease, and the rise in drug-resistant strains of bacterial diseases have gained prominence in the news, raising awareness of the need for enhanced safety on a worldwide basis. We are uniquely positioned to help address these concerns in traditional and non-traditional settings with our combination of capital equipment, consumables and services.

INFORMATION RELATED TO BUSINESS SEGMENTS

Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment. The CEO uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in note 1 to the Consolidated Financial Statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of this Annual Report. Segment performance information for fiscal years 2009, 2008, and 2007 is presented in note 12 to our Consolidated Financial Statements titled, “Business Segment Information” and in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), of this Annual Report.

HEALTHCARE SEGMENT

Description of Business. Our Healthcare segment manufactures and sells infrastructure capital equipment, accessory, consumable, and service solutions to healthcare providers, including acute care hospitals and surgery centers. These solutions aid our Customers in improving the safety, quality, productivity, and utility consumption of their surgical, sterile processing, gastrointestinal, and emergency environments.

Products Offered. These capital equipment and consumable solutions include:

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

•

Connectivity solutions such as operating room (“OR”) integration and instrument management that allow for high quality transfer of information and images throughout the hospital and between hospitals throughout the world. These solutions aid in improving the productivity and quality of Customers’ inpatient and outpatient surgical departments and centralized sterile processing functions.

Significant brand names for these products include STERIS SYSTEM 1®, Amsco®, Hamo®, Reliance®, Cmax®, Harmony®, Kindest Kare®, Alcare®, Verify®, and Cal Stat®.

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

Customer Concentration. Our Healthcare segment manufactures and sells capital equipment, consumables, and services to Customers in the United States and throughout the rest of the world. For the year ended March 31, 2009, the segment generated revenues in the United States and internationally of $711.9 million and $219.4 million, respectively. For the year ended March 31, 2009, no Customer represented more than 10% of the Healthcare segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.

Competition. Our Healthcare segment manufactures and sells capital equipment, consumables, and services to Customers in the United States and throughout the rest of the world. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include Getinge, Johnson & Johnson, 3M, Belimed, Berchtold, Cantel Medical, Cardinal, Ecolab, Hill-Rom, Kimberly-Clark, Skytron, and Stryker.

LIFE SCIENCES SEGMENT

Description of Business.  Our Life Sciences segment manufactures and sells a broad range of capital equipment, formulated cleaning chemistries, and service solutions to pharmaceutical companies, and private and public research facilities around the globe.

Products Offered.  These capital equipment and formulated cleaning chemistries include:

•	Sterilizers used in the manufacture of pharmaceuticals and biopharmaceuticals as well as sterilizers for equipment and instruments used in research studies, mitigating the risk of contamination.

•

Washer/disinfectors that decontaminate various large and small materials and components used in pharmaceutical and industrial manufacturing processes and in research labs, such as glassware, vessels, equipment parts, drums, hoses, and animal cages.

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

Significant brand names for these products include Amsco®, Reliance®, Finn-Aqua®, Kindest Kare®, Alcare®, Verify®, and Cal Stat®.

Services Offered.  Our Life Sciences segment offers various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We utilize remote equipment monitoring technology to improve Customers’ equipment uptime. We also offer consulting services and technical support to architecture and engineering firms and laboratory planners. Our services deliver expertise in decontamination and infection control technologies and processes to end users. Our service personnel also provide higher-end validation services in support of our pharmaceutical Customers subject to pharmaceutical manufacturing requirements.

Customer Concentration.  Our Life Sciences segment manufactures and sells capital equipment, consumables, and services to Customers in the United States and throughout the rest of the world. For the year ended March 31, 2009, the segment generated revenues in the United States and internationally of $138.4 million and $78.3 million, respectively. For the year ended March 31, 2009, no Customer represented more than 10% of the Life Sciences segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.

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

STERIS ISOMEDIX SERVICES SEGMENT

Description of Business.  Our Isomedix segment operates through a network of 20 facilities located in North America. We sell a comprehensive array of contract sterilization services using Gamma Irradiation (“Gamma”), Ethylene Oxide (“EO”) technologies, and to a lesser extent, Electron Beam Irradiation (“E-Beam”). We provide sterilization, microbial reduction, and materials modification services to companies that supply products to the healthcare, industrial, and consumer product industries.

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

Customer Concentration.  Our Isomedix segment operates in North America. For the year ended March 31, 2009, the segment generated revenues in the United States and Canada of $135.4 million and $7.2 million, respectively. The segment’s services are offered to Customers throughout the footprint of our network. For the year ended March 31, 2009, no Customer represented more than 10% of the segment’s revenues. Because of a largely fixed cost structure, the loss of a single Customer could have a material impact on the segment’s results of operations or cash flows but would not be expected to have a material impact on STERIS.

Competition.  Isomedix operates in a highly regulated industry and competes in North America with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

Recent Events

VTS Medical Systems Inc. Joint Venture.  During the third quarter of fiscal 2009, we announced a joint venture with VTS Medical Systems Inc. designed to bring the latest high-definition video, touch-screen integration, and communication technology into hospital operating rooms. We invested $4.2 million in this joint venture.

Restructuring – Fiscal 2009 Restructuring Plan.  During the third quarter of fiscal 2009, we adopted a restructuring plan intended to enhance our profitability and improve efficiency primarily by reducing ongoing international operating costs (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We will also close our sales offices in Japan. These actions are expected to directly impact approximately 100 employees worldwide.

In fiscal 2009, we recorded $15.6 million in pre-tax expenses related to these actions, of which $4.8 million was recorded as restructuring expenses and $10.8 million was recorded in cost of revenues. We do not expect to incur significant additional restructuring expenses related to the Fiscal 2009 Restructuring Plan. We are continuing to evaluate all of our operations for opportunities to enhance performance, but have not committed to any additional specific actions.

Restructuring – Fiscal 2008 Expense Reduction Program.  During the fourth quarter of fiscal 2008, we adopted a restructuring plan primarily focused on our North American operations (the “Fiscal 2008 Restructuring Plan”). As part of this plan, we announced that we would close two sales offices and rationalize certain products. We also took steps to reduce the workforce in certain support functions. Across all of our reporting segments approximately 90 employees, primarily located in North America, have been directly impacted. These restructuring actions are designed to enhance profitability and improve efficiency by reducing ongoing operating costs.

During fiscal 2009, we did not incur any additional significant restructuring expenses related to the Fiscal 2008 Restructuring Plan, and we settled certain termination benefits and other costs for less than originally expected. Also in fiscal 2009, we reversed our decision to close one of the sales offices, because a satisfactory exit from our warranty and service obligations could not be achieved. As a result, we have reversed restructuring expenses recorded in fiscal 2008 totaling approximately $1.0 million. In fiscal 2008, we recorded pre-tax expenses totaling $15.8 million related to these actions, of which $11.7 million was recorded as restructuring expenses and $4.1 million was recorded in cost of revenues.

Restructuring – European Restructuring Plan.  During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). As part of this plan, we closed two sales offices. We also took steps to reduce the workforce in certain European support functions. These actions are intended to improve our cost structure in Europe. Approximately 40 employees were directly impacted in various European locations. During fiscal 2009, fiscal 2008, and fiscal 2007, we recorded pre-tax expenses of $0.1 million, $0.1 million, and $1.7 million, respectively, related to the European Restructuring Plan. In the fourth quarter of fiscal 2009, we settled the remaining obligations associated with this plan.

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

In fiscal 2009, we did not incur any restructuring expenses related to the Fiscal 2006 Restructuring Plan and we settled certain severance and related benefit payment obligations for less than originally expected. During fiscal 2008 and fiscal 2007, we incurred pre-tax restructuring expenses of $3.6 million and $4.9 million, respectively, primarily for non-cash expenses related to asset write-downs, and severance and termination benefits related to the transfer of our Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions. In the fourth quarter of fiscal 2009, we settled the remaining obligations associated with the Fiscal 2006 Restructuring Plan.

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

Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless steel, organic chemicals, fuel, and plastic components. These raw materials and supplies are available from several suppliers and in sufficient quantities that we do not expect any significant sourcing problems in fiscal 2010. We have longer-term supply contracts for certain materials, such as cobalt-60 isotope used by the Isomedix segment, for which there are few suppliers.

We have recently experienced higher prices for raw materials such as chemicals and various metals, which are important to our operations. While cost and availability are unpredictable, we have not experienced any difficulty, and do not expect significant difficulty, in obtaining the raw materials, sub-assemblies, components, or other supplies we need for our operations.

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

As of March 31, 2009, we held 280 United States patents and 626 foreign patents and had 96 United States patents and 374 foreign patents pending. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2009, we had a total of 905 trademark registrations in the United States and in various foreign countries.

Research and Development.  Research and development is an important factor in our long-term strategy. For the years ended March 31, 2009, 2008, and 2007, research and development expenses were $32.8 million, $36.9 million, and $33.6 million, respectively. We incurred these expenses primarily for the research and development of commercial products.

New products were a key element of our success in growing revenues in a tough economic environment. In the operating room, the Harmony® LED Lighting and Visualization System brought surgical lighting, high definition images and surgeon comfort to a new level. Our V-PRO™ 1 low temperature sterilizer and the new Reliance Vision Single-chamber Washer improve efficiencies in the sterile processing department by increasing the number and volume of instruments that can be reprocessed compared with older units. Our most recent introduction is the 5085 SRT Surgical Table, the first sliding, rotating and transporting table to be released in the United States as a single-driver transport device for the operating suite. The table is designed to enhance both patient and staff safety by reducing the transfer risk before and after surgery.

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

If we fail to comply with any applicable regulatory requirements, sanctions could be imposed on us. For more information about the risks we face regarding regulatory requirements, see Part I, Item 1A of this Annual Report titled, “Risk Factors, We are subject to extensive regulatory requirements ….”

We have received warning letters, paid civil penalties, conducted product recalls, and been subject to other regulatory sanctions. For example, we received a warning letter from the FDA on May 16, 2008 concerning our STERIS SYSTEM 1® sterile processing system. See Part I, Item 1A of this Annual Report titled, “Risk Factors, We may be adversely affected by product liability claims…,” “Risk Factors, Most of our products, including the liquid chemical sterilization system…,” and “Risk Factors, Existing and new Customers may not purchase…:” See also Part I, Item 3, “Legal Proceedings” for further information on this warning letter and other issues and their potential impact. We believe that we are currently compliant in all material respects with applicable regulatory requirements. However, we cannot assure you that future or current regulatory, governmental, or private action will not have a material adverse affect on STERIS or its performance, results, or financial condition.

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

Employees.   As of March 31, 2009, we had approximately 5,000 employees throughout the world. We believe we have good relations with our employees.

Methods of Distribution.  As of March 31, 2009, we employed approximately 1,200 direct field sales and service representatives within the United States and approximately 400 in international locations. Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house Customer service and field support departments. We also contract with distributors in select markets.

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

International Operations.  Our objective is to expand internationally, as we currently only serve a small portion of the world that could benefit from our products. Through our subsidiaries, we operate in various international locations within the same business segments as in the United States. For the year ended March 31, 2009, international revenues were $305.0 million, or 23.5%, of our total revenues and international cost of revenues were 31.0% of our total cost of revenues. Revenues from Europe, Canada, and other international locations were 54.7%, 20.1%, and 25.2%, respectively, of our total international revenues for the year ended March 31, 2009.

Also see note 12 to our Consolidated Financial Statements titled, “Business Segment Information,” and Item 7, “MD&A” for a geographic presentation of our revenues for the three years ended March 31, 2009.

We conduct manufacturing in the United States, Canada, Mexico, and various European countries. There are, in varying degrees, a number of inherent risks to our international operations. We describe these risks in Part I, Item 1A of this Annual Report titled, “Risk Factors, We conduct manufacturing, sales, and distribution operations on a worldwide basis….”

Fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2009, revenues were unfavorably impacted by $13.1 million, or 1.0%, and income before taxes was favorably impacted by $5.8 million, or 3.3%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2009, we had a backlog of $165.0 million. Of this amount, $119.8 million and $45.2 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2008, we had backlog orders of $142.2 million. Of this amount $98.0 million and $44.2 million related to our Healthcare and Life Sciences segments, respectively. A significant portion of the backlog orders in both years were expected to ship in the next fiscal year.

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

Adverse economic cycles or conditions and Customer, regulatory or government response thereto, could affect our results of operations. There can be no assurances when these cycles or conditions will occur or when they will improve after they occur. Circumstances such as the current ongoing adverse financial market conditions and the worldwide business downturn have had a significant adverse effect on United States and global economies, which has negatively impacted access to capital markets and investment activity within key geographic and market segments served.

Credit and liquidity problems caused by the foregoing conditions may make it difficult for some businesses to access credit markets and obtain financing and may cause some businesses to curtail spending to conserve cash in anticipation of further business slowdowns and liquidity needs. If our Customers have difficulty financing their purchases due to credit market disruptions or related factors or because of other operational problems they may be experiencing or otherwise decide to curtail their purchases, our business could be adversely affected. Our exposure to bad debt losses could also increase if Customers are unable to pay for products previously ordered and delivered. Also, the continuing financial market turmoil may limit the ability of our lenders to satisfy their obligations to us to provide funding and letters of credit or the ability of our insurers to respond to a claim under an insurance policy.

In addition, as a result of the current economic situation, the investment portfolio for our defined benefit pension plans has experienced volatility and a significant decline in fair value since March 31, 2008. Because the values of these pension plan investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the plans and future minimum required contributions, if any, could have a material adverse effect on our liquidity, financial conditions and result of operations. We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We anticipate making contributions of approximately $9.4 million to the defined benefit pension plans in fiscal 2010.

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

Our success depends, in part, on our ability to design, manufacture, distribute, and achieve market acceptance of new products with higher functionality and lower costs.

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

We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition, or value.

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

Regulatory agencies may refuse to grant approval or clearance, or review and disagree with our decision that regulatory approval is not required. Regulatory submissions may require the provision of additional data and may be time consuming and costly. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact our ability to market a previously cleared or approved device. Refer also to the “Risk Factor” below titled, “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters” and the “Risk Factor” below titled “Most of our products, including the liquid chemical sterilization system, must receive regulatory approvals before they can be marketed and sold in the United States and other countries.” and to Part I, Item 3, “Legal Proceedings” for further information.

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

Consolidations among our healthcare and pharmaceutical Customers may result in a loss of Customers or more significant pricing pressures.

A number of our Customers have consolidated. These consolidations are due in part to healthcare cost reduction measures initiated by competitive pressures as well as legislators, regulators and third-party payors. In an effort to attract Customers, some of our competitors have also reduced production costs and lowered prices. This has resulted in greater pricing pressures on us and in some cases loss of Customers. Additional consolidations could result in a loss of Customers or more significant pricing pressures.

If our cost reduction and restructuring efforts are ineffective, our profitability may be hurt or our business otherwise might be adversely affected.

We have undertaken various cost reduction and restructuring activities, including the restructuring activities announced in January 2006 and, in particular, the transfer of our Erie, Pennsylvania manufacturing operations to Mexico. In the fourth quarter of fiscal 2008, we announced cost reduction activities intended to generate annualized operating expense savings of approximately $30 million through direct and indirect overhead expense reductions and other savings. More recently, in the third quarter of fiscal 2009, we announced cost reduction activities primarily related to our international operations, which were intended to generate annualized cost savings of approximately $20 million to be realized over the next several years. These efforts may not produce the full efficiencies and cost reduction benefits we expect or efficiencies and benefits might be delayed. Implementation costs also might exceed expectations and further cost reduction measures might become necessary, resulting in additional future charges. If these cost reduction and restructuring efforts are not properly implemented or are unsuccessful, we might experience business disruptions or our business otherwise might be adversely affected.

Decreased availability or increased costs of raw materials or energy supplies or other supplies might increase our production costs or limit our production capabilities.

We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key materials include stainless steel, organic chemicals, fuel, cobalt, and plastic components. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. In some situations, we may be able to limit price increases or assure availability through supply agreements. Otherwise, raw material prices and availability are subject to numerous factors outside of our control, including those described above. Increases in prices or decreases in availability of raw materials and oil and gas might impair our procurement of necessary materials or our product production, or might increase production costs. In addition, energy costs impact our transportation and distribution and other supply and sales costs. Also, a number of our key materials and components are single-sourced or have a limited number of suppliers. Shortages in supply or increases in the price of raw materials, components and energy supplies may adversely impact our business, performance, value, financial condition, and results of operations to the extent our increased costs can not be passed on to our Customers.

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

Changes in healthcare laws or government and other third-party payor reimbursement levels to healthcare providers, or failure to meet healthcare reimbursement or other requirements might negatively impact our business.

We sell many of our products to hospitals and other healthcare providers and pharmaceutical manufacturers,. Many of these Customers are subject to or supported by government programs or receive reimbursement for services from third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans, and managed care programs. In the United States, many of these programs set maximum reimbursement levels for these healthcare services and can have complex reimbursement requirements. Outside the United States, reimbursement systems vary significantly by country. However, government-managed healthcare systems control reimbursement for healthcare services in many foreign countries. In these countries, like the United States, public budgetary constraints may significantly impact the ability of hospitals, pharmaceutical manufacturers, and other Customers supported by such systems to purchase our products. If government or other third-party payors deny or change coverage, reduce their current levels of reimbursement for healthcare services, or if our costs increase more rapidly than reimbursement level increases or we do not satisfy the standards or requirements for reimbursement, our revenues or profitability may suffer and our business, performance, value, financial condition and results of operations may be adversely affected.

Our products are subject to recalls, even after receiving United States or foreign regulatory clearance or approval.

Ongoing medical device reporting regulations require that we report to appropriate governmental authorities in the United States and/or other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to a death or serious injury if the malfunction were to recur. Governmental authorities can require product recalls for material deficiencies or defects in product design or manufacturing, including labeling, or component failure. For the same reasons, we may voluntarily elect to recall a product. Any recall would divert managerial and financial resources and might harm our reputation among our Customers and other healthcare professionals who use or recommend the products. Product recalls, suspensions, re-labeling, or other change might have a material adverse affect on our business, performance, value, financial condition, or results of operations.

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

We rely on a combination of patents, trade secrets, know-how, and confidentiality agreements to protect the proprietary aspects of our technology. These measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of our proprietary rights. Litigation may also be brought against us claiming that we have violated the intellectual property rights of others. Litigation may be costly and may divert management’s attention from other matters. Additionally, in some foreign countries with weaker intellectual property rights, it may be difficult to maintain and enforce patents and other proprietary rights or defend against claims of infringement. If we are unable to obtain necessary patents, our patents and other proprietary rights are successfully challenged, or competitors independently develop substantially equivalent information and technology or otherwise gain access to our proprietary technology, our business, performance, value, financial condition, and results of operations may be adversely affected.

We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters.

We face an inherent business risk of exposure to product liability claims and other legal and regulatory actions. A significant increase in the number, severity, amount, or scope of these claims and actions may result in substantial costs and harm our reputation or otherwise adversely affect product sales and our business. Product liability claims and other legal and regulatory actions may also distract management from other business responsibilities.

We are also subject to a variety of other types of claims, proceedings, investigations, and litigation initiated by government agencies or third parties and other potential risks and liabilities. These include compliance matters, product regulation and safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, or other similar or different matters. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs restrictions on product use or sales, or otherwise injure our business.

Administratively or judicially imposed sanctions might include warning letters, fines, civil penalties, criminal penalties, loss of tax benefits, injunctions, product seizure, recalls, re-labeling, detention, and/or debarment. We also might be required to take actions such as payment of substantial amounts, or revision of financial statements, or to take the following types of actions with respect to our products, services, or business:

•	redesign, re-label, or recall products;

•	cease manufacturing and selling products;

•	seizure of product inventory;

•	court injunction against further marketing and sale of products;

•	consent decree, which could result in further regulatory constraints;

•	dedication of significant internal and external resources to respond to and comply with legal and regulatory issues and constraints;

•	claims, litigation, and other proceedings brought by Customers, users, governmental agencies, and others;

•	disruption of product improvements and product launches;

•	discontinuation of certain product lines; or

•	other restrictions or limitations on product sales, use or operation, or other activities or business practices.

Some product replacements or substitutions may not be possible or may be prohibitively costly or time consuming. An example of a type of matter described above is the warning letter we received from the FDA on May 16, 2008 regarding our STERIS SYSTEM 1® sterile processing system. In summary, that letter outlines the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture or intended use of the system, beyond the FDA’s 1988 clearance of the device, such that the FDA asserts a new premarket notification submission is required. We responded to the warning letter. In November 2008, we received correspondence from the FDA indicating that the FDA disagreed, on a preliminary basis, with our response and that the FDA wanted to meet with us prior to finalizing its position and to outline next steps to resolve any differences between the Company and the FDA. On January 20, 2009, we announced that we submitted to the FDA a new liquid chemical sterilization system for 510(k) clearance. The new submission follows discussions with the FDA regarding the prior 510(k) submission issues raised in the warning letter related to our existing device. The new liquid chemical sterilization system submitted to the FDA addresses the changes referenced by the FDA in the warning letter and includes additional technology updates. We also communicated to Customers that STERIS will continue supporting the existing STERIS SYSTEM 1® installed base by providing accessories, sterilant, service and parts, and replacement processor units for at least a two year period. In the United States, STERIS will continue sales of STERIS SYSTEM 1® processors only as replacements for existing units. Once the new liquid chemical sterilization system is cleared for market use by the FDA, we will work with Customers to transition to the new product. These or other proceedings, negotiations, or investigations involving our STERIS SYSTEM 1® sterile processing system and the STERIS’s S20TM sterilant, could, in addition to the actions listed above, possibly require us to take other actions, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. (For more information regarding this warning letter, see Part I, Item 3, “Legal Proceedings” below.)

The results of legal, regulatory, or compliance claims, proceedings, investigations, or litigation are difficult to predict. An unfavorable resolution or outcome of the recent FDA warning letter regarding our STERIS SYSTEM 1® sterile processing system or any other legal, regulatory or compliance claim, or matter regarding any other significant product, service, or obligation of ours, could materially and adversely affect our business, performance, value, financial condition, and results of operations.

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

Most of our products, including the liquid chemical sterilization system, submitted to the FDA in January 2009, must receive regulatory approvals before they can be marketed and sold in the United States and other countries.

Our operations are subject to extensive regulation in both the United States and in other countries where we do business. In Europe, our products are regulated primarily by country and community regulations of those countries within the European Economic Area and must conform to the requirements of those authorities. Government regulation applies to nearly all aspects of testing, manufacturing, safety, labeling, storing, recordkeeping, reporting, promoting, distributing, and importing or exporting of medical devices, products, and services. In general, unless an exemption applies, a sterilization, decontamination or medical device or other product, including the liquid chemical sterilization system submitted to the FDA in January, 2009 for clearance, must receive regulatory approval or clearance before it can be marketed or sold. Prior to clearance by the FDA, we may not sell the new sterilization system in the United States.

Regulatory agencies may refuse to grant approval or clearance. Regulatory submissions may require the provision of additional data and may be time consuming and costly. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of our products, including the new liquid chemical sterilization system. If we are unable to obtain this or any other required approvals or clearances, approval supplements or clearances for our products, including the new liquid chemical sterilization system or the approvals are delayed, we may not be able to market and sell these products, which could have a material adverse affect on our business, performance, value, financial condition and results of operations.

Existing and new Customers may not purchase or use the new liquid chemical sterilization system consistent with the purchase and use of the existing STERIS SYSTEM 1®.

In January 2009, we submitted a 510(k) premarket notification to the FDA for a new liquid chemical sterilization system. If the liquid chemical sterilization system is cleared for use in the United States by the FDA, we may begin to market and sell the system. There can be no assurance as to the extent that such new liquid chemical sterilization system will receive market acceptance or that any such demand will be consistent with the market demand of the existing STERIS SYSTEM 1®. If sales or use of the new liquid chemical sterilization system are less than the existing STERIS SYSTEM 1®, that could have a material adverse effect on our business, performance, value, financial condition and results of operations.

We engage in acquisitions and affiliations, divestitures, and other business arrangements. Our growth may be adversely affected if we are unable to successfully identify, price, and integrate strategic business candidates or otherwise optimize our business portfolio.

Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, and other actions to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. Our success will also depend on our ability to integrate the businesses acquired or to develop satisfactory working arrangements with our strategic partners in joint ventures or other affiliations, or to divest or realign non-strategic businesses. Competition for strategic business candidates may result in increases in costs and price for acquisition candidates, and market valuation issues may reduce the value available for divestiture of non-strategic businesses. These types of transactions are also subject to a number of risks and uncertainties, including:

•	delays in realizing the benefits of the transactions;

•	diversion of management’s time and attention from other business concerns;

•	difficulties in retaining key employees, Customers, or suppliers of the acquired or divested businesses;

•	difficulties in maintaining uniform standards, controls, procedures and policies, or other integration or divestiture difficulties;

•	adverse effects on existing business relationships with suppliers or Customers;

•	other events contributing to difficulties in generating future cash flows;

•	risks associated with the assumption of contingent or undisclosed liabilities of acquisition targets or retention of liabilities for divested businesses; and

•	difficulties in obtaining or satisfying financing.

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

The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2009. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

In the table below, “Contract Sterilization” refers to locations of the Isomedix segment and “Sterilization Services” refers to locations of the Healthcare segment. “Manufacturing,” “Warehousing,” “Operations,” or “Sales Offices” refer to locations serving both the Healthcare and Life Sciences segments.

U.S. Locations (including Puerto Rico)
Owned Locations		Leased Locations
Montgomery, AL	Manufacturing	Montgomery, AL	Warehousing
Nogales, AZ	Contract Sterilization	San Diego, CA	Contract Sterilization
Ontario, CA	Contract Sterilization	Morton Grove, IL	Contract Sterilization
Temecula, CA	Contract Sterilization	Bel Air, MD	Sales Office
Libertyville, IL (2 locations)	Contract Sterilization	St. Louis, MO	Warehousing/Distribution
Northborough, MA	Contract Sterilization	Mentor, OH (2 locations)	Administrative Offices
St. Louis, MO	Manufacturing		Administrative Offices/ Operations
Groveport, OH	Contract Sterilization	Minneapolis, MN	Contract Sterilization
South Plainfield, NJ	Contract Sterilization	Reno, NV	Warehousing
Whippany, NJ	Contract Sterilization	Erie, PA (2 locations)	Administrative Offices
Chester, NY	Contract Sterilization		Warehousing
Mentor, OH (7 locations)	Corporate Headquarters	Nashville, TN	Sterilization Services
	Sales/Marketing Offices	Grand Prairie, TX	Contract Sterilization
Administrative Offices
Manufacturing/Warehousing
Manufacturing/Operations
Vega Alta, PR	Contract Sterilization
Spartanburg, SC	Contract Sterilization
El Paso, TX (2 locations)	Contract Sterilization
Sandy, UT	Contract Sterilization

International Locations
Owned Locations		Leased Locations
Whitby, Canada	Contract Sterilization	Brussels, Belgium	Sales Office
Quebec City, Canada	Manufacturing	Sao Palo, Brazil	Sales Office
Leicester, England (2 locations)	Manufacturing/Warehousing	Mississauga, Canada	Warehousing/Sales Office
Tuusula, Finland	Manufacturing/Sales Office	St. Laurent, Canada	Sales Office
Pieterlen, Switzerland	Manufacturing/Sales Office	Shanghai, China	Sales Office
		Basingstoke, England	European Corporate Headquarters/Sales Office
		Saran, France	Manufacturing/Sales Office
		Cologne, Germany	Sales Office
		Halandri, Greece	Sales Office
		Moscow, Russia	Sales Office
		Calcutta, India	Sales Office
		Segrate, Italy	Sales Office
		Tokyo, Japan	Sales Office
		Petaling Jaya, Malaysia	Sales Office
		Guadalupe, Mexico	Manufacturing
		Singapore	Sales Office
		Madrid, Spain	Sales Office

ITEM 3.	LEGAL PROCEEDINGS

We are, and will likely continue to be involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise from the ordinary course of our business, given our size, history, complexity, and the nature of our business, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), economic loss (e.g., breach of contract, other commercial claims), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

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

On May 16, 2008, we received a warning letter (the “warning letter”) from the FDA regarding our STERIS SYSTEM 1® sterile processor and the STERIS™ 20 sterilant used with the processor (referred to collectively in the FDA letter and in this Item 3 as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the warning letter included the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter referenced a number of changes to the device that, according to the FDA, require a new premarket notification submission, and asserted that our failure to make such a submission resulted in violations of applicable law. The warning letter also requested documentation and explanation regarding various corrective actions related to the device prior to 2003, and whether those actions should be considered corrections or removals requiring notice under applicable FDA regulations. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter are not correct.

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

We communicated to Customers that STERIS will continue supporting the existing STERIS SYSTEM 1® installed base by providing accessories, sterilant, service and parts, and replacement processor units for at least a two year period. In the United States, STERIS will continue sales of STERIS SYSTEM 1® processors only as replacements for existing units. Once the new liquid chemical sterilization system is cleared for market use by the FDA, we will work with Customers to transition to the new product.

For fiscal 2009, this development did not have a material impact on our consolidated financial results. Beginning in fiscal 2010, we anticipate that annualized revenues will be impacted by approximately $10.0 million until the new product is cleared and commercialized.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new 510(k) submission. If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1® sterile processing system and STERIS’s S20TM sterilant, a significant product to us, could possibly result in judgments requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. We intend to continue our discussions with the FDA and the Department of Justice to seek resolution of all other issues regarding the warning letter and the investigation.

The STERIS SYSTEM 1® sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used by approximately 5,000 users in excess of 30,000 times per day in the aggregate and that over 275 million medical instruments have been processed using the STERIS SYSTEM 1® sterile processing system.

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

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

Executive Officers of the Registrant.  The following table presents certain information regarding our executive officers as of May 29, 2009. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
William L. Aamoth	55	Vice President and Corporate Treasurer
R. Gregoire Blackmore	50	Senior Vice President and Group President, Life Sciences
Dr. Peter A. Burke	60	Senior Vice President and Chief Technology Officer
Timothy L. Chapman	47	Senior Vice President and Group President, Healthcare
Mark D. McGinley	52	Senior Vice President, General Counsel, and Secretary
Robert E. Moss	64	Senior Vice President and Group President, STERIS Isomedix Services
Gerard J. Reis	57	Senior Vice President, Government and Administration
Walter M Rosebrough, Jr.	55	President and Chief Executive Officer
Michael J. Tokich	40	Senior Vice President and Chief Financial Officer

The following discussion provides a summary of each executive officer’s recent business experience:

William L. Aamoth serves as Vice President and Corporate Treasurer. He assumed this role in July 2002.

R. Gregoire Blackmore serves as Senior Vice President and Group President, Life Sciences. He assumed this role in December 2008. He joined STERIS in January 2004 and served as Vice President and General Manager, Services until December 2008.

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

Walter M Rosebrough, Jr. serves as President and Chief Executive Officer. He assumed this role when he joined STERIS in October 2007. Mr. Rosebrough also joined our Board of Directors in October 2007. Prior to his employment with STERIS, Mr. Rosebrough served from February 2005 to September 2007 as President and Chief Executive Officer of Coastal Hydraulics, Inc., a provider of hydraulic and pneumatic systems, equipment, and services used in industrial, marine and mobile equipment applications, a company that he purchased in 2005. From January 2003 until February 2005, Mr. Rosebrough was involved in a variety of personal business matters.

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

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2009
High	$28.24	$37.61	$38.93	$33.09
Low	19.20	21.75	28.21	25.40
Fiscal 2008
High	$31.05	$30.28	$31.15	$31.71
Low	20.71	26.52	25.45	25.23

Holders.  As of May 14, 2009, there were approximately 1,245 holders of record of our common shares. However, we believe that we have a significantly larger number of beneficial holders of common shares.

Dividend Policy.  The Company’s Board of Directors decides the timing and amount of any dividends we may pay. During fiscal 2009, we paid cash dividends totaling $0.30 per outstanding common share ($0.06 per outstanding common share to common shareholders of record on May 14, 2008 and $0.08 per outstanding common share to common shareholders of record on each of the following record dates: August 14, 2008, November 11, 2008, and February 11, 2009). During fiscal 2008, we paid cash dividends totaling $0.23 per outstanding common share ($0.05 per outstanding common share to common shareholders of record on May 16, 2007 and $0.06 per outstanding common share to common shareholders of record on each of the following record dates: August 15, 2007, November 14, 2007 and February 12, 2008).

Recent Sales of Unregistered Securities.  None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table presents information about stock repurchases we made during the fourth quarter of fiscal 2009:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	(d) Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans at Period End (2)
January 1 - 31	—	$—	—	$203,864
February 1 - 28	—	—	—	203,864
March 1 - 31	—	—	—	203,864
Total	—	$—	—	$203,864

(1)	Does not include 150 shares purchased during the quarter at an average price of $23.33 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.
(2)	On March 14, 2008, we announced that the Company’s Board of Directors provided authorization to repurchase up to $300.0 million of our common shares. As of March 31, 2009, $203.9 million in common shares remained authorized for repurchase under the current share repurchase authorization. This authorization does not have a stated maturity date. We provide information about our full year fiscal 2009 share repurchase activity in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended March 31,	2009(1)	2008(1)	2007(1)	2006(1)(2)(3)	2005(2)(3)
	(in thousands, except per share data)
Statements of Income Data:
Revenues	$1,298,525	$1,265,090	$1,197,407	$1,160,285	$1,081,674
Gross profit	526,742	510,603	492,253	484,185	461,921
Restructuring expenses	3,554	15,461	6,584	25,308	—
Income from continuing operations	175,445	123,545	137,701	109,698	141,344
Income taxes	55,800	42,693	51,833	45,172	54,620
Income from discontinued operations, net of tax	—	—	—	1,109	2,308
Gain on the sale of discontinued operations, net of tax	—	—	1,058	6,234	—
Net income	110,685	77,106	82,155	70,289	85,980
Basic income per common share:
Income from continuing operations	$1.88	$1.22	$1.24	$0.92	$1.21
Income from discontinued operations	—	—	0.02	0.11	0.03
Net income	$1.88	$1.22	$1.26	$1.03	$1.24
Shares used in computing net income per common share – basic	58,778	63,300	65,174	68,238	69,254
Diluted income per common share:
Income from continuing operations	$1.86	$1.20	$1.23	$0.91	$1.20
Income from discontinued operations	—	—	0.02	0.11	0.03
Net income	$1.86	$1.20	$1.25	$1.02	$1.23
Shares used in computing net income per common share – diluted	59,544	64,124	65,731	68,939	70,022
Dividends per common share	$0.30	$0.23	$0.18	$0.16	$—
Balance Sheets Data:
Working capital	$351,104	$283,017	$267,321	$239,002	$198,316
Total assets	1,216,939	1,239,292	1,209,170	1,188,973	1,185,722
Long-term indebtedness	210,000	179,280	100,800	114,480	104,274
Total liabilities	499,203	533,140	434,878	458,146	430,084
Total shareholders’ equity	717,736	706,152	774,292	730,827	755,638

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Certain balance sheet reclassifications have been made to conform to the fiscal 2007 presentation.
(3)	On October 31, 2005, we completed the sale of our lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). As a result of this transaction, we recorded an after-tax gain of approximately $7.3 million ($6.2 million in fiscal 2006 and $1.1 million in fiscal 2007). The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences segment. This product line is presented as a discontinued operation in our financial statements. Revenues, cost of revenues, operating expenses, and income taxes related to this product line are combined in a single line on the income statement for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In Management’s Discussion and Analysis (“MD&A”), we explain the general financial condition and the results of operations for STERIS and its subsidiaries including:

•	what factors affect our business;

•	what our earnings and costs were;

•	why those earnings and costs were different from the year before;

•	where our earnings came from;

•	how this affects our overall financial condition;

•	what our expenditures for capital projects were; and

•	where cash will come from to fund future growth outside of core operations, repurchase common shares, and pay cash dividends and fund future working capital needs.

The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2009, 2008 and 2007, as well as Part I, Item 1A, “Risk Factors” and Part I, Item 3, “Legal Proceedings” for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.

FINANCIAL MEASURES

When we discuss our financial condition and the results of our operations, we, at times, may refer to financial measures that are not required to be presented in the consolidated financial statements under accounting principles generally accepted in the United States. We sometimes use the following financial measures in the context of this discussion and define these financial measures as follows:

•

Backlog – We define backlog as the amount of unfilled capital purchase orders at a point in time. We use this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•

Debt-to-total capital – We define debt-to-capital as total debt divided by the sum of debt and shareholders’ equity. We use this figure as a financial liquidity measure to gauge our ability to borrow, provide strength/protection against creditors, fund growth, and measure the risk of our financial structure.

•

Net debt-to-total capital – We define net debt-to-capital as total debt less cash (“net debt”) divided by the sum of net debt and shareholders’ equity. We also use this figure as a financial liquidity measure and to measure the risk of our financial structure.

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

We, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. Non-GAAP financial measures we may use are as follows:

•

Free cash flow – We define free cash flow as cash flows from operating activities as presented in the Consolidated Statements of Cash Flows, which are presented in Item 8, “Financial Statements and Supplementary Data,” less purchases of property, plant and equipment, net, plus proceeds from the sale of property, plant and equipment, which are also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2009 and 2008:

Years Ended March 31,	2009	2008
	(dollars in millions)
Cash flows provided by operating activities.	$167.4	$143.4
Purchases of property, plant and equipment, and intangibles, net.	(40.9)	(57.0)
Proceeds from the sale of property, plant and equipment, and intangibles	19.3	5.2
Free Cash Flow	$145.8	$91.6

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

•

Product Revenues – We define product revenues as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; integrated OR; surgical lights and tables; and the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•

Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment, as well as revenues generated from contract sterilization offered through our Isomedix segment.

•

Capital Revenues – We define capital revenues as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and integrated OR.

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

GENERAL COMPANY OVERVIEW AND OUTLOOK

Our Business. Our mission is to provide a healthier today and safer tomorrow through knowledgeable people and innovative infection prevention, decontamination and health science technologies, products, and services. Our dedicated employees around the world work together to supply a broad range of solutions by offering a combination of equipment, consumables, and services to healthcare, pharmaceutical, industrial, and governmental Customers.

The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. In addition, each of our core industries is experiencing specific trends that increase demand. Within healthcare, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, the aging population increases the demand for medical procedures, which increases the consumption of single use medical devices and surgical kits.

Beyond our core markets, infection-control issues are becoming a global concern, and emerging threats are prominent in the news. We are actively pursuing new opportunities to adapt our proven technologies to meet the changing needs of the global marketplace.

Highlights. In fiscal 2009, we continued efforts to improve profitability and efficiency. We benefited from recent new product introductions as well as productivity improvements from the transfer of our manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico. We are now beyond the one year anniversary of reaching full production levels in Monterrey and therefore, going forward, we do not anticipate significant additional savings when compared to prior periods.

On August 15, 2008, we issued $150.0 million of senior notes in a private placement (the “August 2008 Private Placement”) in an offering that was exempt from the registration requirements of the Securities Act of 1933. We have used and we will use the proceeds for general corporate purposes, including the repayment of debt, capital expenditures, acquisitions, dividends, and share repurchases. The notes issued in the August 2008 Private Placement allowed us to lock-in what we believe are favorable long-term rates and strengthen our liquidity position.

In the third quarter of fiscal 2009, we announced our investment in a joint venture with VTS Medical Systems Inc. designed to bring the latest high-definition video, touch-screen integration, and communication technology into hospital operating rooms.

Also in the third quarter of fiscal 2009, we adopted a restructuring plan primarily related to our international operations. This plan included actions regarding the improvement of operations at our Pieterlen, Switzerland manufacturing facility, the rationalization of certain products, the impairment of certain assets that will no longer be used, certain targeted workforce reductions and the closure of our sales offices in Japan. These actions combined with additional actions undertaken in prior years allowed us to make substantial progress in reducing our cost base.

For fiscal 2009, our financial position and cash flows remained strong. Cash flows from operations were $167.4 million and free cash flow was $145.8 million. We continue to maintain low debt levels with our debt-to-total capital ratio of 22.6% at March 31, 2009. Our financial position and cash flows afford us financial flexibility. We have used that flexibility to, among other things, return value to shareholders principally through common share repurchases and cash dividends.

A detailed discussion of our fiscal 2009 performance is included in the subsection of MD&A titled, “Results of Operations.”

Outlook. We face numerous challenges, uncertainties and opportunities in fiscal 2010. The markets we serve are experiencing significant change with more uncertainty than we have seen in several years. The economic crisis and uncertainty surrounding potential healthcare reforms place pressure on our Customers’ budgets. We are responding with new products that are designed to reduce our Customers’ operating costs and, at the same time, are more environmentally friendly and improve quality. In fiscal 2010, we anticipate that revenues will be flat or decline slightly in comparison to fiscal 2009. We continue to work to obtain clearance of our next generation liquid sterilizer. In the meantime, we will continue to experience a decline in revenues associated with STERIS SYSTEM 1®. See Part I, Item3, “Legal Proceedings”.

Our results could be impacted by how quickly and the extent to which we are able to respond to raw material and other cost increases. However, we anticipate only moderate increases in raw materials costs in fiscal 2010, primarily related to farm-based chemicals. The actions we have taken over the last several years have and will continue to benefit us as our cost base has been meaningfully reduced. In this challenging environment, operational efficiency is critical to not only our projected earnings growth but also to our continued investment in research and development and field sales and service, which will create value for our Customers in fiscal 2010 and beyond. In addition, fluctuations in foreign currency rates can impact revenues and costs outside of the United States creating uncertainty for our results for fiscal 2010 and beyond.

We believe our balance sheet and ability to generate cash is strong and will provide us with the flexibility to pursue opportunities for growth.

MATTERS AFFECTING COMPARABILITY

Restructuring. During the third quarter of fiscal 2009, we adopted a restructuring plan primarily focused on our international operations (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We will also close two sales offices in Japan. These actions are expected to directly impact approximately 100 employees worldwide.

In fiscal 2009, we recorded pre-tax expenses totaling $15.6 million related to these actions, of which $4.8 million was recorded as restructuring expenses and $10.8 million was recorded in cost of revenues. We do not expect to incur significant additional expenses related to this plan. We are continuing to evaluate all of our operations for additional opportunities to improve performance, but we have not committed to any additional specific actions. During the fourth quarter of fiscal 2008, we adopted a restructuring plan primarily focused on our North American operations (the “Fiscal 2008 Restructuring Plan”). As part of this plan, we announced the closure of two sales offices, reduced the workforce in certain support functions, and rationalized certain products. These actions are intended to enhance profitability and improve efficiency by reducing ongoing operating costs. Across all of our reporting segments, approximately 90 employees, primarily located in North America, were directly impacted.

In the third quarter of fiscal 2009, we reversed our decision to close one of the sales offices, because a satisfactory exit from our warranty and service obligations could not be achieved. As a result, we have reversed restructuring expenses recorded in the fourth quarter of fiscal 2008 totaling approximately $1.0 million.

During fiscal 2009, we did not incur any additional significant restructuring expenses related to the Fiscal 2008 Restructuring Plan, and we settled certain termination benefits and other costs for less than originally expected. In fiscal 2008, we recorded pre-tax expenses totaling approximately $15.8 million related to these actions, including $11.7 million recorded as restructuring expenses and $4.1 million recorded as cost of revenues. We do not expect to incur any significant additional restructuring expenses related to this plan.

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

In fiscal 2009, fiscal 2008, and fiscal 2007, we recorded pre-tax expenses of $0.1 million, $0.1 million, and $1.7 million, respectively, for the European Restructuring Plan, primarily for severance and termination benefits, for lease termination costs, and for non-cash expenses related to asset write-downs. During the first quarter of fiscal 2009, we settled the remaining obligations associated with this plan.

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

Operating income for fiscal 2009 includes pre-tax restructuring expenses of approximately a negative $0.2 million primarily for certain severance benefits that were settled for less than originally expected. Operating income for fiscal 2008 and fiscal 2007 includes pre-tax restructuring expenses for the Fiscal 2006 Restructuring Plan of approximately $3.6 million and $4.9 million, respectively, primarily for non-cash expenses related to asset write-downs, accelerated recognition of pension and retiree medical benefits, and severance and termination benefits related to the transfer and other restructuring actions.

We completed the transfer of our Erie, Pennsylvania manufacturing operations during fiscal 2008. During the fourth quarter of fiscal 2009, we settled the remaining obligations associated with the Fiscal 2006 Restructuring plan.

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

Business Dispositions. On October 31, 2005, we sold our lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). As a result of this sale, we recorded an after-tax gain of approximately $7.3 million ($1.1 million recorded in fiscal 2007 and $6.2 million recorded in fiscal 2006). The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences segment. This product line is presented as a discontinued operation in our financial statements. Revenues, cost of revenues, operating expenses, and income taxes attributable to this product line are aggregated in a single line on the income statement for all periods presented.

Further information regarding our discontinued operations is included in note 16 to our consolidated financial statements titled, “Business Dispositions.”

International Operations.  Since we conduct operations outside of the United States using various foreign currencies, fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2009, our revenues were unfavorably impacted by $13.1 million, or 1.0%, and income before taxes was favorably impacted by $5.8 million, or 3.3%, as a result of foreign currency movements relative to the U.S. dollar.

RESULTS OF OPERATIONS

In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of the results of operations of the Company and then separately discuss earnings for our operating segments.

FISCAL 2009 AS COMPARED TO FISCAL 2008

Revenues.  The following table compares our revenues for the year ended March 31, 2009 to the year ended March 31, 2008:

	Years Ended March 31,		Change	Percent Change	Percentage of Total Revenues
(dollars in thousands)	2009	2008			2009(1)	2008(1)
Capital revenues	$536,647	$528,082	$8,565	1.6%	41.3%	41.7%
Consumable revenues	294,882	283,976	10,906	3.8%	22.7%	22.4%
Product revenues	831,529	812,058	19,471	2.4%	64.0%	64.2%
Service revenues	466,996	453,032	13,964	3.1%	36.0%	35.8%
Total Revenues	$1,298,525	$1,265,090	$33,435	2.6%	100.0%	100.0%
Service revenues	$466,996	$453,032	$13,964	3.1%	36.0%	35.8%
Consumable revenues	294,882	283,976	10,906	3.8%	22.7%	22.4%
Recurring revenues	761,878	737,008	24,870	3.4%	58.7%	58.3%
Capital revenues	536,647	528,082	8,565	1.6%	41.3%	41.7%
Total Revenues	$1,298,525	$1,265,090	$33,435	2.6%	100.0%	100.0%
United States	$993,487	$971,018	$22,469	2.3%	76.5%	76.8%
International	305,038	294,072	10,966	3.7%	23.5%	23.2%
Total Revenues	$1,298,525	$1,265,090	$33,435	2.6%	100.0%	100.0%

(1)	Certain percentages may not calculate exactly due to rounding.

Revenues increased $33.4 million, or 2.6%, to $1,298.5 million for the year ended March 31, 2009, as compared to $1,265.1 million for fiscal 2008. For fiscal 2009, recurring revenues increased 3.4% as compared to fiscal 2008. The recurring revenues increase was generated primarily by a 3.1% increase in service revenues as compared to fiscal 2008. Service revenues, which increased in all segments, were driven by an $11.8 million, or 5.1%, increase in the Healthcare segment. Within our Life Sciences and Isomedix segments, service revenues for fiscal 2009 increased 0.7% and 1.5%, respectively, as compared to fiscal 2008. Consumable revenues also increased $10.9 million, or 3.8%, for fiscal 2009 when compared to the prior year, primarily driven by growth of 3.5% in the Healthcare segment. Capital revenues increased $8.6 million, or 1.6%, during fiscal 2009, as compared to fiscal 2008. An increase of 5.7% in the Healthcare segment’s capital revenues was partially offset by a decrease of 14.3% in capital revenues in the Life Sciences segment. The decrease in Life Sciences capital revenues was a result of a strategic decision to focus on higher margin capital equipment. Also, in the prior year, the Life Sciences segment experienced a significant increase in capital equipment shipment levels in the fourth quarter, driven by a recovery in the United States research market.

International revenues for fiscal 2009 were $305.0 million, an increase of $11.0 million, or 3.7%, as compared to fiscal 2008. The increase in year-over-year international revenues was attributable to increases in capital, consumable, and service revenues of 4.7%, 3.8%, and 1.3%, respectively. International growth was led by increases in the Asia Pacific region in capital equipment and consumable revenues.

United States revenues for fiscal 2009 were $993.5 million, an increase of $22.5 million, or 2.3%, as compared to fiscal 2008. United States revenues were positively impacted by a 3.6% increase in recurring revenues, which were driven by increases in service revenues in the Healthcare and Isomedix segments and increases in consumable revenues in both the Healthcare and Life Sciences segment. Year over year, United States capital revenues increased 0.3% driven by increased revenues from healthcare Customers offset by reductions in spending by our pharmaceutical Customers as well as a strategic business decision to improve the profitability of our Life Sciences capital equipment revenues.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit.  The following table compares our gross profit for the year ended March 31, 2009 to the year ended March 31, 2008:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2009	2008
Gross Profit:
Product	$334,614	$321,934	$12,680	3.9%
Service	192,128	188,669	3,459	1.8%
Total Gross Profit	$526,742	$510,603	$16,139	3.2%
Gross Profit Percentage:
Product	40.2%	39.6%
Service	41.1%	41.6%
Total Gross Profit Percentage	40.6%	40.4%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross margin increased 20 basis points to 40.6% for fiscal 2009. In fiscal 2009, we benefited from price increases, productivity improvements, and favorable currency exchange rates offset by increases in raw material costs.

Operating Expenses.  The following table compares our operating expenses for the year ended March 31, 2009 to the year ended March 31, 2008:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2009	2008
Operating Expenses:
Selling, general, and administrative	$314,983	$334,681	$(19,698)	(5.9)%
Research and development	32,760	36,916	(4,156)	(11.3)%
Restructuring expenses	3,554	15,461	(11,907)	(77.0)%
Total Operating Expenses	$351,297	$387,058	$(35,761)	(9.2)%

Compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses are significant components of selling, general, and administrative expenses (“SG&A”). SG&A decreased $19.7 million, or 220 basis points, to 24.3% of total revenues for fiscal 2009 as compared to fiscal 2008. The decrease in SG&A during fiscal 2009 primarily reflects improved operating expense leverage and the benefit of cost reduction initiatives implemented. Included in the fiscal 2009 SG&A is a reduction of $7.9 million resulting from a third quarter change in our paid time off benefit, which is now earned throughout the calendar year rather than earned in full at the beginning of the year. SG&A expenses for fiscal 2009 also include a $3.8 million gain on the sale of two Isomedix facilities. Of this gain, $2.1 million relates to the second quarter sale of a facility located in the Chicago, Illinois area to a privately held Customer and $1.7 million relates to the fourth quarter sale of a facility located in Rhode Island to a Customer.

Research and development expenses as a percentage of total revenues decreased 40 basis points to 2.5% for fiscal 2009 as compared to fiscal 2008. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. In fiscal 2009, we shifted certain engineering resources to focus on quality initiatives which are classified as cost of revenues. Our research and development initiatives continually emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2009, our investments in research and development focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical tables and accessories, and the area of emerging infectious agents such as Prions and Nanobacteria.

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

During the third quarter of fiscal 2009, we adopted the Fiscal 2009 Restructuring Plan, which was intended to enhance our profitability and improve efficiency primarily by reducing ongoing international operating costs. As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We will also close two sales offices in Japan. These actions are expected to directly impact approximately 100 employees worldwide. Information regarding the impact of the restructuring actions on our employee benefit plans is included in note 10 to our consolidated financial statements titled, “Benefit Plans.”

In fiscal 2009, we recorded pre-tax expenses totaling $15.6 million related to these actions, of which $4.8 million was recorded as restructuring expenses and $10.8 million was recorded in cost of revenues, with restructuring expenses of $12.8 million and $2.8 million related to the Healthcare and Life Sciences reporting segments, respectively. We do not expect to incur significant additional expenses related to this plan in fiscal 2010.

During the fourth quarter of fiscal 2008, we adopted the Fiscal 2008 Restructuring Plan, which primarily focused on our North American operations. As part of this plan, we announced the closure of two sales offices and rationalized certain products. We also reduced the workforce in certain support functions. Across all of our reporting segments approximately 90 employees, primarily located in North America, were directly impacted. These restructuring actions are designed to enhance profitability and improve efficiency by reducing ongoing operating costs.

In fiscal 2009, we did not incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan and we settled certain termination benefits and other costs for less than originally expected. In the third quarter of fiscal 2009, we reversed our decision to close one of the sales offices, because a satisfactory exit from our warranty and service obligations could not be achieved. As a result, we reversed restructuring expenses recorded in fiscal 2008 totaling approximately $1.0 million. In fiscal 2008, we recorded pre-tax expenses totaling $15.8 million related to these actions, of which $11.7 million was recorded as restructuring expenses and $4.1 million was recorded in cost of revenues.

Since the inception of the Fiscal 2008 Restructuring Plan, we have recorded pre-tax expenses totaling $14.3 million, of which $9.9 million was recorded as restructuring expenses and $4.4 million was recorded in cost of revenues. Pre-tax expenses of $11.9 million, $1.3 million, $0.4 million, and $0.8 million related to the Healthcare, Life Sciences, and Isomedix reporting segments, and Corporate and other, respectively. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan.

During the third quarter of fiscal 2007, we adopted our European Restructuring Plan. As part of this plan, we closed two sales offices and took steps to reduce the workforce in certain of our European support functions. These actions are intended to improve our cost structure in Europe. Approximately 40 employees were directly impacted in various European locations.

In fiscal 2009, fiscal 2008, and fiscal 2007, we recorded $0.1 million, $0.1 million, and $1.7 million in pre-tax restructuring expenses, respectively, related to the European Restructuring Plan actions. The restructuring expenses were predominately for severance and related benefits, with restructuring expenses of $1.4 million and $0.5 million related to the Healthcare and Life Sciences business segments, respectively. During the first quarter of fiscal 2009, we settled the remaining liabilities associated with this plan by incurring $0.1 million in pre-tax restructuring expenses to terminate a lease obligation.

On January 30, 2006, we announced our Fiscal 2006 Restructuring Plan. In fiscal 2009, we did not incur any additional restructuring expenses and settled certain severance and related benefit obligations for less than originally expected. In fiscal 2008 and fiscal 2007, we recorded $3.6 million and $4.9 million in pre-tax restructuring expenses, respectively, primarily related to the transfer of the Erie, Pennsylvania manufacturing operations. All such actions are intended to improve our cost structure.

Since the inception of the Fiscal 2006 Restructuring Plan, we have recorded restructuring expenses of $33.6 million, with restructuring expenses of $33.2 million and $0.4 million related to the Healthcare and Life Sciences business segments, respectively. These actions directly impacted more than 450 employees beginning in the fourth quarter of fiscal 2006 and continuing through fiscal 2008.

Collective bargaining agreements with certain employees located at the former Erie, Pennsylvania manufacturing operations terminated in July 2007 and January 2008. We completed the transfer of the Erie, Pennsylvania manufacturing operations during fiscal 2008. During the fourth quarter of fiscal 2009, we settled the remaining liabilities related to the Fiscal 2006 Restructuring Plan.

While we continue to evaluate all of our operations for additional opportunities to improve performance, we have not committed to any additional specific actions.

The following tables summarize our total restructuring charges for fiscal 2009 and fiscal 2008:

	Year Ended March 31, 2009
(dollars in thousands)	Fiscal 2009 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan (2)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$4,280	$(365)	$—	$(178)	$3,737
Asset impairment and accelerated depreciation	1,112	(83)	—	—	1,029
Product rationalization	9,485	(464)	—	—	9,021
Lease termination costs	354	20	99	—	473
Other	349	(609)	—	—	(260)
Total Restructuring Charges	$15,580	$ (1,501)	$99	$ (178)	$14,000

(1)	Includes $10.8 million in charges recorded in cost of revenues on the Consolidated Statements of Income.
(2)	Includes a negative $0.4 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

	Year Ended March 31, 2008
(dollars in thousands)	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan (3)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$—	$5,213	$(80)	$203	$5,336
Asset impairment and accelerated depreciation	—	5,106	—	2,885	7,991
Product rationalization	—	3,754	—	—	3,754
Lease termination costs	—	898	165	(13)	1,050
Other	—	863	—	551	1,414
Total Restructuring Charges	$—	$15,834	$85	$3,626	$19,545

(3)	Includes $4.1 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize our liabilities related to restructuring activities:

	Fiscal 2009 Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$—	$4,280	$(2,360)	$1,920
Asset impairment	—	1,112	(1,112)	—
Product rationalization	—	9,485	(9,410)	75
Lease termination obligations	—	354	(17)	337
Other	—	349	(108)	241
Total	$—	$15,580	$(13,007)	$2,573

	Fiscal 2008 Restructuring Plan
	March 31, 2008	Fiscal 2009
(dollars in thousands)		Provision (4)	Payments/ Impairments	March 31, 2009
Severance and termination benefits	$4,244	$(365)	$(3,378)	$501
Asset impairment	492	(83)	—	409
Lease termination obligations	898	20	(37)	881
Other	609	(609)	—	—
Total	$6,243	$(1,037)	$(3,415)	$1,791

(4)	Does not include a negative $0.4 million in product rationalization costs that were charged against inventory.

	European Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
(dollars in thousands)		Provision	Payments/ Impairments
Lease termination obligations	$247	$99	$(346)	$—
Total	$247	$99	$(346)	$—

	Fiscal 2006 Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
(dollars in thousands)		Provision	Payments
Severance and termination benefits	$879	$(178)	$(701)	$—
Total	$879	$(178)	$(701)	$—

Non-Operating Expenses, Net.  Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our non-operating expense (income), net for the year ended March 31, 2009 to the year ended March 31, 2008:

	Years Ended March 31,
(dollars in thousands)	2009	2008	Change
Non-Operating Expenses:
Interest expense	$10,563	$5,979	$4,584
Interest and miscellaneous income	(1,603)	(2,233)	630
Non-Operating Expenses, Net	$8,960	$3,746	$5,214

During fiscal 2009, we had higher average outstanding debt levels as compared to fiscal 2008. As a result, interest expense increased year over year. We used and will use borrowings from our August 2008 Private Placement to repay outstanding debt, repurchase our stock, pay dividends, and fund working capital needs.

Additional information regarding our outstanding debt is included in note 7 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense.  The following table compares our income tax expense and effective tax rates for the years ended March 31, 2009 and 2008:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2009	2008
Income tax expense	$55,800	$42,693	$13,107	30.7%
Effective income tax rate	33.5%	35.6%

The effective income tax rate for fiscal 2009 was 33.5% as compared to 35.6% for fiscal 2008. The lower effective income tax rate for fiscal 2009 resulted principally from discrete item adjustments due to the settlement of certain tax years under examination in the United States and lapses in statutes of limitation partially offset by an unfavorable change in valuation allowances. Additional information regarding our income tax expense is included in note 9 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations.   We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie, Pennsylvania manufacturing operation. Note 12 to our consolidated financial statements titled, “Business Segment Information,” and Item 1, “Business” provide detailed information regarding each business segment. The following table compares reporting business segment revenues and Corporate and other for the year ended March 31, 2009 to the year ended March 31, 2008:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2009	2008
Revenues:
Healthcare	$931,263	$887,073	$44,190	5.0%
Life Sciences	216,701	228,350	(11,649)	(5.1)%
Isomedix	142,645	140,558	2,087	1.5%
Total Reportable Segments	1,290,609	1,255,981	34,628	2.8%
Corporate and other	7,916	9,109	(1,193)	(13.1)%
Total Revenues	$1,298,525	$1,265,090	$33,435	2.6%

Healthcare segment revenues were 71.7% of total revenues for the year ended March 31, 2009, as compared to 70.1% for the year ended March 31, 2008. Healthcare segment revenues increased $44.2 million, or 5.0%, to $931.3 million for the year ended March 31, 2009, as compared to $887.1 million for the prior fiscal year. Our Healthcare segment’s fiscal 2009 revenues were also positively impacted by a 5.7% increase in capital revenues driven by strong sales of surgical support products. The increase in Healthcare revenues was also driven by a 4.3% increase in recurring revenues. We generated increases in service and consumable revenues of 5.1% and 3.5%, respectively, as a result of strong service revenues within the United States hospital market and increased demand for our consumable products around the world. At March 31, 2009, our Healthcare segment’s backlog amounted to $119.8 million, as compared to $98.0 million at March 31, 2008.

Life Sciences segment revenues represented 16.7% of total revenues for the year ended March 31, 2009, as compared to 18.1% for the year ended March 31, 2008. Life Sciences segment revenues decreased $11.7 million, or 5.1%, to $216.7 million for the year ended March 31, 2009, as compared to $228.4 million for the prior fiscal year. Life Sciences revenues were unfavorably impacted by a continued slowdown in spending from our pharmaceutical Customers, as well as a strategic business decision to improve the profitability of our capital equipment revenues. As a result, Life Sciences capital revenues declined 14.3%. In fiscal 2008, Life Sciences revenues were positively impacted by increased shipments of capital equipment to the United States research market in the fourth quarter of the fiscal year. Recurring revenues grew 2.6%, with increases of 5.3% and 0.7% in consumable revenues and service revenues, respectively. At March 31, 2009, our Life Sciences segment’s backlog amounted to $45.2 million, as compared to $44.2 million at March 31, 2008.

Isomedix segment revenues represented 11.0% of total revenues for the year ended March 31, 2009, as compared to 11.1% for the year ended March 31, 2008. This segment experienced revenue growth of $2.1 million, or 1.5%, during fiscal 2009, as compared to fiscal 2008. The growth in fiscal 2009 revenues was primarily driven by an increase in demand from our core medical device Customers and routine price increases, partially offset by the impact of the sale of the facility in the Chicago, Illinois area in the second quarter. Fiscal 2008 includes revenues associated with the sold facility.

The following table compares our reporting business segments and Corporate and other operating results for the year ended March 31, 2009 to the year ended March 31, 2008:

	Years Ended March 31,			Percent Change
(dollars in thousands)	2009	2008	Change
Operating Income:
Healthcare	$132,601	$103,447	$29,154	28.2%
Life Sciences	18,413	11,535	6,878	59.6%
Isomedix	34,763	28,964	5,799	20.0%
Total Reportable Segments	185,777	143,946	41,831	29.1%
Corporate and other	(10,332)	(20,401)	10,069	NM
Total Operating Income	$175,445	$123,545	$51,900	42.0%

NM – Not meaningful.

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

In fiscal 2009, restructuring expenses of $11.4 million and $2.6 million were included in operating income for Healthcare and Life Sciences, respectively. In fiscal 2008, restructuring expenses of $16.8 million, $1.5 million, $0.4 million, and $0.8 million were included in the operating income for Healthcare, Life Sciences, Isomedix, and Corporate and other, respectively.

Our Healthcare segment’s operating income increased $29.2 million, or 28.2%, to $132.6 million for the year ended March 31, 2009 from $103.4 million during the prior fiscal year. Our Healthcare segment’s operating margins were 14.2% and 11.7%, respectively, for the years ended March 31, 2009 and March 31, 2008. Improved pricing and productivity improvements, including labor savings gained from the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico more than offset increases in raw materials and transportation costs. In fiscal 2008, the benefits we experienced from labor savings in Mexico and improved pricing were offset by increases in raw materials and transportation costs. The Healthcare segment’s fiscal 2009 operating margin includes restructuring expenses of $11.4 million. Of these restructuring expenses, $12.8 million was associated with the Fiscal 2009 Restructuring Plan, $0.1 million was associated with the European Restructuring Plan, a negative $1.3 million was associated with the Fiscal 2008 Restructuring Plan, and a negative $0.2 million was associated with the Fiscal 2006 Restructuring Plan. Fiscal 2009 also includes a pre-tax benefit of $5.9 million resulting from the third quarter change in our benefit policy related to paid time off which is now earned throughout the year rather than earned in full at the beginning of the year. The Healthcare segment’s fiscal 2008 operating margin includes restructuring expenses of $16.8 million. Of these restructuring expenses, $13.1 million was associated with the Fiscal 2008 Restructuring Plan, $3.6 million was associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico (part of the Fiscal 2006 Restructuring Plan), and $0.1 million was associated with the European Restructuring Plan.

Our Life Sciences segment’s operating income increased $6.9 million, or 59.6%, to $18.4 million in fiscal 2009 from $11.5 million in fiscal 2008. Our Life Sciences segment’s operating margins were 8.5% and 5.1%, respectively, for the years ended March 31, 2009 and March 31, 2008. The improvement in operating performance was primarily driven by greater operating expense leverage as compared to the prior fiscal year as well as our strategic business decision to improve the profitability of capital equipment revenues. In fiscal 2009, our Life Sciences segment’s operating income includes $2.6 million in restructuring expenses primarily associated with the Fiscal 2009 Restructuring Plan. Fiscal 2009 results also include a pre-tax benefit of $1.2 million resulting from the third quarter change in our benefit policy related to paid time off. In fiscal 2008, our Life Sciences segment’s operating income includes $1.5 million in restructuring expenses primarily associated with the Fiscal 2008 Restructuring Plan.

Our Isomedix segment’s operating income increased $5.8 million, or 20.0%, to $34.8 million for the year ended March 31, 2009 as compared to $29.0 million during the prior fiscal year. This segment’s operating margins were 24.4% and 20.6%, respectively, for the years ended March 31, 2009 and March 31, 2008. Restructuring expenses of $0.4 million associated with the Fiscal 2008 Restructuring Plan are included in this segment’s fiscal 2008 operating income. Fiscal 2008 operating margins improved as a result of increased volumes and contracted price increases. Operating margins of Isomedix are greatly impacted by volume levels as the facilities operate with relatively high percentages of fixed costs. The segment’s fiscal 2009 results also include a pre-tax benefit of $0.8 million resulting from the third quarter change in our benefit policy related to paid time off and $3.8 million gain from the sale of two facilities. Of this gain, $2.1 million is related to a facility in the Chicago, Illinois area that was sold to a Customer in the second quarter and $1.7 million is related to a facility located in Rhode Island that was sold to a Customer in the fourth quarter.

FISCAL 2008 AS COMPARED TO FISCAL 2007

Revenues.  The following table compares our revenues for the year ended March 31, 2008 to the year ended March 31, 2007:

	Years Ended March 31,		Change	Percent Change	Percentage of Total Revenues
(dollars in thousands)	2008	2007			2008(1)	2007(1)
Capital revenues	$528,082	$509,312	$18,770	3.7%	41.7%	42.5%
Consumable revenues	283,976	264,257	19,719	7.5%	22.4%	22.1%
Product revenues	812,058	773,569	38,489	5.0%	64.2%	64.6%
Service revenues	453,032	423,838	29,194	6.9%	35.8%	35.4%
Total Revenues	$1,265,090	$1,197,407	$67,683	5.7%	100.0%	100.0%
Capital revenues	$453,032	$423,838	$29,194	6.9%	35.8%	35.4%
Consumable revenues	283,976	264,257	19,719	7.5%	22.4%	22.1%
Product revenues	737,008	688,095	48,913	7.1%	58.3%	57.5%
Service revenues	528,082	509,312	18,770	3.7%	41.7%	42.5%
Total Revenues	$1,265,090	$1,197,407	$67,683	5.7%	100.0%	100.0%
United States	$971,018	$933,546	$37,472	4.0%	76.8%	78.0%
International	294,072	263,861	30,211	11.4%	23.2%	22.0%
Total Revenues	$1,265,090	$1,197,407	$67,683	5.7%	100.0%	100.0%

(1)	Certain percentages may not calculate exactly due to rounding.

Revenues increased $67.7 million, or 5.7%, to $1,265.1 million for the year ended March 31, 2008, as compared to $1,197.4 million for fiscal 2007. For fiscal 2008, recurring revenues increased 7.1% as compared to fiscal 2007. The recurring revenues increase was generated primarily by a 6.9% increase in service revenues as compared to fiscal 2007. Service revenues, which increased in all segments, were driven by a $16.3 million, or 7.6%, increase in the Healthcare segment. Within our Life Sciences and Isomedix segments, service revenues for fiscal 2008 increased 9.0% and 5.1%, respectively, as compared to fiscal 2007. Consumable revenues also increased $19.7 million, or 7.5%, for fiscal 2008 when compared to the prior year, primarily driven by growth of 7.3% in the Healthcare segment. Capital revenues increased $18.8 million, or 3.7%, during fiscal 2008, as compared to fiscal 2007. The Life Sciences segment experienced a significant increase in capital equipment shipment levels in the fourth quarter of fiscal 2008 driven by a recovery in the United States research market compared to the prior year. The Healthcare segment’s capital revenues increased 2.2% when compared to the prior year.

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

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit.  The following table compares our gross profit for the year ended March 31, 2008 to the year ended March 31, 2007:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2008	2007
Gross Profit:
Product	$321,934	$316,222	$5,712	1.8%
Service	188,669	176,031	12,638	7.2%
Total Gross Profit	$510,603	$492,253	$18,350	3.7%
Gross Profit Percentage:
Product	39.6%	40.9%
Service	41.6%	41.5%
Total Gross Profit Percentage	40.4%	41.1%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross margin decreased 70 basis points to 40.4% for fiscal 2008. In fiscal 2008, we benefited from labor savings from the transfer of our manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico and from price increases. However, these benefits were more than offset by increases in raw material costs, increases in transportation costs, and the unfavorable impact of foreign exchange rates.

Operating Expenses.  The following table compares our operating expenses for the year ended March 31, 2008 to the year ended March 31, 2007:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2008	2007
Operating Expenses:
Selling, general, and administrative	$334,681	$314,342	$20,339	6.5%
Research and development	36,916	33,626	3,290	9.8%
Restructuring expenses	15,461	6,584	8,877	NM
Total Operating Expenses	$387,058	$354,552	$32,506	9.2%

NM – Not meaningful.

Compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses are significant components of selling, general, and administrative expenses (“SG&A”). SG&A increased $20.3 million, or 20 basis points, to 26.5% of total revenues for fiscal 2008 as compared to fiscal 2007. The increase in SG&A spending primarily reflects investments in the development and marketing of new products along with selling expenses associated with growth initiatives.

Research and development expenses as a percentage of total revenues increased 10 basis points to 2.9% for fiscal 2008 as compared to fiscal 2007. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continually emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2008, our investments in research and development focused on, but were not limited to, enhancing capabilities of, sterile processing combination technologies, surgical tables and accessories, and the area of emerging infectious agents such as Prions and Nanobacteria.

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

During the fourth quarter of fiscal 2008, we adopted the Fiscal 2008 Restructuring Plan, which primarily focused on our North American operations. As part of this plan, we announced the closure of two sales offices and rationalized certain products. We also took steps to reduce the workforce in certain support functions. Across all of our reporting segments approximately 90 employees, primarily located in North America, were directly impacted. These restructuring actions were designed to enhance profitability and improve efficiency by reducing ongoing operating costs.

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

During the third quarter of fiscal 2007, we adopted our European Restructuring Plan. As part of this plan, we closed two sales offices and took steps to reduce the workforce in certain of our European support functions. These actions were intended to improve our cost structure in Europe. Approximately 40 employees were directly impacted in various European locations.

In fiscal 2008 and fiscal 2007, we recorded $0.1 million and $1.7 million in pre-tax restructuring expenses, respectively, related to the European Restructuring Plan actions. The restructuring expenses were predominately for severance and related benefits, with restructuring expenses of $1.4 million and $0.5 million related to the Healthcare and Life Sciences business segments, respectively. We do not expect to incur any significant additional restructuring expenses related to the European Restructuring Plan.

On January 30, 2006, we announced our Fiscal 2006 Restructuring Plan. In fiscal 2008 and fiscal 2007, we recorded $3.6 million and $4.9 million in pre-tax restructuring expenses, respectively, primarily related to the transfer of the Erie, Pennsylvania manufacturing operations. All such actions were intended to improve our cost structure.

Since the inception of the Fiscal 2006 Restructuring Plan, we have recorded restructuring expenses of $33.6 million, with restructuring expenses of $33.2 million and $0.4 million related to the Healthcare and Life Sciences business segments, respectively. These actions directly impacted more than 450 employees beginning in the fourth quarter of fiscal 2006 and continuing through fiscal 2008.

Collective bargaining agreements with certain employees located at the former Erie, Pennsylvania manufacturing operations terminated in July 2007 and January 2008.

We completed the transfer of the Erie, Pennsylvania manufacturing operations during fiscal 2008 and do not expect to incur any additional restructuring expenses related to the Fiscal 2006 Restructuring Plan.

While we continue to evaluate all of our operations for additional opportunities to improve performance, we have not committed to any additional specific actions.

The following tables summarize our total restructuring charges for fiscal 2008 and fiscal 2007:

	Year Ended March 31, 2008
(dollars in thousands)	Fiscal 2008 Restructuring Plan(1)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$5,213	$(80)	$203	$5,336
Asset impairment and accelerated depreciation	5,106	—	2,885	7,991
Product rationalization	3,754	—	—	3,754
Lease termination costs	898	165	(13)	1,050
Other	863	—	551	1,414
Total Restructuring Charges	$15,834	$85	$3,626	$19,545

(1)	Includes $4.1 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

	Year Ended March 31, 2007
(dollars in thousands)	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$—	$1,365	$2,027	$3,392
Asset impairment and accelerated depreciation	—	105	2,606	2,711
Lease termination obligations	—	233	150	383
Other	—	—	98	98
Total Restructuring Charges	$—	$1,703	$4,881	$6,584

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize our liabilities related to restructuring activities:

	Fiscal 2008 Restructuring Plan
		Fiscal 2008
(dollars in thousands)	March 31, 2007	Provision	Payments/ Impairments	March 31, 2008
Severance and termination benefits	$—	$5,213	$(969)	$4,244
Asset impairment	—	5,106	(4,614)	492
Product rationalization	—	3,754	(3,754)	—
Lease termination obligations	—	898	—	898
Other	—	863	(254)	609
Total	$—	$15,834	$(9,591)	$6,243

	European Restructuring Plan
		Fiscal 2008
(dollars in thousands)	March 31, 2007	Provision	Payments/ Impairments	March 31, 2008
Severance and termination benefits	$638	$(68)	$(570)	$—
Lease termination obligations	219	160	(132)	247
Fixed asset impairments	105	—	(105)	—
Total	$962	$92	$(807)	$247

	Fiscal 2006 Restructuring Plan
		Fiscal 2008
(dollars in thousands)	March 31, 2007	Provision	Payments	March 31, 2008
Severance and termination benefits	$1,799	$132	$(1,052)	$879
Lease termination obligation	157	(13)	(144)	—
Total	$1,956	$119	$(1,196)	$879

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

Business Segment Results of Operations.  As a result of organizational changes within the Life Sciences segment announced in fiscal 2008, we changed our methodology for reporting segments. The Defense and Industrial business unit, which contains businesses in early development stages, is no longer a component of the Life Sciences segment. “Corporate and other,” which will be presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie, Pennsylvania manufacturing operation. Fiscal 2007 amounts have been reclassified to reflect the fiscal 2008 and fiscal 2009 presentation.

We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Note 12 to our consolidated financial statements titled, “Business Segment Information,” and Item 1, “Business” provide detailed information regarding each business segment. The following table compares reporting business segment revenues and Corporate and other for the year ended March 31, 2008 to the year ended March 31, 2007:

	Years Ended March 31,
(dollars in thousands)	2008	2007	Change	Percent Change
Revenues:
Healthcare	$887,073	$845,674	$41,399	4.9%
Life Sciences	228,350	209,658	18,692	8.9%
Isomedix	140,558	133,781	6,777	5.1%
Total Reportable Segments	1,255,981	1,189,113	66,868	5.6%
Corporate and other	9,109	8,294	815	9.8%
Total Revenues	$1,265,090	$1,197,407	$67,683	5.7%

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

Isomedix segment revenues represented 11.1% of total revenues for the year ended March 31, 2008, as compared to 11.2% for the year ended March 31, 2007. This segment experienced revenue growth of $6.8 million, or 5.1%, during fiscal 2008, as compared to fiscal 2007. The growth in fiscal 2008 revenues was primarily driven by an increase in demand from our core medical device Customers and routine price increases.

The following table compares our reporting business segment and Corporate and other operating results for the year ended March 31, 2008 to the year ended March 31, 2007:

	Years Ended March 31,
(dollars in thousands)	2008	2007	Change	Percent Change
Operating Income:
Healthcare	$103,447	$122,468	$(19,021)	(15.5)%
Life Sciences	11,535	10,953	582	5.3%
Isomedix	28,964	25,127	3,837	15.3%
Total Reportable Segments	143,946	158,548	(14,602)	(9.2)%
Corporate and other	(20,401)	(20,847)	446	(2.1)%
Total Operating Income	$123,545	$137,701	$(14,156)	(10.3)%

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

In fiscal 2008, restructuring expenses of $16.8 million, $1.5 million, $0.4 million, and $0.8 million were included in the operating income for Healthcare, Life Sciences, Isomedix, and Corporate and other, respectively. In fiscal 2007, restructuring expenses of $6.2 million and $0.4 million were included in the operating income for Healthcare and Life Sciences, respectively.

Our Healthcare segment’s operating income decreased $19.0 million, or 15.5%, to $103.4 million for the year ended March 31, 2008 from $122.5 million during the prior fiscal year. Our Healthcare segment’s operating margins were 11.7% and 14.5%, respectively, for the years ended March 31, 2008 and March 31, 2007. In fiscal 2008, we benefited from labor savings in Mexico and improved pricing, but these benefits were offset by increases in raw materials and transportation costs. Operating expenses also increased as we continued to invest in the development and marketing of new products. The Healthcare segment’s fiscal 2008 operating margin includes restructuring expenses of $16.8 million. Of these restructuring expenses, $13.1 million was associated with the Fiscal 2008 Restructuring Plan, $3.6 million was associated with the transfer of manufacturing operations from Erie, Pennsylvania to Monterrey, Mexico, and $0.1 million was associated with the European restructuring actions. In fiscal 2007, this segment’s operating income includes restructuring expenses of $6.2 million. Of these restructuring expenses, $4.9 million related to the transfer of the Erie, Pennsylvania manufacturing operations and $1.3 million related to the European restructuring actions.

Our Life Sciences segment’s operating income increased $0.5 million, or 5.3%, to $11.5 million in fiscal 2008 from $11.0 million in fiscal 2007. Our Life Sciences segment’s operating margins were 5.1% and 5.2%, respectively, for the years ended March 31, 2008 and March 31, 2007. This segment’s fiscal 2008 operating results benefited from increased volumes associated with higher margin consumable products and service offerings. However, these benefits were significantly offset by investments in research and development and the negative impact of foreign currency exchange rates. In fiscal 2008, our Life Sciences segment’s operating income includes $1.5 million in restructuring expenses primarily associated with the Fiscal 2008 Restructuring Plan. In fiscal 2007, our Life Sciences segment’s operating income includes restructuring expenses of $0.4 million associated with the European restructuring actions.

Our Isomedix segment’s operating income increased $3.8 million, or 15.3%, to $29.0 million for the year ended March 31, 2008 as compared to $25.1 million during the prior fiscal year. This segment’s operating margins were 20.6% and 18.8%, respectively, for the years ended March 31, 2008 and March 31, 2007. Restructuring expenses of $0.4 million associated with the Fiscal 2008 Restructuring Plan are included in this segment’s fiscal 2008 operating income. Fiscal 2008 operating margins improved as a result of increased volumes and contracted price increases. Operating margins of Isomedix are greatly impacted by volume levels as the facilities operate with relatively high percentages of fixed costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes significant components of our cash flows for the years ended March 31, 2009, 2008 and 2007:

	Years Ended March 31,
(dollars in thousands)	2009	2008	2007
Operating Activities:
Net income	$110,685	$77,106	$82,155
Non-cash items	58,422	67,540	62,123
Changes in operating assets and liabilities	(1,723)	(1,245)	(48,538)
Net Cash Provided by Operating Activities	$167,384	$143,401	$95,740
Investing Activities:
Purchases of property, plant, equipment, and intangibles, net	$(40,889)	$(56,974)	$(49,024)
Proceeds from the sale of property, plant and equipment, and intangibles	19,341	5,154	2,825
Proceeds from the sale of discontinued operations	—	—	2,927
Equity investments in joint ventures	(4,150)	—	—
Net Cash Used in Investing Activities	$(25,698)	$(51,820)	$(43,272)
Financing Activities:
Proceeds from the issuance of long-term obligations	$150,000	$—	$—
(Payments) proceeds under credit facility, net	(79,180)	79,180	(12,980)
Payments on long-term obligations and capital leases	(40,800)	(700)	(1,687)
Repurchases of common shares	(80,466)	(177,171)	(60,170)
Cash dividends paid to common shareholders	(17,657)	(14,609)	(11,766)
Deferred financing fees and debt issuance costs	(476)	(443)	—
Tax benefit from stock options exercised	6,982	3,194	1,927
Stock option and other equity transactions, net	33,621	14,619	8,997
Net Cash Used in Financing Activities	$(27,976)	$(95,930)	$(75,679)
Debt-to-capital ratio	22.6%	20.3%	11.6%
Free cash flow	$145,836	$91,581	$49,541

Net Cash Provided by Operating Activities.  The net cash provided by our operating activities was $167.4 million for the year ended March 31, 2009 compared to $143.4 million for the year ended March 31, 2008 and $95.7 million for the year ended March 31, 2007. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items – Our non-cash items include depreciation, depletion, and amortization, (gains) losses on the disposal of property, plant, equipment and intangibles, share-based compensation expense, changes in deferred income taxes, and other items. Non-cash items were $58.4 million, $67.5 million and $62.1 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

•

Depreciation, depletion, and amortization – Depreciation, depletion, and amortization expense is the most significant component of non-cash items. This expense totaled $58.8 million, $62.8 million and $60.3 for fiscal 2009, 2008 and 2007, respectively. The $4.0 million decrease from fiscal 2008 to fiscal 2009 was primarily the result of the sale of our former Erie, Pennsylvania manufacturing facility in the third quarter of fiscal 2008, decreased capital purchases for our Isomedix segment and the sale of the Chicago, Illinois area Isomedix location. The $2.5 million increase from fiscal 2007 to fiscal 2008 was primarily the result of capital purchases in support of our research efforts and increased material purchases for our Isomedix segment.

•

Deferred income taxes – Our fiscal 2009 deferred income tax expense of $6.8 million resulted primarily from changes related to our post-retirement benefit obligation. Our fiscal 2008 deferred income tax benefit of $10.2 million resulted primarily from share-based compensation expense and depreciation and amortization of fixed assets and intangibles.

•

Share-based compensation expense – We recorded non-cash share-based compensation expense of $7.4 million, $8.6 million and $9.9 million for fiscal 2009, fiscal 2008 and fiscal 2007, respectively. The $1.2 million decrease from fiscal 2008 to fiscal 2009 and $1.3 million decrease from fiscal 2007 to fiscal 2008 reflects a reduction in the number of stock options and restricted shares subject to amortization over the respective fiscal years.

•

(Gain) loss on the disposal of property, plant, equipment, and intangibles, net – We recorded a gain of $2.8 million and a loss of $5.8 million for the disposal of property, plant, equipment, and intangibles in fiscal 2009 and fiscal 2008, respectively. In fiscal 2009, we recorded a gain of $2.1 million for the sale of an Isomedix facility located in the Chicago, Illinois area in the second quarter. We also recorded a gain of $1.7 million for the sale of an Isomedix facility located in Rhode Island in the fourth quarter. The loss in fiscal 2008, primarily related to the impairment or disposal of certain assets related to the Fiscal 2008 Restructuring Plan and the Fiscal 2006 Restructuring Plan.

•

Other items – Other items amounted to a negative $11.8 million for fiscal 2009 as compared to $0.5 million for fiscal 2008 and $2.3 million for fiscal 2007. The increase in fiscal 2009 primarily consists of a $7.9 million non-cash adjustment as a result of a change in our benefit policy with respect to paid time off and an estimated curtailment gain of approximately $0.4 million related to our Switzerland defined benefit pension plan as a result of restructuring actions taken in the third quarter of fiscal 2009.

•

Changes in operating assets and liabilities – Changes to our operating assets and liabilities used cash of $1.7 million, $1.2 million and $48.5 million for the years ended March 31, 2009, 2008 and 2007, respectively. Significant changes from fiscal 2009, fiscal 2008 and fiscal 2007 are summarized below:

•

Accounts receivable, net – Changes in our net accounts receivable balances provided cash of $0.5 million and $9.2 million in fiscal 2009 and fiscal 2008, respectively, and used cash of $4.6 million in fiscal 2007. Our accounts receivable balances may change from period to period due to the timing of revenues and Customer payments.

•

Inventories, net – A decrease in our net inventory balances provided cash of $0.7 million during fiscal 2009. Inventory balances in fiscal 2009 reflect higher raw material costs and new product inventory, partially offset by operational changes implemented and pre-tax product rationalization expenses recorded as part of the Fiscal 2009 Restructuring Plan. An increase in our net inventory balances used cash of $4.9 million during fiscal 2008. Inventory balances in fiscal 2008 increased as a result of the impact of increased raw material costs, new products, and higher order levels. An increase in our net inventory balances used cash of $16.9 million during fiscal 2007. Our net inventory balance increased during fiscal 2007 primarily associated with the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico.

•

Other current assets – Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in other current asset balances provided cash of $10.8 million and $0.5 million during fiscal 2009 and fiscal 2008, respectively and used cash of $16.8 million during fiscal 2007. Balances may fluctuate from period to period due to the timing of accruals and payments. The use of cash in fiscal 2009 was primarily driven by the application of taxes previously on deposit with the IRS toward the settlement of certain tax years under examination. Approximately, $1.7 million remains on deposit with the IRS, pending the resolution of the fiscal 2006 and fiscal 2007 audit cycle, which began in fiscal 2009. The increase in fiscal 2007 reflects $17.5 million of the tax payments deposited with the IRS during fiscal 2007.

•

Accounts payable – Decreases in our net accounts payable balances drove uses of cash of $2.7 million, $3.1 million and $12.0 million during fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net – Changes in our net accruals and other liabilities balances drove a use of cash of $11.0 million and $2.9 million during fiscal 2009 and fiscal 2008, respectively and provided cash of $1.7 million in fiscal 2007. During fiscal 2009, we paid $48.5 million in income taxes and made contributions of $4.0 million to our United States defined benefit pension plans. During fiscal 2008, the use of cash was primarily a result of decreases in the accruals for compensation and benefit-related liabilities. In fiscal 2008, we also made contributions of $2.4 million to our United States defined benefit pension plans. During fiscal 2007, cash provided was primarily due to increases in the accruals for compensation and benefit related liabilities, partially offset by a decrease in the accruals for other taxes not related to income. Cash flows related to our accruals and other liabilities balances will change from period to period due to the timing of accruals and payments under our bonus and commission programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first quarter as payments are made under these programs. Changes in accruals for deferred revenues and the timing of current income tax accruals and payments also contribute to the increase or decrease in these balances.

Net Cash Used in Investing Activities.  The net cash we used in investing activities totaled $25.7 million during fiscal 2009 compared to $51.8 million during fiscal 2008 and $43.3 million during fiscal 2007. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2009, 2008 and 2007:

•

Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $40.9 million during fiscal 2009 compared to $57.0 million during fiscal 2008 and $49.0 million during fiscal 2007. Lower capital spending levels in fiscal 2009 was the result of the completion of a planned expansion at one of our Isomedix facilities as well as decreases in corporate related spending.

•

Proceeds from the sale of property, plant, equipment, and intangibles – In fiscal 2009, these proceeds include $9.5 million we received in the second quarter from the sale of an Isomedix facility located in the Chicago, Illinois area, $1.5 million we received in the third quarter from the settlement of an insurance claim, and $8.0 million we received in the fourth quarter from the sale of an Isomedix facility located in Rhode Island. In fiscal 2008, these proceeds include $4.7 million we received in the third quarter from the sale of our manufacturing facility located in Erie, Pennsylvania. In fiscal 2007, these proceeds include $2.4 million we received from the sale of a building located in Nogales, Arizona.

•

Equity investments in joint ventures – In fiscal 2009, we invested $4.2 million in a joint venture with VTS Medical Systems Inc. designed to bring the latest high-definition video, touch-screen integration, and communication technology into hospital operating rooms.

Net Cash Used in Financing Activities.  The net cash we used in financing activities totaled $28.0 million in fiscal 2009 compared to $95.9 million in fiscal 2008 and $75.7 million in fiscal 2007. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2009, 2008 and 2007:

•

Proceeds from the issuance of long-term obligations – During the second quarter of fiscal 2009, we issued $150.0 million of senior notes in an offering that was exempt from the registration requirements of the Securities Act of 1933. These senior notes are discussed further in note 7 to our consolidated financial statements titled, “Debt,” and in this section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

•

(Payments) proceeds under credit facility, net – For the year ended March 31, 2009, we repaid the $79.2 million that was borrowed in fiscal 2008 under our revolving credit facilities. Proceeds from the August 2008 Private Placement were used, in part, to repay amounts outstanding under our revolving credit facility. The proceeds borrowed in fiscal 2008 also were used to fund share repurchases, working capital changes, and for other corporate purposes. In fiscal 2007, we made payments of $13.0 million under our revolving credit facility. We provide additional information about our debt structure in note 7 to our consolidated financial statements titled, “Debt,” and in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

•

Payments on long-term obligations and capital leases – In fiscal 2009, the amounts we repaid include $40.0 million for the notes issued in December 2003, which matured, and we repaid $0.8 million outstanding on industrial development revenue bonds. In fiscal 2008, we repaid $0.7 million related to industrial development revenue bonds. We made payments of $1.7 million under our other long-term obligations and capital leases in fiscal 2007. We provide additional information about our debt structure in note 7 to our consolidated financial statements titled, “Debt,” and in this section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

•

Repurchases of common shares – The Company’s Board of Directors provided authorization to repurchase our common shares. During fiscal 2009, we paid for the repurchase of 2,646,177 common shares at an average purchase price of $30.41 per common share. During fiscal 2008, we paid for the repurchase of 6,600,550 common shares at an average purchase price of $26.84 per common share. During fiscal 2007, we paid for the repurchase of 2,606,800 common shares at an average purchase price of $23.08 per common share. We provide additional information about our common share repurchases in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

•

Cash dividends paid to common shareholders – During fiscal year 2009, we paid total cash dividends of $17.7 million, or $0.30 per outstanding common share. We paid total cash dividends of $14.6 million, or $0.23 per outstanding common share during fiscal year 2008 and total cash dividends of $11.8 million, or $0.18 per outstanding common share during fiscal year 2007.

•

Deferred financing fees and debt issuance costs – In fiscal 2009, we paid fees of $0.5 million related to the issuance of the new senior notes in connection with the August 2008 Private Placement and amendment of the senior notes issued in December 2003. In fiscal 2008 we paid fees of $0.4 million related to the amendment and restatement of our revolving credit facility. These amounts are being amortized over the respective terms of the underlying agreements.

•

Tax benefit from stock options exercised – During fiscal 2009, fiscal 2008 and fiscal 2007, our income taxes were reduced by $7.0 million and $3.2 million and $1.9 million, respectively, as a result of deductions allowed for stock options exercised.

•

Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During fiscal 2009, fiscal 2008 and fiscal 2007, we received cash proceeds totaling $33.6 million, $14.6 million and $9.0 million, respectively, under these programs.

Cash Flow Measures.  Free cash flow was $145.8 million and $91.6 million in fiscal 2009 and fiscal 2008, respectively, reflecting an increase in cash earnings during fiscal 2009, lower capital spending, and the sale of two Isomedix facilities. Our debt-to-capital ratio was 22.6% at March 31, 2009 and 20.3% at March 31, 2008.

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

Sources of Credit.  Our sources of credit as of March 31, 2009 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2009 Amounts Outstanding	March 31, 2009 Amounts Available
Sources of Credit
Private placement	$210,000	$—	$210,000	$—
Credit facility(1)	400,000	22,750	—	377,250
Total Sources of Credit	$610,000	$22,750	$210,000	$377,250

(1)	Our revolving credit facility contains a sub-limit that reduces the maximum amount available to us by letters of credit issued.

Our sources of funding from credit are summarized below:

•

In December 2003, we issued $100.0 million in senior notes to certain institutional investors in a private placement that was not required to be registered with the SEC. The agreements related to these notes require us to maintain certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement. Of the $100.0 million in outstanding notes, $40.0 million had a maturity of five years at an annual interest rate of 4.20%, another $40.0 million had a maturity of ten years at an annual interest rate of 5.25%, and the remaining $20.0 million had a maturity of twelve years at an annual interest rate of 5.38%. Therefore, payment of the first $40.0 million of notes became due and was made in December 2008.

•

On August 15, 2008, we issued $150.0 million in senior notes to certain institutional investors in a private placement that was not required to be registered with the SEC. We have used and will use the proceeds for general corporate purposes, including repayment of debt, capital expenditures, acquisitions, dividends, and share repurchases. The agreements related to these notes require us to maintain certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement. Of the $150.0 million in outstanding notes, $30.0 million had a maturity of five years at an annual interest rate of 5.63%, another $85.0 million had a maturity of ten years at an annual interest rate of 6.33%, and the remaining $35.0 million had a maturity of twelve years at an annual interest rate of 6.43%.

•

On September 13, 2007, we signed the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with KeyBank National Association, as administrative agent for the lending institutions that are parties to the Credit Agreement (the “Agent”), and the lenders party to the Credit Agreement. This Credit Agreement amended, restated, and replaced our Amended and Restated Credit Agreement dated March 29, 2004, as amended, which was to mature in June 2010. The Credit Agreement matures on September 13, 2012 and provides $400.0 million of credit, which may be increased by up to an additional $100.0 million in specified circumstances, for borrowings and letters of credit. The Credit Agreement provides a multi-currency borrowing option and may be used for general corporate purposes. At our option, loans can be borrowed on a floating or fixed rate basis. Floating rate loans bear interest at the greater of (1) the Prime Rate established by the Agent, or (2) the Federal Funds effective rate plus 0.50%, plus in each case a margin based on our leverage ratio. Fixed rate loans bear interest at the Eurodollar Rate or other defined currency rate, plus, in each case, a margin based on our leverage ratio. Interest is payable quarterly or at the end of the interest period, if shorter. The Credit Agreement also requires the payment of a facility fee on the total facility commitment amount, which is determined based on our leverage ratio. We may prepay floating rate loans without paying a penalty, but we may be required to pay a penalty for prepaying fixed rate loans. The Credit Agreement also allows us to make short-term swing loan borrowings not to exceed $35.0 million, with an interest rate equal to the Agent’s cost of funds plus a margin based on our leverage ratio. The Credit Agreement requires us to maintain compliance with certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. Our obligations under the Credit Agreement are unsecured but guaranteed by our material domestic subsidiaries.

At March 31, 2009, we had $377.3 million of funding available from our $400.0 million Credit Agreement. The Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit issued. At March 31, 2009, there were letters of credit outstanding of $22.7 million.

At March 31, 2009, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in note 7 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES

Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, and information technology enhancements. During fiscal 2009, our capital expenditures amounted to $40.9 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. Fiscal 2009 capital expenditures were below historic levels as a result of business and economic conditions. We expect future capital expenditures to return to prior historical trends but we cannot assure you that future capital expenditures will rebound, as future events can occur which could cause anticipated capital expenditure levels to change.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

At March 31, 2009, we had commitments under non-cancelable operating leases totaling $54.8 million.

Our contractual obligations and commercial commitments as of March 31, 2009 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires us to fulfill a commitment.

	Payments due by March 31,
(in thousands)	2010	2011	2012	2013	2014 and thereafter	Total
Contractual Obligations:
Debt	$—	$—	$—	$—	$210,000	$210,000
Operating leases	16,572	13,012	9,312	4,679	11,224	54,799
Purchase obligations	13,381	8,146	—	—	—	21,527
Contributions to defined benefit pension plans	9,400	—	—	—	—	9,400
Benefit payments under defined benefit plans	4,544	4,540	4,378	4,329	21,597	39,388
Trust assets available for benefit payments under defined benefit plans	(4,544)	(4,540)	(4,378)	(4,329)	(21,597)	(39,388)
Benefit payments under other post-retirement welfare benefit plans	3,734	3,675	3,547	3,386	13,075	27,417
Unrecognized tax benefits	—	—	—	—	—	10,926
Other obligations	427	393	405	417	872	2,514
Total Contractual Obligations	$43,514	$25,226	$13,264	$8,482	$235,171	$336,583

The table above includes only the principal amounts of our contractual obligations. We provide information about the interest component of our long-term debt in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in note 7 to our consolidated financial statements titled, “Debt.”

Purchase obligations shown in the table above relate to minimum purchase commitments with suppliers for materials purchases.

The table above excludes contributions we make to our defined contribution plan. Our future contributions to this plan depend on uncertain factors, such as the amount and timing of employee contributions and discretionary employer contributions. We provide additional information about our defined benefit pension plans, defined contribution plan, and other post-retirement medical benefit plan in note 10 to our consolidated financial statements titled, “Benefit Plans.”

The table above includes total unrecognized tax benefits of $10.9 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with these tax positions, we are unable to estimate when cash settlements may occur.

	Amount of Commitment Expiring March 31,
(in thousands)	2010	2011	2012	2013	2014 & Beyond	Totals
Commercial Commitments:
Performance and surety bonds	$18,859	$3,269	$65	$8	$1,888	$24,089
Letters of credit as security for self-insured risk retention policies	8,482	—	—	—	—	8,482
Total Commercial Commitments	$27,341	$3,269	$65	$8	$1,888	$32,571

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

Revenue Recognition.  We recognize revenue for products when ownership passes to the Customer, which is based on contract or shipping terms, and for services when the service is provided to the Customer. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor. We have no further obligations related to bringing about resale, and our standard return and restocking fee policies are applied.

We also have individual Customer contracts that offer extended payment terms and/or discounted pricing. Dealers and distributors may be offered sales incentives in the form of rebates. We reduce revenue for discounts and estimated returns, rebates, and other similar allowances in the same period the related revenues are recorded. Returns, rebates, and similar allowances are estimated based on historical experience and trend analysis.

In transactions that contain multiple elements, such as when products, maintenance services, and other services are combined, we recognize revenue as each product is delivered or service is provided to the Customer. We allocate the total arrangement consideration to each element based on its relative fair value, based on the price for the product or service when it is sold separately.

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

Allowance for Sales Returns.  We maintain an allowance for sales returns based upon known returns and estimated returns for both capital equipment and consumables. We estimate returns of capital equipment and consumables based upon historical experience less the estimated inventory value of the returned goods.

Inventories and Reserves.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 42.2% and 39.3% of total inventories at March 31, 2009 and 2008, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $16.4 million and $16.3 million higher than those reported at March 31, 2009 and 2008, respectively.

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

Restructuring-Related Expenses and Accruals.  We have recorded specific accruals in connection with plans for restructuring elements of our business. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations, and the valuation of certain assets including property, plant, and equipment. Actual amounts could differ from the original estimates.

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

We performed our annual goodwill impairment evaluation as of October 31, 2008. As a result of this evaluation, we determined that there was no impairment of the recorded goodwill amounts.

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

Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. Our accrual for self-insured risk retention as of March 31, 2009 and 2008 was $15.3 million and $16.4 million, respectively.

We are also self-insured for employee medical claims. We estimate a liability for incurred but not reported claims based upon recent claims experience.

Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. If actual results are not consistent with these assumptions and judgments, we could be exposed to additional costs in subsequent periods.

Warranty Reserves.  We generally offer a limited one-year parts and labor warranty on our capital equipment. The specific terms and conditions of warranties vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties in the period revenues are recognized. We estimate warranty expenses based primarily on historical warranty claim experience and the terms of specific Customer contracts. While we have extensive quality programs and processes and actively monitor and evaluate the quality of suppliers, actual warranty experience could be different from our estimates. If actual product failure rates, material usage, or service costs are different from our estimates, we may have to record an adjustment to the estimated warranty liability. As of March 31, 2009 and 2008, we had accrued $7.6 million and $7.8 million, respectively, for warranty exposures.

Contingencies.  We are, and are likely to continue to be involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, the nature of our business, Customers, regulatory environment, and industries in which we participate. These legal proceedings, government investigations, and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slips and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), economic loss (e.g., breach of contract, other commercial claims), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Part I, Item 3, “Legal Proceedings”, for additional information.

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. In the fourth quarter of fiscal 2008, we reached a settlement with the IRS on all material tax matters for fiscal 1999 through fiscal 2001. In the first quarter of fiscal 2009, we reached a settlement with the IRS on all material tax matters for fiscal 2002 through fiscal 2005. The IRS also began its audit of fiscal 2006 and fiscal 2007 in fiscal 2009. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.

Additional information regarding our commitments and contingencies is included in note 11 to our consolidated financial statements titled, “Commitments and Contingencies.”

Benefit Plans.  We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. As of March 31, 2009, we sponsored defined benefit pension plans for eligible participants in the United States and Switzerland. In addition, as of March 31, 2009, we sponsored an unfunded post-retirement welfare benefits plan for two groups of United States employees, including the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.

Employee pension and post-retirement welfare benefits plans are a significant cost of conducting business and represent obligations that will be settled far in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2009 projected benefit obligations and the fiscal 2009 net periodic benefit costs is as follows:

	Defined Benefit Pension Plans		Other Post- Retirement Plan
	U.S.	Switzerland
Funding Status	Funded	Funded	Unfunded
Assumptions used to determine March 31, 2009 projected benefit obligations:
Discount rate	7.50%	3.25%	7.00%
Expected return on plan assets	8.00%	4.50%	NA
Assumptions used to determine fiscal 2009 net periodic benefit costs:
Discount rate	6.00%	3.75%	6.00%
Expected return on plan assets	8.00%	4.50%	NA

NA – Not applicable.

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs and projected benefit obligations both increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2009 benefit costs by $0.2 million. The projected benefit obligations at March 31, 2009 would remain approximately the same.

We develop our discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement plan by 50 basis points would have increased the fiscal 2009 net periodic benefit costs by approximately $0.1 million and would have increased the projected benefit obligations by approximately $2.6 million at March 31, 2009.

We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2009:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$30	$(29)
Effect on postretirement benefit obligation	335	(323)

We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefit plans in our balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date. Note 10 to our consolidated financial statements titled, “Benefit Plans,” contains additional information about our pension and other post-retirement welfare benefits plans.

We concluded that the prescription drug benefit provided in our post-retirement welfare benefits plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) and thus qualifies for the subsidy under the Act. The expected future subsidies reduced our accumulated post-retirement benefit obligation and our net periodic benefit cost as of and for the fiscal year ended March 31, 2009 by approximately $11.6 million and $1.1 million, respectively. We collected subsidies totaling approximately $0.5 million and $0.9 million during fiscal 2009 and fiscal 2008, respectively, which reduced our net post-retirement medical payments. We did not collect any subsidies in fiscal 2007.

Share-Based Compensation.  We account for share-based compensation according to the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”), “Share-Based Payment.” Accordingly, we measure the estimated fair value for all share-based compensation awards, including grants of employee stock options at the grant date and recognize the related compensation expense over the period in which the share-based compensation vests. We selected the Black-Scholes-Merton option pricing model as the most appropriate method for determining the estimated fair value of our share-based compensation awards. This model involves assumptions that are judgmental and affect share-based compensation expense.

In fiscal 2009, fiscal 2008, and fiscal 2007, share-based compensation expense was $7.4 million, $8.6 million, and $9.9 million, respectively. Note 15 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our various share-based compensation plans.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or our industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “potential,” “confidence,” “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to be materially different from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside of our control. No assurances can be provided as to any outcome from litigation, regulatory actions, administrative proceedings, governmental investigations, warning letters, cost reductions, business strategies, level of share repurchases, earnings and revenue trends, or future financial results. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing, raw material, and energy costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or that our business initiatives will take longer, cost more, or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulatory actions, including, without limitation, the previously disclosed FDA warning letter, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect our performance, results, or value, (d) the potential of international unrest, or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services as a result of the current economic downturn and/or due to other factors, (f) the possibility that anticipated growth, alignment, cost savings, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry, or other issues, activities, or initiatives, including the impact on the currently marketed sterilizer or the ability to obtain clearance or market acceptance of the new sterilization system, may adversely impact our performance, results, or value, and (g) the effect of the credit crisis on our ability, as well as the ability of our Customers and suppliers, to adequately access the credit markets when needed, and (h) those risks described in this Annual Report on Form 10-K under Item 1A, “Risk Factors.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.

INTEREST RATE RISK

As of March 31, 2009, we had $210.0 million in fixed rate senior notes outstanding. We had no outstanding borrowings under our revolving credit facility. If we utilize the revolving credit facility, we would be exposed to changes in interest rates in the case of floating rate revolving credit facility borrowings. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to note 7 to our Consolidated Financial Statements titled, “Debt.”

FOREIGN CURRENCY RISK

We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most international operations, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Note 3 to our consolidated financial statements titled, “Accumulated Other Income (Loss),” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately 23.5% of our fiscal 2009 revenues and 31.0% of our fiscal 2009 cost of revenues were generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.

We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2009, we held foreign currency forward contracts to buy 28.0 million Mexican pesos.

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

Management has used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) to evaluate the effectiveness of internal control over financial reporting as of March 31, 2009.

Based on this evaluation under the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009. There were no material weaknesses in internal control over financial reporting identified by management.

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

/s/ WALTER M ROSEBROUGH, JR.
Walter M Rosebrough, Jr. President and Chief Executive Officer

/s/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer

May 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

STERIS Corporation

We have audited STERIS Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). STERIS Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on STERIS Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, STERIS Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009, and our report dated May 28, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

May 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

STERIS Corporation

We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of STERIS Corporation and subsidiaries’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective April 1, 2007 STERIS Corporation and subsidiaries changed its method for accounting for uncertain tax positions. As discussed in Note 10, effective March 31, 2007, STERIS Corporation and subsidiaries changed its method of accounting for pension and other postretirement benefits.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STERIS Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 28, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

May 28, 2009

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

March 31,	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$154,180	$51,868
Accounts receivable (net of allowances of $10,728 and $9,396, respectively)	238,438	249,814
Inventories, net	130,218	147,210
Deferred income taxes	7,195	29,033
Prepaid expenses and other current assets	23,099	35,451
Total Current Assets	553,130	513,376
Property, plant, and equipment, net	350,996	384,642
Goodwill and intangibles, net	305,189	337,980
Other assets	7,624	3,294
Total Assets	$1,216,939	$1,239,292
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term indebtedness	$—	$700
Accounts payable	68,573	75,532
Accrued income taxes	—	23,039
Accrued payroll and other related liabilities	59,702	59,243
Accrued expenses and other	73,751	71,845
Total Current Liabilities	202,026	230,359
Long-term indebtedness	210,000	179,280
Deferred income taxes, net	18,109	5,902
Other liabilities	69,068	117,599
Total Liabilities	$499,203	$533,140
Commitments and Contingencies (see note 11)
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value, 300,000 shares authorized; 70,040 shares issued; 58,452 and 59,263 shares outstanding, respectively	232,282	231,566
Common shares held in treasury, 11,588 and 10,777 shares, respectively	(313,105)	(279,841)
Retained earnings	814,359	721,331
Accumulated other comprehensive income (loss)	(15,800)	33,096
Total Shareholders’ Equity	717,736	706,152
Total Liabilities and Shareholders’ Equity	$1,216,939	$1,239,292

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

Years Ended March 31,	2009	2008	2007
Revenues:
Product	$831,529	$812,058	$773,569
Service	466,996	453,032	423,838
Total Revenues	1,298,525	1,265,090	1,197,407
Cost of Revenues:
Product	496,915	490,124	457,347
Service	274,868	264,363	247,807
Total Cost of Revenues	771,783	754,487	705,154
Gross Profit	526,742	510,603	492,253
Operating Expenses:
Selling, general, and administrative	314,983	334,681	314,342
Research and development	32,760	36,916	33,626
Restructuring expenses	3,554	15,461	6,584
Total Operating Expenses	351,297	387,058	354,552
Income From Continuing Operations	175,445	123,545	137,701
Non-operating Expenses:
Interest expense	10,563	5,979	7,211
Interest and miscellaneous income	(1,603)	(2,233)	(2,440)
Total Non-operating Expenses, Net	8,960	3,746	4,771
Income From Continuing Operations Before Income Tax Expense	166,485	119,799	132,930
Income tax expense	55,800	42,693	51,833
Net Income From Continuing Operations	110,685	77,106	81,097
Discontinued Operations:
Gain on the sale of discontinued operations, net of tax	—	—	1,058
Net Income	$110,685	$77,106	$82,155
Basic Earnings Per Common Share:
Income from continuing operations	$1.88	$1.22	$1.24
Income from discontinued operations	$—	$—	$0.02
Net Income	$1.88	$1.22	$1.26
Diluted Earnings Per Common Share:
Income from continuing operations	$1.86	$1.20	$1.23
Income from discontinued operations	$—	$—	$0.02
Net Income	$1.86	$1.20	$1.25
Cash Dividends Declared Per Common Share Outstanding	$0.30	$0.23	$0.18

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended March 31,	2009	2008	2007
Operating Activities:
Net income	$110,685	$77,106	$82,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	58,773	62,778	60,257
Deferred income taxes	6,817	(10,160)	(10,114)
Share-based compensation expense	7,370	8,617	9,937
(Gain) loss on the disposal of property, plant, equipment, and intangibles, net	(2,755)	5,793	841
Gain on the sale of discontinued operations, net of tax	—	—	(1,058)
Other items	(11,783)	512	2,260
Changes in operating assets and liabilities
Accounts receivable, net	454	9,173	(4,571)
Inventories, net	675	(4,903)	(16,905)
Other current assets	10,840	539	(16,777)
Accounts payable	(2,741)	(3,120)	(12,031)
Accruals and other, net	(10,951)	(2,934)	1,746
Net Cash Provided by Operating Activities	167,384	143,401	95,740
Investing Activities:
Purchases of property, plant, equipment, and intangibles, net	(40,889)	(56,974)	(49,024)
Proceeds from the sale of property, plant, equipment, and intangibles	19,341	5,154	2,825
Proceeds from the sale of discontinued operations	—	—	2,927
Equity investments in joint ventures	(4,150)	—	—
Net Cash Used in Investing Activities	(25,698)	(51,820)	(43,272)
Financing activities:
Proceeds from the issuance of long-term obligations	150,000	—	—
(Payments) proceeds under credit facility, net	(79,180)	79,180	(12,980)
Payments on long-term obligations and capital leases	(40,800)	(700)	(1,687)
Repurchases of common shares	(80,466)	(177,171)	(60,170)
Cash dividends paid to common shareholders	(17,657)	(14,609)	(11,766)
Deferred financing fees and debt issuance costs	(476)	(443)	—
Tax benefit from stock options exercised	6,982	3,194	1,927
Stock option and other equity transactions, net	33,621	14,619	8,997
Net Cash Used in Financing Activities	(27,976)	(95,930)	(75,679)
Effect of exchange rate changes on cash and cash equivalents	(11,398)	3,921	2,775
Increase (decrease) in cash and cash equivalents	102,312	(428)	(20,436)
Cash and cash equivalents at beginning of year	51,868	52,296	72,732
Cash and cash equivalents at end of year	$154,180	$51,868	$52,296

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Shares		Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Number	Amount	Number	Amount
Balance at March 31, 2006	66,976	$218,815	3,064	$(77,092)	$596,878	$ (7,774)	$730,827
Comprehensive income:
Net income	—	—	—	—	82,155	—	82,155
Minimum pension liability adjustment prior to adopting SFAS No. 158, net of taxes of $113	—	—	—	—	—	(556)	(556)
Unrealized loss on investments	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustment	—	—	—	—	—	16,808	16,808
Total comprehensive income	—	—	—	—	—	—	98,403
Repurchases of common shares	(2,607)	—	2,607	(60,170)	—	—	(60,170)
Equity compensation programs	613	4,232	(613)	14,754	—	—	18,986
Tax benefit of stock options exercised	—	1,927	—	—	—	—	1,927
Cash dividends – $0.18 per common share	—	—	—	—	(11,766)	—	(11,766)
Adjustment recognized upon adoption of SFAS No. 158, net of taxes of $7,767	—	—	—	—	—	(3,915)	(3,915)
Balance at March 31, 2007	64,982	224,974	5,058	(122,508)	667,267	4,559	774,292
Adjustment recognized upon adoption of FIN No. 48	—	—	—	—	(8,433)	—	(8,433)
Comprehensive income:
Net income	—	—	—	—	77,106	—	77,106
Pension and postretirement liability adjustment, (net of income tax of $2,169)	—	—	—	—	—	(3,601)	(3,601)
Unrealized loss on investments	—	—	—	—	—	(189)	(189)
Foreign currency translation adjustment	—	—	—	—	—	32,327	32,327
Total comprehensive income	—	—	—	—	—	—	105,643
Repurchases of common shares	(6,600)	—	6,600	(177,171)	—	—	(177,171)
Equity compensation programs	881	3,398	(881)	19,838	—	—	23,236
Tax benefit of stock options exercised	—	3,194	—	—	—	—	3,194
Cash dividends – $0.23 per common share	—	—	—	—	(14,609)	—	(14,609)
Balance at March 31, 2008	59,263	231,566	10,777	(279,841)	721,331	33,096	706,152
Comprehensive income:
Net income	—	—	—	—	110,685	—	110,685
Pension and postretirement liability adjustment, (net of income tax of $18,602)	—	—	—	—	—	20,933	20,933
Unrealized loss on investments	—	—	—	—	—	(318)	(318)
Foreign currency translation adjustment	—	—	—	—	—	(69,511)	(69,511)
Total comprehensive income	—	—	—	—	—	—	61,789
Repurchases of common shares	(2,646)	—	2,646	(80,466)	—	—	(80,466)
Equity compensation programs	1,835	(6,266)	(1,835)	47,202	—	—	40,936
Tax benefit of stock options exercised	—	6,982	—	—	—	—	6,982
Cash dividends – $0.30 per common share	—	—	—	—	(17,657)	—	(17,657)
Balance at March 31, 2009	58,452	$232,282	11,588	$ (313,105)	$814,359	$ (15,800)	$717,736

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

As a result of organizational changes within the Life Sciences segment announced in fiscal 2008, we changed our methodology for reporting segments. The Defense and Industrial business unit, which contains businesses in early development stages, will no longer be a component of the Life Sciences segment. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie, Pennsylvania manufacturing operation. Fiscal 2007 amounts have been reclassified to reflect the fiscal 2008 and fiscal 2009 presentation.

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

Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2009	2008	2007
Cash paid during the year for:
Interest	$10,748	$6,020	$7,462
Income taxes	48,489	54,164	78,338
Cash received during the year for income tax refunds	1,870	967	1,028

Revenue Recognition.  We recognize revenue for products when ownership passes to the Customer, which is based on contract or shipping terms, and for services when the service is provided to the Customer. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor. We have no further obligations related to bringing about resale and our standard return and restocking fee policies are applied.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

We also have individual Customer contracts that offer discounted pricing. Dealers and distributors may be offered sales incentives in the form of rebates. We reduce revenue for discounts and estimated returns, rebates, and other similar allowances in the same period the related revenues are recorded. Returns, rebates, and similar allowances are estimated based on historical experience and trend analysis.

In transactions that contain multiple elements, such as when products, maintenance services, and other services are combined, we recognize revenue as each product is delivered or service is provided to the Customer. We allocate the total arrangement consideration to each element based on its relative fair value, based on the price for the product or service when it is sold separately.

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

Inventories, net.   Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 42.2% and 39.3% of total inventories at March 31, 2009 and 2008, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $16,380 and $16,318 higher than those reported at March 31, 2009 and 2008, respectively.

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

Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $920 and $380 for the years ended March 31, 2009 and 2008, respectively.

Total interest expense for the years ended March 31, 2009, 2008, and 2007 was $10,563, $5,979, and $7,211, respectively.

Identifiable Intangible Assets.  Our identifiable intangible assets include product technology rights, trademarks, licenses, and Customer relationships. We record these assets at cost, or when acquired as part of a business acquisition, at estimated fair value. We generally amortize identifiable intangible assets over periods ranging from 5 to 20 years using the straight-line method.

Investments.  Investments in marketable securities are stated at fair value. Fair value is determined using quoted market prices at the end of the reporting period. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Income (Loss).

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

Business Dispositions.   We summarize business dispositions in note 16 to the consolidated financial statements. During fiscal 2006, we sold our lyophilizer (freeze dryer) product line located in Cologne, Germany and accounted for this product line as a discontinued operation in the consolidated financial statements. We have classified the gain from the sale of this product line recorded in fiscal 2007 as a discontinued operation. The disclosures presented in the accompanying consolidated financial statements refer to our continuing operations, unless we state otherwise.

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

Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the liability. This liability includes estimates for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies.

We are also self-insured for employee medical claims. We estimate a liability for incurred but not reported claims based upon recent claims experience.

Benefit Plans.   We sponsor defined benefit pension and other post-retirement welfare benefit plans for certain current and former employees. We summarize our benefit plans in note 10. We determine our costs and obligations related to these plans by evaluating input from third-party professional advisors. These costs and obligations are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for eligible employees, estimated changes in costs of healthcare benefits, and other factors. We review the assumptions used on an annual basis.

We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefit plans in our balance sheets, according to the provisions of Statement of Financial Accounting Standards No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date.

We provide additional information about our pension and other post-retirement welfare benefits plans in note 10 to our consolidated financial statements titled, “Benefit Plans.”

Litigation and Contingencies.  When we determine that it is probable that we have incurred a liability, and the amount of the liability can be reasonably estimated, we record a charge to earnings. We consider the facts and circumstances, including any settlement offers, associated with litigation and contingencies in making the determination.

Fair Value of Financial Instruments.  Except for long-term debt, our financial instruments are highly liquid or have short-term maturities. Therefore, the recorded value is approximately equal to the fair value. We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We determined that the recorded value of our long-term debt is approximately equal to the fair value at March 31, 2009 and 2008. The financial instruments we hold could potentially expose us to a concentration of credit risk. We invest our excess cash in money market funds and high-quality securities placed with major banks and financial institutions and short-term United States government securities. We have established guidelines related to diversification and maturities to maintain safety and liquidity.

On April 1, 2008, we adopted the non-deferred provisions of Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements” for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 did not require new fair value measurements. This standard applies under existing accounting pronouncements that require or permit fair value measurements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

On April 1, 2008, we also adopted Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which permits entities to make an irrevocable election to measure many financial instruments and certain other items at fair value that were not currently required to be measured at fair value. The fair value option may be applied instrument by instrument and must be applied to entire instruments. Unrealized gains and losses arising after adoption are reported in earnings. We did not elect to measure any additional financial instruments or other items at fair value.

We provide additional information about the fair value of our financial instruments in note 18 titled, “Fair Value Measurements.”

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

Foreign Currency Forward Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within “Selling, general, and administrative expenses” in the accompanying Consolidated Statements of Income. At March 31, 2009, we held foreign currency forward contracts to buy 28.0 million Mexican pesos. At March 31, 2008, we held foreign currency forward contracts to sell 4.0 million euros and 160.0 million Japanese yen and to buy 4.0 million euros and 3.6 million Canadian dollars.

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

Advertising Expenses.   We expense advertising costs as incurred. We incurred $9,430, $11,740, and $13,170 of advertising costs during the years ended March 31, 2009, 2008, and 2007, respectively.

Research and Development.  We incur research and development costs associated with commercial products. We expense these costs in the Consolidated Statements of Income as incurred. If a Customer reimburses us for research and development costs, the costs are charged to the related contracts as costs of revenues.

Income Taxes.  Our income tax expense includes United States federal, state, and local, and foreign income taxes, and is based on reported pre-tax income. We defer income taxes for all temporary differences between pre-tax financial and taxable income and between the book and tax basis of assets and liabilities. We record valuation allowances to reduce net deferred tax assets to an amount that we expect will more-likely-than-not be realized. In making such a determination, we consider all available information, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes and the effective tax rate.

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

Share-Based Compensation.  We describe share-based compensation in note 15 to our consolidated financial statements titled, “Share-Based Compensation.” We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). We record liability awards at fair value each reporting period and the change in fair value is reflected as stock compensation expense in our Consolidated Statements of Income. These costs are recognized in the Consolidated Statement of Income over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R also requires that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations.

Restructuring.  We have recognized restructuring expenses as incurred as required under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43.” In addition, the property, plant, and equipment associated with the related facilities were assessed for impairment under Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the closed facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant, and equipment associated with the related operations were reevaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets.

Recently Issued Accounting Standards Impacting the Company.  In December 2008, the FASB issued FASB Staff Position No. 132(R)-1 (“FSP No. 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. 132(R)-1 provides guidance on an employer’s disclosures about the plan assets of a defined benefit pension or other post-retirement benefit plan. FSP No. 132(R)-1 requires us to disclose how investment allocation decisions are made, including the factors relevant to understanding investment policies and decisions, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of the plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The provisions of FSP No. 132(R)-1 are to be applied prospectively for fiscal years ending after December 15, 2009, with earlier adoption permitted. We are currently evaluating the impact of adopting FSP No. 132(R)-1, but we do not expect it to have a material effect on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP No. 157-2”), “Effective Date of Statement 157.” FSP No. 157-2 deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. Items in this classification

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

include goodwill and other intangible assets measured for impairment testing purposes. We are currently evaluating the impact of adopting FSP No. 157-2 on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset pursuant to Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”. The provisions of FSP 142-3 are to be applied prospectively to intangible assets acquired after the effective date in fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities”. Under FSP EITF 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computed earnings per share. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We have not elected to adopt early and are currently evaluating the impact of SFAS No. 161 on our consolidated financial statements.

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

2. RESTRUCTURING

The following summarizes our restructuring plans announced in fiscal 2009, 2008, 2007, and 2006.

Fiscal 2009 Restructuring Plan.  During the third quarter of fiscal 2009, we adopted a restructuring plan primarily focused on our international operations (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We will also

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

close two sales offices in Japan. These actions are expected to directly impact approximately 100 employees worldwide. These restructuring actions are intended to enhance our profitability and improve efficiency primarily by reducing ongoing international operating costs.

In fiscal 2009, we recorded pre-tax expenses totaling $15,580 related to these actions, of which $4,767 was recorded as restructuring expenses and $10,813 was recorded in cost of revenues, with restructuring expenses of $12,827 and $2,753 related to the Healthcare and Life Sciences reporting segments, respectively. We do not expect to incur significant additional expenses related to this plan. We are continuing to evaluate all of our operations for additional opportunities to improve performance, but we have not committed to any additional specific actions.

Fiscal 2008 Restructuring Plan.  During the fourth quarter of fiscal 2008, we adopted a restructuring plan primarily focused on our North American operations (the “Fiscal 2008 Restructuring Plan”). As part of this plan, we announced the closure of two sales offices and the rationalization of certain products. We also reduced the workforce in certain support functions. Across all of our reporting segments approximately 90 employees, primarily located in North America, were directly impacted. These restructuring actions were designed to enhance profitability and improve efficiency by reducing ongoing operating costs.

In fiscal 2009, we did not incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan and we settled certain termination benefits and other costs for less than originally expected. Also in fiscal 2009, we reversed our decision to close one of the sales offices, because we could not achieve a satisfactory exit from our warranty and service obligations. As a result, we reversed restructuring expenses recorded in fiscal 2008 totaling approximately $1,000. In fiscal 2008, we recorded pre-tax expenses totaling $15,834 related to these actions, of which $11,750 was recorded as restructuring expenses and $4,084 was recorded in cost of revenues, with restructuring expenses of $13,187, $1,505, $389, and $753 related to the Healthcare, Life Sciences, and Isomedix reporting segments, and Corporate and other, respectively.

Since the inception of the Fiscal 2008 Restructuring Plan, we have recorded pre-tax expenses totaling $14,333, of which $9,883 was recorded as restructuring expenses and $4,450 was recorded in cost of revenues. Pre-tax expenses of $11,856, $1,296, $429, and $752 related to the Healthcare, Life Sciences, and Isomedix reporting segments, and Corporate and other, respectively. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan.

European Restructuring Plan.  During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). As part of this plan, we closed two sales offices. We also reduced the workforce in certain of our European support functions. These actions were intended to improve our cost structure in Europe. Approximately 40 employees were directly impacted in various European locations.

In fiscal 2009, fiscal 2008, and fiscal 2007, we recorded $99, $85, and $1,703, respectively, in pre-tax restructuring expenses related to these actions. The restructuring expenses in fiscal 2009 were to settle the remaining obligation associated with this plan related to a lease termination. The restructuring expenses in fiscal 2008 and fiscal 2007 were predominately for severance and related benefits and lease termination costs. Since the inception of the plan, we recorded pre-tax expenses of $1,887, with restructuring expenses of $1,353 and $534 related to the Healthcare and Life Sciences reporting segments, respectively.

Fiscal 2006 Restructuring Plan.  During the fourth quarter of fiscal 2006, we announced the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions, including the closure of a sales office, rationalization of operations in Finland, and the elimination of certain management positions (the “Fiscal 2006 Restructuring Plan”). All such actions were intended to improve our cost structure.

In fiscal 2009, we did not incur any restructuring expenses related to the Fiscal 2006 Restructuring Plan and we settled certain severance and related benefit payment obligations for less than originally expected. In fiscal 2008 and fiscal 2007, we recorded $3,626 and $4,881 in pre-tax restructuring expenses, respectively, predominately for severance and related benefit payments and asset impairment and accelerated depreciation expenses. Since the

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

inception of the plan, we recorded restructuring expenses of $33,637, with restructuring expenses of $33,223 and $414 related to the Healthcare and Life Sciences reporting segments, respectively.

These actions directly impacted more than 450 employees beginning in the fourth quarter of fiscal 2006 and continuing through fiscal 2008. We completed the transfer of manufacturing operations to Monterrey, Mexico during fiscal 2008. We settled the remaining obligations associated with the Fiscal 2006 Restructuring Plan.

The following tables summarize our total restructuring charges for fiscal 2009, fiscal 2008, and fiscal 2007:

Year Ended March 31, 2009	Fiscal 2009 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan (2)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$4,280	$(365)	$—	$(178)	$3,737
Asset impairment and accelerated depreciation	1,112	(83)	—	—	1,029
Product rationalization	9,485	(464)	—	—	9,021
Lease termination costs	354	20	99	—	473
Other	349	(609)	—	—	(260)
Total Restructuring Charges	$15,580	$ (1,501)	$99	$ (178)	$14,000

(1)	Includes $10,813 in charges recorded in cost of revenues on the Consolidated Statements of Income.
(2)	Includes a negative $366 in charges recorded in cost of revenues on the Consolidated Statements of Income.

Year Ended March 31, 2008	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan (3)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$—	$5,213	$(80)	$203	$5,336
Asset impairment and accelerated depreciation	—	5,106	—	2,885	7,991
Product rationalization	—	3,754	—	—	3,754
Lease termination costs	—	898	165	(13)	1,050
Other	—	863	—	551	1,414
Total Restructuring Charges	$—	$15,834	$85	$3,626	$19,545

(3)	Includes $4,084 in charges recorded in cost of revenues on the Consolidated Statements of Income.

Year Ended March 31, 2007	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$—	$—	$1,365	$2,027	$3,392
Asset impairment and accelerated depreciation	—	—	105	2,606	2,711
Lease termination obligations	—	—	233	150	383
Other	—	—	—	98	98
Total Restructuring Charges	$—	$—	$1,703	$4,881	$6,584

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize the liabilities related to our restructuring activities:

	Fiscal 2009 Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
		Provision	Payments/ Impairments
Severance and termination benefits	$—	$4,280	$(2,360)	$1,920
Asset impairment	—	1,112	(1,112)	—
Product rationalization	—	9,485	(9,410)	75
Lease termination obligations	—	354	(17)	337
Other	—	349	(108)	241
Total	$—	$15,580	$(13,007)	$2,573

	Fiscal 2008 Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
		Provision(4)	Payments/ Impairments
Severance and termination benefits	$4,244	$(365)	$(3,378)	$501
Asset impairment	492	(83)	—	409
Lease termination obligations	898	20	(37)	881
Other	609	(609)	—	—
Total	$6,243	$(1,037)	$(3,415)	$1,791

(4)	Does not include a negative $464 in product rationalization costs that were charged against inventory.

	Fiscal 2008 Restructuring Plan
	March 31, 2007	Fiscal 2008		March 31, 2008
		Provision	Payments/ Impairments
Severance and termination benefits	$—	$5,213	$(969)	$4,244
Asset impairments	—	5,106	(4,614)	492
Product rationalization	—	3,754	(3,754)	—
Lease termination obligations	—	898	—	898
Other	—	863	(254)	609
Total	$—	$15,834	$ (9,591)	$6,243

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	European Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
		Provision	Payments/ Impairments
Lease termination obligations	$247	$99	$(346)	$—
Total	$247	$99	$(346)	$—

	European Restructuring Plan
	March 31, 2007	Fiscal 2008		March 31, 2008
		Provision	Payments/ Impairments
Severance and termination benefits	$638	$(68)	$(570)	$—
Lease termination obligations	219	160	(132)	247
Fixed asset impairments	105	—	(105)	—
Total	$962	$92	$(807)	$247

	Fiscal 2006 Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
		Provision	Payments
Severance and termination benefits	$879	$(178)	$(701)	$—
Total	$879	$(178)	$(701)	$—

	Fiscal 2006 Restructuring Plan
	March 31, 2007	Fiscal 2008		March 31, 2008
		Provision	Payments
Severance and termination benefits	$1,799	$132	$(1,052)	$879
Lease termination obligation	157	(13)	(144)	—
Total	$1,956	$119	$(1,196)	$879

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders’ Equity consists of the following:

	Years Ended March 31,
	2009	2008	2007
Unrecognized pension and post-retirement benefits costs, net of tax	$6,647	$(14,286)	$(10,685)
Unrealized loss on investments	(511)	(193)	(4)
Cumulative foreign currency translation adjustment	(21,936)	47,575	15,248
Total	$ (15,800)	$33,096	$4,559

4. GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” Under this standard, goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing. Other finite-lived intangible assets are amortized over their estimated useful lives. We performed our annual goodwill impairment testing during the third quarter of fiscal 2009. This analysis resulted in the conclusion that there had been no impairment of the recorded goodwill amounts.

Changes to the carrying amount of goodwill for the years ended March 31, 2009 and 2008 were as follows:

	Healthcare Segment	Life Sciences Segment	STERIS Isomedix Services Segment	Total
Balance at March 31, 2007	$171,537	$28,023	$81,659	$281,219
Foreign currency translation adjustments	5,797	3,920	—	9,717
Balance at March 31, 2008	177,334	31,943	81,659	290,936
Goodwill write-off associated with facility sold	—	—	(1,763)	(1,763)
Foreign currency translation adjustments	(13,897)	(3,250)	—	(17,147)
Balance at March 31, 2009	$163,437	$28,693	$79,896	$272,026

Goodwill of $1,763 associated with the Isomedix facility located in the Chicago, Illinois area was written off in connection with the sale of this operation to a Customer in fiscal 2009. Further information regarding the sale of this facility is presented in note 12, “Business Segment Information.”

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Information regarding our intangible assets is as follows:

	March 31, 2009		March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$17,342	$9,264	$26,044	$10,115
Non-compete agreements	3,067	2,860	3,165	2,683
Patents and technology	39,883	22,263	41,428	21,160
Trademarks and tradenames	17,321	10,066	20,351	10,001
Other	14	11	25	10
Total	$77,627	$44,464	$91,013	$43,969

We did not hold any indefinite-lived intangible assets in fiscal 2009 or fiscal 2008. Total amortization expense for finite-lived intangible assets was $7,513, $7,613, and $7,548 for the years ended March 31, 2009, 2008, and 2007, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2010	2011	2012	2013	2014
Estimated amortization expense	$5,970	$5,589	$4,727	$3,906	$2,922

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2009 foreign currency exchange rates.

5. INVENTORIES, NET

Inventories, net consisted of the following:

March 31,	2009	2008
Raw materials	$37,270	$44,195
Work in process	24,314	28,158
Finished goods	68,634	74,857
Total Inventories, Net	$130,218	$147,210

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

6. PROPERTY, PLANT, AND EQUIPMENT

Information related to the major categories of our depreciable assets is as follows:

March 31,	2009	2008
Land and land improvements(1)	$25,795	$26,696
Buildings and leasehold improvements	188,136	184,921
Machinery and equipment	271,122	271,646
Information systems	92,966	126,741
Radioisotope	161,415	148,738
Construction in progress(1)	17,667	38,065
Total Property, Plant, and Equipment	757,101	796,807
Less: accumulated depreciation and depletion	(406,105)	(412,165)
Property, Plant, and Equipment, Net	$350,996	$384,642

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

Depreciation and depletion expense was $51,260, $55,165, and $52,708, for the years ended March 31, 2009, 2008, and 2007, respectively.

Rental expense for leases was $17,982, $18,205, and $18,164, for the years ended March 31, 2009, 2008, and 2007, respectively. Operating leases relate to manufacturing, warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant us varying renewal and purchase options.

Future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2009 were as follows:

Operating Leases
2010	$16,572
2011	13,012
2012	9,312
2013	4,679
2014 and thereafter	11,224
Total Minimum Lease Payments	$54,799

In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated based upon March 31, 2009 foreign currency exchange rates.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

7. DEBT

Indebtedness was as follows:

March 31,	2009	2008
Private Placement	$210,000	$100,000
Credit facility	—	79,180
Other debt	—	800
Total	210,000	179,980
Less: current portion	—	700
Long-term portion	$210,000	$179,280

On August 15, 2008, we issued $150,000 of senior notes in a private placement (the “August 2008 Private Placement”) to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. We have used and will use the proceeds for general corporate purposes, including repayment of debt, capital expenditures, acquisitions, dividends, and share repurchases. Of the $150,000 notes, $30,000 have a maturity of 5 years at an annual interest rate of 5.63%, another $85,000 have a maturity of 10 years at an annual interest rate of 6.33%, and the remaining $35,000 have a maturity of 12 years at an annual interest rate of 6.43%. The agreements governing the senior notes issued in the August 2008 Private Placement contain financial covenants, including limitations on debt and a minimum consolidated net worth requirement.

In December 2003, we issued $100,000 of senior notes in a private placement (the “December 2003 Private Placement”) to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. We used the proceeds of the December 2003 Private Placement to pay down the outstanding balance of our revolving credit facility and have used the other proceeds for general corporate purposes. Of the $100,000 of notes, $40,000 had a maturity of five years at an annual interest rate of 4.20%, an additional $40,000 had a maturity of ten years at an annual interest rate of 5.25%, and the remaining $20,000 had a maturity of twelve years at an annual interest rate of 5.38%. Therefore, in December 2008, the first series of the December 2003 Private Placement notes in an aggregate principal amount of $40,000 matured and was repaid. The agreements governing the senior notes issued in the December 2003 Private Placement contain financial covenants, including limitations on debt and a minimum consolidated net worth requirement.

On August 15, 2008, we signed an amendment to the December 2003 Private Placement note purchase agreements. This amendment, which was signed by the requisite majority in aggregate principal amount of the holders of the December 2003 Private Placement notes, modified the respective note purchase agreements primarily as they pertained to liens, electronic delivery of financial information and notices, and certain provisions regarding an intercreditor agreement.

In September 2007, we signed the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with KeyBank National Association, as administrative agent for the lending institutions that are parties to the Credit Agreement (the “Agent”), and the lenders party to the Credit Agreement. This Credit Agreement amended, restated, and replaced our Amended and Restated Credit Agreement dated March 29, 2004, as amended, which was to mature in June 2010. The Credit Agreement matures on September 13, 2012 and provides $400,000 of credit, which may be increased by up to an additional $100,000 in specified circumstances, for borrowings and letters of credit. The Credit Agreement provides a multi-currency borrowing option and may be used for general corporate purposes. At our option, loans can be borrowed on a floating or fixed interest rate at the greater of (1) the Prime Rate established by the Agent, or (2) the Federal Funds effective rate plus 0.50%, plus in each case a margin based on our leverage ratio. Fixed rate loans bear interest at the Eurodollar Rate or other defined currency rate plus, in each case, a margin based on our leverage ratio. Interest is payable quarterly or at the end of the interest period, if shorter. The Credit Agreement also requires the payment of a facility fee on the total facility commitment amount, which is determined based on our leverage ratio. We may prepay floating rate loans without paying a penalty, but we may be required to pay a penalty for prepaying

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

fixed rate loans. The Credit Agreement also allows us to make short-term swing loan borrowings not to exceed $35,000, with an interest rate equal to the Agent’s cost of funds plus a margin based on our leverage ratio. The Credit Agreement requires us to maintain compliance with certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. Our obligations under the Credit Agreement are unsecured but guaranteed by our material domestic subsidiaries.

Other debt consisted of industrial development revenue bonds that bore interest at a variable rate based on the bank/marketing agent’s demand note index. Reimbursement agreements related to letters of credit that supported the industrial development revenue bonds followed the same financial covenants as the Credit Agreement. The final payment on these industrial revenue bonds was made in March 2009. At March 31, 2008, outstanding obligations under the industrial development revenue bonds were $800, with an interest rate of 2.30%.

At March 31, 2009, we were in compliance with all financial covenants associated with our indebtedness.

The combined annual aggregate amount of maturities of our outstanding debt is as follows:

2010	$—
2011	—
2012	—
2013	—
2014 and thereafter	210,000
Total	$210,000

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

8. ADDITIONAL BALANCE SHEET INFORMATION

Additional information related to our Consolidated Balance Sheets is as follows:

March 31,	2009	2008
Accrued Payroll and Other Related Liabilities:
Compensation and related items	$17,395	$17,500
Accrued vacation	5,916	14,085
Accrued bonuses	22,973	8,658
Accrued employee commissions	9,100	11,263
Other post-retirement benefit obligation- current portion	3,777	6,824
Other employee benefit plans’ obligations- current portion	541	913
Total Accrued Payroll and Other Related Liabilities	$59,702	$59,243
Accrued Expenses and Other:
Deferred revenues	$25,491	$24,833
Self-insured risk reserves- current portion	6,083	5,436
Accrued dealer commissions	6,389	6,398
Accrued warranty	7,573	7,825
Other	28,215	27,353
Total Accrued Expenses and Other	$73,751	$71,845
Other Liabilities:
Self-insured risk reserves- long-term portion	$11,041	$11,814
Other post-retirement benefit obligation- long-term portion	26,105	75,889
Defined benefit pension plans’ obligations- long-term portion	18,356	14,058
Other employee benefit plans’ obligations- long-term portion	1,240	1,314
Minority interest in joint venture	429	323
Accrued long-term income taxes	11,897	14,201
Total Other Liabilities	$69,068	$117,599

9. INCOME TAXES

Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2009	2008	2007
United States operations	$148,839	$86,758	$118,130
Non-United States operations	17,646	33,041	14,800
	$166,485	$119,799	$132,930

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2009	2008	2007
Current:
United States federal	$29,355	$35,273	$47,492
United States state and local	8,211	4,164	4,722
Non-United States	11,417	13,416	9,733
	48,983	52,853	61,947
Deferred:
United States federal	6,010	(7,243)	(8,674)
United States state and local	923	(517)	(845)
Non-United States	(116)	(2,400)	(595)
	6,817	(10,160)	(10,114)
Total Provision for Income Taxes	$55,800	$42,693	$51,833

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory tax rate as follows:

Years Ended March 31,	2009	2008	2007
United States federal statutory tax rate	35.0%	35.0%	35.0%
(Reduction) increase of income tax accruals	-4.6%	-1.4%	1.7%
Net increase in valuation allowances	2.1%	0.6%	0.7%
State and local taxes, net of federal income tax benefit	2.7%	1.6%	1.9%
Foreign income tax credit	-0.8%	-1.2%	-0.2%
Difference in non-United States tax rates	-0.7%	0.1%	1.3%
U.S. manufacturing deduction	-0.7%	-1.4%	-0.5%
All other, net	0.5%	2.3%	-0.9%
Total Provision for Income Taxes	33.5%	35.6%	39.0%

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2009	2008
Unrecognized Tax Benefits Balance at April 1	$10,455	$15,207
Increases for tax provisions of prior years	2,050	3,309
Decreases for tax provisions of prior years	(2,571)	(8,537)
Increases for tax provisions of current year	5,461	476
Decreases for tax provisions of current year	(1)	—
Settlements	(435)	—
Lapse of statute of limitations	(4,033)	—

Unrecognized Tax Benefits Balance at March 31	$10,926	$10,455

Included in the unrecognized tax benefits of $10,926 at March 31, 2009 is $2,223 of tax benefits that, if recognized, would reduce the annual effective tax rate. In addition, we believe that it is reasonably possible that unrecognized tax benefits may decrease by up to $1,365 within 12 months of March 31, 2009, primarily as a result of audit settlements and the closure of statutes of limitation.

For the years ended March 31, 2009 and 2008, current income tax expense includes a benefit of $1,184 and expense of $607 for interest, and a benefit of $1,868 and $378 for penalties, respectively. In total, as of March 31, 2009 and March 31, 2008, we have recognized a liability for interest of $1,000 and $2,184 and penalties of $208 and $2,485, respectively.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state, and local, as well as foreign, jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2006 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2004. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2009 and 2008 were as follows:

March 31,	2009	2008
Deferred Tax Assets:
Post-retirement benefit accrual	$12,890	$36,262
Compensation	17,790	15,753
Net operating loss carryforwards	10,306	11,011
Accrued expenses	8,333	8,278
Insurance	5,552	6,303
Deferred income	1,113	5,897
Bad debt	2,473	4,732
Pension	3,816	4,372
Other	1,174	1,809
Deferred Tax Assets	63,447	94,417
Less: Valuation allowance	9,957	8,998
Total Deferred Tax Assets	53,490	85,419
Deferred Tax Liabilities:
Depreciation and depletion	38,880	39,789
Intangibles	19,899	18,817
Inventory	2,667	1,813
Other	2,958	1,869
Total Deferred Tax Liabilities	64,404	62,288
Net Deferred Tax Assets (Liabilities)	$(10,914)	$23,131

At March 31, 2009, we had federal operating loss carryforwards of $700, which can be utilized subject to certain limitations, and foreign operating loss carry forwards of $40,144. Substantially all of the carryforwards are available for at least three years or have an indefinite carryforward period. In addition, we have recorded tax benefits of $530 related to state operating loss carryforwards. At March 31, 2009, we had $692 of tax credit carryforwards. These credit carryforwards expire between fiscal 2015 and fiscal 2020.

We periodically review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $9,957 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2009 by $959.

At March 31, 2009, cumulative undistributed earnings of international operations amounted to approximately $109,662. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings, nor is it practicable to determine the amount of this liability.

At March 31, 2009, STERIS Corporation had a current prepaid income tax position. This was mainly due to the timing of U.S. Federal income tax estimated payments and the resolution of an IRS audit.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

10. BENEFIT PLANS

We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded post-retirement welfare benefits plan for two groups of United States employees, including the same employees who receive pension benefits under the Unites States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.

During the second quarter of fiscal 2009, we amended our United States post-retirement welfare benefits plan, reducing the benefits to be provided to retirees under the plan and increasing their share of the costs. The amendments resulted in a decrease of $46,001 in the accumulated post-retirement benefit obligation. The impact of this change was recognized in our Consolidated Balance Sheets in fiscal 2009 and will be amortized as a component of the annual net periodic benefit cost over a period of approximately thirteen years.

A defined benefit pension plan is also provided to the employees of our Pieterlen, Switzerland manufacturing facility. During the third quarter of fiscal 2009, we adopted profitability improvement actions related to the Pieterlen, Switzerland manufacturing facility. These actions were part of the Fiscal 2009 Restructuring Plan and included a workforce reduction that impacted approximately 24 employees at the facility. These restructuring actions resulted in a curtailment and a partial settlement of the plan as the vested benefits of certain affected employees were settled in the fourth quarter of fiscal 2009. As a result of these actions, we recorded a gain of $358 related to a curtailment and partial settlement, reducing our net periodic pension cost. We also recorded $807 related to special termination benefits provided to participants increasing our net periodic pension cost.

In accordance with the provisions of SFAS No. 158, we recognize the funded status of our defined benefit pension and post-retirement benefit plans in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The funded status is measured as of March 31 each year and is calculated as the difference between the fair value of plan assets and the benefit obligation (which is the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for post-retirement benefit plans). Accumulated comprehensive income (loss) represents the net unrecognized actuarial losses, unrecognized prior service cost, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 and SFAS No. 106. These amounts will be recognized in net periodic benefit cost as they are amortized. We will recognize future changes to the funded status of these plans in the year the change occurs, through other comprehensive income.

The pre-tax amount of unrecognized actuarial net loss, unamortized prior service cost and unamortized transition obligation included in accumulated other comprehensive income (loss) at March 31, 2009 was ($31,612), $42,117 and ($71), respectively. During fiscal 2010, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

	U.S. Qualified Plans	International Plan	Other Post-retirement Benefit Plan
Actuarial loss	$1,159	$—	$582
Prior Service Cost	$—	$—	$(3,263)
Transition obligation	$(71)	$—	$—

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement medical benefit plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2009 and 2008, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our other post-retirement medical benefit plan. The measurement date of our defined benefit pension plans and the other post-retirement medical benefit plan is March 31 for both periods presented.

	Pension Plans				Other Post-retirement Plan
	U.S. Qualified		International
	2009	2008	2009	2008	2009	2008
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$47,864	$48,431	$14,703	$10,952	$82,713	$81,064
Service cost	210	105	381	513	—	—
Interest cost	2,741	2,796	468	337	2,703	4,643
Actuarial (gain) loss	(3,550)	875	(1,649)	1,128	(4,184)	1,982
Benefits and expenses	(4,533)	(4,343)	(1,957)	(1,370)	(5,350)	(4,976)
Employee contributions	—	—	615	649	—	—
Curtailments/settlements	—	—	(1,316)	—	—	—
Termination benefits	—	—	807	—	—	—
Amendments	—	—	—	—	(46,001)	—
Impact of foreign currency exchange rate changes	—	—	(1,808)	2,494	—	—
Benefit Obligations at End of Year	42,732	47,864	10,244	14,703	29,881	82,713

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	35,784	38,971	12,725	8,946	—	—
Actual (loss) return on plan assets	(9,032)	(1,248)	(1,814)	1,750	—	—
Employer contributions	4,000	2,404	615	649	5,350	4,976
Employee contributions	—	—	615	649	—	—
Benefits and expenses paid	(4,508)	(4,343)	(1,957)	(1,370)	(5,350)	(4,976)
Curtailments/settlements	—	—	(992)	—	—	—
Termination benefits	—	—	807	—	—	—
Impact of foreign currency exchange rate changes	—	—	(1,533)	2,101	—	—
Fair Value of Plan Assets at End of Year	26,244	35,784	8,466	12,725	—	—
Funded Status of the Plans (1)	$(16,488)	$(12,080)	$(1,778)	$(1,978)	$(29,881)	$(82,713)

(1)	The current and long-term portions of the accrued benefit obligations are included in “Accrued payroll and other related liabilities” and “Other liabilities,” respectively, on the accompanying Consolidated Balance Sheets.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2009 and 2008:

	U.S. Qualified		International		Total
	2009	2008	2009	2008	2009	2008
Aggregate fair value of plan assets	$26,244	$35,784	$8,466	$12,725	$34,710	$48,509
Aggregate accumulated benefit obligations	42,732	47,864	9,737	13,403	52,469	61,267

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2009 and 2008:

	U.S. Qualified		International		Total
	2009	2008	2009	2008	2009	2008
Aggregate fair value of plan assets	$26,244	$35,784	$8,466	$12,725	$34,710	$48,509
Aggregate projected benefit obligations	42,732	47,864	10,244	14,703	52,976	62,567

Components of Net Periodic Benefit Cost.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement medical benefit plan were as follows:

	Pension Plans
	U.S. Qualified			International			Other Post-retirement Plan
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Service cost	$210	$105	$76	$381	$513	$454	$—	$—	$—
Interest cost	2,741	2,796	2,769	468	337	331	2,703	4,643	4,673
Expected return on plan assets	(2,867)	(3,127)	(2,858)	(522)	(487)	(402)	—	—	—
Prior service cost recognition	—	—	—	—	—	—	(3,884)	—	—
Net amortization and deferral	526	301	265	(3)	—	—	1,366	988	922
Net Periodic Benefit Cost	610	75	252	324	363	383	185	5,631	5,595
Curtailments/settlements	—	—	—	(358)	—	—	—	—	—
Termination benefits	—	—	—	807	—	—	—	—	—
Total Benefit Cost	$610	$75	$252	$773	$363	$383	$185	$5,631	$5,595

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table provides the applicable actuarial assumptions used to determine the projected benefit obligations at March 31:

	2009	2008
Discount Rate:
U.S. qualified pension plans	7.50%	6.00%
Switzerland pension plan	3.25%	3.75%
Other post-retirement plan	7.00%	6.00%
Expected Return on Plan Assets:
U.S. qualified pension plans	8.00%	8.00%
Switzerland pension plan	4.50%	4.50%
Rate of Compensation Increase:
Switzerland pension plan	2.50%	2.50%

The following table provides the applicable actuarial assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2009	2008	2007
Discount Rate:
U.S. qualified pension plans	6.00%	6.00%	6.00%
Switzerland pension plan	3.75%	3.00%	3.25%
Other post-retirement plan	6.00%	6.00%	6.00%
Expected Return on Plan Assets:
U.S. qualified pension plans	8.00%	8.00%	8.00%
Switzerland pension plan	4.50%	5.00%	5.00%
Rate of Compensation Increase:
Switzerland pension plan	2.50%	2.50%	3.00%

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

	2009	2008	2007
Healthcare cost trend rate – medical	9.0%	10.0%	10.0%
Healthcare cost trend rate – prescription drug	9.0%	10.0%	15.0%
Long-term healthcare cost trend rate	5.0%	5.0%	5.0%

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

A one-percentage point change in assumed healthcare cost trend rates (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2009:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$30	$(29)
Effect on other post-retirement benefit obligation	335	(323)

Plan Assets.  Our United States and Switzerland defined benefit pension plans are funded. The following table presents the targeted asset allocation of plan assets at March 31, 2009 and the actual allocation of plan assets at March 31, 2009 and 2008 for these plans:

	Long-Term Target Allocation Percentage	Percentage of Plan Assets
		2009	2008
U.S. Qualified Plans:
Equity securities	60%	58.2%	59.5%
Debt securities	40%	39.1%	40.5%
Cash	0%	2.7%	0.0%
Total	100%	100.0%	100.0%
Switzerland Plan:
Equity securities	15%-35%	17.7%	19.5%
Debt securities	45%-75%	13.0%	46.8%
Real estate	0%-10%	24.7%	8.5%
Cash	0%-20%	21.1%	3.0%
Insurance contracts	0%-25%	23.5%	22.2%
Total	100%	100.0%	100.0%

The long-term target allocations in the preceding table reflect our asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term benefit obligations. Investment policies, strategies, and long-term target allocations are developed on a plan specific and country specific basis. We continually challenge the long-term target asset allocations and support the allocations by an analysis that incorporates historical and expected returns by asset class as well as volatilities across asset classes and our liability profile. Due to market conditions and other factors, actual

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

asset allocations may vary from the long-term target allocations presented in the preceding table. Plan assets are managed by outside investment managers. If asset allocations move outside of the target ranges, the portfolios are rebalanced. For the purpose of the above analysis, debt and equity securities include fixed income and equity security mutual funds, respectively. At March 31, 2009 and 2008, the plans’ assets did not include investments in STERIS common shares.

Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We have recorded liabilities for amounts greater than the required funding levels on our accompanying Consolidated Balance Sheets. As of March 31, 2009, we expect to make approximately $9,400 in contributions to the defined benefit pension plans in fiscal 2010.

Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2009, the following benefit payments are expected to be made to plan participants:

	Defined Benefit Pension Plans			Other Post-Retirement Benefit Plan
	U.S. Qualified	International	Total	Gross Benefit Payments	Medicare Reimbursement	Total
2009	$4,250	$402	$4,652	$4,215	$(439)	$3,776
2010	4,137	407	4,544	4,115	(381)	3,734
2011	4,041	499	4,540	4,001	(326)	3,675
2012	3,941	437	4,378	3,822	(275)	3,547
2013	3,836	493	4,329	3,616	(230)	3,386
2014-2018	18,874	2,723	21,597	13,655	(580)	13,075

In the preceding table, projected benefit payments denominated in foreign currencies have been calculated based upon March 31, 2009 foreign currency exchange rates.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. As a result, all the measures of our accumulated post-retirement benefit obligation and net periodic benefit cost in the accompanying consolidated financial statements and notes reflect the effects of the Act on the plan for the entire fiscal year. This expected future subsidy reduced our accumulated post-retirement benefit obligation and our net periodic benefit cost as of and for the fiscal year ended March 31, 2009 by $11,580 and $1,120, respectively. We collected subsidies totaling approximately $490, and $936, during fiscal 2009 and fiscal 2008, which reduced our net post-retirement medical payments. We did not collect any subsidies in fiscal 2007.

Defined Contribution Plans.  We maintain a 401(k) defined contribution plan for eligible employees. We provide a match on a specified portion of an employee’s contribution as approved by the Company’s Board of Directors. The plan assets are held in trust and invested as directed by the plan participants. The aggregate fair value of plan assets was $196,258 at March 31, 2009. At March 31, 2009, the plan held 928,213 STERIS common shares with a fair value of $21,609. We paid dividends of $262, $204, and $184 to the plan on STERIS common stock for the years ended March 31, 2009, 2008, and 2007, respectively. We contributed $5,965, $5,803, and $5,484, to the defined contribution plan for the years ended March 31, 2009, 2008, and 2007, respectively.

In fiscal 2007, we established a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Employee contributions to this plan were $567, $719, and $174 in fiscal 2009, fiscal 2008, and fiscal 2007, respectively. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $866 and $686 at March 31, 2009 and March 31, 2008, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.

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

On May 16, 2008, we received a warning letter (the “warning letter”) from the FDA regarding our STERIS SYSTEM 1® sterile processor and the STERIS™ 20 sterilant used with the processor (referred to collectively in the FDA letter and in this note as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the warning letter included the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter referenced a number of changes to the device that, according to the FDA, require a new premarket notification submission, and asserted that our failure to make such a submission resulted in violations of applicable law. The warning letter also requested documentation and explanation regarding various corrective actions related to the device prior to 2003, and whether those actions should be considered corrections or removals requiring notice under applicable FDA regulations. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter are not correct.

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

We communicated to Customers that STERIS will continue supporting the existing STERIS SYSTEM 1® installed base by providing accessories, sterilant, service and parts, and replacement processor units for at least a two year period. In the United States, STERIS will continue sales of STERIS SYSTEM 1® processors only as replacements for existing units. Once the new liquid chemical sterilization system is cleared for market use by the FDA, we will work with Customers to transition to the new product.

For fiscal 2009, this development did not have a material impact on our consolidated financial results. Beginning in fiscal 2010, we anticipate that annualized revenues will be impacted by approximately $10,000 until the new product is cleared and commercialized.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new 510(k) submission. If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1® sterile processing system and the STERIS™ 20 sterilant, a significant product to us, could possibly result in judgments requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. We intend to continue our discussions with the FDA and the Department of Justice to seek resolution of all other issues regarding the warning letter and the investigation.

The STERIS SYSTEM 1® sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used by approximately 5,000 users in excess of 30,000 times per day in the aggregate and that over 275 million medical instruments have been processed using the STERIS SYSTEM 1® sterile processing system. For additional information regarding this matter, see the following portions of this Annual Report on Form 10-K: “Business – Information with respect to our Business in General – Recent Events – Government Regulations”, “Risk Factors – We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition or value”, “Risk Factors – We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, “Risk Factors – Most of our products, including our new liquid chemical sterilization system, must receive regulatory approvals before they can be marketed and sold in the United States and other countries,” and “Risk Factors – Existing and new Customers may not purchase or use the new liquid chemical sterilization system consistent with the purchase and use of the existing STERIS SYSTEM 1®.”

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

We believe we have adequately reserved for our current litigation and that the ultimate outcome of pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, claims, proceedings, investigations, including the previously discussed investigation, or their effect. We presently maintain product liability insurance coverage, and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us. Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and in Item 3 of Part I titled, “Legal Proceedings” contained in this Annual Report on Form 10-K.

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

As of March 31, 2009 and 2008, our commercial commitments totaled $32,571 and $26,762, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $8,482 and $8,982, respectively, of the totals at March 31, 2009 and 2008 relate to letters of credit required as security under our self-insured risk retention policies.

As of March 31, 2009 and 2008, we had minimum purchase commitments with suppliers for raw material purchases totaling $21,527 and $37,471, respectively.

12. BUSINESS SEGMENT INFORMATION

As a result of organizational changes within the Life Sciences segment announced in fiscal 2008, we changed our methodology for reporting segments. The Defense and Industrial business unit, which consists of businesses in early development stages, is no longer a component of the Life Sciences segment. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie, Pennsylvania manufacturing operation. Fiscal 2007 amounts have been revised to reflect the fiscal 2008 and fiscal 2009 presentation.

We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix.

Our Healthcare segment manufactures and sells capital equipment, accessory, consumable, and service solutions to healthcare providers, including acute care hospitals and surgery centers. These solutions aid our Customers in improving the safety, quality, and productivity of their surgical, sterile processing, gastrointestinal, and emergency environments.

Our Life Sciences segment manufactures and sells engineered capital products, formulated cleaning chemistries, and service solutions to pharmaceutical companies, and private and public research facilities around the globe.

Our Isomedix segment operates through a network of 20 facilities located in North America. We sell a comprehensive array of contract sterilization services using Gamma Irradiation, Electron Beam Irradiation, and ethylene oxide (“EO”) technologies. We provide sterilization, microbial reduction, and materials modification services to companies that supply products to the healthcare, industrial, and consumer products industries. During fiscal 2009, the Company sold an Isomedix facility located in the Chicago, Illinois area to a Customer for proceeds of $9,457. The Company also sold substantially all the

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

assets of another Isomedix facility located in Rhode Island to a Customer for proceeds of $8,000. The Company recorded a gain on the sale of the Isomedix facility located in the Chicago, Illinois area of $2,071 and a gain on the sale of assets related to the Rhode Island facility of $1,674.

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

The accounting policies for segments are the same as those for the consolidated Company. For the year ended March 31, 2009, revenues from a single Customer did not equal ten percent or more of any segment’s revenues.

Years Ended March 31,	2009	2008	2007
Revenues:
Healthcare	$931,263	$887,073	$845,674
Life Sciences	216,701	228,350	209,658
Isomedix	142,645	140,558	133,781
Total Reportable Segments	1,290,609	1,255,981	1,189,113
Corporate and other	7,916	9,109	8,294
Total Revenues	$1,298,525	$1,265,090	$1,197,407
Operating Income:
Healthcare	$132,601	$103,447	$122,468
Life Sciences	18,413	11,535	10,953
Isomedix	34,763	28,964	25,127
Total Reportable Segments	185,777	143,946	158,548
Corporate and other	(10,332)	(20,401)	(20,847)
Total Operating Income	$175,445	$123,545	$137,701

For the year ended March 31, 2009, pre-tax restructuring expenses of $11,399, $2,562, $40 and $(1), are included in the operating results of the Healthcare, Life Sciences, Isomedix reporting segments, and in Corporate and other, respectively. For the year ended March 31, 2008, pre-tax restructuring expenses of $16,868, $1,536, $389, and $752 are included in the operating results of the Healthcare, Life Sciences, and Isomedix reporting segments, and in Corporate and other, respectively. For the year ended March 31, 2007, pre-tax restructuring expenses of $6,166 and $418 are included in the operating results of the Healthcare and Life Sciences reporting segments, respectively.

Assets include the current and long-lived assets directly attributable to the segment based on the management of the location or on utilization. Certain corporate assets were allocated to the reporting segments based on revenues. Assets attributed to sales and distribution locations are only allocated to the Healthcare and Life Sciences reporting segments. Capital expenditures and depreciation and amortization are allocated to the segments based on variables such as headcount and revenues. Capital expenditures and depreciation and amortization related to research and development efforts are allocated to the Healthcare and Life Sciences reporting segments based on the respective proportion of research and development expenses. The

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Corporate and other segment includes assets, capital expenditures, and depreciation and amortization directly attributable to the Defense and Industrial business unit, as well as certain unallocated amounts related to being a publicly traded company.

Individual facilities, equipment, and intellectual properties are utilized for production by both the Healthcare and Life Sciences reporting segments at varying levels over time. As a result, an allocation of total assets, capital expenditures, and depreciation and amortization is not meaningful to the individual performance of the Healthcare and Life Sciences reporting segments. Therefore, their respective amounts are reported together.

March 31,	2009	2008
Assets:
Healthcare and Life Sciences	$911,620	$919,039
Isomedix	302,247	316,003
Total Reportable Segments	1,213,867	1,235,042
Corporate and other	3,072	4,250
Total Assets	$1,216,939	$1,239,292

Years Ended March 31,	2009	2008	2007
Capital Expenditures:
Healthcare and Life Sciences	$15,278	$20,296	$27,279
Isomedix	25,559	36,078	21,388
Total Reportable Segments	40,837	56,374	48,667
Corporate and other	52	600	357
Total Capital Expenditures	$40,889	$56,974	$49,024
Depreciation, Depletion, and Amortization:
Healthcare and Life Sciences	$34,866	$37,991	$36,821
Isomedix	23,848	24,420	23,089
Total Reportable Segments	58,714	62,411	59,910
Corporate and other	59	367	347
Total Depreciation, Depletion, and Amortization	$58,773	$62,778	$60,257

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant and equipment, net are those assets that are identified within the operations in each geographic area.

Years Ended March 31,	2009	2008	2007
Revenues:	.
United States	$993,487	$971,018	$933,546
International	305,038	294,072	263,861
Total Revenues	$1,298,525	$1,265,090	$1,197,407

March 31,	2009	2008
Property, Plant, and Equipment, Net:
United States	$309,029	$327,703
International	41,967	56,939
Property, Plant, and Equipment, Net	$350,996	$384,642

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

Years Ended March 31,	2009	2008	2007
	(in thousands)
Weighted average common shares outstanding – basic	58,778	63,300	65,174
Dilutive effect of common share equivalents	766	824	557
Weighted Average Common Shares and Equivalents – Diluted	59,544	64,124	65,731

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

Years Ended March 31,	2009	2008	2007
	(shares in thousands)
Number of common share options	936	1,332	2,495
Weighted average exercise price	$29.45	$27.77	$25.94

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

14. REPURCHASES OF COMMON SHARES

In March 2008, we announced that the Company’s Board of Directors provided authorization to repurchase up to $300,000 of STERIS common shares. This authorization replaced the prior authorization of July 26, 2007 to repurchase up to $300,000 of STERIS common shares under which $159,736 remained available for repurchase. The March 2008 common share repurchase authorization does not have a stated maturity date. Under this authorization, we may purchase shares from time to time through open market purchases, including transactions pursuant to Rule 10b5-1 plans, or privately negotiated transactions.

During fiscal 2009, we paid an aggregate amount of $80,466 for the repurchase of 2,646,177 of our common shares, representing an average price of $30.41 per common share. This includes certain March 2008 repurchases of 225,000 of our common shares for an aggregate amount of $6,028 that were not settled until April 2008.

During fiscal 2008, we paid an aggregate amount of $177,171 for the repurchase of 6,600,550 of our common shares, representing an average price of $26.84 per common share. This does not include the certain March 2008 repurchases that were not settled until April 2008.

During fiscal 2007, we paid an aggregate amount of $60,170 for the repurchase of 2,606,800 of our common shares, representing an average price of $23.08 per common share.

At March 31, 2009, $203,864 of STERIS common shares remained authorized for repurchase. Also, 11,587,540 common shares were held in treasury.

15. SHARE-BASED COMPENSATION

STERIS currently maintains a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the date of grant. Stock options granted generally expire 10 years after the date of grant, or earlier if an option holder is no longer employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis, as defined by the agreement, in the event of employment termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. We generally use the common shares held in treasury for restricted share and share unit grants and stock option exercises on a first-in, first-out basis. As of March 31, 2009, 4,568,379 shares remain available for grant under the long-term incentive plan.

The fair value of share-based compensation awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold or selling, general, and administrative expenses in a manner consistent with the employee’s compensation and benefits.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The following weighted average assumptions were used for options granted during fiscal 2009, fiscal 2008, and fiscal 2007:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Risk-free interest rate	2.65%	5.04%	4.73%
Expected life of options	5.6 years	5.5 years	6 years
Expected dividend yield of stock	0.86%	0.93%	0.65%
Expected volatility of stock	27.72%	29.61%	34.29%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options is reflective of our historical experience, vesting schedules, and contractual terms. The expected dividend yield of stock represents our best estimate of expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a timeframe similar to that of the expected life of the grant. We applied an estimated forfeiture rate of 2.2 percent for fiscal 2007 through the first quarter of fiscal 2008, then 2.49 percent from the second quarter of fiscal 2008 through the fourth quarter of fiscal 2008, and beginning in the first quarter of fiscal 2009, 2.86 percent. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
March 31, 2008 Options Outstanding	5,102,912	22.76
Granted	556,700	30.90
Exercised	(1,809,673)	20.79
Forfeited	(95,615)	27.64
Canceled	(58,393)	28.93
March 31, 2009 Options Outstanding	3,695,931	$24.72	5.95	$4,380
Exercisable at March 31, 2009	2,538,261	$23.16	4.89	$4,380

We estimate that 1,141,330 of the non-vested stock options outstanding at March 31, 2009 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $23.28 closing price of our common shares on March 31, 2009 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable. Under SFAS No. 123R, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The total intrinsic value of stock options exercised during the years ended March 31, 2009, 2008, and 2007 was $24,416, $8,295, and $5,007, respectively. Net cash proceeds from the exercise of stock options were $33,621, $14,619, and $8,997 for the years ended March 31, 2009, 2008, and 2007, respectively. The tax benefit from stock option exercises was $6,982, $3,194 and $1,927 for the years ended March 31, 2009, 2008, and 2007, respectively.

The weighted average grant date fair value of share-based compensation grants was $8.74, $9.41, and $9.13 for the years ended March 31, 2009, 2008, and 2007, respectively.

Stock appreciation rights (“SARS”) were also granted in fiscal 2009. The 24,880 SARS granted carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise. The fair value of outstanding SARS as of March 31, 2009 was $97 and was determined utilizing the same methods and assumptions as those used for the valuation of stock options. SARS are required to be classified as liabilities in accordance with SFAS No. 123R. The fair value of each SAR is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. There were no cash payments made to settle SARS in FY 2009.

A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2008	114,035	95,850	26.13
Granted	112,227	—	30.44
Vested	(24,551)	(41,000)	29.03
Forfeited	(13,040)	—	26.91
Non-vested at March 31, 2009	188,671	54,850	$27.31

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and generally cliff vest over approximately a three-year period based upon the terms of the grants. The total fair value of restricted shares that vested during the years ended March 31, 2009, 2008, and 2007 was $1,903, $497, and $50, respectively.

We granted 3,300 cash-settled restricted share units in fiscal 2009. These awards carry generally the same terms and vesting requirements as restricted share units except that they are settled in cash upon vesting. The fair value of outstanding cash-settled restricted share units as of March 31, 2009 was $77 and was determined utilizing the same methods and assumptions as those used for the valuation of restricted share units. Cash-settled restricted share units are required to be classified as liabilities in accordance with SFAS No. 123R. The fair value of each cash-settled restricted share unit is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. There were no cash payments made to settle restricted share units in FY 2009.

As of March 31, 2009, there was $8,742 of total unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.74 years.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

16. BUSINESS DISPOSITIONS

On October 31, 2005, we sold our lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25,161). As a result of the sale, we recognized an after-tax gain of $7,292 ($1,058 recorded in fiscal 2007 and $6,234 recorded in fiscal 2006). The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences business segment. We allocated goodwill of $5,571 to the freeze dryer product line in connection with its sale. We present the gain from the sale of this product line in our financial statements as a component of discontinued operations.

17. FINANCIAL AND OTHER GUARANTEES

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

Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2009	2008	2007
Balance, Beginning of Year	$7,825	$5,893	$7,226
Warranties issued during the period	11,152	13,557	9,931
Settlements made during the period	(11,404)	(11,625)	(11,264)
Balance, End of Year	$7,573	$7,825	$5,893

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for deferred service revenue was $17,477 and $16,829 as of March 31, 2009 and 2008, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

18. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2009:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Investments (2)	$866	$866	$—	$—
Liabilities:
Forward contracts (1)	$183	$—	$183	$—
Deferred compensation plans (2)	$870	$870	$—	$—

(1)	The fair values of forward contracts are based on period-end spot rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.

(2)	We provide a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their account balances (amounts deferred, together with earnings (losses)).

19. SUBSEQUENT EVENTS

Subsequent to March 31, 2009, foreign currency contracts to buy 28.0 million Mexican pesos matured. Subsequent to March 31, 2009 we entered into foreign currency contracts to buy 43.0 million Mexican pesos.

On May 7, 2009, we announced that the Company’s Board of Directors had declared a quarterly cash dividend in the amount of $0.11 per common share, payable on June 18, 2009, to shareholders of record as of the closing of the stock transfer books on May 21, 2009.

Pursuant to the authorization of the Compensation and Corporate Governance Committee of the Company’s Board of Directors, the following awards were made to directors, officers, and certain key employees of the Company on May 21, 2009: a total of 580,100 and 47,560 stock options and stock appreciation rights, respectively, at an exercise price of $22.83 per share, and 94,050 and 6,800 restricted shares and cash-settled restricted share units, respectively, each with a grant date fair value of $22.83 per share.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

20. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2009
Revenues:
Product	$228,783	$203,308	$203,856	$195,582
Service	115,583	116,159	119,271	115,983
Total Revenues	344,366	319,467	323,127	311,565
Cost of Revenues:
Product	136,014	127,111	120,923	112,867
Service	68,541	68,289	69,841	68,197
Total Cost of Revenues	204,555	195,400	190,764	181,064
Gross Profit	139,811	124,067	132,363	130,501
Percentage of Revenues	40.6%	38.8%	41.0%	41.9%
Restructuring Expenses (1)	828	2,855	37	(166)
Net Income	$27,816	$28,575	$28,794	$25,500
Basic Income Per Common Share (2):
Net income	$0.48	$0.49	$0.49	$0.43
Diluted Income Per Common Share (2):
Net income	$0.47	$0.48	$0.48	$0.43
Fiscal 2008
Revenues:
Product	$255,495	$201,743	$182,451	$172,369
Service	119,675	112,231	112,551	108,575
Total Revenues	375,170	313,974	295,002	280,944
Cost of Revenues:
Product	157,746	120,708	109,038	102,632
Service	69,231	66,664	65,756	62,712
Total Cost of Revenues	226,977	187,372	174,794	165,344
Gross Profit	148,193	126,602	120,208	115,600
Percentage of Revenues	39.5%	40.3%	40.7%	41.1%
Restructuring Expenses (3)	12,420	952	698	1,391
Net Income	$26,109	$21,776	$16,018	$13,203
Basic Income Per Common Share (2):
Net income	$0.43	$0.35	$0.25	$0.20
Diluted Income Per Common Share (2):
Net income	$0.42	$0.34	$0.25	$0.20

(1)	Does not include charges of $9,922 and $950 incurred in the third and fourth quarter of fiscal 2009, respectively, that were recorded within “Cost of revenues” in the accompanying Consolidated Statements of Income.

(2)	Per share amounts for the quarters and the full year have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding during each quarter due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive and the effect of quarterly share repurchases.

(3)	Does not include charges of $4,084 incurred in the fourth quarter of fiscal 2008 that were recorded within “Cost of revenues” in the accompanying Consolidated Statements of Income.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Year ended March 31, 2009
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$9,396	$6,982		$(242	)(3)	$(5,408	)(5)	$10,728
Inventory valuation reserve	12,940	3,433	(2)	(1,348	)(3)	—		15,025
Deferred tax asset valuation allowance	8,998	4,103		(1,602)		(1,542)		9,957
Recorded within liabilities:
Self-insured risk retention	$16,400	$2,555		$—		$(3,678)		$15,277
Year ended March 31, 2008
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$9,911	$2,308		$109	(3)	$(2,932	)(5)	$9,396
Inventory valuation reserve	10,892	1,202	(2)	846	(3)	—		12,940
Deferred tax asset valuation allowance	6,308	2,999		992		(1,301)		8,998
Recorded within liabilities:
Self-insured risk retention	$16,602	$3,105		$—		$(3,307)		$16,400
Year ended March 31, 2007
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$9,037	$3,247		$66	(3)	$(2,439	)(5)	$9,911
Inventory valuation reserve	11,573	(917	)(2)	236	(3)	—		10,892
Deferred tax asset valuation allowance	5,902	2,687		(67)		(2,214)		6,308
Recorded within liabilities:
Self-insured risk retention	$16,090	$3,273		$496	(4)	$(3,257)		$16,602

(1)	Net allowance for doubtful accounts and allowance for sales and returns.
(2)	Provision for excess and obsolete inventory, net of inventory written off.
(3)	Change in foreign currency exchange, international subsidiaries.
(4)	Transfer of insurance reserves from a state-sponsored workers’ compensation program to our self-insurance reserves.
(5)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on this evaluation, the PEO and PFO have determined that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2009.

The effectiveness of our internal controls over financial reporting as of March 31, 2009 has been audited by our independent registered public accounting firm, Ernst & Young LLP. The Report of Management and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This Annual Report on Form 10-K incorporates by reference the information appearing under the caption “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees” and “Shareholder Nominations of Directors and Nominee Criteria” of our definitive proxy statement to be filed with the SEC in connection with our 2009 Annual Meeting of Shareholders (the “Proxy Statement”).

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

This Annual Report on Form 10-K incorporates by reference the information appearing beginning under the captions “Executive Compensation,” “Non-Employee Director Compensation” and “Miscellaneous Matters” of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This Annual Report on Form 10-K incorporates by reference the information appearing under the caption “Ownership of Voting Securities” of the Proxy Statement.

The table below presents information concerning all equity compensation plans and individual compensation arrangements in effect as of our fiscal year ended March 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,670,931		$24.75	4,568,379
Equity Compensation Plans Not Approved by Security Holders	25,000	(1)	$20.30
Total	3,695,931		$24.72	4,568,379

(1)	Represents options granted to key employees as inducements for them to enter into the employ of the Company or a subsidiary. Although not issued pursuant to a plan approved by security holders, these options are, in general, subject to the terms of the STERIS Corporation 1994 Equity Compensation Plan (which was approved by the security holders) to the same extent as if they had been issued pursuant to that plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This Annual Report on Form 10-K incorporates by reference the information appearing beginning under the captions “Governance Generally,” “Board Meetings and Committees” and “Miscellaneous Matters” of the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This Annual Report on Form 10-K incorporates by reference the information relating to principal accounting fees and services appearing under the caption “Independent Registered Public Accounting Firm” of the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets – March 31, 2009 and 2008.

Consolidated Statements of Income – Years ended March 31, 2009, 2008, and 2007.

Consolidated Statements of Cash Flows – Years ended March 31, 2009, 2008, and 2007.

Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2009, 2008, and 2007.

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

(a) (3) Exhibits

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).
3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).
4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).
10.1	Amended and Restated Non-Qualified Stock Option Plan (filed as Exhibit 10.1 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).*
10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 10.2 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).*
10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).*
10.4	STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*
10.5	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*
10.6	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*
10.7	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for fiscal year ended March 31, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*
10.8	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*
10.9	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

Exhibit Number	Exhibit Description
10.10	Amendment No. 1 to STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*
10.11	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*
10.12	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.5 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*
10.13	STERIS Corporation Form of Restricted Stock Unit Agreement for Employees (filed as Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*
10.14	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*
10.15	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*
10.16	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.17	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.18	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.19	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.20	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*
10.21	STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.22	Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.23	STERIS Corporation Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*
10.24	STERIS Corporation Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643), and incorporated herein by reference).*
10.25	Form of Change of Control Agreement between STERIS Corporation and certain executive officers of STERIS Corporation other than Mr. Walter M Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*
10.26	Employment Agreement dated May 7, 2007 between STERIS Corporation and Mr. Les Vinney (filed as Exhibit 10.1 to Form 8-K filed May 8, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*
10.27	Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*
10.28	Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*
10.29	Executive Retention Agreement dated May 29, 2007 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*
10.30	Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.31	Second Amended and Restated Credit Agreement, dated September 13, 2007, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).
10.32	Form of Note Purchase Agreements, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).
10.33	First Amendment dated as of August 15, 2008 to Note Purchase Agreements dated as of December 17, 2003 between STERIS Corporation and certain institutional investors (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).
10.34	Subsidiary Guaranty dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).
10.35	Guaranty Supplement dated March 29, 2004, by SterilTek Holdings, Inc. and STERIS Corporation (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).
10.36	Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).
10.37	Guaranty Supplement dated September 25, 2007, by HSTD LLC and STERIS Corporation filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).
10.38	Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).
10.39	Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643) , and incorporated herein by reference).
10.40	Asset Purchase Agreement dated as of November 15, 2004, between Cosmed Group, Inc. and STERIS Corporation (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).
21.1	Subsidiaries of STERIS Corporation
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

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

STERIS CORPORATION (Registrant)

Date May 29, 2009	By:	/S/ MICHAEL J. TOKICH
Michael J. Tokich
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M ROSEBROUGH, JR. Walter M Rosebrough, Jr.	President, Chief Executive Officer and Director	May 29, 2009

/S/ MICHAEL J. TOKICH Michael J. Tokich	Senior Vice President and Chief Financial Officer	May 29, 2009

* John P. Wareham	Chairman and Director	May 29, 2009

* Richard C. Breeden	Director	May 29, 2009

* Cynthia L. Feldmann	Director	May 29, 2009

* Robert H. Fields	Director	May 29, 2009

* Jacqueline B. Kosecoff	Director	May 29, 2009

* Raymond A. Lancaster	Director	May 29, 2009

* Kevin M. McMullen	Director	May 29, 2009

* J. B. Richey	Director	May 29, 2009

* Mohsen M. Sohi	Director	May 29, 2009

* Loyal W. Wilson	Director	May 29, 2009

* Michael B. Wood	Director	May 29, 2009

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

	By:	/S/ MARK D. MCGINLEY
Date: May 29, 2009	Mark D. McGinley,
Attorney-in-Fact for Directors

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Amended and Restated Non-Qualified Stock Option Plan (filed as Exhibit 10.1 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 10.2 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.4	STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.5	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.6	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.7	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for fiscal year ended March 31, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

10.8	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.9	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.10	Amendment No. 1 to STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.11	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.12	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.5 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.13	STERIS Corporation Form of Restricted Stock Unit Agreement for Employees (filed as Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.14	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

Exhibit Number	Exhibit Description

10.15	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.16	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.17	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.18	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.19	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.20	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.21	STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.22	Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.23	STERIS Corporation Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).

10.24	STERIS Corporation Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.25	Form of Change of Control Agreement between STERIS Corporation and certain executive officers of STERIS Corporation other than Mr. Walter M Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

10.26	Employment Agreement dated May 7, 2007 between STERIS Corporation and Mr. Les Vinney (filed as Exhibit 10.1 to Form 8-K filed May 8, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.27	Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.28	Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.29	Executive Retention Agreement dated May 29, 2007 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.30	Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.31	Second Amended and Restated Credit Agreement, dated September 13, 2007, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

Exhibit Number	Exhibit Description

10.32	Form of Note Purchase Agreements, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.33	First Amendment dated as of August 15, 2008 to Note Purchase Agreements dated as of December 17, 2003 between STERIS Corporation and certain institutional investors (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.34	Subsidiary Guaranty dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.35	Guaranty Supplement dated March 29, 2004, by SterilTek Holdings, Inc. and STERIS Corporation (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.36	Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.37	Guaranty Supplement dated September 25, 2007, by HSTD LLC and STERIS Corporation filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.38	Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.39	Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643) , and incorporated herein by reference).

10.40	Asset Purchase Agreement dated as of November 15, 2004, between Cosmed Group, Inc. and STERIS Corporation (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002