Form 10-Q
period 2009-06-30
STERIS CORP
filed 2009-08-07
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of July 31, 2009: 58,600,006

STERIS Corporation and Subsidiaries

Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	March 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,072	$154,180
Accounts receivable (net of allowances of $7,912 and $10,728, respectively)	205,327	238,438
Inventories, net	137,533	130,218
Current portion of deferred income taxes, net	6,928	7,195
Prepaid expenses and other current assets	18,125	23,099

Total current assets	543,985	553,130

Property, plant, and equipment, net	350,171	350,996
Goodwill and intangibles, net	312,991	305,189
Other assets	8,050	7,624

Total assets	$1,215,197	$1,216,939

Liabilities and equity
Current liabilities:
Current portion of long-term indebtedness	$—	$—
Accounts payable	51,514	68,573
Accrued income taxes	8,212	—
Accrued payroll and other related liabilities	35,081	59,702
Accrued expenses and other	70,016	73,751

Total current liabilities	164,823	202,026

Long-term indebtedness	210,000	210,000
Deferred income taxes, net	13,946	18,109
Other liabilities	62,686	68,639

Total liabilities	451,455	498,774

Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 58,579 and 58,452 shares outstanding, respectively	231,569	232,282
Common shares held in treasury, 11,461 and 11,588 shares, respectively	(310,208)	(313,105)
Retained earnings	833,460	814,359
Accumulated other comprehensive income	8,142	(15,800)

Total shareholders’ equity	762,963	717,736
Noncontrolling interest	779	429

Total equity	763,742	718,165

Total liabilities and equity	$1,215,197	$1,216,939

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenues:
Product	$173,500	$195,582
Service	110,043	115,983

Total revenues	283,543	311,565

Cost of revenues:
Product	94,277	112,867
Service	64,430	68,197

Total cost of revenues	158,707	181,064

Gross profit	124,836	130,501

Operating expenses:
Selling, general, and administrative	74,605	87,348
Research and development	7,580	8,279
Restructuring expenses	(211)	(166)

Total operating expenses	81,974	95,461

Income from operations	42,862	35,040

Non-operating expenses, net:
Interest expense	3,083	1,766
Interest and miscellaneous income	(218)	(381)

Total non-operating expenses, net	2,865	1,385
Income before income tax expense	39,997	33,655
Income tax expense	14,455	8,155

Net income	$25,542	$25,500

Net income per common share
Basic	$0.44	$0.43

Diluted	$0.43	$0.43

Cash dividends declared per common share outstanding	$0.11	$0.06

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Operating activities:
Net income	$25,542	$25,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	13,888	15,200
Deferred income taxes	(4,430)	3,953
Share-based compensation	1,985	1,888
(Gain) loss on the disposal of property, plant, equipment, and intangibles, net	(146)	267
Other items	271	(337)
Changes in operating assets and liabilities:
Accounts receivable, net	38,334	35,291
Inventories, net	(1,914)	(21,140)
Other current assets	5,455	(2,061)
Accounts payable	(18,519)	(4,657)
Accruals and other, net	(27,846)	(25,177)

Net cash provided by operating activities	32,620	28,727

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(8,355)	(10,615)
Proceeds from the sale of property, plant, equipment, and intangibles	175	7

Net cash used in investing activities	(8,180)	(10,608)

Financing activities:
Payments under credit facilities, net	—	(1,720)
Repurchases of common shares	—	(31,584)
Cash dividends paid to common shareholders	(6,441)	(3,513)
Stock option and other equity transactions, net	152	14,302
Tax benefit from stock options exercised	47	1,413

Net cash used in financing activities	(6,242)	(21,102)
Effect of exchange rate changes on cash and cash equivalents	3,694	153

Increase (decrease) in cash and cash equivalents	21,892	(2,830)
Cash and cash equivalents at beginning of period	154,180	51,868

Cash and cash equivalents at end of period	$176,072	$49,038

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended June 30, 2009 and 2008

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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on May 29, 2009. The Consolidated Balance Sheet at March 31, 2009 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three-month period ended June 30, 2009 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2010.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The recorded value of financial instruments is approximately equal to the fair value. We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We determined that the recorded value of our long-term debt is approximately equal to the fair value at June 30, 2009 and March 31, 2009. The financial instruments that we hold could potentially expose us to a concentration of credit risk. We invest our excess cash in highly rated money market funds and high-quality securities placed with major banks and financial institutions and short-term United States government securities. We have established guidelines related to diversification and maturities to maintain safety and liquidity.

We provide additional information regarding the fair value of our financial instruments in note 17 titled, “Fair Value Measurements.”

Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. In February 2008, FASB Staff Position No. 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted the required provisions of SFAS No. 157 for financial assets and liabilities on April 1, 2008 and for nonfinancial assets and liabilities on April 1, 2009. The adoption of the standard did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements—Including an Amendment of ARB No. 51.” SFAS No. 160 recharacterizes minority interests as noncontrolling interests and requires these interests to be classified as a separate component of equity in our consolidated financial statements. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income related to the noncontrolling interests will be included in our consolidated net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The provisions of SFAS No. 160 will be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively, and are effective for the first annual reporting period beginning after December 15, 2008. We adopted SFAS No. 160 as of April 1, 2009, applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests from “Other liabilities” to “Total equity.” Income attributable to noncontrolling interests is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and is not material.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We adopted SFAS No. 161 on April 1, 2009 and it did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1 (“FSP No. 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP No. 132(R)-1 provides guidance on an employer’s disclosures about the plan assets of a defined benefit pension or other post-retirement benefit plan. FSP No. 132(R)-1 requires us to disclose how investment allocation decisions are made, including the factors relevant to understanding investment policies and decisions, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of the plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The provisions of FSP No. 132(R)-1, effective for fiscal years ending after December 15, 2009, will increase the disclosures in the notes to our consolidated financial statements related to the assets of defined benefit pension plans.

In April 2008, the FASB issued FSP No. 142-3 (“FSP No. 142-3”), “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset pursuant to Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets.” The provisions of FSP No. 142-3 apply prospectively to intangible assets acquired after the effective date in fiscal years beginning after December 15, 2008. The adoption of FSP No. 142-3 did not have a material impact on the consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computed earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption did not have a material impact on our disclosure of earnings per share.

In April 2009, the FASB issued several FASB Staff Position statements related to accounting and financial statement disclosures of financials instruments that are effective for interim periods ending after June 15, 2009. All are to be applied prospectively and require comparative disclosures only for periods ending after initial adoption. FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, changes existing accounting requirements for other than temporary impairment of debt securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, is focused on assets and liabilities that have experienced a significant reduction in volume and activity in relation to normal market activity. FSP 157-4 provides additional guidance on when the use of multiple valuation techniques are warranted. Finally, FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, prospectively extends the disclosure requirements of FASB No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim financial statements. The adoption of these FSP’s did not have a material impact on the consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165), “Subsequent Events.” SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions of SFAS No. 165 are effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

Significant Accounting Policies

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2009.

2. Restructuring

The following summarizes our restructuring plans announced in prior fiscal years. We recognize restructuring expenses as incurred as required under the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and Statement of Financial Accounting Standards No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43.” In addition, we assessed the property, plant and equipment associated with the related facilities for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Additional information regarding our respective restructuring plans is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

Fiscal 2009 Restructuring Plan

During the third quarter of fiscal 2009, we adopted a restructuring plan primarily focused on our international operations (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We are also in the process of closing two sales offices in Japan. These actions directly impacted approximately 100 employees worldwide. These restructuring actions are intended to enhance our profitability and improve efficiency primarily by reducing ongoing international operating costs.

Since the inception of the Fiscal 2009 Restructuring Plan, we have incurred pre-tax expenses totaling $15,314 related to these actions, of which $10,758 was recorded as restructuring expenses and $4,556 was recorded in cost of revenues, with expenses of $12,548 and $2,766 related to the Healthcare and Life Sciences reporting segments, respectively. We do not expect to incur significant additional expenses related to the Fiscal 2009 Restructuring Plan. We are continuing to evaluate all of our operations for additional opportunities to improve performance, but we have not committed to any additional specific actions.

Fiscal 2008 Restructuring Plan

During the fourth quarter of fiscal 2008, we announced an expense reduction initiative which was primarily focused on our North American operations, and was intended to enhance our profitability and improve efficiency by reducing ongoing operating costs (the “Fiscal 2008 Restructuring Plan”). We did not incur any restructuring expenses related to the Fiscal 2008 Restructuring Plan in the three months ended June 30, 2009.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

Since the inception of the Fiscal 2008 Restructuring Plan, we have incurred pre-tax expenses totaling $14,333 related to these actions, of which $9,833 was recorded as restructuring expenses and $4,450 was recorded in cost of revenues, with restructuring expenses and cost of revenues of $11,856, $1,296, $429, and $752 related to the Healthcare, Life Sciences, and Isomedix reporting segments, and Corporate and other, respectively. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan.

European Restructuring Plan

During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). During the first quarter of fiscal 2009, we settled the remaining obligations associated with this plan.

Fiscal 2006 Restructuring Plan

During fiscal 2006, we announced the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions (the “Fiscal 2006 Restructuring Plan”), which were intended to improve our cost structure. We settled all obligations associated with this plan in fiscal 2009.

The following tables summarize our total pre-tax restructuring expenses for the first quarter of fiscal 2010 and fiscal 2009:

Three Months Ended June 30, 2009	Fiscal 2009 Restructuring Plan (1)
Severance, payroll, and other related costs	$(46)
Product rationalization	(233)
Other	13

Total restructuring charges	$(266)

(1)	Includes $(55) in charges recorded in cost of revenues on Consolidated Statements of Income.

Three Months Ended June 30, 2008	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$(116)	$—	$(149)	$(265)
Lease termination obligations	—	99	—	99

Total restructuring charges	$(116)	$99	$(149)	$(166)

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2009 Restructuring Plan
	March 31, 2009	Fiscal 2010		June 30, 2009
		Provision	Payments/ Impairments
Severance and termination benefits	$1,920	$(46)	$(1,119)	$755
Product rationalization	75	(233)	158	—
Lease termination obligations	337	—	(31)	306
Other	241	13	(15)	239

Total	$2,573	$(266)	$(1,007)	$1,300

	Fiscal 2008 Restructuring Plan
	March 31, 2009	Fiscal 2010		June 30, 2009
		Provision	Payments/ Impairments
Severance and termination benefits	$501	$—	$(392)	$109
Asset impairments	409	—	(120)	289
Lease termination obligations	881	—	(140)	741
Other	—	—	—	—

Total	$1,791	$—	$(652)	$1,139

3. Comprehensive Income

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

	Three Months Ended June 30,
	2009	2008
Net income	$25,542	$25,500
Cumulative foreign currency translation adjustment	23,984	(601)
Amortization of pension and postretirement benefit plans costs, net of taxes	(159)	249
Unrealized gains (losses) on investments	117	(121)

Total comprehensive income	$49,484	$25,027

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	June 30, 2009	March 31, 2009
Land and land improvements (1)	$26,058	$25,795
Buildings and leasehold improvements	190,938	188,136
Machinery and equipment	277,366	271,122
Information systems	94,067	92,966
Radioisotope	164,420	161,415
Construction in progress (1)	20,259	17,667

Total property, plant, and equipment	773,108	757,101
Less: accumulated depreciation and depletion	(422,937)	(406,105)

Property, plant, and equipment, net	$350,171	$350,996

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	June 30, 2009	March 31, 2009
Raw materials	$40,229	$37,270
Work in process	26,257	24,314
Finished goods	71,047	68,634

Inventories, net	$137,533	$130,218

6. Debt

Indebtedness was as follows:

	June 30, 2009	March 31, 2009
Private Placement	$210,000	$210,000
Credit facility	—	—

Total	210,000	210,000
Less: current portion	—	—

Long-term portion	$210,000	$210,000

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

Additional information regarding our indebtedness is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2009	March 31, 2009
Accrued payroll and other related liabilities:
Compensation and related items	$13,536	$17,395
Accrued vacation	7,210	5,916
Accrued bonuses	4,257	22,973
Accrued employee commissions	5,562	9,100
Other postretirement benefit obligations-current portion	3,777	3,777
Other employee benefit plans’ obligations-current portion	739	541

Total accrued payroll and other related liabilities	$35,081	$59,702

Accrued expenses and other:
Deferred revenues	$25,098	$25,491
Self-insured risk retention-current portion	6,429	6,083
Accrued dealer commissions	5,811	6,389
Accrued warranty	7,126	7,573
Other	25,552	28,215

Total accrued expenses and other	$70,016	$73,751

Other liabilities:
Self-insured risk retention-long-term portion	$11,041	$11,041
Other postretirement benefit obligations-long-term portion	25,611	26,105
Defined benefit pension plans’ obligations-long-term portion	12,526	18,356
Other employee benefit plans’ obligations-long-term portion	1,611	1,240
Accrued long-term income taxes	11,897	11,897

Total other liabilities	$62,686	$68,639

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended June 30, 2009 and 2008 were 36.1% and 24.2%, respectively. The lower effective tax rate for the three-month period ended June 30, 2008 was primarily a result of the settlement of certain tax years under examination in the United States.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

As of March 31, 2009, we had $10,926 in unrecognized tax benefits, of which $2,223 would favorably impact the effective tax rate if recognized. As of June 30, 2009, we had $12,494 in unrecognized tax benefits, of which $3,142 would favorably impact the effective tax rate if recognized. The increase in unrecognized tax benefits for the three months ended June 30, 2009 is primarily due to an increase in unrecognized tax benefits relating to prior years. We believe that it is reasonably possible that unrecognized tax benefits could decrease by up to $2,712 within 12 months of June 30, 2009, primarily as a result of audit settlements. As of June 30, 2009, we have recognized a liability for interest of $1,044 and penalties of $208.

We file income tax returns in the United States and in various state, local, and foreign jurisdictions. For United States federal income tax purposes, we are closed through examination for years before fiscal 2006. With limited exceptions, we are no longer subject to state and local income tax examinations within the United States, or income tax examinations outside the United States, by tax authorities for years before fiscal 2005.

9. Benefit Plans

We provide defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement welfare benefits plan for two groups of United States employees, including the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended June 30,	2009	2008	2009	2008	2009	2008
Service cost	$59	$52	$79	$113	$—	$—
Interest cost	761	691	81	135	487	1,185
Expected return on plan assets	(617)	(719)	(97)	(147)	—	—
Recognized losses	290	159	—	—	157	276
Amortization of transition obligation	(18)	(27)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(816)	—

Net periodic benefit cost (income)	$475	$156	$63	$101	$(172)	$1,461

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

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

10. Contingencies

We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, and the nature of our business, Customers, regulatory environment, and industries in which we participate. These legal proceedings, government investigations, and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), economic loss (e.g., breach of contract, other commercial claims), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

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

The United States Food and Drug Administration (“FDA”) and the United States Department of Justice had been conducting an investigation to our knowledge since 2003 involving our STERIS SYSTEM 1® sterile processing system. We had received requests for documents, including the subpoena received in January 2005, and were aware of interviews of current and former employees in connection with the investigation. We responded to these requests and cooperated with the government agencies regarding this matter. We were advised by the United States Attorney’s Office for the Northern District of Ohio in May 2009 that it was declining to pursue the investigation.

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

For the Three Months Ended June 30, 2009 and 2008

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

We communicated to Customers that STERIS will continue supporting the existing STERIS SYSTEM 1® installed base by providing accessories, sterilant, service and parts, and replacement processor units for at least a two year period. In the United States, STERIS is continuing sales of STERIS SYSTEM 1® processors only as replacements for existing units. Once the new liquid chemical sterilization system is cleared for market use by the FDA, we will work with Customers to transition to the new product.

For fiscal 2009, this development did not have a material impact on our consolidated financial results. Subsequent annualized revenues could be impacted by approximately $10,000 until the new product is cleared and commercialized.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new 510(k) submission. If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1® sterile processing system and the STERIS™ 20 sterilant, a significant product to us, could possibly result in judgments requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. We intend to continue our discussions with the FDA to seek resolution of all issues regarding the warning letter and any related investigation.

The STERIS SYSTEM 1® sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used by approximately 5,000 users in excess of 30,000 times per day in the aggregate and that over 275 million medical instruments have been processed using the STERIS SYSTEM 1® sterile processing system. For additional information regarding this matter, see

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

the following portions of our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on May 29, 2009: “Business—Information with respect to our Business in General—Recent Events—Government Regulations”, “Risk Factors—We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition or value”, “Risk Factors—We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters”, “Risk Factors—Most of our products, including our new liquid chemical sterilization system, must receive regulatory approvals before they can be marketed and sold in the United States and other countries,” and “Risk Factors—Existing and new Customers may not purchase or use the new liquid chemical sterilization system consistent with the purchase and use of the existing STERIS SYSTEM 1®.”

We believe we have adequately reserved for our current litigation and that the ultimate outcome of pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome of current or future litigation, claims, proceedings, investigations, including the previously discussed investigation, or their effect. We presently maintain product liability insurance coverage, and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us. Additional information regarding our contingencies is included in Item 2 of this Part I titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and in Item 1 of Part II titled, “Legal Proceedings” contained in this Quarterly Report on Form 10-Q.

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in note 9 to our consolidated financial statements titled, “Income Tax Expense” and in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

11. Business Segment Information

We operate and report in three business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs.

Our Healthcare segment manufactures and sells capital equipment, accessory, consumable, and service solutions to healthcare providers, including acute care hospitals and surgery centers. These solutions aid our Customers in improving the safety, quality, and productivity of their surgical, sterile processing, gastrointestinal, and emergency environments.

Our Life Sciences segment manufactures and sells capital equipment, formulated cleaning chemistries, and service solutions to pharmaceutical companies, and public and private research facilities around the globe.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

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

Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs to the segments. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and postretirement benefit costs.

The accounting policies for reportable segments are the same as those for the consolidated Company. For the three months ended June 30, 2009, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

Financial information for each of our segments is presented in the following tables:

	Three Months Ended June 30,
	2009	2008
Revenues:
Healthcare	$200,604	$224,065
Life Sciences	46,116	48,039
Isomedix	35,407	36,863

Total reportable segments	282,127	308,967
Corporate and other	1,416	2,598

Total revenues	$283,543	$311,565

Operating income (loss):
Healthcare	$32,102	$29,230
Life Sciences	4,779	1,047
Isomedix	8,339	8,187

Total reportable segments	45,220	38,464
Corporate and other	(2,358)	(3,424)

Total operating income	$42,862	$35,040

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

12. Common Shares

Basic earnings per common share is calculated based upon the weighted average number of common shares outstanding. Diluted earnings per common share is calculated based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. The following table summarizes the determination of earnings available to common shareholders, common shares and common share equivalents outstanding used to calculate basic and diluted earnings per common share:

	Three Months Ended June 30,
	2009	2008
Numerator:
Net income	$25,542	$25,500
Less: distributed and undistributed earnings allocated to nonvested stock	(30)	(6)

Earnings available to common shareholders	$25,512	$25,494

Denominator (shares in thousands):
Weighted average common shares outstanding—basic	58,517	58,694
Dilutive effect of common share equivalents	467	953

Weighted average common shares outstanding and common share equivalents—diluted	58,984	59,647

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

	Three Months Ended June 30,
	2009	2008
	(shares in thousands)
Number of common share options	2,163	1,100
Weighted average exercise price	$24.61	$29.22

13. Repurchases of Common Shares

We did not repurchase any of our common shares during the first three months of fiscal 2010. At June 30, 2009, $203,864 of STERIS common shares remained authorized for repurchase and 11,461,018 common shares were held in treasury.

14. Share-Based Compensation

STERIS currently maintains a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of the grant, subject to the terms

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis, as defined by the agreement, in the event of employee termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. We generally use the common shares held in treasury for restricted share and share unit grants and for stock option exercises on a first-in, first-out basis. As of June 30, 2009, 3,894,229 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for share-based compensation granted during the first quarter of fiscal 2010 and fiscal 2009:

	Fiscal 2010	Fiscal 2009
Risk-free interest rate	1.82%	2.59%
Expected life of options	5.43 years	5.58 years
Expected dividend yield of stock	1.49%	0.86%
Expected volatility of stock	27.94%	27.57%

The risk-free interest rate is based upon the U.S. Treasury yield curve at the time of grant. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a timeframe similar to that of the expected life of the grant. We applied estimated forfeiture rates of 2.39 percent and 2.86 percent during fiscal 2010 and 2009, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

Stock option activity for the first three months of fiscal 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	3,695,931	$24.72
Granted	580,100	22.83
Exercised	(11,622)	14.31
Forfeited	(10,818)	27.69
Canceled	(8,382)	24.09

Outstanding at June 30, 2009	4,245,209	$24.48	6.27	$10,930
Exercisable at June 30, 2009	2,784,638	$23.58	4.90	$8,789

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $26.08 closing price of our common shares on June 30, 2009 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first three months of fiscal 2010 and fiscal 2009 was $131 and $3,924, respectively. Net cash proceeds from the exercise of stock options were $152 and $14,302 for the first three months of fiscal 2010 and fiscal 2009, respectively. An income tax benefit of $47 and $1,413 was realized from stock option exercises during the first three months of fiscal 2010 and fiscal 2009, respectively.

The weighted average grant date fair value of stock option grants was $5.52 and $8.59 for the first three months of fiscal 2010 and fiscal 2009, respectively.

Stock appreciation rights (“SARS”) totaling 47,560 and 23,580 shares were also granted in the first three months of fiscal 2010 and fiscal 2009, respectively. The SARS granted carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise. The fair value of the SARS at the grant date was an aggregate amount of $263 and $203 for the first three months of fiscal 2010 and fiscal 2009, respectively, and was determined utilizing the same assumptions as those used for the valuation of stock options. The fair value of the outstanding SARS will be revalued at each reporting date and related expense will be adjusted appropriately.

Restricted share and restricted share unit activity for the first three months of fiscal 2010 is as follows:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2009	188,671	54,850	$27.31
Granted	94,050	—	22.83
Vested	—	(20,850)	23.17
Canceled	—	—	—

Non-vested at June 30, 2009	282,721	34,000	$26.24

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and will cliff vest over a three-year period based upon the terms of the grants. The total fair value of restricted shares and restricted share units that vested during the first three months of fiscal 2010 and fiscal 2009 was $483 and $804, respectively.

We granted 6,800 and 3,300 cash-settled restricted share units in the first three months of fiscal 2010 and fiscal 2009, respectively. The fair value of these restricted share units at the grant date was $155 and $102, respectively.

As of June 30, 2009, there was a total of $11,832 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.98 years.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

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

Changes in our warranty liability during the first three months of fiscal 2010 were as follows:

Balance, March 31, 2009	$7,573
Warranties issued during the period	2,011
Settlements made during the period	(2,458)

Balance, June 30, 2009	$7,126

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on our accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $18,002 and $17,477 as of June 30, 2009 and March 31, 2009, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

16. Derivative Instruments

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income.

At June 30, 2009, we held foreign currency forward contracts to buy 43 million Mexican pesos. The following table presents the fair value and location of all assets and liabilities associated with our derivative instruments within the Consolidated Balance Sheets.

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at June 30, 2009	Fair Value at March 31, 2009	Fair Value at June 30, 2009	Fair Value at March 31, 2009
Foreign currency forward contracts	Prepaid & Other	$74	$—	$—	$183

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2009 and 2008

(dollars in thousands, except per share amounts)

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three months ended June 30,
		2009	2008
Foreign currency forward contracts	Selling, general and administrative	$256	$154

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2009:

	June 30, 2009	Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Forward contracts (1)	$74	$—	$74	$—
Investments (2)	1,352	1,352	—	—
Liabilities:
Deferred compensation plans (2)	1,356	1,356	—	—

(1)	The fair values of forward contracts are based on period-end spot rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2)	We provide a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their account balances (amounts deferred, together with earnings (losses)).

18. Subsequent Events

We have evaluated events occurring subsequent to June 30, 2009 through August 7, 2009, the date of issuance of these consolidated financial statements, to determine whether they require recognition or disclosure in the consolidated financial statements. Based upon this evaluation, we have determined that no material subsequent events occurred that require recognition or disclosure in the financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of June 30, 2009, and the related consolidated statements of income and cash flows for the three month periods ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the three-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated May 28, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

August 7, 2009

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we explain the general financial condition and the results of operations for STERIS including:

•	what factors affect our business;

•	what our earnings and costs were in each period presented;

•	why those earnings and costs were different from prior periods;

•	where our earnings came from;

•	how this affects our overall financial condition;

•	what our expenditures for capital projects were; and

•	where cash will come from to fund future growth outside of core operations, pay cash dividends and fund future working capital needs.

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2010 and fiscal 2009. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

Financial Measures

In the following sections of the MD&A, we may, at times, refer to financial measures that are not required to be presented in the consolidated financial statements under U.S. GAAP. We have used the following financial measures in the context of this report: backlog; debt-to-total capital; net debt-to-total capital; and days sales outstanding. We define these financial measures as follows:

•

Backlog - We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. We use this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•

Debt-to-total capital - We define debt-to-total capital as total debt divided by the sum of total debt and shareholders’ equity. We use this figure as a financial liquidity measure to gauge our ability to borrow, fund growth, and measure the risk of our financial structure.

•

Net debt-to-total capital - We define net debt-to-total capital as total debt less cash (“net debt”) divided by the sum of net debt and shareholders’ equity. We also use this figure as a financial liquidity measure and to measure the risk of our financial structure.

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

In the following sections of the MD&A, we may, at times, also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

•

Free cash flow - We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, pay cash dividends, and reduce debt. The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2009 and 2008:

(dollars in thousands)	Three Months Ended June 30,
	2009	2008
Net cash flows provided by operating activities	$32,620	$28,727
Purchases of property, plant, equipment and intangibles, net	(8,355)	(10,615)
Proceeds from the sale of property, plant, equipment and intangibles	175	7

Free cash flow	$24,440	$18,119

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

Revenues - Defined

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

•	Recurring Revenues - We define recurring revenues as consumable revenues and service revenues.

General Company Overview and Executive Summary

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

The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. In addition, each of our core industries also benefits from specific trends that contribute toward demand. Within healthcare, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, where our Isomedix segment competes, the aging population increases the demand for medical procedures, which increases the consumption of single use medical devices and surgical kits.

Fiscal 2010 first quarter revenues were $283.5 million compared to $311.6 million in the first quarter of fiscal 2009, representing a decrease of $28.0 million, or 9.0%, driven by declines in both the Healthcare and Life Sciences business segments. Our gross margin percentage for the first quarter of fiscal 2010 was 44.0% compared to 41.9% in the first quarter of fiscal 2009, or an increase of 210 basis points, reflecting the impact of changes in foreign exchange rates, price increases and lower raw material cost, which were partially offset by lower volume and declines in productivity.

Free cash flow was $24.4 million in the first quarter of fiscal 2010 compared to $18.1 million in the prior year first quarter due to a lower net use of cash to fund changes in operating assets and liabilities and lower purchases of property, plant and equipment. Our debt-to-total capital ratio was 21.6% at June 30, 2009 and 22.6% at March 31, 2009. During the first quarter of fiscal 2010, we declared and paid quarterly cash dividends of $0.11 per common share.

Additional information regarding our fiscal 2010 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

Restructuring. During the first quarter of fiscal 2010, we did not incur any significant additional expenses related to previously announced restructuring actions.

Additional information regarding our restructuring actions is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2010, our revenues were unfavorably impacted by $6.6 million, or 2.3%, and income before taxes was favorably impacted by $3.2 million, or 8.9%, as a result of foreign currency movements relative to the U.S. dollar.

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three months ended June 30, 2009 to the three months ended June 30, 2008:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change	Percent of Total Revenues
	2009	2008			2009	2008
Capital Revenues	$92,703	$120,117	$(27,414)	(22.8)%	32.7%	38.6%
Consumable Revenues	80,797	75,465	5,332	7.1%	28.5%	24.2%

Product Revenues	173,500	195,582	(22,082)	(11.3)%	61.2%	62.8%
Service Revenues	110,043	115,983	(5,940)	(5.1)%	38.8%	37.2%

Total Revenues	$283,543	$311,565	$(28,022)	(9.0)%	100.0%	100.0%

Service Revenues	$110,043	$115,983	$(5,940)	(5.1)%	38.8%	37.2%
Consumable Revenues	80,797	75,465	5,332	7.1%	28.5%	24.2%

Recurring Revenues	190,840	191,448	(608)	(0.3)%	67.3%	61.4%
Capital Revenues	92,703	120,117	(27,414)	(22.8)%	32.7%	38.6%

Total Revenues	$283,543	$311,565	$(28,022)	(9.0)%	100.0%	100.0%

United States	$223,806	$241,219	$(17,413)	(7.2)%	78.9%	77.4%
International	59,737	70,346	(10,609)	(15.1)%	21.1%	22.6%

Total Revenues	$283,543	$311,565	$(28,022)	(9.0)%	100.0%	100.0%

Revenues decreased $28.0 million, or 9.0%, to $283.5 million for the quarter ended June 30, 2009, as compared to $311.6 million for the same prior year quarter, as a result of declines in all business segments. Capital revenues declined $27.4 million in the first quarter of fiscal 2010, primarily driven by lower demand in the United States from hospitals and the timing of shipments within the Healthcare segment. Service revenues decreased $5.9 million in the first quarter of fiscal 2010 primarily due to decreases in Healthcare Service revenues within the United States, although all three reportable business segments contributed to the decline. Consumable revenues increased $5.3 million for the quarter ended June 30, 2009, primarily driven by growth in the Healthcare segment.

International revenues decreased $10.6 million, or 15.1%, to $59.7 million for the quarter ended June 30, 2009, as compared to $70.3 million for the same prior year quarter. International revenues were negatively affected by declines in capital equipment revenues, which decreased 22.3% primarily due to decreases within Europe for both our Healthcare and Life Sciences segments. International recurring revenues also fell during the first quarter of fiscal 2010 by 7.8%, with decreases of 8.4% and 7.2% in consumable and service revenues, respectively. The decline in international consumable revenues occurred primarily in the European region, while the decline in international service revenues was primarily the result of a decrease in Canada.

United States revenues decreased $17.4 million, or 7.2%, to $223.8 million for the quarter ended June 30, 2009, as compared to $241.2 million for the same prior year quarter. The decrease in United States revenues was primarily driven by our Healthcare segment with a 26.4% decrease in capital equipment revenues. United States recurring revenues increased 1.4% for the first quarter of fiscal 2010, and reflect an increase of 12.2% in consumable revenues partially offset by a decrease of 4.8% in service revenues. The decline in United States service revenues reflects decreases in all three reportable business segments, while the growth in consumable revenues was primarily driven by our Healthcare segment.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2009 to the three months ended June 30, 2008:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2009	2008
Gross Profit:
Product	$79,223	$82,715	$(3,492)	(4.2)%
Service	45,613	47,786	(2,173)	(4.5)%

Total Gross Profit	$124,836	$130,501	$(5,665)	(4.3)%

Gross Profit Percentage:
Product	45.7%	42.3%
Service	41.5%	41.2%

Total Gross Profit Percentage	44.0%	41.9%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our total gross margin increased 210 basis points from the first quarter of fiscal 2009, reflecting the impact of changes in foreign exchange rates, price increases and lower raw material costs, which were partially offset by lower volume and declines in productivity.

Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2009 to the three months ended June 30, 2008:

	June 30,		Change	Percent Change
	2009	2008
Operating Expenses:
Selling, General, and Administrative	$74,605	$87,348	$(12,743)	(14.6)%
Research and Development	7,580	8,279	(699)	(8.4)%
Restructuring Expenses	(211)	(166)	(45)	NM

Total Operating Expenses	$81,974	$95,461	$(13,487)	(14.1)%

NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenue, SG&A decreased 170 basis points to 26.3% for the first quarter of fiscal 2010 as compared to 28.0% in the first quarter of fiscal 2009. The decrease in SG&A expense as a percentage of total revenue in the first quarter of fiscal 2010 reflects the benefit of cost reduction actions previously implemented as well as continued financial discipline efforts.

As a percentage of total revenues, research and development expenses were 2.7% in both the three-month periods ended June 30, 2009 and 2008. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continually emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2010, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical tables and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

In the first quarters of 2010 and 2009, we did not incur any significant additional expenses related to our previously announced restructuring plans, and we settled certain obligations for less than originally expected. The following tables summarize our total pre-tax restructuring expenses for the first quarter of fiscal 2010 and fiscal 2009:

Three Months Ended June 30, 2009	Fiscal 2009 Restructuring Plan (1)
Severance, payroll, and other related costs	$(46)
Product rationalization	(233)
Other	13

Total restructuring charges	$(266)

(1)	Includes $(55) in charges recorded in cost of revenues on Consolidated Statements of Income.

Three Months Ended June 30, 2008	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$(116)	$—	$(149)	$(265)
Lease termination obligations	—	99	—	99

Total restructuring charges	$(116)	$99	$(149)	$(166)

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2009 Restructuring Plan
		Fiscal 2010
	March 31, 2009	Provision	Payments/ Impairments	June 30, 2009
Severance and termination benefits	$1,920	$(46)	$(1,119)	$755
Product rationalization	75	(233)	158	—
Lease termination obligations	337	—	(31)	306
Other	241	13	(15)	239

Total	$2,573	$(266)	$(1,007)	$1,300

	Fiscal 2008 Restructuring Plan
		Fiscal 2010
	March 31, 2009	Provision	Payments/ Impairments	June 30, 2009
Severance and termination benefits	$501	$—	$(392)	$109
Asset impairments	409	—	(120)	289
Lease termination obligations	881	—	(140)	741
Other	—	—	—	—

Total	$1,791	$—	$(652)	$1,139

Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expense for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Change
(dollars in thousands)	2009	2008
Non-Operating Expenses, Net:
Interest Expense	$3,083	$1,766	$1,317
Interest and Miscellaneous Income	(218)	(381)	163

Non-Operating Expenses, Net	$2,865	$1,385	$1,480

Interest expense increased $1.3 million during the first three months of fiscal 2010 compared with the same prior year period, reflecting higher average interest rates and higher average debt levels as we issued $150 million of senior notes in a private placement transaction on August 15, 2008. Interest and other miscellaneous income decreased $0.2 million during the first three months of fiscal 2010 compared with the same prior year period.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for continuing operations for the three months ended June 30, 2009 to the three months ended June 30, 2008:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2009	2008
Income Tax Expense	$14,455	$8,155	$6,300	77.3%
Effective Income Tax Rate	36.1%	24.2%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three-month periods ended June 30, 2009 and 2008 were 36.1% and 24.2%, respectively. We benefited from the settlement of certain tax years under examination in the United States during the three-month period ended June 30, 2008.

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

Business Segment Results of Operations. We operate and report in three business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. Our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009, provides additional information regarding each business segment. The following table compares business segment revenues for the three months ended June 30, 2009 to the three months ended June 30, 2008:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2009	2008
Revenues:
Healthcare	$200,604	$224,065	$(23,461)	(10.5)%
Life Sciences	46,116	48,039	(1,923)	(4.0)%
Isomedix	35,407	36,863	(1,456)	(3.9)%

Total reportable segments	282,127	308,967	(26,840)	(8.7)%
Corporate and other	1,416	2,598	(1,182)	(45.5)%

Total Revenues	$283,543	$311,565	$(28,022)	(9.0)%

Healthcare segment revenues were 70.7% of total revenues for the first quarter of fiscal 2010 as compared to 71.9% for the same prior year period. Healthcare revenues decreased $23.5 million, or 10.5%, to $200.6 million for the quarter ended June 30, 2009, as compared to $224.1 million for the same prior year quarter. Consumable revenues grew 6.5% in part because of higher demand for our products. This increase was more than offset by declines in revenues from capital equipment and service of 23.9% and 5.7%, respectively. Although capital equipment revenues declined in all geographies, the primary drivers were lower demand from United States hospital customers and the timing of shipments. At June 30, 2009, the Healthcare segment’s backlog amounted to $132.4 million, increasing $12.6 million, or 10.5%, compared to the backlog of $119.8 million at March 31, 2009 and increasing $18.5 million, or 16.0%, compared to the backlog of $113.9 million at June 30, 2008.

Life Sciences segment revenues were 16.3% of total revenues for the first quarter of fiscal 2010 as compared to 15.4% for the same prior year quarter. Life Sciences revenues decreased $1.9 million, or 4.0%, to $46.1 million for the quarter ended June 30, 2009, as compared to $48.0 million for the same prior year quarter. The decline in Life Sciences revenues was driven by decreases of 15.3% and 2.1% in capital equipment and service revenues, respectively. The decline in capital equipment revenues reflects project delays in both pharmaceutical and research markets. The decline was partially offset by an increase in consumable revenues of 10.0% which is, to some extent, a result of price increases. At June 30, 2009, the Life Sciences segment’s backlog amounted to $46.3 million, increasing $1.0 million, or 2.3% compared to the backlog of $45.2 million at March 31, 2009 and decreasing $3.5 million, or 7.1%, compared to the backlog of $49.8 million at June 30, 2008.

Isomedix segment revenues were 12.5% of total revenues for the first quarter of fiscal 2010 as compared to 11.8% for the same prior year quarter. The segment’s revenues decreased $1.5 million, or 3.9%, to $35.4 million for the quarter ended June 30, 2009, as compared to $36.9 million for the same prior year quarter. Revenues were affected by the previously disclosed sale of two facilities during fiscal 2009, which were partially offset by a modest improvement in demand from medical device Customers.

The following table compares our business segment operating results for the three months ended June 30, 2009 to the three months ended June 30, 2008:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2009	2008
Operating Income (Loss):
Healthcare	$32,102	$29,230	$2,872	9.8%
Life Sciences	4,779	1,047	3,732	356.4%
Isomedix	8,339	8,187	152	1.9%

Total reportable segments	45,220	38,464	6,756	17.6%
Corporate and other	(2,358)	(3,424)	1,066	31.1%

Total Operating Income	$42,862	$35,040	$7,822	22.3%

Segment operating income is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. Corporate cost allocations are based on each segment’s percentage of revenues, headcount, or other variables in relation to those of the total Company. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and postretirement benefit costs.

The Healthcare segment’s operating income increased $2.9 million, or 9.8%, to $32.1 million for the first quarter of fiscal 2010, as compared to $29.2 million for the same prior year quarter. The segment’s operating margins were 16.0% and 13.0% for the quarters ended June 30, 2009 and 2008, respectively. Raw material cost declines, price increases and cost discipline more than offset the impact of the decline in volumes.

The Life Sciences segment’s operating income increased to $4.8 million for the quarter ended June 30, 2009 from $1.0 million for the quarter ended June 30, 2008. The segment’s operating margins were 10.4% and 2.2% for the quarters ended June 30, 2009 and 2008, respectively. The improvement in operating performance was primarily driven by the strategic business decision to improve the profitability of capital equipment revenues and overall operating efficiencies.

The Isomedix segment’s operating income increased $0.2 million, or 1.9%, to $8.3 million for the first quarter of fiscal 2010 as compared to $8.2 million for the same prior year period. The segment’s operating margins were 23.6% and 22.2% for the quarters ended June 30, 2009 and 2008, respectively, reflecting increased operating efficiencies and the elimination of the costs of the two facilities divested in fiscal 2009.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
(dollars in thousands)	2009	2008
Operating activities:
Net income	$25,542	$25,500
Non-cash items	11,568	20,971
Changes in operating assets and liabilities	(4,490)	(17,744)

Net cash provided by operating activities	$32,620	$28,727

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(8,355)	$(10,615)
Proceeds from the sale of property, plant, equipment, and intangibles	175	7

Net cash used in investing activities	$(8,180)	$(10,608)

Financing activities:
Payments under credit facilities, net	$—	$(1,720)
Repurchases of common shares	—	(31,584)
Cash dividends paid to common shareholders	(6,441)	(3,513)
Stock option and other equity transactions, net	152	14,302
Tax benefit from stock options exercised	47	1,413

Net cash used in financing activities	$(6,242)	$(21,102)

Debt-to-total capital ratio	21.6%	20.0%
Free cash flow	$24,440	$18,119

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $32.6 million for the first three months of fiscal 2010 compared to $28.7 million for the first three months of fiscal 2009. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items - Our non-cash items include depreciation, depletion and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Non-cash items were $11.6 million for the first three months of fiscal 2010 compared with $21.0 million for the first three months of fiscal 2009. Significant changes in these items for the first quarter of fiscal 2010 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization - Depreciation, depletion, and amortization is the most significant component of non-cash items. This expense totaled $13.9 million and $15.2 million for the first three months of fiscal 2010 and fiscal 2009, respectively.

•	Share-based compensation expense - We recorded share-based compensation expense of $2.0 million and $1.9 million for the first three months of fiscal 2010 and fiscal 2009, respectively.

•

Deferred income taxes - Our deferred income tax benefit was $4.4 million for the first three months of fiscal 2010, compared with deferred income tax expense of $4.0 million for the first three months of fiscal 2009 due to the timing and recognition of settlements.

•

Changes in operating assets and liabilities - Changes to our operating assets and liabilities used cash of $4.5 million and $17.7 million during the first quarters of fiscal 2010 and fiscal 2009, respectively.

•

Accounts receivable, net - Changes in our net accounts receivable balances provided cash of $38.3 million and $35.3 million during the first three months of fiscal 2010 and fiscal 2009, respectively. Our accounts receivable balances may change from period to period due to the timing of revenues and Customer payments.

•

Inventories, net - Increases in our net inventory balances drove uses of cash of $1.9 million and $21.1 million during the first three months of fiscal 2010 and fiscal 2009, respectively. The prior period increase resulted from a higher level of inventory related to higher production volume levels, foreign exchange rate changes, new product inventory, and increased raw material costs.

•

Other current assets - Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in other current asset balances provided cash of $5.5 million during the first three months of fiscal 2010 and drove a use of cash of $2.1 million in the prior year period. The increase in cash provided in fiscal 2010 is primarily due to the timing of income tax payments.

•

Accounts payable, net - Decreases in our net accounts payable balances drove uses of cash of $18.5 million and $4.7 million during the first three months of fiscal 2010 and fiscal 2009, respectively. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net - Changes in our net accruals and other liabilities balances drove uses of cash of $27.8 million and $25.2 million during the first three months of fiscal 2010 and fiscal 2009, respectively. Cash usage in the current period primarily reflects payments made in the first quarter of fiscal 2010 against amounts accrued in fiscal 2009 for incentive compensation. Cash flows related to our accruals and other liabilities balances may change from period to period primarily due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities - The net cash we used in investing activities totaled $8.2 million for the first three months of fiscal 2010 compared with $10.6 million for the first three months of fiscal 2009. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2010 and fiscal 2009:

•

Purchases of property, plant, equipment, and intangibles, net- Capital expenditures decreased $2.2 million to $8.4 million during the first three months of fiscal 2010 as compared to $10.6 million during the same prior year period. Capital spending was higher during the first three months of fiscal 2009 primarily due to a planned expansion at one of our Isomedix facilities.

Net Cash Used In Financing Activities - The net cash used in financing activities amounted to $6.2 million for the first three months of fiscal 2010 compared with net cash used in financing activities of $21.1 million for the first three months of fiscal 2009. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2010 and fiscal 2009:

•

Repurchases of common shares - The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first three months of fiscal 2010, we did not repurchase any common shares. During the first three months of fiscal 2009, we paid for the repurchase of 1,145,900 common shares at an average purchase price of $27.56 per common share.

•

Cash dividends paid to common shareholders - During the first three months of fiscal 2010, we paid total cash dividends of $6.4 million, or $0.11 per outstanding common share. During the first three months of fiscal 2009, we paid total cash dividends of $3.5 million, or $0.06 per outstanding common share.

•

Stock option and other equity transactions, net - We receive cash for issuing common shares under our various employee stock compensation programs. During the first three months of fiscal 2010 and fiscal 2009, we received cash proceeds totaling $0.2 million and $14.3 million, respectively, under these programs.

•

Tax benefit from stock options exercised - During the first three months of fiscal 2009, our income taxes were reduced by $1.4 million, respectively, as a result of deductions allowed for stock options exercised.

Cash Flow Measures. Free cash flow was $24.4 million in the first quarter of fiscal 2010 compared to $18.1 million in the prior year first quarter. The increase in free cash flow in the first quarter of fiscal 2010 was a result of lower net use of cash to fund changes in operating assets and liabilities and lower purchases of property, plant and equipment. Our debt-to-total capital ratio was 21.6% at June 30, 2009 and 22.6% at March 31, 2009.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009. Our commercial commitments were approximately $30.7 million at June 30, 2009 reflecting a net decrease of $1.9 million in surety bonds and other commercial commitments from March 31, 2009. Our contractual commitments have not changed materially from March 31, 2009. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2009. At June 30, 2009, the maximum amount available under this Facility was $376.3 million. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility ($23.7 million at June 30, 2009.)

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

Critical Accounting Policies, Estimates, and Assumptions

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2009.

Contingencies

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

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. In the fourth quarter of fiscal 2008, we reached a settlement with the IRS on all material tax matters for fiscal 1999 through fiscal 2001. In the first quarter of fiscal 2009, we reached a settlement with the IRS for all material tax matters for fiscal 2002 through fiscal 2005. In addition, the IRS commenced its audit of fiscal 2006 and fiscal 2007 in fiscal 2009. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.

Additional information regarding our commitments and contingencies is included in note 10 to our consolidated financial statements titled, “Contingencies.”

International Operations

Since we conduct operations outside the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2010, our revenues were unfavorably impacted by $6.6 million, or 2.3%, and income before income taxes was favorably impacted by $3.2 million, or 8.9%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or our industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “potential,” “confidence,” “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to be materially different from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside of our control. No assurances can be provided as to any outcome from litigation, regulatory actions, administrative proceedings, governmental investigations, warning letters, cost reductions, business strategies, level of share repurchases or dividends, earnings and revenue trends, or future financial results. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing, raw material, and energy costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or that our business initiatives will take longer, cost more, or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulatory actions, including, without limitation, the previously disclosed FDA warning letter, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect our performance, results, or value, (d) the potential of international unrest, or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services as a result of the current economic downturn and/or due to other factors, (f) the possibility that anticipated growth, alignment, cost savings, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry, or other issues, activities, or initiatives, including any impacting the sterilization system currently in use or the ability to obtain clearance or market acceptance of the new sterilization system, may adversely impact our performance, results, or value, and (g) the effect of the credit crisis on our ability, as well as the ability of our Customers and suppliers, to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009, under Item 1A, “Risk Factors.”

Availability of Securities and Exchange Commission Filings

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

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009. Our exposures to market risks have not changed materially since March 31, 2009.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The FDA and the United States Department of Justice had been conducting an investigation to our knowledge since 2003 involving our STERIS SYSTEM 1® sterile processing system. We had received requests for documents, including the subpoena received in January 2005, and were aware of interviews of current and former employees in connection with the investigation. We responded to these requests and cooperated with the government agencies regarding this matter. We were advised by the United States Attorney’s Office for the Northern District of Ohio in May 2009 that it was declining to pursue the investigation.

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

We communicated to Customers that STERIS will continue supporting the existing STERIS SYSTEM 1® installed base by providing accessories, sterilant, service and parts, and replacement processor units for at least a two year period. In the United States, STERIS is continuing sales of STERIS SYSTEM 1® processors only as replacements for existing units. Once the new liquid chemical sterilization system is cleared for market use by the FDA, we will work with Customers to transition to the new product.

For fiscal 2009, this development did not have a material impact on our consolidated financial results. Subsequent annualized revenues could be impacted by approximately $10.0 million until the new product is cleared and commercialized.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new 510(k) submission. If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action, or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1® sterile processing system and STERIS’s S20TM sterilant, a significant product to us, could possibly result in judgments requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. We intend to continue our discussions with the FDA to seek resolution of all other issues regarding the warning letter and any related investigation.

The STERIS SYSTEM 1® sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used by approximately 5,000 users in excess of 30,000 times per day in the aggregate and that over 275 million medical instruments have been processed using the STERIS SYSTEM 1® sterile processing system. For additional information regarding this matter, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on May 29, 2009: “Business – Information with respect to our Business in General – Recent Events – Government Regulations”, “Risk Factors – We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition or value”, “Risk Factors – We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters”, “Risk Factors – Most of our products, including our new liquid chemical sterilization system, must receive regulatory approvals before they can be marketed and sold in the United States and other countries”, and “Risk Factors – Existing and new Customers may not purchase or use the new liquid chemical sterilization system consistent with the purchase and use of existing SYSTEM 1®”.

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

Except as noted above, we believe there have been no material recent developments concerning our legal proceedings since March 31, 2009 and no new material pending legal proceedings that are required to be reported.

ITEM 1A.	RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on May 29, 2009, that would materially affect our business, results of operations, or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2010, we did not repurchase any of our common shares. A repurchase program approved by the Company’s Board of Directors and announced on March 14, 2008, authorized the repurchase of up to $300,000 of our common shares. As of June 30, 2009, $203,864 in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the first quarter of fiscal 2010 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
April 1-30	—		$—		—	$203,864
May 1-31	—		—		—	203,864
June 1-30	—		—		—	203,864

Total	—	(1)	$—	(1)	—	203,864

(1)	Does not include approximately 167 common shares purchased during the quarter at an average price per share of $26.83 by the STERIS Corporation 401(k) Plan on behalf of executive officers who may be deemed to be affiliated purchasers.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Current Form of STERIS Corporation of Restricted Stock Agreement for Employees

10.2	Current Form of STERIS Corporation Nonqualified Stock Option Agreement for Employees

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer August 7, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Current Form of STERIS Corporation of Restricted Stock Agreement for Employees

10.2	Current Form of STERIS Corporation of Nonqualified Stock Option Agreement for Employees

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.