Form 10-Q
period 2009-09-30
STERIS CORP
filed 2009-11-03
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of common shares outstanding as of October 30, 2009: 58,727,566

STERIS Corporation and Subsidiaries

Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	March 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$223,758	$154,180
Accounts receivable (net of allowances of $8,958 and $10,728, respectively)	214,359	238,438
Inventories, net	128,147	130,218
Current portion of deferred income taxes, net	4,593	7,195
Prepaid expenses and other current assets	22,594	23,099

Total current assets	593,451	553,130

Property, plant, and equipment, net	349,045	350,996
Goodwill and intangibles, net	312,521	305,189
Other assets	8,219	7,624

Total assets	$1,263,236	$1,216,939

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$56,828	$68,573
Accrued payroll and other related liabilities	48,215	59,702
Accrued expenses and other	73,257	73,751

Total current liabilities	178,300	202,026

Long-term indebtedness	210,000	210,000
Deferred income taxes, net	13,808	18,109
Other liabilities	60,354	68,639

Total liabilities	462,462	498,774

Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 58,713 and 58,452 shares outstanding, respectively	232,438	232,282
Common shares held in treasury, 11,326 and 11,588 shares, respectively	(307,193)	(313,105)
Retained earnings	859,091	814,359
Accumulated other comprehensive income	15,658	(15,800)

Total shareholders’ equity	799,994	717,736
Noncontrolling interest	780	429

Total equity	800,774	718,165

Total liabilities and equity	$1,263,236	$1,216,939

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product	$199,135	$203,856	$372,635	$399,438
Service	115,094	119,271	225,137	235,254

Total revenues	314,229	323,127	597,772	634,692
Cost of revenues:
Product	115,958	120,923	210,235	233,790
Service	65,616	69,841	130,046	138,038

Total cost of revenues	181,574	190,764	340,281	371,828

Gross profit	132,655	132,363	257,491	262,864

Operating expenses:
Selling, general, and administrative	74,516	77,290	149,121	164,638
Research and development	8,189	8,068	15,769	16,347
Restructuring expenses	(115)	37	(327)	(129)

Total operating expenses	82,590	85,395	164,563	180,856

Income from operations	50,065	46,968	92,928	82,008

Non-operating expenses, net:
Interest expense	3,130	2,518	6,213	4,285
Interest and miscellaneous income	(278)	(540)	(495)	(922)

Total non-operating expenses, net	2,852	1,978	5,718	3,363

Income before income tax expense	47,213	44,990	87,210	78,645
Income tax expense	15,129	16,196	29,584	24,351

Net income	$32,084	$28,794	$57,626	$54,294

Net income per common share:
Basic	$0.55	$0.49	$0.98	$0.92

Diluted	$0.54	$0.48	$0.97	$0.90

Cash dividends declared per common share outstanding	$0.11	$0.08	$0.22	$0.14

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2009	2008
Operating activities:
Net income	$57,626	$54,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	27,839	29,575
Deferred income taxes	(2,089)	3,790
Share based compensation	3,978	3,843
Loss (gain) on the disposal of property, plant, equipment and intangibles, net	10	(1,084)
Other items	3,207	(1,517)
Changes in operating assets and liabilities
Accounts receivable, net	31,040	34,247
Inventories, net	9,132	(19,318)
Other current assets	1,168	13,476
Accounts payable	(13,586)	(8,478)
Accruals and other, net	(25,917)	(40,137)

Net cash provided by operating activities	92,408	68,691

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(18,543)	(20,872)
Procceds from the sale of property, plant, equipment, and intangibles	509	9,506

Net cash used in investing activities	(18,034)	(11,366)

Financing activities:
Proceeds from the issuance of long-term obligations	—	150,000
Payments under credit facilities, net	—	(79,180)
Deferred financing fees and debt issuance costs	—	(476)
Repurchases of common shares	(289)	(50,210)
Cash dividends paid to common shareholders	(12,894)	(8,275)
Stock option and other equity transactions, net	2,102	32,956
Tax benefit from stock options exercised	463	8,732

Net cash (used in) provided by financing activities	(10,618)	53,547

Effect of exchange rate changes on cash and cash equivalents	5,822	(2,521)

Increase in cash and cash equivalents	69,578	108,351
Cash and cash equivalents at beginning of period	154,180	51,868

Cash and cash equivalents at end of period	$223,758	$160,219

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended September 30, 2009 and 2008

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

This means that operating results for the three and six month periods ended September 30, 2009 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2010.

Fair Value of Financial Instruments

The recorded value of financial instruments is approximately equal to the fair value. We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We determined that the recorded value of our long-term debt is approximately equal to the fair value at September 30, 2009 and March 31, 2009. The financial instruments that we hold could potentially expose us to a concentration of credit risk. We invest our excess cash in highly rated money market funds and other high-quality short-term investments placed with major banks and financial institutions. We have established guidelines related to diversification and maturities to maintain safety and liquidity.

We provide additional information regarding the fair value of our financial instruments in note 17 titled, “Fair Value Measurements.”

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new standard to define fair value, establish a framework for measuring fair value in accordance with U.S. GAAP and expand disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of the standard for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. We adopted the required provisions of the standard for financial assets and liabilities on April 1, 2008 and for nonfinancial assets and liabilities on April 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued a new standard regarding the accounting for business combinations. The standard retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The changes will impact financial statements on the acquisition date and in subsequent periods, as well as prior to the acquisition date because of the accounting treatment for acquisition-related costs. The provisions will be applied prospectively to business combinations completed in fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued a new standard regarding the accounting for noncontrolling interests in consolidated financial statements. The standard recharacterizes minority interests as noncontrolling interests and requires these interests to be classified as a separate component of equity in our consolidated financial statements. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income related to the noncontrolling interests will be included in our consolidated net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The provisions of the standard will be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively, and are effective for the first annual reporting period beginning after December 15, 2008. We adopted the standard as of

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

April 1, 2009, applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests from “Other liabilities” to “Total equity.” Income attributable to noncontrolling interests is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and is not material.

In March 2008, the FASB issued a new standard regarding disclosures about derivative instruments and hedging activities. The standard requires disclosures regarding how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The standard is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We adopted the standard on April 1, 2009 and it did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued a staff position regarding employers’ disclosures about postretirement benefit plan assets. It requires us to disclose how investment allocation decisions are made, including the factors relevant to understanding investment policies and decisions, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of the plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and significant concentrations of risk within plan assets. The provisions are effective for fiscal years ending after December 15, 2009 and will increase the disclosures in the notes to our consolidated financial statements related to the assets of defined benefit pension plans.

In April 2008, the FASB issued a staff position which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The provisions apply prospectively to intangible assets acquired after the effective date in fiscal years beginning after December 15, 2008. The adoption did not have a material impact on the consolidated financial statements.

In June 2008, the FASB issued a staff position which provides that unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computed earnings per share. The position is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption did not have a material impact on our disclosure of earnings per share.

In April 2009, the FASB issued several staff positions related to the accounting and financial statement disclosures of financials instruments that are effective for interim periods ending after June 15, 2009. All are to be applied prospectively and require comparative disclosures only for periods ending after initial adoption. The positions 1) change existing accounting requirements for other than temporary impairment of debt securities, 2) provide guidance for valuation of assets and liabilities that have experienced a significant reduction in volume and activity in relation to normal market activity, and 3) prospectively extend the disclosure requirements regarding the fair value of financial instruments, to interim financial statements. The adoption of these positions did not have a material impact on the consolidated financial statements.

In May 2009, the FASB issued a new standard requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The provisions are effective for interim and annual periods ending after June 15, 2009. The adoption did not have a material impact on our consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

In June 2009, the FASB issued a standard that establishes only two levels of U.S. generally accepted accounting principles, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is now the sole source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, the adoption did not have any impact on our consolidated financial statements.

Significant Accounting Policies

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2009.

2. Restructuring

The following summarizes our restructuring plans announced in prior fiscal years. We recognize restructuring expenses as incurred. In addition, we assess the property, plant and equipment associated with the related facilities for impairment. Additional information regarding our respective restructuring plans is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

Fiscal 2009 Restructuring Plan

During the third quarter of fiscal 2009, we adopted a restructuring plan primarily focused on our international operations (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We have closed two sales offices in Japan. These actions directly impacted approximately 100 employees worldwide. These restructuring actions are intended to enhance our profitability and improve efficiency primarily by reducing ongoing international operating costs.

Since the inception of the Fiscal 2009 Restructuring Plan, we have incurred pre-tax expenses totaling $15,012 related to these actions, of which $4,441 was recorded as restructuring expenses and $10,571 was recorded in cost of revenues, with expenses of $12,268 and $2,745 related to the Healthcare and Life Sciences reporting segments, respectively. We do not expect to incur significant additional expenses related to the Fiscal 2009 Restructuring Plan. We are continuing to evaluate all of our operations for additional opportunities to improve performance, but we have not committed to any additional specific actions.

Fiscal 2008 Restructuring Plan

During the fourth quarter of fiscal 2008, we announced an expense reduction initiative which was primarily focused on our North American operations, and was intended to enhance our profitability and improve efficiency by reducing ongoing operating costs (the “Fiscal 2008 Restructuring Plan”). We did not incur any restructuring expenses related to the Fiscal 2008 Restructuring Plan in the three and six month periods ended September 30, 2009.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

Since the inception of the Fiscal 2008 Restructuring Plan, we have incurred pre-tax restructuring expenses totaling $14,333 related to these actions, of which $9,883 was recorded as restructuring expenses and $4,450 was recorded in cost of revenues, with restructuring expenses and cost of revenues of $11,856, $1,296, $429, and $752 related to the Healthcare, Life Sciences, and Isomedix reporting segments, and Corporate and other, respectively. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan.

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

The following tables summarize our total restructuring expenses for the second quarter and first half of fiscal 2010 and fiscal 2009:

Three Months Ended September 30, 2009	Fiscal 2009 Restructuring Plan (1)
Severance, payroll, and other related costs	$33
Lease termination obligations and other	(321)
Asset impairment	(14)

Total restructuring charges	$(302)

(1)	Includes $(187) in charges recorded in cost of revenues on Consolidated Statements of Income.

Three Months Ended September 30, 2008	Fiscal 2008 Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$29	$(29)	$—
Lease termination obligations	37	—	37

Total restructuring charges	$66	$(29)	$37

Six Months Ended September 30, 2009	Fiscal 2009 Restructuring Plan (2)
Severance, payroll, and other related costs	$(13)
Product rationalization	(234)
Lease termination obligations and other	(308)
Asset impairment	(14)

Total restructuring charges	$(569)

(2)	Includes $(242) in charges recorded in cost of revenues on Consolidated Statements of Income.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

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

Liabilities related to our restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2009 Restructuring Plan
	March 31, 2009	Fiscal 2010		September 30, 2009
		Provision	Payments/ Impairments
Severance and termination benefits	$1,920	$(13)	$(1,459)	$448
Product rationalization	75	(234)	159	—
Lease termination obligations and other	578	(308)	(199)	71
Asset impairment	—	(14)	14	—

Total	$2,573	$(569)	$(1,485)	$519

	Fiscal 2008 Restructuring Plan
	March 31, 2009	Fiscal 2010		September 30, 2009
		Provision	Payments/ Impairments
Severance and termination benefits	$501	$—	$(388)	$113
Asset impairments	409	—	(120)	289
Lease termination obligations and other	881	—	(315)	566
Asset impairment	—	—	—	—

Total	$1,791	$—	$(823)	$968

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net income	$32,084	$28,794	$57,626	$54,294
Cumulative foreign currency translation adjustment	7,610	(23,769)	31,594	(24,370)
Reduction in the unrecognized postretirement benefit plan obligation, net of taxes	—	22,194	—	22,194
Amortization of pension and postretirement benefit plans costs, net of taxes	(246)	(494)	(405)	(245)
Unrealized losses on investments	152	(152)	269	(273)

Total comprehensive income	$39,600	$26,573	$89,084	$51,600

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

The reduction in the unrecognized postretirement benefit plan obligation, net of taxes recorded in the three and six month periods ended September 30, 2008 is a result of amending and restating our United States postretirement welfare benefits plan during the second quarter of fiscal 2009. Additional information regarding the amendment and restatement of our United States postretirement welfare benefits plan is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	September 30, 2009	March 31, 2009
Land and land improvements (1)	$26,221	$25,795
Buildings and leasehold improvements	192,138	188,136
Machinery and equipment	275,542	271,122
Information systems	98,328	92,966
Radioisotope	167,998	161,415
Construction in progress (1)	22,704	17,667

Total property, plant, and equipment	782,931	757,101
Less: accumulated depreciation and depletion	(433,886)	(406,105)

Property, plant, and equipment, net	$349,045	$350,996

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	September 30, 2009	March 31, 2009
Raw materials	$35,687	$37,270
Work in process	25,205	24,314
Finished goods	67,255	68,634

Inventories, net	$128,147	$130,218

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

6. Debt

Indebtedness was as follows:

	September 30, 2009	March 31, 2009
Private Placement	$210,000	$210,000
Credit facility	—	—

Long-term indebtedness	$210,000	$210,000

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2009	March 31, 2009
Accrued payroll and other related liabilities:
Compensation and related items	$18,552	$17,395
Accrued vacation	6,820	5,916
Accrued bonuses	10,898	22,973
Accrued employee commissions	7,617	9,100
Other postretirement benefit plan obligation-current portion	3,777	3,777
Other employee benefit plan obligations-current portion	551	541

Total accrued payroll and other related liabilities	$48,215	$59,702

Accrued expenses and other:
Deferred revenues	$27,734	$25,491
Self-insured risk retention-current portion	6,484	6,083
Accrued dealer commissions	6,082	6,389
Accrued warranty	6,531	7,573
Other	26,426	28,215

Total accrued expenses and other	$73,257	$73,751

Other liabilities:
Self-insured risk retention-long-term portion	$11,041	$11,041
Other postretirement benefit plan obligation-long-term portion	25,314	26,105
Defined benefit pension plan obligations	11,866	18,356
Other employee benefit plan obligations-long-term portion	1,964	1,240
Accrued long-term income taxes	10,169	11,897

Total other liabilities	$60,354	$68,639

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates from continuing operations for the three month periods ended September 30, 2009 and 2008 were 32.0% and 36.0%, respectively. For the six-month periods

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

ended September 30, 2009 and 2008, the effective income tax rates from continuing operations were 33.9% and 31.0%, respectively. The lower effective income tax rate for the three month period ended September 30, 2009 resulted principally from discrete item adjustments due to the settlement of certain tax years under examination in the United States.

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

As of March 31, 2009, we had $10,926 in unrecognized tax benefits, of which $2,223 would favorably impact the effective tax rate if recognized. As of September 30, 2009, we had $9,242 in unrecognized tax benefits, of which $699 would impact the effective tax rate if recognized. The decrease in unrecognized tax benefits for the three and the six month periods ended September 30, 2009 is primarily due to the settlement of certain tax years under examination in the United States. We currently do not anticipate any significant increase or decrease in unrecognized tax benefits within 12 months of September 30, 2009. As of September 30, 2009, we have recognized a liability for interest of $778 and penalties of $163.

We file income tax returns in the United States and in various state, local, and foreign jurisdictions. For United States federal income tax purposes, we are closed through examination for years through fiscal 2007. With limited exceptions, we are no longer subject to state and local income tax examinations within the United States, or income tax examinations outside the United States for years before fiscal 2005.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

Components of the net periodic benefit cost of our defined benefit pension plans and other postretirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	United States Qualified		International
Three Months Ended September 30,	2009	2008	2009	2008	2009	2008
Service cost	$59	$53	$137	$114	$—	$—
Interest cost	761	690	81	134	487	506
Expected return on plan assets	(617)	(718)	(89)	(148)	—	—
Recognized losses	290	159	—	—	157	363
Curtailment/Settlement	—	—	(19)	—	—	—
Amortization of transition obligation	(18)	(28)	—	—	—	—
Prior service cost	—	—	—	—	(816)	(1,295)

Net periodic benefit cost	$475	$156	$110	$100	$(172)	$(426)

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	United States Qualified		International
Six Months Ended September 30,	2009	2008	2009	2008	2009	2008
Service cost	$119	$105	$216	$227	$—	$—
Interest cost	1,522	1,381	162	269	974	1,691
Expected return on plan assets	(1,234)	(1,437)	(186)	(295)	—	—
Recognized losses	580	318	—	—	313	639
Curtailment/Settlement	—	—	(19)	—	—	—
Amortization of transition obligation	(36)	(55)	—	—	—	—
Prior service cost	—	—	—	—	(1,631)	(1,295)

Net periodic benefit cost	$951	$312	$173	$201	$(344)	$1,035

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

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

On May 16, 2008, we received a warning letter (the “warning letter”) from the FDA regarding our STERIS SYSTEM 1® sterile processor and the STERIS™ 20 sterilant used with the processor (referred to collectively in the FDA letter and in this note as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the warning letter included the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter referenced a number of changes to the device that, according to the FDA, require a new premarket notification submission, and asserted that our failure to make such a submission resulted in violations of applicable law. The warning letter also requested documentation and explanation regarding various corrective actions related to the device prior to 2003, and whether those actions should be considered corrections or removals requiring notice under applicable FDA regulations. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

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

For fiscal 2009, this development did not have a material impact on our consolidated financial results. Subsequent annualized revenues could be impacted by approximately $20,000 until the new product is cleared and commercialized.

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

For the Three and Six Months Ended September 30, 2009 and 2008

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

Corporate and other includes the gross profit and direct expense of the Defense and Industrial business unit, as well as certain unallocated corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees and legacy pension and postretirement benefit costs from our former Erie manufacturing operations.

The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and six month periods ended September 30, 2009, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

Financial information for each of our segments is presented in the following tables:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Healthcare	$223,006	$227,836	$423,610	$451,901
Life Sciences	54,401	57,151	100,517	105,190
Isomedix	34,735	36,971	70,142	73,834

Total reportable segments	312,142	321,958	594,270	630,925
Corporate and other	2,087	1,169	3,503	3,767

Total revenues	$314,229	$323,127	$597,772	$634,692

Operating income (loss):
Healthcare	$36,366	$32,698	$68,469	$61,928
Life Sciences	8,540	6,228	13,319	7,275
Isomedix	7,401	10,211	15,740	18,398

Total reportable segments	52,307	49,137	97,528	87,601
Corporate and other	(2,242)	(2,169)	(4,600)	(5,593)

Total operating income	$50,065	$46,968	$92,928	$82,008

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

12. Common Shares

Basic earnings per common share are calculated based upon the weighted average number of common shares outstanding. Diluted earnings per common share are calculated based upon the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents calculated using the treasury stock method. The following table summarizes the determination of earnings available to common shareholders, common share and common share equivalents outstanding used to calculate basic and diluted earnings per common share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(shares in thousands)
Numerator:
Net income	$32,084	$28,794	$57,626	$54,294
Less: distributed and undistributed earnings allocated to nonvested stock	(34)	(19)	(64)	(25)

Earnings available to common shareholders	$32,050	$28,775	$57,562	$54,269

Denominator (shares in thousands):
Weighted average common shares outstanding—basic	58,654	59,312	58,585	59,003
Dilutive effect of common share equivalents	764	1,064	616	1,008

Weighted average common shares outstanding and common share equivalents—diluted	59,418	60,376	59,201	60,011

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(shares in thousands)
Number of common share options	1,145	719	2,003	849
Weighted average exercise price	$28.31	$35.00	$26.48	$32.11

13. Repurchases of Common Shares

We obtained 10,566 of our common shares during the first six months of fiscal 2010 in connection with stock-based compensation award programs. We did not repurchase any shares under the authorization provided by our Board of Directors. At September 30, 2009, $203,864 of STERIS common shares remained authorized for repurchase and 11,326,265 common shares were held in treasury.

14. Share-Based Compensation

STERIS has a long-term incentive plan that makes available common shares for grants at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis as defined by the agreement in the event of employee termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. We generally use the common shares held in treasury for restricted share and share unit grants for the stock option exercises on a first-in, first-out basis. As of September 30, 2009, 3,762,936 shares remain available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for share-based compensation granted during the first half of fiscal 2010 and fiscal 2009:

	Fiscal 2010	Fiscal 2009
Risk-free interest rate	1.89%	2.65%
Expected life of options	5.50 years	5.64 years
Expected dividend yield of stock	1.49%	0.86%
Expected volatility of stock	27.96%	27.72%

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

Stock option activity for the first half of fiscal 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	3,695,931	$24.72
Granted	614,747	23.13
Exercised	(139,410)	19.43
Forfeited	(16,605)	27.92
Canceled	(12,637)	24.57

Outstanding at September 30, 2009	4,142,026	$24.64	6.15	$24,386
Exercisable at September 30, 2009	2,809,097	$23.89	4.86	$18,605

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $30.45 closing price of our common shares on September 30, 2009 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first half of fiscal 2010 and fiscal 2009 were $1,286 and $24,254, respectively. Net cash proceeds from the exercise of stock options were $2,102 and $32,956 for the first half of fiscal 2010 and fiscal 2009, respectively. An income tax benefit of $463 and $8,732 was realized from stock option exercises during the first half of fiscal 2010 and fiscal 2009, respectively.

The weighted average grant date fair value of option grants was $5.66 and $8.78 for the first half of fiscal 2010 and fiscal 2009, respectively.

Stock appreciation rights (“SARS”) were also granted during the first half of fiscal 2010. The 47,560 SARS granted carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise. The fair value of the SARS at the grant date was an aggregate amount of $263 and was determined utilizing the same assumptions as those used for the valuation of stock options. The fair value of the outstanding SARS will be revalued at each reporting date and related expense will be adjusted appropriately.

Restricted share and restricted share unit activity for the first half of fiscal 2010 is as follows:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2009	188,671	54,850	$27.31
Granted	112,206		23.68
Vested	(51,685)	(20,850)	23.55
Canceled	(625)	—	28.94

Non-vested at September 30, 2009	248,567	34,000	$26.78

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and are estimated to cliff vest over an approximately three-year period based upon the terms of the grants. The value of restricted shares and restricted share units that vested during the first half of fiscal 2010 and fiscal 2009 was $1,636 and $969, respectively, which is calculated as the number of restricted shares and restricted share units vested during the period multiplied by the weighted-average grant date fair value.

We granted 6,800 and 3,300 cash-settled restricted share units in the first half of fiscal 2010 and fiscal 2009, respectively. The fair value of these restricted share units at the grant date was $155 and $102, respectively.

As of September 30, 2009, there was $10,849 of total unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.78 years.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

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

Changes in our warranty liability during the first half of fiscal 2010 were as follows:

Balance, March 31, 2009	$7,573
Warranties issued during the period	3,798
Settlements made during the period	(4,840)

Balance, September 30, 2009	$6,531

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $19,275 and $17,477 as of September 30, 2009 and March 31, 2009, respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

16. Forward Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We also enter into forward contracts to hedge price changes in commodities that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income.

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at September 30, 2009	Fair Value at March 31, 2009	Fair Value at September 30, 2009	Fair Value at March 31, 2009
Forward contracts	Prepaid & Other	$69	$—	$—	$—
Forward contracts	Accrued expenses and other	$—	$—	$158	$183

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Six months ended September 30,
		2009	2008
Foreign currency forward contracts	Selling, general and administrative	$66	$(497)
Commodity forward contracts	Cost of Revenues	$71	$—

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2009 and 2008

(dollars in thousands, except per share amounts)

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2009:

	September 30, 2009	Fair Value Measurements at September 30, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

		Level 1	Level 2	Level 3
Assets:
Forward contracts (1)	$69	$—	$69	$—
Investments (2)	1,558	1,558	—	—
Liabilities:
Forward contracts (1)	$158	$—	$158	$—
Deferred compensation plans (2)	1,562	1,562	—	—

(1)	The fair values of forward contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2)	We provide a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their account balances (amounts deferred, together with earnings (losses)).

18. Subsequent Events

We have evaluated events occurring subsequent to September 30, 2009 through November 3, 2009, the date of issuance of these consolidated financial statements, to determine whether they require recognition or disclosure in the consolidated financial statements. Based upon this evaluation, we have determined that no material subsequent events occurred that require recognition or disclosure in the financial statements, except for a special dividend authorized by the Board of Directors of $2.00 per common share payable December 22, 2009 to shareholders of record on November 24, 2009.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of September 30, 2009, and the related consolidated statements of income for the three and six-month periods ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the six-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated May 29, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

November 3, 2009

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

As you read the MD&A, you should refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first half of fiscal 2010 and fiscal 2009. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

Financial Measures

In the following sections of the MD&A, we may, at times, refer to financial measures that are not required to be presented in the consolidated financial statements under U.S. GAAP. We sometimes use the following financial measures in the context of this report: backlog; debt-to-total capital; net debt-to-total capital; and days sales outstanding. We define these financial measures as follows:

•

Backlog – We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. We use this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•

Debt-to-total capital – We define debt-to-total capital as total debt divided by the sum of total debt and shareholders’ equity. We use this figure as a financial liquidity measure to gauge our ability to borrow, fund growth, and measure the risk of our financial structure.

•

Net debt-to-total capital – We define net debt-to-total capital as total debt less cash (“net debt”) divided by the sum of net debt and shareholders’ equity. We also use this figure as a financial liquidity measure and to measure the risk of our financial structure.

•

Days sales outstanding (“DSO”) – We define DSO as the average collection period for accounts receivable. It is calculated as net accounts receivable divided by the trailing four quarters’ revenues, multiplied by 365 days. We use this figure to help gauge the quality of accounts receivable and expected time to collect.

In the following sections of MD&A, we may, at times, also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

•

Free cash flow – We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles, net, plus proceeds from the sale of property, plant, equipment, and intangibles, which is also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, pay cash dividends, and reduce debt. The following table reconciles the calculations of our free cash flow for the six months ended September 30, 2009 and 2008:

(dollars in thousands)	Six Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$92,408	$68,691
Purchases of property, plant, equipment, and intangibles, net	(18,543)	(20,872)
Proceeds from the sale of property, plant, equipment, and intangibles	509	9,506

Free cash flow	$74,374	$57,325

We may, at times, refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the periods presented. For example, when discussing changes in revenues, we may, at times, exclude the impact of recently completed acquisitions.

We present these financial measures because we believe that understanding these additional factors underlying our performance provides meaningful analysis of our financial performance. These financial measures should not be considered alternatives to measures required by U.S. GAAP. Our calculations of these measures may be different from the calculations of similar measures used by other companies and you should be careful when comparing these financial measures to those of other companies.

Revenues – Defined

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

•	Revenues – We present revenues net of sales returns and allowances.

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

•

Capital Revenues – We define capital revenues, a subset of product revenues, as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and integrated OR.

•

Consumable Revenues – We define consumable revenues, a subset of product revenues, as revenues generated from sales of the consumable family of products, which includes STERIS SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Recurring Revenues – We define recurring revenues as consumable revenues and service revenues.

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

Fiscal 2010 second quarter and first half revenues were $314.2 million and $597.8 million, respectively, representing decreases of 2.8% and 5.8%, driven by declines in all three reportable business segments. Our gross margin percentages were 42.2% and 43.1% for the second quarter and first half of fiscal 2010, which was an increase of 120 basis points compared to the same prior year quarter and an increase of 170 basis points from the first half of fiscal 2009. Gross margins during both fiscal 2010 periods benefited from price increases, lower raw material costs and favorable foreign currency fluctuations.

Free cash flow was $74.4 million in the first half of fiscal 2010 compared to $57.3 million in the prior year first half, reflecting an increase in cash earnings during fiscal 2010 and improved cash flow from operating assets and liabilities. Our debt-to-total capital ratio was 20.8% at September 30, 2010 as compared to 22.6% at March 31, 2009, reflecting no additional borrowings and increased operating income. We also declared and paid cash dividends totaling $0.22 per common share in the first half of fiscal 2010. In the first half of fiscal 2009, we declared and paid cash dividends totaling $0.14 per common share.

Additional information regarding the Company’s fiscal 2010 second quarter and first half financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

Restructuring. During the second quarter and first half of fiscal 2010, we did not incur any significant additional pre-tax expenses related to previously announced restructuring actions, and we settled certain obligations for less than originally expected.

Additional information regarding our restructuring actions is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2010, our revenues were unfavorably impacted by $3.5 million, or 1.1%, and income before taxes was favorably impacted by $2.1 million, or 4.9%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2010, our revenues were unfavorably impacted by $10.0 million, or 1.7%, and income before taxes was favorably impacted by $5.3 million, or 6.7%, as compared to the same prior year period.

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2010 compared with the same fiscal 2009 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table contains information regarding our revenues for the second quarter and first half of fiscal 2010 and 2009:

	Three Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
(dollars in thousands)	2009	2008			2009 (1)	2008 (1)
Capital Revenues	$119,147	$130,313	$(11,166)	-8.6%	37.9%	40.3%
Consumable Revenues	79,988	73,543	6,445	8.8%	25.5%	22.8%

Product Revenues	199,135	203,856	(4,721)	-2.3%	63.4%	63.1%
Service Revenues	115,094	119,271	(4,177)	-3.5%	36.6%	36.9%

Total Revenues	$314,229	$323,127	$(8,898)	-2.8%	100.0%	100.0%

Service Revenues	$115,094	$119,271	$(4,177)	-3.5%	36.6%	36.9%
Consumable Revenues	79,988	73,543	6,445	8.8%	25.5%	22.8%

Recurring Revenues	195,082	192,814	2,268	1.2%	62.1%	59.7%
Capital Revenues	119,147	130,313	(11,166)	-8.6%	37.9%	40.3%

Total Revenues	$314,229	$323,127	$(8,898)	-2.8%	100.0%	100.0%

United States	$238,292	$245,139	$(6,847)	-2.8%	75.8%	75.9%
International	75,937	77,988	(2,051)	-2.6%	24.2%	24.1%

Total Revenues	$314,229	$323,127	$(8,898)	-2.8%	100.0%	100.0%

	Six Months Ended September 30,		Change	Percent Change	Percent of Total Revenues
	2009	2008			2009 (1)	2008 (1)
Capital Revenues	$211,850	$250,430	$(38,580)	-15.4%	35.4%	39.5%
Consumable Revenues	160,785	149,008	11,777	7.9%	26.9%	23.5%

Product Revenues	372,635	399,438	(26,803)	-6.7%	62.3%	62.9%
Service Revenues	225,137	235,254	(10,117)	-4.3%	37.7%	37.1%

Total Revenues	$597,772	$634,692	$(36,920)	-5.8%	100.0%	100.0%

Service Revenues	$225,137	$235,254	$(10,117)	-4.3%	37.7%	37.1%
Consumable Revenues	160,785	149,008	11,777	7.9%	26.9%	23.5%

Recurring Revenues	385,922	384,262	1,660	0.4%	64.6%	60.5%
Capital Revenues	211,850	250,430	(38,580)	-15.4%	35.4%	39.5%

Total Revenues	$597,772	$634,692	$(36,920)	-5.8%	100.0%	100.0%

United States	$462,098	$486,358	$(24,260)	-5.0%	77.3%	76.6%
International	135,674	148,334	(12,660)	-8.5%	22.7%	23.4%

Total Revenues	$597,772	$634,692	$(36,920)	-5.8%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Quarter over Quarter Comparison

Revenues decreased $8.9 million, or 2.8%, to $314.2 million for the quarter ended September 30, 2009, as compared to $323.1 million for the comparable prior year quarter. Capital equipment revenues decreased 8.6% as a result of decreased sales within the United States, Europe and the Asia Pacific region offset by growth in the Latin America region. Recurring revenues increased 1.2%, with an increase of 8.8% in consumable revenues partially offset by a decrease in service revenues of 3.5%, primarily driven by growth in United States consumables and declines in United States services.

International revenues decreased $2.1 million, or 2.6%, to $75.9 million, for the quarter ended September 30, 2009, as compared to $78.0 million for the comparable prior year quarter. International revenues were negatively affected by declines in capital equipment revenues, which decreased 2.2% primarily due to decreases within Europe for both our Healthcare and Life Sciences segments. International recurring revenues also fell during the second quarter of fiscal 2010 by 3.1%, driven by a decline of 5.7% in service revenues. We experienced declines in service revenues in Canada, Europe and the Asia Pacific region.

United States revenues decreased $6.8 million, or 2.8%, to $238.3 million, for the quarter ended September 30, 2009, as compared to $245.1 million for the comparable prior year quarter. The decrease in United States revenues reflects a 11.7% decrease in capital equipment revenues. United States recurring revenues increased 2.2% with an 11.6% increase in consumable revenues partially offset by a decrease of 3.1% in service revenues. The prior period service revenues include revenues from two Isomedix facilities sold in fiscal 2009.

First Half over First Half Comparison

Revenues decreased $36.9 million, or 5.8%, to $597.8 million for the first half of fiscal 2010, as compared to $634.7 million during the first half of fiscal 2009. Capital equipment revenues decreased 15.4%, primarily driven by weaker demand within the United States in all reportable business segments. Recurring revenues increased less than 1.0%.

International revenues for the first half of fiscal 2010 were $135.7 million, a decrease of $12.7 million, or 8.5%, as compared to the first half of fiscal 2009. Fiscal 2010 year-to-date international revenues were negatively impacted by an 11.3% decrease in capital equipment revenue and a decline of 5.5% in recurring revenues, reflecting declines in both consumable and service revenues.

United States revenues for the first half of fiscal 2010 were $462.1 million, a decrease of $24.3 million, or 5.0%, as compared to the first half of fiscal 2009. The fiscal 2010 year-to-date decrease in United States revenues was primarily driven by our Healthcare segment, with a 20.0% decrease in capital equipment revenues. United States recurring revenues grew 1.8% as an 11.9% growth in consumable revenues was offset by a decline in service revenues of 3.9%. The service revenue decline included a reduction in revenues resulting from the fiscal 2009 sale of two Isomedix facilities.

Revenues are further discussed on a segment basis in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three and six month periods ended September 30, 2009 to the three and six month periods ended September 30, 2008:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2009	2008
Gross Profit:
Product	$83,177	$82,933	$244	0.3%
Service	49,478	49,430	48	0.1%

Total Gross Profit	$132,655	$132,363	$292	0.2%

Gross Profit Percentage:
Product	41.8%	40.7%
Service	43.0%	41.4%

Total Gross Profit Percentage	42.2%	41.0%

	Six Months Ended September 30,		Change	Percent Change
	2009	2008
Gross Profit:
Product	$162,400	$165,648	$(3,248)	-2.0%
Service	95,091	97,216	(2,125)	-2.2%

Total Gross Profit	$257,491	$262,864	$(5,373)	-2.0%

Gross Profit Percentage:
Product	43.6%	41.5%
Service	42.2%	41.3%

Total Gross Profit Percentage	43.1%	41.4%

Our gross profit (margin) is affected by the volume, pricing, and mix of our products and services, as well as the costs associated with the products and services that are sold. Gross margin for the second quarter of fiscal 2010 amounted to 42.2%, representing an increase of 120 basis points as compared to the same prior year period. For the first half of fiscal 2010, gross margin amounted to 43.1%, representing an increase of 170 basis points as compared to the same prior year period. During both fiscal 2010 periods, we benefited from price increases, lower raw material costs, and foreign currency fluctuations.

Operating Expenses. The following table compares our operating expenses for the three and six month periods ended September 30, 2009 to the three and six month periods ended September 30, 2008:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2009	2008
Operating Expenses:
Selling, General, and Administrative	$74,516	$77,290	$(2,774)	-3.6%
Research and Development	8,189	8,068	121	1.5%
Restructuring Expense	(115)	37	(152)	NM

Total Operating Expenses	$82,590	$85,395	$(2,805)	-3.3%

	Six Months Ended September 30,		Change	Percent Change
	2009	2008
Operating Expenses:
Selling, General, and Administrative	$149,121	$164,638	$(15,517)	-9.4%
Research and Development	15,769	16,347	(578)	-3.5%
Restructuring Expense	(327)	(129)	(198)	NM

Total Operating Expenses	$164,563	$180,856	$(16,293)	-9.0%

NM - Not Meaningful

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A decreased 20 basis points to 23.7% for the second quarter of fiscal 2010 and decreased 100 basis points to 24.9% for the first half of fiscal 2010, as compared to the same prior year periods. The decrease in SG&A in both fiscal 2010 periods reflects improved operating expense leverage and the benefit of efficiency initiatives previously implemented. Included in the fiscal 2009 second quarter and first half SG&A results is a $2.1 million gain on the sale of an Isomedix facility located in the Chicago, Illinois area to a privately held Customer.

As a percentage of total revenues, research and development expenses were 2.6% for each of the three and six month periods ended September 30, 2009, as compared to 2.5% and 2.6%, respectively, for the same prior year periods. For the three month period ended September 30, 2009, research and development expenses increased 1.5% to $8.2 million as compared to $8.1 million during the same prior year period. The second quarter of fiscal 2010 includes a government subsidy of $0.8 million received for research and development expenses incurred by one of our international locations. For the first half of fiscal 2010, research and development expenses decreased 3.5% to $15.8 million, as compared to $16.3 million, during the same prior year period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological innovations. During the second quarter and first half of fiscal 2010, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of new chemistries and delivery systems for disinfection and sterilization, sterile processing combination technologies, surgical tables and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

Our operating expenses include restructuring expenses. We recognize restructuring expenses as incurred. In addition, we assess the property, plant and equipment associated with the related facilities for impairment.

The total pre-tax restructuring expenses recorded during the second quarter and first half of fiscal 2010 and fiscal 2009 are summarized in the following tables:

(dollars in thousands)	Fiscal 2009 Restructuring Plan (1)
Three Months Ended September 30, 2009
Severance, payroll, and other related costs	$33
Lease termination obligations and other	(321)
Asset impairment	(14)

Total restructuring charges	$(302)

(1)	Includes $(187) in charges recorded in cost of revenues on Consolidated Statements of Income.

Three Months Ended September 30, 2008	Fiscal 2008 Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$29	$(29)	$—
Lease termination obligations	37	—	37

Total restructuring charges	$66	$(29)	$37

Six Months Ended September 30, 2009	Fiscal 2009 Restructuring Plan (2)
Severance, payroll, and other related costs	$(13)
Product rationalization	(234)
Lease termination obligations and other	(308)
Asset impairment	(14)

Total restructuring charges	$(569)

(2)	Includes $(242) in charges recorded in cost of revenues on Consolidated Statements of Income.

Six Months Ended September 30, 2008	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$(87)	$—	$(178)	$(265)
Lease termination obligations	37	99	—	136

Total restructuring charges	$(50)	$99	$(178)	$(129)

Liabilities related to our restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2009 Restructuring Plan
	March 31, 2009	Fiscal 2010		September 30, 2009
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$1,920	$(13)	$(1,459)	$448
Product rationalization	75	(234)	159	—
Lease termination obligations and other	578	(308)	(199)	71
Asset impairment	—	(14)	14	—

Total	$2,573	$(569)	$(1,485)	$519

	Fiscal 2008 Restructuring Plan
	March 31, 2009	Fiscal 2010		September 30, 2009
		Provision	Payments/ Impairments
Severance and termination benefits	$501	$—	$(388)	$113
Asset impairments	409	—	(120)	289
Lease termination obligations and other	881	—	(315)	566
Asset impairment	—	—	—	—

Total	$1,791	$—	$(823)	$968

Non-Operating Expenses, Net. Non-operating expenses (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our non-operating expenses (income), net for the three and six month periods ended September 30, 2009 to the three and six month periods ended September 30, 2008:

	Three Months Ended September 30,		Change
(dollars in thousands)	2009	2008
Non-Operating Expenses (Income):
Interest Expense	$3,130	$2,518	$612
Interest and Miscellaneous Income	(278)	(540)	262

Total Non-Operating Expenses, Net	$2,852	$1,978	$874

	Six Months Ended September 30,		Change
	2009	2008
Non-Operating Expenses (Income):
Interest Expense	$6,213	$4,285	$1,928
Interest and Miscellaneous Income	(495)	(922)	427

Total Non-Operating Expenses, Net	$5,718	$3,363	$2,355

Interest expense increased $0.6 million and $1.9 million during the second quarter and first half of fiscal 2010, respectively, as compared to the same prior year periods as a result of higher average debt levels during both fiscal 2010 periods. Interest and miscellaneous income decreased $0.3 million and $0.4 million for the second quarter and first half of fiscal 2010, respectively, as compared to same prior year periods.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and six month periods ended September 30, 2009 to the three and six month periods ended September 30, 2008:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2009	2008
Income Tax Expense	$15,129	$16,196	$(1,067)	-6.6%
Effective Income Tax Rate	32.0%	36.0%

	Six Months Ended September 30,		Change	Percent Change
	2009	2008
Income Tax Expense	$29,584	$24,351	$5,233	21.5%
Effective Income Tax Rate	33.9%	31.0%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates from continuing operations for the three and six month periods ended September 30, 2009 were 32.0% and 33.9%, respectively, as compared to 36.0% and 31.0%, respectively, for the same prior year periods. The lower effective income tax rate for the second quarter of fiscal 2010 resulted principally from discrete item adjustments due to the settlement of certain tax years under examination in the United States.

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

Business Segment Results of Operations. We operate and report in three business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. Our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009, provides additional information about each business segment. The following table compares business segment revenues for the three and six month periods ended September 30, 2009 to the three and six month periods ended September 30, 2008:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2009	2008
Revenues:
Healthcare	$223,006	$227,836	$(4,830)	-2.1%
Life Sciences	54,401	57,151	(2,750)	-4.8%
Isomedix	34,735	36,971	(2,236)	-6.0%

Total reportable segments	312,142	321,958	(9,816)	-3.0%
Corporate and other	2,087	1,169	918	78.5%

Total Revenues	$314,229	$323,127	$(8,898)	-2.8%

	Six Months Ended September 30,		Change	Percent Change
	2009	2008
Revenues:
Healthcare	$423,610	$451,901	$(28,291)	-6.3%
Life Sciences	100,517	105,190	(4,673)	-4.4%
Isomedix	70,142	73,834	(3,692)	-5.0%

Total reportable segments	594,269	630,925	(36,656)	-5.8%
Corporate and other	3,503	3,767	(264)	-7.0%

Total Revenues	$597,772	$634,692	$(36,920)	-5.8%

Healthcare Segment

Healthcare segment revenues represented 71.0% of total revenues for the second quarter of fiscal 2010 compared with 70.5% for the same prior year period. Healthcare revenues decreased $4.8 million, or 2.1%, to $223.0 million for the quarter ended September 30, 2009, compared with $227.8 million for the second quarter of the prior year. Consumable revenues increased 6.7% in part because of increased demand for our products. This increase was more than offset by declines in revenues from capital equipment and service of 6.4% and 3.3%, respectively. At September 30, 2009, the Healthcare segment’s backlog amounted to $129.9 million, decreasing $2.5 million, or 1.9%, compared to the backlog of $132.4 million at June 30, 2009 and increasing $5.8 million, or 4.7%, compared to the backlog of $124.1 million at September 30, 2008.

Healthcare segment revenues represented 70.9% of total revenues for the first six months of fiscal 2010 compared with 71.2% for the same prior year period. Healthcare revenues decreased $28.3 million, or 6.3%, to $423.6 million for the six months ended September 30, 2009, as compared to $451.9 million for the same prior year period. The decrease is primarily attributed to lower capital equipment and service revenues within the United States, which decreased 14.9% and 4.5% respectively. Consumable revenue grew 6.6%, primarily within the United States and Europe.

Life Sciences Segment

Life Sciences segment revenues represented 17.3% of total revenues for the second quarter of fiscal 2010 compared with 17.7% for the same prior year period. Life Sciences revenues decreased $2.8 million, or 4.8%, to $54.4 million for the quarter ended September 30, 2009, as compared to $57.2 million for the second quarter of the prior year. Consumable revenues grew 17.7% as demand in the United States increased. This increase was more than offset by decreases in capital equipment and service revenues of 19.2% and 2.8%, respectively. Capital equipment revenues continue to be impacted by project delays, by our pharmaceutical and research customers. At September 30, 2009, the Life Sciences segment’s backlog amounted to $46.5 million, a decrease of $0.3 million, or 0.7%, compared to the backlog of $46.2 million at June 30, 2009 and a decrease of $2.2 million, or 4.5%, compared to the backlog of $48.7 million at September 30, 2008.

Life Sciences segment revenues represented 16.8% of total revenues for the first six months of fiscal 2010, compared with 16.6% for the same prior year period. Life Sciences revenues decreased $4.7 million, or 4.4%, to $100.5 million for the first half of fiscal 2010, as compared to $105.2 million for the same prior year period. The decrease in Life Sciences revenues was primarily driven by a 17.5% decrease in capital equipment revenues reflecting declines in all geographic regions but most significantly in Europe. The declines reflect continued project delays by our pharmaceutical and research customers. Recurring revenues grew 4.5% with consumable revenues growth of 14.0% partially offset by a decline in service revenues of 2.5%.

Isomedix Segment

Isomedix segment revenues represented 11.1% of total revenues for the second quarter of fiscal 2010, compared with 11.4% for the comparable prior year quarter. The segment’s revenues decreased $2.2 million, or 6.0% to $34.7 million during the second quarter of fiscal 2010, as compared to $37.0 million during the comparable prior year quarter. Revenues were affected by the previously disclosed sale of two facilities during fiscal 2009.

Isomedix segment revenues represented 11.7% of total revenues for the first six months of fiscal 2010 compared with 11.6% for the comparable prior year period. The segment experienced decreased revenue of $3.7 million, or 5.0%, to $70.1 million during the first half of fiscal 2010 as compared to $73.8 million for the same prior year period. Revenues were affected by the previously disclosed sale of two facilities during fiscal 2009, which were partially offset by a modest improvement in demand from medical device customers.

The following table compares our business segment operating results for the three and six month periods ended September 30, 2009 to the three and six month periods ended September 30, 2008:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2009	2008
Operating Income:
Healthcare	$36,366	$32,698	$3,668	11.2%
Life Sciences	8,540	6,228	2,312	37.1%
Isomedix	7,401	10,211	(2,810)	-27.5%

Total reportable segments	52,307	49,137	3,170	6.5%
Corporate and other	(2,242)	(2,169)	(73)	NM

Total Operating Income	$50,065	$46,968	$3,097	6.6%

	Six Months Ended September 30,		Change	Percent Change
	2009	2008
Operating Income:
Healthcare	$68,469	$61,928	$6,541	10.6%
Life Sciences	13,319	7,275	6,044	83.1%
Isomedix	15,740	18,398	(2,658)	-14.4%

Total reportable segments	97,528	87,601	9,927	11.3%
Corporate and other	(4,600)	(5,593)	993	NM

Total Operating Income	$92,928	$82,008	$10,920	13.3%

NM - Not meaningful

Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs to the segments. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. Corporate and other includes the gross profit and direct expense of the Defense and Industrial business unit, as well as certain unallocated corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees and legacy pension and postretirement benefit costs from our former Erie manufacturing operations.

Healthcare Segment

The Healthcare segment’s operating income increased $3.7 million and $6.5 million for the second quarter and first six months of fiscal 2010, respectively, as compared to the same prior year periods. The segment’s operating margins were 16.3% and 16.2% for the second quarter and first half of fiscal 2010, respectively, representing increases of 190 basis points and 250 basis points, respectively, as compared to prior year periods. The improvement in operating income was driven by efficiency initiatives, lower raw material costs and favorable foreign currency exchange fluctuations.

Life Sciences Segment

The Life Sciences segment’s operating income increased $2.3 million and $6.0 million for the second quarter and first six months of fiscal 2010, respectively, as compared to the same prior year periods. The segment’s operating margins were 15.7% and 13.3% for the second quarter and first half of fiscal 2010, respectively, representing increases of 480 basis points and 640 basis points, respectively, over the comparable prior year periods. The improvement was driven by operating efficiencies.

Isomedix Segment

The Isomedix segment’s operating income decreased $2.8 million and $2.7 million for the second quarter and first six months of fiscal 2010, respectively, as compared to the same prior year periods. The segment’s operating margins were 21.3% and 22.4% for the second quarter and first half of fiscal 2010, representing decreases of 630 basis points and 250 basis points, respectively, over the comparable prior year periods. Included in the segment’s fiscal 2009 second quarter and first half operating income is a $2.1 million gain on the sale of a facility located in the Chicago, Illinois area to a privately held Customer.

Liquidity and Capital Resources. The following table summarizes significant components of our cash flows for the six months ended September 30, 2009 and 2008:

Cash Flows

	Six Months Ended September 30,
(dollars in thousands)	2009	2008
Operating activities:
Net income	$57,626	$54,294
Non-cash items	32,945	34,607
Changes in operating assets and liabilities	1,837	(20,210)

Net cash provided by operating activities	$92,408	$68,691

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(18,543)	$(20,872)
Proceeds from the sale of property, plant, equipment, and intangibles	509	9,506

Net cash used in investing activities	$(18,034)	$(11,366)

Financing activities:
Proceeds from the issuance of long-term obligations	$—	$150,000
Payments under credit facilities, net	—	(79,180)
Deferred financing fees and debt issuance costs	—	(476)
Repurchases of common shares	(289)	(50,210)
Cash dividends paid to common shareholders	(12,894)	(8,275)
Stock option and other equity transactions, net	2,102	32,956
Tax benefit from stock options exercised	463	8,732

Net cash (used in) provided by financing activities	$(10,618)	$53,547

Debt-to-total capital ratio	20.8%	25.2%
Free cash flow	$74,374	$57,325

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $92.4 million for the first six months of fiscal 2010 compared with $68.7 million for the first six months of fiscal 2009. The following discussion summarizes the significant changes in our operating cash flows:

Non-cash items – Our non-cash items include depreciation, depletion, and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Non-cash items were $32.9 million for the first six months of fiscal 2010 compared with $34.6 million for the first six months of fiscal 2009. Significant changes in these items for the first half of fiscal 2010 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization – Depreciation, depletion, and amortization are the most significant component of non-cash items. This expense totaled $27.8 million and $29.6 million for the first six months of fiscal 2010 and 2009, respectively.

•	Share-based compensation expense – We recorded share-based compensation expense of $4.0 million and $3.8 million for the first six months of fiscal 2010 and fiscal 2009, respectively.

•

Deferred income taxes- Our deferred income tax benefits increased $2.1 million for the first half of fiscal 2010, compared with a decrease of $3.8 million for the first half of fiscal 2009 due to the timing and recognition of settlements and changes in provisions.

Changes in operating assets and liabilities – Changes to our operating assets and liabilities amounted to a positive $1.8 million and a negative $20.2 million during the first six months of fiscal 2010 and fiscal 2009, respectively. Significant changes in the first half of fiscal 2010 as compared to the first half of fiscal 2009 are summarized below:

•

Accounts receivable, net – Changes in our net accounts receivable balances provided cash of $31.0 million and $34.2 million during the first six months of fiscal 2010 and fiscal 2009, respectively. Our accounts receivable balances may change from period to period due to the timing of revenues and customer payments.

•

Inventories, net – Decreases in our net inventory balances provided cash of $9.1 million for the first six months of fiscal 2010 whereas increases in our net inventory balance drove uses of cash of $19.3 million during the first six months of fiscal 2009. Inventory balances in fiscal 2010 reflect lower raw material costs, lower production levels and the impact of foreign exchange rate fluctuations.

•

Prepaid expenses and other current assets – Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in our other current asset balances provided cash of $1.2 million and $13.5 million for the first six months of fiscal 2010 and 2009, respectively. The higher amount during the first half of fiscal 2009 was primarily a result of the application of taxes on deposit with the IRS toward the settlement of certain tax years under examination.

•

Accounts payable, net – Decreases in our net accounts payable balances drove uses of cash of $13.6 million and $8.5 million during the first six months of fiscal 2010 and fiscal 2009, respectively. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net – Changes in our net accruals and other liabilities balances drove uses of cash of $25.9 million and $40.1 million during the first six months of fiscal 2010 and fiscal 2009, respectively. The higher cash usage in the first half of fiscal 2009 primarily reflects payments made in fiscal 2009 against amounts accrued in fiscal 2008 for incentive compensation and severance, and the payment of income taxes previously accrued. Cash flows related to our accruals and other liabilities balances will change from period to period due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities. The net cash we used in investing activities totaled $18.0 million for the first six months of fiscal 2010 compared with $11.4 million for the first six months of fiscal 2009. The following discussion summarizes the significant changes in our investing cash flows for the first half of fiscal 2010 as compared to the first half of fiscal 2009:

•	Purchases of property, plant, equipment, and intangibles, net- Capital expenditures were $18.5 million for the first half of fiscal 2010 compared with $20.9 million during the same prior year period.

•

Proceeds from the sale of property, plant, equipment, and intangibles – During the first six months of fiscal 2010, we recorded proceeds of $0.5 million. During the prior year, we recorded proceeds of $9.5 million related to the sale of an Isomedix facility located in the Chicago, Illinois area to a privately-held Customer.

Net Cash (Used In) Provided By Financing Activities. The net cash used in financing activities totaled $10.6 million for the first six months of fiscal 2010 compared with net cash provided by our financing activities of $53.5 million for the first six months of fiscal 2009. The following discussion summarizes the significant changes in our financing cash flows for the first half of fiscal 2010 as compared to the first half of fiscal 2009:

•

Proceeds from the issuance of long-term obligations – We did not issue additional debt during fiscal 2010, whereas, $150.0 million of senior notes were issued in fiscal 2009 in an offering that was exempt from the registration requirements of the Securities Act of 1933. Proceeds from the senior notes issued during the second quarter of fiscal 2009 were used in part to repay amounts outstanding under our revolving credit facility. The senior notes allowed the Company to lock-in favorable long-term rates. Amounts borrowed are generally used to fund common share repurchases and working capital changes, and for other corporate purposes.

•

Net proceeds under credit facilities – We did not engage in any credit facility transactions during fiscal 2010, however, during fiscal 2009, the Company repaid $79.2 million under a revolving credit facility.

•

Repurchases of common shares – We obtained 10,566 of our common shares during the first six months of fiscal 2010 in connection with stock-based compensation award programs. We did not repurchase any shares under the authorization provided by our Board of Directors. During the first half of fiscal 2009, we paid for the repurchase of 1,645,900 of our common shares at an average purchase price of $30.51 per common share.

•

Cash dividends paid to common shareholders – During the first six months of fiscal 2010 and fiscal 2009, we paid cash dividends totaling $0.22 and $0.14 per outstanding common share, respectively. Total cash dividends paid during the first half of fiscal 2010 and fiscal 2009 amounted to $12.9 million and $8.3 million, respectively.

•

Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During the first six months of fiscal 2010 and 2009, we received cash proceeds totaling $2.1 million and $33.0 million, respectively, under these programs.

•

Tax benefit from stock options exercised – During the first half of fiscal 2010 and fiscal 2009, our income taxes were reduced by $0.5 million and $8.7 million, respectively, as a result of deductions allowed for stock options exercised.

Cash Flow Measures. Free cash flow was $74.4 million in the first half of fiscal 2010 compared to $57.3 million in the prior year first half, reflecting an increase in cash earnings in fiscal 2010 and improved cash flow from operating assets and liabilities. Our debt-to-total capital ratio was 20.8% at September 30, 2009 and 22.6% at March 31, 2009.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009. Our commercial commitments were approximately $31.4 million at September 30, 2009 reflecting a net decrease of $1.2 million in surety bonds and other commercial commitments from March 31, 2009. Except as described, our contractual commitments have not changed materially from March 31, 2009. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2009. At September 30, 2009, the maximum amount available for borrowing under this Facility was $374.8 million. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility ($25.2 million at September 30, 2009). The Facility matures on September 13, 2012.

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

We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. In the first quarter of fiscal 2009, we reached a settlement with the IRS for all material tax matters for fiscal 2002 through fiscal 2005. In the second quarter of fiscal 2010, we reached a settlement with the IRS on all material tax matters for fiscal 2006 through fiscal 2007. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.

International Operations

Since we conduct operations outside the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2010, our revenues were unfavorably impacted by $3.5 million, or 1.1%, and income before taxes was favorably impacted by $2.1 million, or 4.9%, when compared to the same period in fiscal 2009, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2010, our revenues were unfavorably impacted by $10.0 million, or 1.7%, and income before taxes was favorably impacted by $5.3 million, or 6.7%, when compared to the same period in fiscal 2009, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or our industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “potential,” “confidence,” “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to be materially different from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in government regulations or the application or interpretation thereof. Many of these important factors are outside of our control. No assurances can be provided as to any outcome from litigation, regulatory actions, administrative proceedings, governmental investigations, warning letters, cost reductions, business strategies, level of share repurchases or dividends, earnings and revenue trends, or future financial results. Unless legally required, we do not undertake to update or revise any forward- looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing, raw material, and energy costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or that our business initiatives will take longer, cost more, or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, regulatory actions, including, without limitation, the previously disclosed FDA warning letter, certifications or other requirements or standards may delay or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect our performance, results, or value, (d) the potential of international unrest, or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services as a result of the current economic downturn and/or due to other factors, (f) the possibility that anticipated growth, alignment, cost savings, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry, or other issues, activities, or initiatives, including any impacting the sterilization system currently in use or the ability to obtain clearance or market acceptance of the new sterilization system, may adversely impact our performance, results, or value, and (g) the effect of the credit crisis on our ability, as well as the ability of our Customers and suppliers, to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009, under Item 1A, “Risk Factors.”

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 16, 2008, we received a warning letter (the “warning letter”) from the FDA regarding our STERIS SYSTEM 1® sterile processor and the STERIS™ 20 sterilant used with the processor (referred to collectively in the FDA letter and in this Item 3 as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the warning letter included the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter referenced a number of changes to the device that, according to the FDA, require a new premarket notification submission, and asserted that our failure to make such a submission resulted in violations of applicable law. The warning letter also requested documentation and explanation regarding various corrective actions related to the device prior to 2003, and whether those actions should be considered corrections or removals requiring notice under applicable FDA regulations. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct.

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

For fiscal 2009, this development did not have a material impact on our consolidated financial results. Subsequent annualized revenues could be impacted by approximately $20.0 million until the new product is cleared and commercialized.

We continue to believe that the changes described in the warning letter from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new 510(k) submission. If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1® sterile processing system and STERIS’s S20TM sterilant, a significant product to us, could possibly result in judgments requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our business, performance, value, financial condition, and results of operations. We intend to continue our discussions with the FDA to seek resolution of all other issues regarding the warning letter and any related investigation.

The STERIS SYSTEM 1® sterile processing system has been in use since its clearance by the FDA in the late 1980’s. We estimate that the devices currently in operation are used by approximately 5,000 users in excess of 30,000 times per day in the aggregate and that over 275 million medical instruments have been processed using the STERIS SYSTEM 1® sterile processing system. For additional information regarding this matter, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on May 29, 2009: “Business—Information with respect to our Business in General—Recent Events—Government Regulations”, “Risk Factors—We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition or value”, “Risk Factors—We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters”, “Risk Factors—Most of our products, including our new liquid chemical sterilization system, must receive regulatory approvals before they can be marketed and sold in the United States and other countries”, and “Risk Factors—Existing and new Customers may not purchase or use the new liquid chemical sterilization system consistent with the purchase and use of existing SYSTEM 1®.”

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

We believe there have been no material changes in the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on May 29, 2009, that may materially affect our business, results of operations, or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2010, we did not repurchase any of our common shares under our repurchase program. A repurchase program was approved by the Company’s Board of Directors and announced on March 14, 2008, which authorized the repurchase of up to $300 million of our common shares. As of September 30, 2009, $203.9 million in common shares remained available for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchased during the second quarter of fiscal 2010 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
July 1-31	—		$—		—	$203,864
August 1-31	—		—		—	203,864
September 1-30	—		—		—	203,864

Total	—	(*)	$—	(*)	—	$203,864

(*)	Does not include 10,566 common shares obtained by the Company in payment of the required income tax withholdings related to the vesting of certain Company restricted stock awards of which 896 common shares were obtained from executive officers who may be deemed to be affiliated purchasers. Also does not include 500 common shares purchased during the quarter at an average price of $27.24 by an IRA brokerage account on behalf of an executive officer who may be deemed to be an affiliated purchaser or the approximately 568 common shares purchased during the quarter at an average price per share of $26.89 by the STERIS Corporation 401(k) Plan on behalf of executive officers who may be deemed to be affiliated purchasers.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company voted on the following items at the Annual Meeting of Shareholders held on July 23, 2009:

(a) All of the persons named below were elected as Directors of the Company for a term expiring at the Annual Meeting of Shareholders in 2010. Votes cast for and withheld from each of such persons were as follows:

	FOR	WITHHELD
Richard C. Breeden	54,454,947	473,352
Cynthia L. Feldmann	54,556,497	371,802
Robert H. Fields	54,541,250	387,049
Jacqueline B. Kosecoff	54,346,631	581,667
Kevin M. McMullen	54,559,614	368,685
Walter M Rosebrough, Jr.	54,566,108	362,191
Mohsen M. Sohi	47,469,247	7,459,052
John P. Wareham	54,552,143	376,156
Loyal W. Wilson	53,644,803	1,283,495
Michael B. Wood	54,568,313	359,985

(b) Votes regarding the proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2010 were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
54,736,241	105,326	86,731	—

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer November 3, 2009

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