Form 10-Q
period 2009-12-31
STERIS CORP
filed 2010-02-09
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

The number of common shares outstanding as of January 29, 2010: 59,126,129

STERIS Corporation and Subsidiaries

Form 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2009	March 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$265,419	$154,180
Accounts receivable (net of allowances of $9,059 and $10,728, respectively)	207,087	238,438
Inventories, net	128,413	130,218
Current portion of deferred income taxes, net	5,472	7,195
Prepaid expenses and other current assets	20,338	23,099

Total current assets	626,729	553,130

Property, plant, and equipment, net	347,346	350,996
Goodwill and intangibles, net	311,859	305,189
Other assets	9,755	7,624

Total assets	$1,295,689	$1,216,939

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$55,703	$68,573
Accrued payroll and other related liabilities	50,000	59,702
Accrued expenses and other	70,038	73,751

Total current liabilities	175,741	202,026

Long-term debt	310,000	210,000
Deferred income taxes, net	18,017	18,109
Other liabilities	58,771	68,639

Total liabilities	562,529	498,774

Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,127 and 58,452 shares outstanding, respectively	236,011	232,282
Common shares held in treasury, 10,914 and 11,588 shares, respectively	(297,605)	(313,105)
Retained earnings	775,482	814,359
Accumulated other comprehensive income (loss)	18,492	(15,800)

Total shareholders’ equity	732,380	717,736
Noncontrolling interest	780	429

Total equity	733,160	718,165

Total liabilities and equity	$1,295,689	$1,216,939

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenues:
Product	$214,072	$203,308	$586,707	$602,746
Service	113,760	116,159	338,897	351,413

Total revenues	327,832	319,467	925,604	954,159
Cost of revenues:
Product	122,324	127,111	332,559	360,901
Service	66,025	68,289	196,071	206,327

Total cost of revenues	188,349	195,400	528,630	567,228

Gross profit	139,483	124,067	396,974	386,931

Operating expenses:
Selling, general, and administrative	71,776	67,272	220,897	231,910
Research and development	8,265	8,122	24,035	24,469
Restructuring expenses	14	2,855	(313)	2,726

Total operating expenses	80,055	78,249	244,619	259,105

Income from operations	59,428	45,818	152,355	127,826

Non-operating expenses, net:
Interest expense	3,291	3,214	9,504	7,499
Interest and miscellaneous income	(535)	(366)	(1,031)	(1,288)

Total non-operating expenses, net	2,756	2,848	8,473	6,211

Income before income tax expense	56,672	42,970	143,882	121,615
Income tax expense	15,666	14,395	45,250	38,746

Net income	$41,006	$28,575	$98,632	$82,869

Net income per common share:
Basic	$0.70	$0.49	$1.68	$1.41

Diluted	$0.69	$0.48	$1.66	$1.39

Cash dividends declared per common share outstanding	$2.11	$0.08	$2.33	$0.22

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Operating activities:
Net income	$98,632	$82,869
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	42,027	43,876
Deferred income taxes	1,171	10,868
Share based compensation	5,613	5,653
Loss (gain) on the disposal of property, plant, equipment and intangibles	1,477	(1,445)
Other items	4,016	(8,346)
Changes in operating assets and liabilities
Accounts receivable, net	38,064	25,735
Inventories, net	9,275	(12,759)
Prepaid expenses and other current assets	3,356	10,663
Accounts payable	(14,837)	(13,333)
Accruals and other, net	(30,126)	(35,457)

Net cash provided by operating activities	158,668	108,324

Investing activities:
Purchases of property, plant, equipment, and intangibles	(29,839)	(29,704)
Proceeds from the sale of property, plant, equipment, and intangibles	574	10,981
Equity investment in joint venture	(1,500)	(4,150)

Net cash used in investing activities	(30,765)	(22,873)

Financing activities:
Proceeds from the issuance of long-term obligations	—	150,000
Payments on long-term obligations	—	(40,500)
Proceeds (payments) under credit facilities, net	100,000	(79,180)
Deferred financing fees and debt issuance costs	—	(476)
Repurchases of common shares	(289)	(80,466)
Cash dividends paid to common shareholders	(137,509)	(12,981)
Stock option and other equity transactions, net	12,339	33,254
Tax benefit from stock options exercised	1,927	8,766

Net cash used in financing activities	(23,532)	(21,583)

Effect of exchange rate changes on cash and cash equivalents	6,868	(9,686)

Increase in cash and cash equivalents	111,239	54,182
Cash and cash equivalents at beginning of period	154,180	51,868

Cash and cash equivalents at end of period	$265,419	$106,050

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended December 31, 2009 and 2008

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2009 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2010.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

The recorded value of financial instruments is approximately equal to the fair value. We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We determined that the recorded value of our long-term debt is approximately equal to the fair value at December 31, 2009 and March 31, 2009. The financial instruments that we hold could potentially expose us to a concentration of credit risk. We invest our excess cash in highly rated money market funds and other high-quality short-term investments placed with major banks and financial institutions. We have established guidelines related to diversification and maturities to maintain safety and liquidity.

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

In December 2007, the FASB issued a new standard regarding the accounting for noncontrolling interests in consolidated financial statements. The standard recharacterizes minority interests as noncontrolling interests and requires these interests to be classified as a separate component of equity in our consolidated financial statements. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income related to the noncontrolling interests will be included in our consolidated net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. The provisions of the standard will be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively, and are effective for the first annual reporting period beginning after December 15, 2008. We adopted the standard as of April 1, 2009, applying the presentation and disclosure requirements retrospectively resulting in reclassification of noncontrolling interests from “Other liabilities” to “Total equity.” Income attributable to noncontrolling interests is included in “Selling, general and administrative expenses” in the Consolidated Statements of Income and is not material.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

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

In June 2009, the FASB issued a standard that establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) is now the sole source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, the adoption did not have any impact on our consolidated financial statements.

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

Since the inception of the Fiscal 2009 Restructuring Plan, we have incurred pre-tax expenses totaling $14,784 related to these actions, of which $4,455 was recorded as restructuring expenses and $10,329 was recorded in cost of revenues, with expenses of $12,061 and $2,723 related to the Healthcare and Life Sciences reporting segments, respectively. We do not expect to incur significant additional expenses related to the Fiscal 2009 Restructuring Plan. We are continuing to evaluate all of our operations for additional opportunities to improve performance, but we have not committed to any additional specific actions.

Fiscal 2008 Restructuring Plan

During the fourth quarter of fiscal 2008, we announced an expense reduction initiative which was primarily focused on our North American operations, and was intended to enhance our profitability and improve efficiency by reducing ongoing operating costs (the “Fiscal 2008 Restructuring Plan”). We did not incur any restructuring expenses related to the Fiscal 2008 Restructuring Plan in the three and nine month periods ended December 31, 2009.

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

For the Three and Nine Months Ended December 31, 2009 and 2008

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

The following tables summarize our total restructuring expenses for the third quarter and first nine months of fiscal 2010 and fiscal 2009:

Three Months Ended December 31, 2009	Fiscal 2009 Restructuring Plan (1)
Severance, payroll, and other related costs	$(23)
Product rationalization	(232)
Lease termination obligations and other	18
Asset impairment	9

Total restructuring charges	$(228)

(1)	Includes $(242) in charges recorded in cost of revenues on Consolidated Statements of Income.

Three Months Ended December 31, 2008	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$3,362	$(107)	$3,255
Asset impairment and accelerated depreciation	1,112	(83)	1,029
Product rationalization	9,100	(528)	8,572
Lease termination obligations	—	(17)	(17)
Other	113	(609)	(496)

Total restructuring charges	$13,687	$(1,344)	$12,343

Nine Months Ended December 31, 2009	Fiscal 2009 Restructuring Plan (2)
Severance, payroll, and other related costs	$(36)
Product rationalization	(466)
Lease termination obligations and other	(290)
Asset impairment	(5)

Total restructuring charges	$(797)

(2)	Includes $(484) in charges recorded in cost of revenues on Consolidated Statements of Income.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

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

Liabilities related to our restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2009 Restructuring Plan
	March 31, 2009	Fiscal 2010		December 31, 2009
		Provision	Payments/ Impairments
Severance and termination benefits	$1,920	$(36)	$(1,690)	$194
Product rationalization	75	(466)	391	—
Lease termination obligations and other	578	(290)	(245)	43
Asset impairment	—	(5)	5	—

Total	$2,573	$(797)	$(1,539)	$237

	Fiscal 2008 Restructuring Plan
	March 31, 2009	Fiscal 2010		December 31, 2009
		Provision	Payments/ Impairments
Severance and termination benefits	$501	$—	$(392)	$109
Asset impairments	409	—	(120)	289
Lease termination obligations and other	881	—	(392)	489

Total	$1,791	$—	$(904)	$887

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net income	$41,006	$28,575	$98,632	$82,869
Cumulative foreign currency translation adjustment	3,073	(31,600)	34,667	(55,970)
Reduction in the unrecognized postretirement benefit plan obligation, net of taxes	—	6,458	—	28,652
Amortization of pension and postretirement benefit plans costs, net of taxes	(246)	(494)	(651)	(739)
Unrealized gains (losses) on investments	7	—	276	(273)

Total comprehensive income	$43,840	$2,939	$132,924	$54,539

The reduction in the unrecognized postretirement benefit plan obligation, net of taxes recorded in the three and nine month periods ended December 31, 2008 is a result of amending and restating our United States postretirement welfare benefits plan during the third quarter of fiscal 2009. Additional information regarding the amendment and restatement of our United States postretirement welfare benefits plan is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

4. Property, Plant and Equipment

Information related to the major categories of our property, plant and equipment is as follows:

	December 31, 2009	March 31, 2009
Land and land improvements (1)	$26,338	$25,795
Buildings and leasehold improvements	192,960	188,136
Machinery and equipment	276,466	271,122
Information systems	101,264	92,966
Radioisotope	170,934	161,415
Construction in progress (1)	24,317	17,667

Total property, plant, and equipment	792,279	757,101
Less: accumulated depreciation and depletion	(444,933)	(406,105)

Property, plant, and equipment, net	$347,346	$350,996

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

5. Inventories, Net

Inventories, net are stated at the lower of cost or market. We use the last-in, first-out (“LIFO”) and first-in, first-out cost methods. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final fiscal year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	December 31, 2009	March 31, 2009
Raw materials	$36,212	$37,270
Work in process	24,771	24,314
Finished goods	67,430	68,634

Inventories, net	$128,413	$130,218

6. Debt

Indebtedness was as follows:

	December 31, 2009	March 31, 2009
Private Placement	$210,000	$210,000
Credit facility	100,000	—

Long-term debt	$310,000	$210,000

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2009	March 31, 2009
Accrued payroll and other related liabilities:
Compensation and related items	$11,863	$17,395
Accrued vacation/paid time off	6,771	5,916
Accrued bonuses	18,070	22,973
Accrued employee commissions	8,964	9,100
Other postretirement benefit plan obligation-current portion	3,777	3,777
Other employee benefit plan obligations-current portion	555	541

Total accrued payroll and other related liabilities	$50,000	$59,702

Accrued expenses and other:
Deferred revenues	$25,770	$25,491
Self-insured risk retention-current portion	6,590	6,083
Accrued dealer commissions	6,688	6,389
Accrued warranty	6,534	7,573
Other	24,456	28,215

Total accrued expenses and other	$70,038	$73,751

Other liabilities:
Self-insured risk retention-long-term portion	$11,041	$11,041
Other postretirement benefit plan obligation-long-term portion	24,412	26,105
Defined benefit pension plan obligations	10,077	18,356
Other employee benefit plan obligations-long-term portion	1,979	1,240
Accrued long-term income taxes	11,262	11,897

Total other liabilities	$58,771	$68,639

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates from continuing operations for the three month periods ended December 31, 2009 and 2008 were 27.6% and 33.5%, respectively. For the nine month periods ended December 31, 2009 and 2008, the effective income tax rates from continuing operations were 31.4% and 31.9%, respectively. The lower effective income tax rate for the three month period ended December 31, 2009 resulted principally from discrete item adjustments and tax planning initiatives.

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

As of March 31, 2009, we had $10,926 in unrecognized tax benefits, of which $2,223 would favorably impact the effective tax rate if recognized. As of December 31, 2009, we had $10,029 in unrecognized tax

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

benefits, of which $1,516 would impact the effective tax rate if recognized. The decrease in unrecognized tax benefits for the three and the nine month periods ended December 31, 2009 is primarily due to the settlement of certain tax years under examination in the United States. We currently do not anticipate any significant increase or decrease in unrecognized tax benefits within 12 months of December 31, 2009. As of December 31, 2009, we have recognized a liability for interest of $1,092 and penalties of $141.

We file income tax returns in the United States and in various state, local, and foreign jurisdictions. For United States federal income tax purposes, we are closed through examination for years through fiscal 2007. With limited exceptions, we are no longer subject to state and local income tax examinations within the United States, or income tax examinations outside the United States, for years before fiscal 2005.

9. Benefit Plans

We provide defined benefit pension plans for certain current and retired manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement welfare benefits plan for two groups of United States employees including the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

Components of the net periodic benefit cost of our defined benefit pension plans and other postretirement medical benefit plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	United States Qualified		International
Three Months Ended December 31,	2009	2008	2009	2008	2009	2008
Service cost	$59	$53	$137	$113	$—	$—
Interest cost	761	691	81	135	487	506
Expected return on plan assets	(617)	(719)	(89)	(147)	—	—
Recognized loss (gain)	290	159	—	(500)	157	364
Curtailment/settlement	—	—	(19)	—	—	—
Amortization of transition obligation	(18)	(28)	—	—	—	—
Prior service cost	—	—	—	—	(816)	(1,295)

Net periodic benefit cost	$475	$156	$110	$(399)	$(172)	$(425)

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	United States Qualified		International
Nine Months Ended December 31,	2009	2008	2009	2008	2009	2008
Service cost	$178	$158	$354	$340	$—	$—
Interest cost	2,283	2,072	243	404	1,461	2,197
Expected return on plan assets	(1,851)	(2,156)	(276)	(442)	—	—
Recognized loss (gain)	869	477	—	(500)	470	1,003
Curtailment/settlement	—	—	(38)	—	—	—
Amortization of transition obligation	(53)	(83)	—	—	—	—
Prior service cost	—	—	—	—	(2,447)	(2,590)

Net periodic benefit cost	$1,426	$468	$283	$(198)	$(516)	$610

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

10. Contingencies

We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise from the ordinary course of our business, given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), economic loss (e.g., breach of contract, other commercial claims), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

We believe we have adequately reserved for our current litigation and claims that are probable and estimable, and further believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations (including without limitation the FDA-related matters discussed below), or other claims or proceedings. For certain types of claims, we presently maintain product liability insurance coverage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

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

On May 16, 2008, we received a warning letter (the “warning letter”) from the FDA regarding our STERIS SYSTEM 1® sterile processor and the STERIS™ 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this note 10 as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the warning letter included the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter referenced a number of changes to the device that, according to the FDA, require a new premarket notification submission, and asserted that our failure to make such a submission resulted in violations of applicable law. The warning letter also requested documentation and explanation regarding various corrective actions related to the device prior to 2003, and whether those actions should be considered corrections or removals requiring notice under applicable FDA regulations. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct.

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

We thereafter met with the FDA and, on January 20, 2009, we announced that we submitted to the FDA a new liquid chemical sterilant system for 510(k) clearance. The new submission followed discussions with the FDA regarding the prior 510(k) submission issues raised in the warning letter related to our existing device. We believe the new liquid chemical sterilant system submitted to the FDA addresses the changes referenced by the FDA in the warning letter and includes additional technology updates. However, we have no assurance the FDA will clear the new system for sale or that the system will receive market acceptance. Also in the January 20, 2009 announcement, based on discussion with the FDA, we communicated to Customers that we would continue supporting the existing STERIS SYSTEM 1 installed base for at least a two year period by providing accessories, sterilant, service and parts, and replacement processor units.

On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA’s “concerns about the STERIS SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In that notice, FDA stated its belief that the STERIS SYSTEM 1

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA has not determined whether the STERIS SYSTEM 1 is safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and affect on the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the STERIS SYSTEM 1 that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA’s December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, users should transition to that alternative as soon as possible. On December 10, 2009, the FDA stated its belief that Customers should be able to transition from STERIS SYSTEM 1® within three to six months.

Since the December 3, 2009 notice, the FDA has engaged in discussions with healthcare providers, professional organizations, STERIS and others regarding this notice, its impact on users, the process of transition, acceptable alternatives, considerations for healthcare providers concerning continued use of and transition from STERIS SYSTEM 1, and the timing of such transition. On February 2, 2010, the FDA updated its December 10, 2009 information by extending to 18 months the total recommended time period for transitioning from SYSTEM 1 to acceptable alternative devices. We have continued to provide accessories, sterilant, service, and parts for STERIS SYSTEM 1 pursuant to FDA’s enforcement discretion. At this time, we are also continuing discussions with FDA regarding possible resolution of this matter. On February 5, 2010, a complaint was filed by a Customer who claims to have purchased two STERIS SYSTEM 1 devices from STERIS. Physicians of Winter Haven LLC d/b/a Day Surgery Center v. Steris Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys’ fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. We are evaluating this matter and expect to defend against these allegations.

There is no assurance that discussions with FDA will continue, that a resolution will be reached, that enforcement discretion will continue, that other lawsuits will not be brought, that the FDA or third party claimants will not pursue judicial, administrative or other legal or enforcement action or seek other remedies, including a recall or an immediate demand that STERIS stop further sales of the SYSTEM 1 device and any related accessories, services and sterilant, product replacement, or damages, or that FDA or third party claimants will not take other action as described in this note and/or in the Item entitled “Risk Factors” contained in this Form 10-Q or in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on May 29, 2009.

We continue to believe that the changes described in the warning letter and the notice from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions also described in the warning letter were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new 510(k) submission. If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1® sterile processing system and STERISTM 20 sterilant, a significant product to us, could possibly result in judgments, settlements or administrative or judicial decrees requiring re-labeling or restriction on the

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations. Most of the STERIS SYSTEM 1 sales are within the United States. It is unclear what impact the FDA’s action, litigation, or other events described may have on sales of the device outside the United States. We intend to continue our discussions with the FDA to seek resolution of all issues described in the warning letter, the December 3rd notice and any related proceedings or investigation.

For additional information regarding this matter, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on May 29, 2009: “Business – Information with respect to our Business in General – Recent Events – Government Regulations”, “Risk Factors – We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition or value”, “Risk Factors – We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters”, “Risk Factors – Most of our products, including our new liquid chemical sterilant system, must receive regulatory approvals before they can be marketed and sold in the United States and other countries”, and “Risk Factors – Existing and new Customers may not purchase or use the new liquid chemical sterilant system consistent with the purchase and use of existing STERIS SYSTEM 1®,” and see Item 1A. of Part II.

From time to time, we are also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

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

Our Isomedix segment operates through a network of 20 facilities located in North America. We sell a comprehensive array of contract sterilization services using Gamma Irradiation, Electron Beam Irradiation (“E-Beam”), and Ethylene Oxide (“EO”) technologies. We provide sterilization and microbial reduction to companies that supply products to the healthcare, industrial, and consumer products industries. During the third quarter of fiscal 2010, a decision was made to close the Nogales, Arizona facility and exit the E-Beam materials modification business. These actions will occur over the next several months.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

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

The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and nine month periods ended December 31, 2009, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

Financial information for each of our segments is presented in the following tables:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenues:
Healthcare	$233,277	$230,177	$656,887	$682,078
Life Sciences	58,910	52,787	159,427	157,977
Isomedix	34,987	34,642	105,129	108,476

Total reportable segments	327,174	317,606	921,443	948,531
Corporate and other	658	1,861	4,161	5,628

Total revenues	$327,832	$319,467	$925,604	$954,159

Operating income (loss):
Healthcare	$45,254	$32,406	$113,722	$94,334
Life Sciences	10,123	7,151	23,442	14,426
Isomedix	6,929	8,453	22,669	26,851

Total reportable segments	62,306	48,010	159,833	135,611
Corporate and other	(2,878)	(2,192)	(7,478)	(7,785)

Total operating income	$59,428	$45,818	$152,355	$127,826

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

12. Common Shares

Basic earnings per common share are calculated based upon the weighted average number of common shares outstanding. Restricted share awards that participate in dividends are included in the determination of basic earnings per common share. Diluted earnings per common share are calculated based upon the weighted average number of common shares outstanding plus the dilutive effect of options calculated using the treasury stock method. The following table summarizes common shares and options outstanding used to calculate basic and diluted earnings per common share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(shares in thousands)
Weighted average common shares outstanding—basic	58,962	58,660	58,711	58,889
Dilutive effect of options	796	583	570	812

Weighted average common shares outstanding and common share equivalents—diluted	59,758	59,243	59,281	59,701

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(shares in thousands)
Number of common share options	567	916	1,134	758

13. Repurchases of Common Shares

We obtained 11,220 of our common shares during the first nine months of fiscal 2010 in connection with stock-based compensation award programs. We did not repurchase any shares under the authorization provided by our Board of Directors. At December 31, 2009, $203,864 of STERIS common shares remained authorized for repurchase and 10,914,377 common shares were held in treasury.

14. Share-Based Compensation

STERIS has a long-term incentive plan that makes available common shares for grants at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. As of December 31, 2009, 3,751,936 shares remain available for grant under the long-term incentive plan.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

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

The following weighted-average assumptions were used for share-based compensation granted during the first nine months of fiscal 2010 and fiscal 2009:

	Fiscal 2010	Fiscal 2009
Risk-free interest rate	1.89%	2.65%
Expected life of options	5.50 years	5.64 years
Expected dividend yield of stock	1.49%	0.86%
Expected volatility of stock	27.96%	27.72%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a timeframe similar to that of the expected life of the grant. We applied estimated forfeiture rates of 2.39 percent and 2.86 percent during fiscal 2010 and 2009, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

Stock option activity for the first nine months of fiscal 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	3,695,931	$24.72
Granted	622,747	23.23
Exercised	(547,802)	22.37
Forfeited	(45,929)	26.62
Canceled	(13,412)	24.80

Outstanding at December 31, 2009	3,711,535	$24.79	6.09	$13,429
Exercisable at December 31, 2009	2,434,885	$24.04	4.76	$10,128

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $27.97 closing price of our common shares on December 31, 2009 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first nine months of fiscal 2010 and fiscal 2009 were $5,350 and $24,348, respectively. Net cash proceeds from the exercise of stock options were $12,339

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

and $33,254 for the first nine months of fiscal 2010 and fiscal 2009, respectively. An income tax benefit of $1,927 and $8,766 was realized from stock option exercises during the first nine months of fiscal 2010 and fiscal 2009, respectively.

The weighted average grant date fair value of option grants was $5.69 and $8.74 for the first nine months of fiscal 2010 and fiscal 2009, respectively.

Stock appreciation rights (“SARS”) were also granted during the first nine months of fiscal 2010. The 47,560 SARS granted carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise. The fair value of the outstanding SARS are revalued at each reporting date and the related expense is adjusted appropriately.

Restricted share and restricted share unit activity for the first nine months of fiscal 2010 is as follows:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2009	188,671	54,850	$27.31
Granted	116,731		24.03
Vested	(57,996)	(31,850)	24.24
Canceled	(10,475)	—	26.70

Non-vested at December 31, 2009	236,931	23,000	$26.84

Restricted shares and restricted share units granted were valued based on the closing stock price at the grant date and are estimated to cliff vest over an approximately three-year period based upon the terms of the grants. The value of restricted shares and restricted share units that vested during the first nine months of fiscal 2010 and fiscal 2009 was $2,093 and $1,281, respectively, which is calculated as the number of restricted shares and restricted share units vested during the period multiplied by the weighted-average grant date fair value.

We granted 6,800 and 3,300 cash-settled restricted share units in the first nine months of fiscal 2010 and fiscal 2009, respectively.

As of December 31, 2009, there was $9,243 of total unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.68 years.

15. Financial and Other Guarantees

We generally offer a limited parts and labor warranty on capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the countries where we conduct business. We record a liability for the estimated cost of product warranties at the time product revenues are recognized. The amounts we expect to incur on behalf of our Customers for the future estimated cost of these warranties are recorded as a current liability on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” Factors that affect the amount of our warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

Changes in our warranty liability during the first nine months of fiscal 2010 were as follows:

Balance, March 31, 2009	$7,573
Warranties issued during the period	6,050
Settlements made during the period	(7,089)

Balance, December 31, 2009	$6,534

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $17,819 and $17,477 as of December 31, 2009 and March 31, 2009, respectively. Such deferred revenues are then amortized on a straight-line basis over the contract term and recognized as service revenues on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues has been excluded from the table presented above.

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

	Balance Sheet Location	Asset Derivatives		Liability Derivatives
		Fair Value at December 31, 2009	Fair Value at March 31, 2009	Fair Value at December 31, 2009	Fair Value at March 31, 2009
Forward contracts	Prepaid & Other	$241	$—	$—	$—
Forward contracts	Accrued expenses and other	$—	$—	$99	$183

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Nine months ended December 31,
		2009	2008
Foreign currency forward contracts	Selling, general and administrative	$236	$(1,969)
Commodity forward contracts	Cost of Revenues	$181	$—

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Nine Months Ended December 31, 2009 and 2008

(dollars in thousands, except per share amounts)

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2009:

	December 31, 2009	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Forward contracts (1)	$241	$—	$241	$—
Investments (2)	1,651	1,651	—	—
Liabilities:
Forward contracts (1)	$99	$—	$99	$—
Deferred compensation plans (2)	1,654	1,654	—	—

(1)	The fair values of forward contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2)	We provide a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their account balances (amounts deferred, together with earnings (losses)).

18. Subsequent Events

We have evaluated events occurring subsequent to December 31, 2009 through February 9, 2010, the date of issuance of these consolidated financial statements, to determine whether they require recognition or disclosure in the consolidated financial statements. Based upon this evaluation, we have determined that no material subsequent events occurred that require recognition or disclosure in the financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income for the three-month and nine-month periods ended December 31, 2009 and 2008, and the consolidated statements of cash flows for the nine-month periods ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

February 9, 2010

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

As you read the MD&A, you should refer to information in our consolidated financial statements, including note 10 in the consolidated financial statements contained herein regarding the matter with the FDA, which present the results of our operations for the third quarter and the first nine months of fiscal 2010 and fiscal 2009. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

In the following sections of MD&A, we may, at times, also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

•

Free cash flow – We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which is also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, pay cash dividends, and reduce debt. The following table reconciles the calculations of our free cash flow for the nine months ended December 31, 2009 and 2008:

(dollars in thousands)	Nine Months Ended December 31,
	2009	2008
Net cash provided by operating activities	$158,668	$108,324
Purchases of property, plant, equipment, and intangibles	(29,839)	(29,704)
Proceeds from the sale of property, plant, equipment, and intangibles	574	10,981

Free cash flow	$129,403	$89,601

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

Fiscal 2010 third quarter revenues were $327.8 million representing a 2.6% increase driven primarily by increases in the Healthcare and Life Sciences reportable business segments. Revenues for the first nine months of fiscal 2010 were $925.6 million, representing a decrease of 3.0% year-over-year, driven primarily by a decline in our Healthcare business segment. Our gross margin percentages were 42.5% and 42.9% for the third quarter and first nine months of fiscal 2010, which was an increase of 370 basis points compared to the same prior year quarter and an increase of 230 basis points from the first nine months of fiscal 2009. Gross margins during both fiscal 2009 periods include pre-tax expenses of $9.5 million related to our restructuring actions, which are discussed in further detail below and in note 2 to the consolidated financial statements. Gross margins during both fiscal 2010 periods benefited from price increases and lower raw material costs. On a year-to-date basis, gross margins also benefited from favorable foreign currency fluctuations.

Revenues, in the United States, for STERIS SYSTEM 1®, including capital equipment, sterilant and accessories, parts and service, are approximately 10.0% of total company revenues for the first nine months of both fiscal 2010 and fiscal 2009.

Free cash flow was $129.4 million in the first nine months of fiscal 2010 compared to $89.6 million in the prior year first nine months, reflecting an increase in cash earnings during fiscal 2010 and improved cash flow from operating assets and liabilities. Our debt-to-total capital ratio was 29.7% at December 31, 2009 as compared to 22.6% at March 31, 2009, reflecting an additional borrowing of $100.0 million in the third quarter, and increased operating income. We also declared and paid cash dividends totaling $2.33 per common share in the first nine months of fiscal 2010 including a special dividend of $2.00 per common share. In the first nine months of fiscal 2009, we declared and paid cash dividends totaling $0.22 per common share.

Additional information regarding the Company’s fiscal 2010 third quarter and first nine months financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

Restructuring. During the third quarter and first nine months of fiscal 2010, we did not incur any significant additional pre-tax expenses related to previously announced restructuring actions, and we settled certain obligations for less than originally expected.

Additional information regarding our restructuring actions is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2010, our revenues were favorably impacted by $4.8 million, or 1.5%, and income before taxes was unfavorably impacted by $5.3 million, or 9.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2010, our revenues were unfavorably impacted by $5.3 million, or 0.6%, and income before taxes was unfavorably impacted by $0.1 million as compared to the same prior year period.

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2010 compared with the same fiscal 2009 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table contains information regarding our revenues for the third quarter and first nine months of fiscal 2010 and 2009:

	Three Months Ended December 31,		Change	Percent Change	Percent of Total Revenues
(dollars in thousands)	2009	2008			2009 (1)	2008 (1)
Capital Revenues	$132,541	$129,563	$2,978	2.3%	40.4%	40.6%
Consumable Revenues	81,531	73,745	7,786	10.6%	24.9%	23.1%

Product Revenues	214,072	203,308	10,764	5.3%	65.3%	63.6%
Service Revenues	113,760	116,159	(2,399)	-2.1%	34.7%	36.4%

Total Revenues	$327,832	$319,467	$8,365	2.6%	100.0%	100.0%

Service Revenues	$113,760	$116,159	$(2,399)	-2.1%	34.7%	36.4%
Consumable Revenues	81,531	73,745	7,786	10.6%	24.9%	23.1%

Recurring Revenues	195,291	189,904	5,387	2.9%	59.6%	59.4%
Capital Revenues	132,541	129,563	2,978	2.3%	40.4%	40.6%

Total Revenues	$327,832	$319,467	$8,365	2.6%	100.0%	100.0%

United States	$244,067	$250,355	$(6,288)	-2.5%	74.4%	78.4%
International	83,765	69,112	14,653	21.2%	25.6%	21.6%

Total Revenues	$327,832	$319,467	$8,365	2.6%	100.0%	100.0%

	Nine Months Ended December 31,		Change	Percent Change	Percent of Total Revenues
	2009	2008			2009 (1)	2008 (1)
Capital Revenues	$344,390	$379,993	$(35,603)	-9.4%	37.2%	39.8%
Consumable Revenues	242,317	222,753	19,564	8.8%	26.2%	23.3%

Product Revenues	586,707	602,746	(16,039)	-2.7%	63.4%	63.2%
Service Revenues	338,897	351,413	(12,516)	-3.6%	36.6%	36.8%

Total Revenues	$925,604	$954,159	$(28,555)	-3.0%	100.0%	100.0%

Service Revenues	$338,897	$351,413	$(12,516)	-3.6%	36.6%	36.8%
Consumable Revenues	242,317	222,753	19,564	8.8%	26.2%	23.3%

Recurring Revenues	581,214	574,166	7,048	1.2%	62.8%	60.2%
Capital Revenues	344,390	379,993	(35,603)	-9.4%	37.2%	39.8%

Total Revenues	$925,604	$954,159	$(28,555)	-3.0%	100.0%	100.0%

United States	$706,165	$736,713	$(30,548)	-4.1%	76.3%	77.2%
International	219,439	217,446	1,993	0.9%	23.7%	22.8%

Total Revenues	$925,604	$954,159	$(28,555)	-3.0%	100.0%	100.0%

(1)	Certain percentages may not calculate precisely due to rounding.

Quarter over Quarter Comparison

Revenues increased $8.4 million, or 2.6%, to $327.8 million for the quarter ended December 31, as compared to $319.5 million for the comparable prior year quarter. Capital equipment revenues increased $3.0 million, or 2.3% as a result of increased sales in Canada, Europe, Asia Pacific and the Latin America region offset by a decrease in the United States. Recurring revenues increased 2.9%, with an increase of 10.6% in consumable revenues, and a decrease in service revenues of 2.1%. Consumables growth in the United States and Europe was partially offset by declines in service revenues in the United States.

International revenues increased $14.7 million, or 21.2%, to $83.8 million, for the quarter ended December 31, 2009, as compared to $69.1 million for the comparable prior year quarter. International revenues were favorably affected by increases in capital equipment revenues, which increased 32.2% due to increases within both our Healthcare and Life Science segments. International recurring revenues increased during the third quarter of fiscal 2010 by 9.0%, with increases of 15.5% and 3.1% in consumable and service revenues, respectively.

United States revenues decreased $6.3 million, or 2.5%, to $244.1 million, for the quarter ended December 31, 2009, as compared to $250.4 million for the comparable prior year quarter. The decrease in United States revenues reflects a 9.4% decrease in capital equipment revenues. United States recurring revenues increased 1.6% with a 9.3% increase in consumable revenues partially offset by a decrease of 3.0% in service revenues.

First Nine Months over First Nine Months Comparison

Revenues decreased $28.6 million, or 3.0%, to $925.6 million for the first nine months of fiscal 2010, as compared to $954.2 million during the first nine months of fiscal 2009. Capital equipment revenues decreased 9.4%, primarily driven by weaker demand within the Healthcare business segment in the United States. Recurring revenues increased 1.2% reflecting an increase in consumable revenues of 8.8% offset by a decline of 3.6% in service revenues.

International revenues for the first nine months of fiscal 2010 were $219.4 million, an increase of $2.0 million, or 0.9%, as compared to the first nine months of fiscal 2009. Fiscal 2010 year-to-date international revenues were favorably impacted by a 2.5% increase in capital equipment revenues which was offset by a decline of 0.9% in recurring revenues, reflecting a decline in service revenues that more than offset a rise in consumable revenues.

United States revenues for the first nine months of fiscal 2010 were $706.2 million, a decrease of $30.5 million, or 4.1%, as compared to the first nine months of fiscal 2009. The fiscal 2010 year-to-date decrease in United States revenues was primarily driven by a 16.4% decrease in capital equipment revenues in our Healthcare segment. United States recurring revenues grew 1.7% as an 11.0% growth in consumable revenues was partially offset by a 3.6% decline in service revenues. The service revenues decline included a reduction in revenues resulting from the sale, in fiscal 2009 of two Isomedix facilities.

Revenues are further discussed on a segment basis in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three and nine month periods ended December 31, 2009 to the three and nine month periods ended December 31, 2008:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2009	2008
Gross Profit:
Product	$91,748	$76,197	$15,551	20.4%
Service	47,735	47,870	(135)	-0.3%

Total Gross Profit	$139,483	$124,067	$15,416	12.4%

Gross Profit Percentage:
Product	42.9%	37.5%
Service	42.0%	41.2%

Total Gross Profit Percentage	42.5%	38.8%

	Nine Months Ended December 31,		Change	Percent Change
	2009	2008
Gross Profit:
Product .	$254,148	$241,845	$12,303	5.1%
Service	142,826	145,086	(2,260)	-1.6%

Total Gross Profit	$396,974	$386,931	$10,043	2.6%

Gross Profit Percentage:
Product	43.3%	40.1%
Service	42.1%	41.3%

Total Gross Profit Percentage	42.9%	40.6%

Our gross profit (margin) is affected by the volume, pricing, and mix of our products and services, as well as the costs associated with the products and services that are sold. Gross margin for the third quarter of fiscal 2010 amounted to 42.5%, representing an increase of 370 basis points as compared to the same prior year period. For the first nine months of fiscal 2010, gross margin amounted to 42.9%, representing an increase of 230 basis points as compared to the same prior year period. Gross margins during both the third quarter and first nine months of fiscal 2009 included pre-tax expenses of $9.5 million related to our restructuring actions. Gross margins during both fiscal 2010 periods benefited from price increases and lower raw material costs. On a year-to-date basis, gross margins also benefited from favorable foreign currency fluctuations.

Operating Expenses. The following table compares our operating expenses for the three and nine month periods ended December 31, 2009 to the three and nine month periods ended December 31, 2008:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2009	2008
Operating Expenses:
Selling, General, and Administrative	$71,776	$67,272	$4,504	6.7%
Research and Development	8,265	8,122	143	1.8%
Restructuring Expense	14	2,855	(2,841)	NM

Total Operating Expenses	$80,055	$78,249	$1,806	2.3%

	Nine Months Ended December 31,		Change	Percent Change
	2009	2008
Operating Expenses:
Selling, General, and Administrative	$220,897	$231,910	$(11,013)	-4.7%
Research and Development	24,035	24,469	(434)	-1.8%
Restructuring Expense	(313)	2,726	(3,039)	NM

Total Operating Expenses	$244,619	$259,105	$(14,486)	-5.6%

NM - Not Meaningful

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenues, SG&A increased 80 basis points to 21.9% for the third quarter of fiscal 2010 and decreased 40 basis points to 23.9% for the first nine months of fiscal 2010, as compared to the same prior year periods. Both fiscal 2009 periods include a reduction of $7.9 million resulting from a prior year change in our paid time off benefits. Also included in the first nine months of fiscal 2009 is a $2.1 million gain on the sale of an Isomedix facility located in the Chicago, Illinois area to a Customer. Both fiscal 2010 periods reflect improved operating expense leverage and the benefit of efficiency initiatives previously implemented.

As a percentage of total revenues, research and development expenses were 2.5% and 2.6% for the three and nine month periods ended December 31, 2009, as compared to 2.5% and 2.6%, respectively, for the same prior year periods. For the three month period ended December 31, 2009, research and development expenses increased 1.8% to $8.3 million as compared to $8.1 million during the same prior year period. For the first nine months of fiscal 2010, research and development expenses decreased 1.8% to $24.0 million, as compared to $24.5 million, during the same prior year period. The fiscal 2010 period includes a government subsidy of $0.8 million received for research and development expenses incurred by one of our international locations. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological innovations. During the third quarter and first nine months of fiscal 2010, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of new chemistries and delivery systems for disinfection and sterilization, sterile processing combination technologies, surgical tables and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

Our operating expenses include restructuring expenses. We recognize restructuring expenses as incurred. In addition, we assess the property, plant and equipment associated with the related facilities for impairment.

The total pre-tax restructuring expenses recorded during the third quarter and first nine months of fiscal 2010 and fiscal 2009 are summarized in the following tables:

(dollars in thousands)	Fiscal 2009 Restructuring Plan (1)
Three Months Ended December 31, 2009
Severance, payroll, and other related costs	$(23)
Product rationalization	(232)
Lease termination obligations and other	18
Asset impairment	9

Total restructuring charges	$(228)

(1)	Includes $(242) in charges recorded in cost of revenues on Consolidated Statements of Income.

Three Months Ended December 31, 2008	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$3,362	$(107)	$3,255
Asset impairment and accelerated depreciation	1,112	(83)	1,029
Product rationalization	9,100	(528)	8,572
Lease termination obligations	—	(17)	(17)
Other	113	(609)	(496)

Total restructuring charges	$13,687	$(1,344)	$12,343

Nine Months Ended December 31, 2009	Fiscal 2009 Restructuring Plan (2)
Severance, payroll, and other related costs	$(36)
Product rationalization	(466)
Lease termination obligations and other	(290)
Asset impairment	(5)

Total restructuring charges	$(797)

(2)	Includes $(484) in charges recorded in cost of revenues on Consolidated Statements of Income.

Nine Months Ended December 31, 2008	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll, and other related costs	$3,362	$(191)	$—	$(178)	$2,993
Asset impairment and accelerated depreciation	1,112	(83)	—	—	1,029
Product rationalization	9,100	(523)	—	—	8,577
Lease termination obligations	—	20	99	—	119
Other	113	(609)	—	—	(496)

Total restructuring charges	$13,687	$(1,386)	$99	$(178)	$12,222

Liabilities related to our restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

(dollars in thousands)	Fiscal 2009 Restructuring Plan
	March 31, 2009	Fiscal 2010		December 31, 2009
		Provision	Payments/ Impairments
Severance and termination benefits	$1,920	$(36)	$(1,690)	$194
Product rationalization	75	(466)	391	—
Lease termination obligations and other	578	(290)	(245)	43
Asset impairment	—	(5)	5	—

Total	$2,573	$(797)	$(1,539)	$237

	Fiscal 2008 Restructuring Plan
	March 31, 2009	Fiscal 2010		December 31, 2009
		Provision	Payments/ Impairments

Severance and termination benefits	$501	$—	$(392)	$109
Asset impairments	409	—	(120)	289
Lease termination obligations and other	881	—	(392)	489

Total	$1,791	$—	$(904)	$887

Non-Operating Expenses, Net. Non-operating expenses (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our non-operating expenses (income), net for the three and nine month periods ended December 31, 2009 to the three and nine month periods ended December 31, 2008:

	Three Months Ended December 31,
(dollars in thousands)	2009	2008	Change
Non-Operating Expenses (Income):
Interest Expense	$3,291	$3,214	$77
Interest and Miscellaneous Income	(535)	(366)	(169)

Total Non-Operating Expenses, Net	$2,756	$2,848	$(92)

	Nine Months Ended December 31,
	2009	2008	Change
Non-Operating Expenses (Income):
Interest Expense	$9,504	$7,499	$2,005
Interest and Miscellaneous Income	(1,031)	(1,288)	257

Total Non-Operating Expenses, Net	$8,473	$6,211	$2,262

Interest expense increased $0.1 million and $2.0 million during the third quarter and first nine months of fiscal 2010, respectively, as compared to the same prior year periods as a result of higher average debt levels during both fiscal 2010 periods. Interest and miscellaneous income increased $0.2 million for the third quarter and decreased $0.3 million the first nine months of fiscal 2010, as compared to same prior year periods.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and nine month periods ended December 31, 2009 to the three and nine month periods ended December 31, 2008:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2009	2008
Income Tax Expense	$15,666	$14,395	$1,271	8.8%
Effective Income Tax Rate	27.6%	33.5%

	Nine Months Ended December 31,		Change	Percent Change
	2009	2008
Income Tax Expense	$45,250	$38,746	$6,504	16.8%
Effective Income Tax Rate	31.4%	31.9%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates from continuing operations for the three and nine month periods ended December 31, 2009 were 27.6% and 31.4%, respectively, as compared to 33.5% and 31.9%, respectively, for the same prior year periods. The lower effective income tax rate for the third quarter of fiscal 2010 resulted principally from discrete item adjustments and tax planning initiatives.

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

Business Segment Results of Operations. We operate and report in three business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. Our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009, provides additional information about each business segment. The following table compares business segment revenues for the three and nine month periods ended December 31, 2009 to the three and nine month periods ended December 31, 2008:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2009	2008
Revenues:
Healthcare	$233,277	$230,177	$3,100	1.3%
Life Sciences	58,910	52,787	6,123	11.6%
Isomedix	34,987	34,642	345	1.0%

Total reportable segments	327,174	317,606	9,568	3.0%
Corporate and other	658	1,861	(1,203)	-64.6%

Total Revenues	$327,832	$319,467	$8,365	2.6%

	Nine Months Ended December 31,		Change	Percent Change
	2009	2008
Revenues:
Healthcare	$656,887	$682,078	$(25,191)	-3.7%
Life Sciences	159,427	157,977	1,450	0.9%
Isomedix	105,129	108,476	(3,347)	-3.1%

Total reportable segments	921,443	948,531	(27,088)	-2.9%
Corporate and other	4,161	5,628	(1,467)	-26.1%

Total Revenues	$925,604	$954,159	$(28,555)	-3.0%

Healthcare Segment

Healthcare segment revenues represented 71.2% of total revenues for the third quarter of fiscal 2010 compared with 72.1% for the same prior year period. Healthcare revenues increased $3.1 million, or 1.3%, to $233.3 million for the quarter ended December 31, 2009, compared with $230.2 million for the third quarter of the prior year. Consumable revenues increased 10.4% for the quarter ended December 31, 2009 because of increased demand for our products. This increase was partially offset by declines in revenues from capital equipment and service of 2.2% and 1.3%, respectively. At December 31, 2009, the Healthcare segment’s backlog amounted to $134.4 million, increasing $4.5 million, or 3.4%, compared to the backlog of $129.9 million at September 30, 2009 and increasing $0.5 million, or 0.4%, compared to the backlog of $133.9 million at December 31, 2008.

Healthcare segment revenues represented 71.0% of total revenues for the first nine months of fiscal 2010 compared with 71.5% for the same prior year period. Healthcare revenues decreased $25.2 million, or 3.7%, to $656.9 million for the nine months ended December 31, 2009, as compared to $682.1 million for the same prior year period. The decrease is attributed to lower capital equipment and service revenues, which decreased 10.5% and 3.4%, respectively, primarily due to declines within the United States. Consumable revenues grew 7.9%, primarily within the United States and Europe.

Life Sciences Segment

Life Sciences segment revenues represented 18.0% of total revenues for the third quarter of fiscal 2010 compared with 16.5% for the same prior year period. Life Sciences revenues increased $6.1 million, or 11.6%, to $58.9 million for the quarter ended December 31, 2009, as compared to $52.8 million for the third quarter of the prior year. Capital revenues grew 26.6% with increases in Canada, Europe and Latin America. Interim capital revenues within the Life Sciences segment can be impacted by various factors including the status of customer projects and production lead times. Consumables revenues increased 11.2%. These increases were slightly offset by a decrease in service revenues of 4.2%. At December 31, 2009, the Life Sciences segment’s backlog amounted to $45.4 million, a decrease of $1.1 million, or 2.4%, compared to the backlog of $46.5 million at September 30, 2009 and a decrease of $4.8 million, or 9.6%, compared to the backlog of $50.2 million at December 31, 2008.

Life Sciences segment revenues represented 17.2% of total revenues for the first nine months of fiscal 2010, compared with 16.6% for the same prior year period. Life Sciences revenues increased $1.5 million, or 0.9%, to $159.4 million for the first nine months of fiscal 2010, as compared to $158.0 million for the same prior year period. The increase in Life Sciences revenues was primarily driven by a 13.2% increase in consumable revenues reflecting increases in United States and Europe. The increase was offset by decreases in both capital equipment and service revenues of 3.3% and 3.1%, respectively. Capital equipment revenues continue to be impacted by project delays, by our pharmaceutical and research Customers.

Isomedix Segment

Isomedix segment revenues represented 10.7% of total revenues for the third quarter of fiscal 2010, compared with 10.8% for the comparable prior year quarter. The segment’s revenues increased $0.3 million, or 1.0% to $35.0 million during the third quarter of fiscal 2010, as compared to $34.6 million during the comparable prior year quarter.

Isomedix segment revenues represented 11.4% of total revenues for the first nine months of fiscal 2010 compared with 11.4% for the comparable prior year period. The segment experienced decreased revenues of $3.3 million, or 3.1%, to $105.1 million during the first nine months of fiscal 2010 as compared to $108.5 million for the same prior year period. Revenues were affected by the previously disclosed sale of two facilities during fiscal 2009, which were partially offset by a modest improvement in demand from medical device customers.

The following table compares our business segment operating results for the three and nine month periods ended December 31, 2009 to the three and nine month periods ended December 31, 2008:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2009	2008
Operating income (loss):
Healthcare	$45,254	$32,406	$12,848	39.6%
Life Sciences	10,123	7,151	2,972	41.6%
Isomedix	6,929	8,453	(1,524)	-18.0%

Total reportable segments	62,306	48,010	14,296	29.8%
Corporate and other	(2,878)	(2,192)	(686)	NM

Total Operating Income	$59,428	$45,818	$13,610	29.7%

	Nine Months Ended December 31,		Change	Percent Change
	2009	2008
Operating income (loss):
Healthcare	$113,722	$94,334	$19,388	20.6%
Life Sciences	23,442	14,426	9,016	62.5%
Isomedix	22,669	26,851	(4,182)	-15.6%

Total reportable segments	159,833	135,611	24,222	17.9%
Corporate and other	(7,478)	(7,785)	307	NM

Total Operating Income	$152,355	$127,826	$24,529	19.2%

NM- Not meaningful

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

Healthcare Segment

The Healthcare segment’s operating income increased $12.8 million and $19.4 million for the third quarter and first nine months of fiscal 2010, respectively, as compared to the same prior year periods. The segment’s operating margins were 19.4% and 17.3% for the third quarter and first nine months of fiscal 2010, respectively, representing increases of 530 basis points and 350 basis points, respectively, as compared to prior year periods. The Healthcare segment’s operating income for the third quarter and first nine months of fiscal 2009 include $10.0 million and $9.8 million in pre-tax expenses, respectively, related to our restructuring actions. Both fiscal 2009 periods also include a pre-tax benefit of $5.9 million resulting from the change in our benefit policy related to paid time off. The improvement in operating income was driven by operating efficiencies and lower raw material costs.

Life Sciences Segment

The Life Sciences segment’s operating income increased $3.0 million and $9.0 million for the third quarter and first nine months of fiscal 2010, respectively, as compared to the same prior year periods. The segment’s operating margins were 17.2% and 14.7% for the third quarter and first nine months of fiscal 2010, respectively, representing increases of 370 basis points and 560 basis points, respectively, over the comparable prior year periods. The Life Sciences segment’s operating income for both fiscal 2009 periods includes pre-tax expenses of $2.4 million related to our restructuring actions. Both fiscal 2009 periods also include a pre-tax benefit of $1.2 million resulting from the change in our benefit policy related to paid time off. The improvement in year over year operating income was primarily driven by operating efficiencies.

Isomedix Segment

The Isomedix segment’s operating income decreased $1.5 million and $4.2 million for the third quarter and first nine months of fiscal 2010, respectively, as compared to the same prior year periods. The segment’s operating margins were 19.8% and 21.6% for the third quarter and first nine months of fiscal 2010, representing decreases of 460 basis points and 320 basis points, respectively, over the comparable prior year periods. During both fiscal 2009 periods, the Isomedix segment’s operating margins include a pre-tax benefit of $0.8 million resulting from the change in our benefit policy related to paid time off. Included in the segment’s operating income for the first nine months of fiscal 2009 is a $2.1 million pre-tax gain on the sale of a facility located in the Chicago, Illinois area to a Customer. During the third quarter of fiscal 2010, decisions were made to close the Nogales, Arizona facility and exit the E-Beam materials modification business resulting in pre-tax expense of $1.7 million. Annualized revenues will be reduced by approximately $1.0 million as a result of these decisions.

Liquidity and Capital Resources. The following table summarizes significant components of our cash flows for the nine months ended December 31, 2009 and 2008:

Cash Flows

(dollars in thousands)	Nine Months Ended December 31,
	2009	2008
Operating activities:
Net income	$98,632	$82,869
Non-cash items	54,304	50,606
Changes in operating assets and liabilities	5,732	(25,151)

Net cash provided by operating activities	$158,668	$108,324

Investing activities:
Purchases of property, plant, equipment, and intangibles	$(29,839)	$(29,704)
Proceeds from the sale of property, plant, equipment, and intangibles	574	10,981
Equity investments in joint venture	(1,500)	(4,150)

Net cash used in investing activities	$(30,765)	$(22,873)

Financing activities:
Proceeds from the issuance of long-term obligations	$—	$150,000
Payments on long-term obligations	—	(40,500)
Proceeds (payments) under credit facilities, net	100,000	(79,180)
Deferred financing fees and debt issuance costs	—	(476)
Repurchases of common shares	(289)	(80,466)
Cash dividends paid to common shareholders	(137,509)	(12,981)
Stock option and other equity transactions, net	12,339	33,254
Tax benefit from stock options exercised	1,927	8,766

Net cash used in financing activities	$(23,532)	$(21,583)

Debt-to-total capital ratio	29.7%	22.7%
Net debt-to-total capital ratio	5.7%	7.2%
Free cash flow	$129,403	$89,601

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $158.7 million for the first nine months of fiscal 2010 compared with $108.3 million for the first nine months of fiscal 2009. The following discussion summarizes the significant changes in our operating cash flows:

Non-cash items – Our non-cash items include depreciation, depletion, and amortization, deferred income taxes, share-based compensation expense, loss (gain) on disposal of property, plant, equipment and intangibles and other items. Non-cash items were $54.3 million for the first nine months of fiscal 2010 compared with $50.6 million for the first nine months of fiscal 2009. Significant changes in these items for the first nine months of fiscal 2010 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization – Depreciation, depletion, and amortization are the most significant component of non-cash items. This expense totaled $42.0 million and $43.9 million for the first nine months of fiscal 2010 and 2009, respectively.

•

Deferred income taxes – Our deferred income tax benefits decreased $1.2 million for the first nine months of fiscal 2010, compared with an increase of $10.9 million for the first nine months of fiscal 2009 due to the timing and recognition of settlements and changes in provisions.

•

Loss (gain) on the disposal of property, plant, equipment, and intangibles – During the first nine months of fiscal 2010, we recorded a loss of $1.5 million for the disposal of property, plant, equipment, and intangibles, compared with a gain of $1.4 million for the same prior year period. Included in the loss recorded during the first nine months of fiscal 2010 is the cost associated with the decision to exit the E-beam materials modification business, which represented a small portion of Isomedix revenues. Included in the gain during the first nine months of fiscal 2009 is the $2.1 pre-tax gain on the sale of an Isomedix facility in the Chicago, Illinois area to a Customer, partially offset by asset impairments related to the Fiscal 2009 Restructuring Plan.

•

Other items – Other items amounted to $4.0 million for the first nine months of fiscal 2010 as compared to a negative $8.3 million for the first nine months of fiscal 2009. The year over year change primarily reflects a $7.9 million non-cash adjustment as a result of a change in our benefit policy with respect to paid time off and an estimated curtailment gain related to our Switzerland defined benefit pension plan included in the fiscal 2009 period.

Changes in operating assets and liabilities – Changes to our operating assets and liabilities amounted to a positive $5.7 million and a negative $25.2 million during the first nine months of fiscal 2010 and fiscal 2009, respectively. Significant changes in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 are summarized below:

•

Accounts receivable, net – Changes in our net accounts receivable balances provided cash of $38.1 million and $25.7 million during the first nine months of fiscal 2010 and fiscal 2009, respectively. Our accounts receivable balances may change from period to period due to the timing of revenues and customer payments.

•

Inventories, net – Decreases in our net inventory balances provided cash of $9.3 million for the first nine months of fiscal 2010 whereas increases in our net inventory balance drove uses of cash of $12.8 million during the first nine months of fiscal 2009. Inventory balances in fiscal 2010 reflect reductions in inventory levels and lower raw material costs.

•

Prepaid expenses and other current assets – Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in our other current asset balances provided cash of $3.4 million and $10.7 million for the first nine months of fiscal 2010 and 2009, respectively.

•

Accounts payable, net – Decreases in our net accounts payable balances drove uses of cash of $14.8 million and $13.3 million during the first nine months of fiscal 2010 and fiscal 2009, respectively. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net – Changes in our net accruals and other liabilities balances drove uses of cash of $30.1 million and $35.5 million during the first nine months of fiscal 2010 and fiscal 2009, respectively. The higher cash usage in the first nine months of fiscal 2009 primarily reflects payments made in fiscal 2009 against amounts accrued in fiscal 2008 for incentive compensation and severance, and the payment of income taxes previously accrued. Cash flows related to our accruals and other liabilities balances will change from period to period due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities. The net cash we used in investing activities totaled $30.8 million for the first nine months of fiscal 2010 compared with $22.9 million for the first nine months of fiscal 2009. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009:

•

Purchases of property, plant, equipment, and intangibles – Capital expenditures were $29.8 million for the first nine months of fiscal 2010 compared with $29.7 million during the same prior year period.

•

Proceeds from the sale of property, plant, equipment, and intangibles – During the first nine months of fiscal 2010, we recorded proceeds of $0.6 million. During the prior year, we recorded proceeds of $11.0 million of which $9.5 million related to the sale of an Isomedix facility located in the Chicago, Illinois area to a Customer and $1.5 million related to a settlement of an insurance claim.

•

Equity investment in joint venture – During the third quarter of fiscal 2010 and fiscal 2009, we invested $1.5 million and $4.2 million, respectively, in a joint venture with VTS Medical Systems Inc. designed to bring the latest high-definition video, touch-screen integration, and communication technology into hospital operating rooms.

Net Cash Used In Financing Activities. The net cash used in financing activities totaled $23.5 million for the first nine months of fiscal 2010 compared with $21.6 million for the first nine months of fiscal 2009. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009:

•

Proceeds from the issuance of long-term obligations – We issued $150.0 million of senior notes during the first nine months of fiscal 2009 in an offering that was exempt from the registration requirements of the Securities Act of 1933. Proceeds from the senior notes issued during the third quarter of fiscal 2009 were used in part to repay amounts outstanding under our revolving credit facility. The senior notes allowed the Company to lock-in favorable long-term rates. Amounts borrowed are generally used to fund common share repurchases and working capital changes, and for other corporate purposes.

•

Net proceeds under credit facilities – We borrowed $100.0 million under our revolving credit facility during fiscal 2010. The proceeds provide additional liquidity for operations and corporate initiatives. During fiscal 2009, the Company repaid $79.2 million under our revolving credit facility.

•

Repurchases of common shares – We obtained 11,220 of our common shares during the first nine months of fiscal 2010 in connection with stock-based compensation award programs. During the first nine months of fiscal 2010, we did not repurchase any shares under the authorization provided by our Board of Directors. During the first nine months of fiscal 2009, we paid for the repurchase of 2,646,177 of our common shares at an average purchase price of $30.41 per common share.

•

Cash dividends paid to common shareholders – During the first nine months of fiscal 2010, we paid cash dividends totaling $2.33, including a special dividend of $2.00 per common share. During the first nine months of fiscal 2009, we paid cash dividends of $0.22 per outstanding common share Total cash dividends paid during the first nine months of fiscal 2010 and fiscal 2009 amounted to $137.5 million and $13.0 million, respectively.

•

Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During the first nine months of fiscal 2010 and fiscal 2009, we received cash proceeds totaling $12.3 million and $33.3 million, respectively, under these programs.

•

Tax benefit from stock options exercised – During the first nine months of fiscal 2010 and fiscal 2009, our income taxes were reduced by $1.9 million and $8.8 million, respectively, as a result of deductions allowed for stock options exercised.

Cash Flow Measures. Free cash flow was $129.4 million in the first nine months of fiscal 2010 compared to $89.6 million in the prior year first nine months, reflecting an increase in cash earnings in fiscal 2010 and improved cash flow from operating assets and liabilities. Our debt-to-total capital ratio was 29.7% at December 31, 2009 and 22.6% at March 31, 2009. Our net debt-to-total capital ratio was 5.7% at December 31, 2009 and 7.2% at March 31, 2009.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 29, 2009. Our commercial commitments were approximately $30.9 million at December 31, 2009 reflecting a net decrease of $1.6 million in surety bonds and other commercial commitments from March 31, 2009. Except as described, our contractual commitments have not changed materially from March 31, 2009. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2009. At December 31, 2009, the maximum amount available for borrowing under this Facility was $275.6 million. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding borrowings ($100.0 million at December 31, 2009) and letters of credit issued under a sub-limit within the Facility ($24.4 million at December 31, 2009). The Facility matures on September 13, 2012.

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

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2010, our revenues were favorably impacted by $4.8 million, or 1.5%, and income before taxes was unfavorably impacted by $5.3 million, or 9.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2010, our revenues were unfavorably impacted by $5.3 million, or 0.6%, and income before taxes was unfavorably impacted by $0.1 million as compared to the same prior year period.

Forward-Looking Statements. This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws or government regulations or the application or interpretation thereof. Other risk factors are described herein and in the Company’s Form 10-K and other securities filings. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any outcome from litigation, regulatory action, administrative proceedings, government investigations, warning letters, cost reductions, business strategies, rebate programs, earnings and revenue trends, expense reduction or other future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that product approvals will not occur or market demand will not develop for new technologies, products or applications (including the new liquid chemical sterilant technology), or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that claims, litigation, certifications, or other demands, requirements or standards, or the application of or compliance with laws, court rulings, regulations, regulatory actions, including without limitation previously disclosed FDA warning letters, government investigations, and the December 3, 2009 FDA notice, may delay or prevent new product introductions, affect the production and marketing of existing products or otherwise affect Company performance, results, prospects or value, or may require the Company to take other actions, including recalls, to pay significant monetary fines or civil damages, or to be subject to other governmental or third party claims or remedies, which could materially affect our performance, results, prospects or value (d) the potential of international unrest or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services, (f) the possibility that anticipated revenue, profitability, cost savings, efficiencies, or other results may not be achieved or may be delayed, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with the matters described in this report may adversely impact our performance, results, prospects or value, (g) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2009 and this Form 10-Q for the quarter ended December 31, 2009.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise from the ordinary course of our business, given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), economic loss (e.g., breach of contract, other commercial claims), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

We believe we have adequately reserved for our current litigation and claims that are probable and estimable, and further believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations (including without limitation the FDA-related matters discussed below), claims or other proceedings. For certain types of claims, we presently maintain product liability insurance coverage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

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

On May 16, 2008, we received a warning letter (the “warning letter”) from the FDA regarding our STERIS SYSTEM 1® sterile processor and the STERIS™ 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this Item 1 as the “device”). We believe this warning letter arose from the previously disclosed investigation. In summary, the warning letter included the FDA’s assertion that significant changes or modifications have been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believes a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made. The warning letter referenced a number of changes to the device that, according to the FDA, require a new premarket notification submission, and asserted that our failure to make such a submission resulted in violations of applicable law. The warning letter also requested documentation and explanation regarding various corrective actions related to the device prior to 2003, and whether those actions should be considered corrections or removals requiring notice under applicable FDA regulations. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct.

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

We thereafter met with the FDA and, on January 20, 2009, we announced that we submitted to the FDA a new liquid chemical sterilant system for 510(k) clearance. The new submission followed discussions with the FDA regarding the prior 510(k) submission issues raised in the warning letter related to our existing device. We believe the new liquid chemical sterilant system submitted to the FDA addresses the changes referenced by the FDA in the warning letter and includes additional technology updates. We have no assurance the FDA will clear the new system for sale or that the system will receive market acceptance. Also in the January 20, 2009 announcement, based on discussion with the FDA, we communicated to Customers that we would continue supporting the existing STERIS SYSTEM 1® installed base by providing accessories, sterilant, service and parts, and replacement processor units for at least a two year period.

On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA’s “concerns about the STERIS SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In that notice, FDA stated its belief that the STERIS SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA has not determined whether the STERIS SYSTEM 1® is safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and affect on the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the STERIS SYSTEM 1® that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA’s December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, users should transition to that alternative as soon as possible. On December 10, 2009, the FDA stated its belief that Customers should be able to transition from STERIS SYSTEM 1 within three to six months.

Since the December 3, 2009 notice, the FDA has engaged in discussions with healthcare providers, professional organizations, STERIS and others regarding this notice, its impact on users, the process of transition, acceptable alternatives, considerations for healthcare providers concerning continued use of and transition from STERIS SYSTEM 1, and the timing of such transition. On February 2, 2010, the FDA updated its December 10, 2009 information by extending to 18 months the total recommended time period for transitioning from SYSTEM 1 to acceptable alternative devices. We have continued to provide accessories, sterilant, service, and parts for STERIS SYSTEM 1 pursuant to FDA’s enforcement discretion. At this time, we also are continuing discussions with FDA regarding possible resolution of this matter. On February 5, 2010, a complaint was filed by a Customer who claims to have purchased two STERIS SYSTEM 1 devices from STERIS. Physicians of Winter Haven LLC d/b/a Day Surgery Center v. Steris Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys’ fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. We are evaluating this matter and expect to defend against these allegations.

There is no assurance that discussions with FDA will continue, that a resolution will be reached, that enforcement discretion will continue, that other lawsuits will not be brought, that the FDA or third party claimants will not pursue judicial, administrative or other legal or enforcement action or seek other remedies, including a recall or an immediate demand that we stop further sales of the SYSTEM 1 device and any related accessories, services and sterilant, product replacement, or damages, or take other action as described in this

Item, in the Item entitled “Risk Factors” contained in this Form 10-Q or in our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on May 29, 2009.

We continue to believe that the changes described in the warning letter and the notice from the FDA do not significantly affect the safety or effectiveness of the device and, therefore, did not and do not require a new premarket notification submission, and further, that the corrective actions also described in the warning letter were compliant with FDA regulations. However, if the FDA’s assertions are ultimately determined to be correct, the device would be considered adulterated and misbranded under United States law, in which case, we would be required to make a new premarket notification submission. The FDA also could take enforcement action immediately without providing the opportunity to make a new 510(k) submission. If we did not make that 510(k) submission, if the FDA rejected that 510(k) submission, if the FDA took immediate enforcement action or if governmental agencies and/or third parties otherwise considered the device to be non-compliant, civil, administrative, or criminal proceedings could be initiated. These or other proceedings involving our STERIS SYSTEM 1® sterile processing system and STERIS TM 20 sterilant, a significant product to us, could possibly result in judgments, settlements or administrative or judicial decrees requiring re-labeling or restriction on the manufacturing, sale, or distribution of products, or could require us to take other actions, including recalls, to pay fines or civil damages, or to be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations. Most of the STERIS SYSTEM 1 sales are within the United States. It is unclear what impact the FDA’s action, litigation, or other events described may have on sales of the device outside the United Sates. We intend to continue our discussions with the FDA to seek resolution of all issues described in the warning letter, the December 3rd notice and any related proceedings or investigation.

For additional information regarding this matter, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on May 29, 2009: “Business – Information with respect to our Business in General – Recent Events – Government Regulations”, “Risk Factors – We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition or value”, “Risk Factors – We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters”, “Risk Factors – Most of our products, including our new liquid chemical sterilant system, must receive regulatory approvals before they can be marketed and sold in the United States and other countries” and “Risk Factors – Existing and new Customers may not purchase or use the new liquid chemical sterilant system consistent with the purchase and use of existing STERIS SYSTEM 1®,” and see Item 1A. below.

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Except as noted above, we believe there have been no material recent developments concerning our legal proceedings since September 30, 2009 and no new material pending legal proceedings that are required to be reported.

ITEM 1A.	RISK FACTORS

The following supplements the risk factors that were included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on May 29, 2009:

Our business may be adversely affected as a result of the December 3, 2009 U.S. Food and Drug Administration notice to healthcare administrators.

FDA’s December 3, 2009 notice advises healthcare administrators that the FDA believes we have significantly modified STERIS SYSTEM 1, and therefore, were required to submit a new premarket notification to the FDA. As a result, the agency stated that it has not determined that STERIS SYSTEM 1 is safe or effective for sterilizing medical devices. The FDA recommends in the notice that Customers transition to an acceptable alternative as soon as possible if they have one; if not, that they promptly assess their patient care needs and sterilization and disinfection requirements and take steps to obtain legally-marketed STERIS SYSTEM 1 substitutes. As a result of this notice, some Customers may quickly transition away from or terminate the use of STERIS SYSTEM 1, reduce or discontinue the purchase of sterilant and services relating to STERIS SYSTEM 1, reduce or discontinue purchases of other STERIS products, including other STERIS products that the FDA considers acceptable alternatives, or take other action that could materially adversely affect our business. These Customers also may be disinclined to purchase our new liquid chemical sterilant system, now pending before the FDA, and there is no assurance that the FDA will clear the device. We may offer incentives and/or other consideration to Customers in conjunction with this situation. Revenues lost, transition costs incurred, incentives or other consideration provided, claims and compliance costs, and other expenses incurred and impact resulting from these circumstances, may have an material adverse effect on our business, performance, prospects, value, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 2010, we did not repurchase any of our common shares under our repurchase program. A repurchase program was approved by the Company’s Board of Directors and announced on March 14, 2008, which authorized the repurchase of up to $300.0 million of our common shares. As of December 31, 2009, $203.9 million in common shares remained available for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchased during the third quarter of fiscal 2010 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
October 1-31	—		$—		—	$203,864
November 1-30	—		—		—	203,864
December 1-31	—		—		—	203,864

Total	—	(*)	$—	(*)	—	$203,864

(*)	Does not include 654 common shares obtained by the Company in payment of the required income tax withholdings related to the vesting of a Company restricted stock award.

ITEM 5.	OTHER INFORMATION

On February 8, 2010, our Board of Directors approved a form of indemnification agreement for directors and executive officers. The indemnification agreement supplements and clarifies the indemnification rights provided by the Company’s Amended and Restated Code of Regulations. The indemnification agreement provides, among other things, that the Company will indemnify its directors and applicable executive officers to the fullest extent permitted by Ohio law, including the advancement of legal fees and other expenses incurred by the directors and/or executive officers in connection with any threatened, pending or completed action, suit, demand or proceeding, whether of a civil, criminal, administrative, arbitrative or investigative nature, arising out of the individual’s service as a director or executive officer of the Company or to any other entity to which he or she provides services at the Company’s request, subject to certain exclusions and procedures set forth in the indemnification agreement.

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

STERIS Corporation

/S/ MICHAEL J. TOKICH Michael J. Tokich Senior Vice President and Chief Financial Officer February 9, 2010

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