Form 10-K
period 2010-03-31
STERIS CORP
filed 2010-05-28
CIK 815065

United States Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 2009: $1,624,956,942

The number of Common Shares outstanding as of May 14, 2010: 59,260,580

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting – Part III

PART I

Throughout this Annual Report, STERIS Corporation and its subsidiaries together are called “STERIS,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year, which ends on March 31. For example, fiscal year 2010 ended on March 31, 2010.

ITEM 1.	BUSINESS

INTRODUCTION

STERIS Corporation is a leading provider of infection prevention and surgical products and services, focused primarily on the critical markets of healthcare, pharmaceutical and research. Our mission is to provide a healthier today and a safer tomorrow through knowledgeable people and innovative infection prevention, decontamination and health science technologies, products and services. We offer our Customers a unique mix of capital products, such as sterilizers and surgical tables; consumable products, such as detergents and skin care products; and services, including equipment installation and maintenance; and the bulk sterilization of single-use medical devices.

We were founded as Innovative Medical Technologies in Ohio in 1985, and renamed STERIS Corporation in 1987. However, some of our businesses that have been acquired and integrated into STERIS, notably American Sterilizer Company, have much longer operating histories. With global headquarters in Mentor, Ohio, we have approximately 5,000 employees worldwide and operate in more than 60 countries. We have a direct sales force of approximately 475 and a service organization of approximately 1,050 who work diligently to ensure that we are meeting the increasingly complex needs of our Customers.

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

Healthcare is our largest segment, contributing 71.0% of fiscal 2010 revenues and 74.4% of our fiscal 2010 operating income. In this segment, we serve Customers anywhere surgical procedures take place by providing support directly to the operating room, as well as to the sterile processing department where instruments are reprocessed between surgeries. Our products and services enable Customers to reduce costs and improve outcomes in these critical environments.

Our second largest segment, Life Sciences, contributed 17.3% of fiscal 2010 revenues and 15.2% of our fiscal 2010 operating income. In this segment, we primarily serve pharmaceutical manufacturers and research organizations by providing decontamination and sterilization technologies, products and services that help ensure the safety of the products they produce.

STERIS Isomedix Services (“Isomedix”) performs sterilization services on a contract basis through 20 facilities in North America, where we sterilize single-use medical devices and other products in bulk prior to their delivery to the end user. This segment contributed 11.2% of fiscal 2010 revenues and 15.3% of our fiscal 2010 operating income.

Corporate and other contributed 0.5% of fiscal 2010 revenues and an operating loss of $9.9 million to our fiscal 2010 operating income.

Many factors are driving an increased awareness of the importance of infection control throughout the world. In the United States, hospitals in more than 25 states are now required to report infection rates, providing patients with information that can help shape their decisions about where to receive care. On a more global basis, emerging threats such as H1N1 virus, Avian Bird Flu, and the rise in drug-resistant strains of bacterial diseases have gained prominence in the news, raising awareness of the need for enhanced safety on a worldwide basis. We are uniquely positioned to help address these concerns in traditional and non-traditional settings with our combination of capital equipment, consumables and services.

INFORMATION RELATED TO BUSINESS SEGMENTS

Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment. The CEO uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in note 1 to the Consolidated Financial Statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of this Annual Report. Segment performance information for fiscal years 2010, 2009, and 2008 is presented in note 12 to our Consolidated Financial Statements titled, “Business Segment Information” and in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), of this Annual Report.

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

Products Offered.  These capital equipment, accessory and consumable solutions include:

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

Significant brand names for these products include SYSTEM 1®, SYSTEM 1E™, Amsco®, Hamo®, Reliance®, Cmax®, Harmony®, Kindest Kare®, Alcare®, Verify®, and Cal Stat®.

Services Offered.  Our Healthcare segment provides various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. We offer these corrective and preventive service solutions to both Customers who have internal clinical/biomedical engineering departments and Customers who rely on us to meet these needs. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We also offer comprehensive sterilization management consulting services allowing healthcare facilities to achieve safety, quality, and productivity improvements in the end-to-end perioperative loop that flows between and among surgical suites and the central sterile department. We utilize remote equipment monitoring technology to improve Customers’ equipment uptime. Additionally, our Healthcare segment provides other support services such as construction and facility planning, engineering support, device testing, Customer education, hand hygiene process excellence, asset management/planning, and the sale of replacement parts.

Customer Concentration.  Our Healthcare segment manufactures and sells capital equipment, consumables, and services to Customers in the United States and throughout the rest of the world. For the year ended March 31, 2010, the segment generated revenues in the United States and internationally of $666.7 million and $225.8 million, respectively. For the year ended March 31, 2010, no Customer represented more than 10% of the Healthcare segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.

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

Significant brand names for these products include Amsco®, Reliance®, Finn-Aqua®, Kindest Kare®, Alcare®, Verify®, and Cal Stat®.

Services Offered.  Our Life Sciences segment offers various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We utilize remote equipment monitoring technology to improve Customers’ equipment uptime. We also offer consulting services and technical support to architecture and engineering firms and laboratory planners. Our services deliver expertise in decontamination and infection control technologies and processes to end users. Our service personnel also provide higher-end validation services in support of our pharmaceutical Customers.

Customer Concentration.  Our Life Sciences segment manufactures and sells capital equipment, consumables, and services to Customers in the United States and throughout the rest of the world. For the year ended March 31, 2010, the segment generated revenues in the United States and internationally of $143.6 million and $74.6 million, respectively. For the year ended March 31, 2010, no Customer represented more than 10% of the Life Sciences segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.

Competition.  Our Life Sciences segment operates in highly regulated environments where the most intense competition results from technological innovations, product performance, convenience and ease of use, and overall cost-effectiveness. In recent years, our pharmaceutical Customer base has also undergone consolidation and reduced capital spending, resulting in more intense competition. We compete for pharmaceutical, research and industrial Customers with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. Competitors include Belimed, Ecolab, Fedegari, Getinge, MECO, Stilmas, and Techniplast.

STERIS ISOMEDIX SERVICES SEGMENT

Description of Business.  Our Isomedix segment operates through a network of 20 facilities located in North America. We sell a comprehensive array of contract sterilization services using Gamma Irradiation (“Gamma”) and Ethylene Oxide (“EO”) technologies. We provide sterilization and microbial reduction services to companies that supply products to the healthcare, industrial, and consumer product industries.

Services Offered. We use Gamma and EO technologies to sterilize a wide range of products. Gamma, using radioisotope (cobalt-60), is an irradiation process. EO uses a gaseous process to sterilize medical products. Greater than 90 percent of the industrial contract sterilization market uses Gamma or EO. Our locations are in major population centers and core distribution corridors throughout North America, primarily in the Northeast, Midwest, Southwest, and southern California. We adapt to increasing imports and changes in manufacturing points-of-origin by monitoring trends in supply chain management. Demographics partially drive this segment’s growth. The aging population and rising life expectancy increase the demand for medical procedures, which increases the consumption of single use medical devices and surgical kits. Our technical services group supports Customers in all phases of the sterilization design process, including product development, materials testing, and sterility validation.

Customer Concentration.  Our Isomedix segment operates in North America. For the year ended March 31, 2010, the segment generated revenues in the United States and Canada of $133.9 million and $7.0 million, respectively. The segment’s services are offered to Customers throughout the footprint of our network. For the year ended March 31, 2010, no Customer represented more than 10% of the segment’s revenues. Because of a largely fixed cost structure, the loss of a single Customer could have a material impact on the segment’s results of operations or cash flows but would not be expected to have a material impact on STERIS.

Competition.  Isomedix operates in a highly regulated industry and competes in North America with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL

Recent Events.  During the third quarter of fiscal 2009, we announced a joint venture with VTS Medical Systems Inc. designed to bring the latest high-definition video, touch-screen integration, and communication technology into hospital operating rooms. We have invested $5.7 million in this joint venture.

Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless steel, organic chemicals, fuel, and plastic components. These raw materials and supplies are available from several suppliers and in sufficient quantities that we do not expect any significant sourcing problems in fiscal 2011. We have longer-term supply contracts for certain materials, such as radioisotope (cobalt-60) used by the Isomedix segment, for which there are few suppliers.

We have recently experienced some volatility in prices for raw materials such as chemicals and various metals, which are important to our operations. While cost and availability are unpredictable, we have not experienced any difficulty, and do not expect significant difficulty in obtaining the raw materials, sub-assemblies, components, or other supplies we need for our operations.

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

As of March 31, 2010, we held 283 United States patents and 578 foreign patents and had 83 United States patents and 348 foreign patents pending. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.

Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2010, we had a total of 968 trademark registrations in the United States and in various foreign countries.

Research and Development.  Research and development is an important factor in our long-term strategy. For the years ended March 31, 2010, 2009, and 2008, research and development expenses were $34.0 million, $32.8 million, and $36.9 million, respectively. We incurred these expenses primarily for the research and development of commercial products.

New products were a key element of our success in a tough economic environment. In the operating room, the Harmony® LED Lighting and Visualization System brought surgical lighting, high definition images and surgeon comfort to a new level. Our V-PRO™ 1 low temperature sterilizer and the

Reliance Vision Single-chamber Washer improve efficiencies in the sterile processing department by increasing the number and volume of instruments that can be reprocessed compared with older units. Another recent introduction is the 5085 SRT Surgical Table, the first sliding, rotating and transporting table to be released in the United States as a single-driver transport device for the operating suite. The table is designed to enhance both patient and staff safety by reducing the transfer risk before and after surgery. Finally, the recent introduction of the SYSTEM 1E™, our next generation liquid chemical sterilant processing system, provides an alternative for existing SYSTEM 1® Customers.

Quality Assurance.  We manufacture, assemble, and package products in the United States and throughout the world. Each of our production facilities are dedicated to particular processes and products. Our success depends upon Customer confidence in the quality of our production process and the integrity of the data that supports our product safety and effectiveness. We have implemented quality assurance procedures to support the quality and integrity of scientific information and production processes. All of our manufacturing and contract sterilization facilities throughout the world are ISO9001 or ISO13485 certified.

Government Regulation.  Our business is subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the United States Food and Drug Administration (“FDA”), the United States Environmental Protection Agency (“EPA”), the United States Nuclear Regulatory Commission (“NRC”), and other governmental authorities regulate the development, manufacture, sale, and distribution of our products and services. Our international operations also are subject to a significant amount of government regulation, including country-specific rules and regulations and U.S. regulations applicable to our international operations. Government regulations include detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices.

Compliance with applicable regulations is a significant expense for us. Past, current or future regulations, their interpretation, or their application could have a material adverse impact on our operations. Also, additional governmental regulation may be passed that could prevent, delay, revoke, or result in the rejection of regulatory clearance of our products. We cannot predict the effect on our operations resulting from current or future governmental regulation or the interpretation or application of these regulations.

If we fail to comply with any applicable regulatory requirements, sanctions could be imposed on us. For more information about the risks we face regarding regulatory requirements, see Part I, Item 1A of this Annual Report titled, “Risk Factors, We are subject to extensive regulatory requirements ….”

We have received warning letters, paid civil penalties, conducted product recalls, and been subject to other regulatory sanctions, and most recently agreed with the FDA to the terms of a consent decree approved by the Federal District Court for the Northern District of Ohio concerning our SYSTEM 1® processing system. See Part I, Item 1A of this Annual Report titled, “Risk Factors, We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree,” “Risk Factors, Our business may be adversely affected as a result of the U.S. Food and Drug Administration notice to healthcare administrators and device manufacturers, and related matters,” and “Risk Factors, Compliance with the Consent Decree may be more costly and burdensome than anticipated.” and see also Part I, Item 3, “Legal Proceedings”, for further information on SYSTEM 1® and other regulatory issues and their potential impact. We believe that we are currently compliant in all material respects with applicable regulatory requirements. However, we cannot assure you that future or current regulatory, governmental, or private action will not have a material adverse affect on us or on our performance, results, or financial condition.

Environmental Matters.  We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and in other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. We cannot predict the future capital expenditures or operating costs required to comply with environmental laws and regulations. We believe that we are currently compliant with applicable environmental, health, and safety requirements in all material respects. However, we cannot assure you that future or current regulatory, governmental, or private action will not have a material adverse affect on our performance, results, or financial condition. You should also read Part I, Item 3, “Legal Proceedings” for further information.

In the future, if a loss contingency related to environmental matters, employee safety, health or conditional asset retirement obligations is significantly greater than the current estimated amount, we would record a liability for the obligation and it may result in a material impact on net income for the annual or interim period during which the liability is recorded. The investigation and remediation of environmental obligations generally occur over an extended period of time, and therefore we do not know if these events would have a material adverse affect on our financial condition, liquidity, or cash flow, nor can we assure you that such liabilities would not have a material adverse affect on our performance, results, or financial condition.

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

Employees.  As of March 31, 2010, we had approximately 5,000 employees throughout the world. We believe we have good relations with our employees.

Methods of Distribution.  As of March 31, 2010, we employed approximately 1,150 direct field sales and service representatives within the United States and approximately 375 in international locations. Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house Customer service and field support departments. We also contract with distributors in select markets.

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

Seasonality.  Our financial results have been, from time to time, subject to seasonal patterns. We cannot assure you that these patterns will continue.

International Operations.  We have a large opportunity to expand internationally, as we currently only serve a small portion of the world that could benefit from our products. Through our subsidiaries, we operate in various international locations within the same business segments as in the United States. For the year ended March 31, 2010, international revenues were $308.1 million, or 24.5%, of our total revenues and international cost of revenues was 29.9% of our total cost of revenues. Revenues from Europe, Canada, and other international locations were 51.2%, 23.1%, and 25.7%, respectively, of our total international revenues for the year ended March 31, 2010.

Also see note 12 to our Consolidated Financial Statements titled, “Business Segment Information,” and Item 7, “MD&A”, for a geographic presentation of our revenues for the three years ended March 31, 2010.

We conduct manufacturing in the United States, Canada, Mexico, and various European countries. There are, in varying degrees, a number of inherent risks to our international operations. We describe some of these risks in Part I, Item 1A of this Annual Report titled, “Risk Factors, We conduct manufacturing, sales, and distribution operations on a worldwide basis….”

Fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2010, revenues were favorably impacted by $0.6 million, or 0.1%, and income before taxes was unfavorably impacted by $1.8 million, or 0.9%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2010, we had a backlog of $169.6 million. Of this amount, $127.8 million and $41.8 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2009, we had backlog orders of $165.0 million. Of this amount $119.8 million and $45.2 million related to our Healthcare and Life Sciences segments, respectively. A significant portion of the backlog orders in both years were expected to ship in the next fiscal year.

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

This item describes certain risk factors that could affect our business, financial condition and results of operations. You should consider these risk factors when evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because our actual results and financial condition might differ materially from those projected in the forward-looking statements should these risks occur. We face other risks besides those highlighted below. These other risks include additional uncertainties not presently known to us or that we currently believe are immaterial, but may ultimately have a significant impact. Should any of these risks, described below or otherwise, actually occur, our business, financial condition, performance, prospects, value, or results of operations could be negatively affected.

The current economic climate may adversely affect us.

Adverse economic cycles or conditions and Customer, regulatory or government response thereto, could affect our results of operations. There can be no assurance when these cycles or conditions will occur or when they will begin to improve after they occur. There also can be no assurance as to the strength or length of any recovery from a business downturn or recession. United States and worldwide financial and business conditions are uncertain, and the recent severe recession has had a significant adverse effect on U.S. and global economies, which also has negatively impacted access to capital markets and investment activity within key geographic and market segments served.

Credit and liquidity problems may continue to make it difficult for some businesses to access credit markets and obtain financing and may cause some businesses to continue to curtail spending to conserve cash in anticipation of persistent business slowdowns and liquidity needs. If our Customers have difficulty financing their purchases due to tight credit markets or related factors or because of other operational problems they may be experiencing or otherwise decide to curtail their purchases, our business could be adversely affected. Our exposure to bad debt losses could also increase if Customers are unable to pay for products previously ordered and delivered. Also, continuing tightness of credit in financial markets may limit the ability of our lenders to satisfy their obligations to us to provide funding and letters of credit or the ability of our insurers to respond to a claim under an insurance policy.

In addition, economic conditions and market volatility have impacted the investment portfolio of our defined benefit pension plans, including a significant decline in fair value since March 31, 2008. Because the values of these pension plan investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the plans and future minimum required contributions, if any, could have a material adverse effect on our liquidity, value, financial conditions or result of operations.

Our businesses are highly competitive, and if we fail to compete successfully, our revenues and results of operations may be hurt.

We operate in a highly competitive global environment. Our businesses compete with other broad line manufacturers, as well as many smaller businesses specializing in particular products or services, primarily on the basis of brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support. We face increased competition from new infection prevention, sterile processing, contamination control, and surgical support, cleaning consumables, contract sterilization, and other products and services entering the market. Competitors and potential competitors also are attempting to develop alternate technologies and sterilizing agents, as well as disposable medical instruments and other devices designed to address the risk of contamination. If our products, services, support, distribution and/or cost structure do not enable us to compete successfully, our business, performance, prospects, value, financial condition, and results of operations may be adversely affected.

Our success depends, in part, on our ability to design, manufacture, distribute, and achieve market acceptance of new products with higher functionality and lower costs.

Many of our Customers operate businesses characterized by technological change, product innovation and evolving industry standards. Price is a key consideration in their purchasing decisions. To successfully compete, we must continue to design, develop, and improve innovative products. We also must achieve market acceptance of and effectively distribute those products, and reduce production costs. Our business, performance, prospects, value, financial condition, and results of operations might be adversely affected if our competitors’ product development capabilities become more effective, if they introduce new or improved products that displace our products or gain market acceptance, or if they begin to produce and sell products at lower prices.

If our cost reduction and restructuring efforts are ineffective, our profitability may be hurt or our business otherwise might be adversely affected.

We have undertaken various cost reduction and restructuring activities, including the restructuring activities announced in January 2006 and, in particular, the transfer of our Erie, Pennsylvania manufacturing operations to Mexico. In the fourth quarter of fiscal 2008, we announced cost reduction activities intended to generate annualized operating expense savings of approximately $30 million through direct and indirect overhead expense reductions and other savings, and, in the third quarter of fiscal 2009, we announced cost reduction activities primarily related to our international operations, which were intended to generate annualized cost savings of approximately $20 million to be realized over the next several years. Most recently we announced a restructuring plan primarily related to the consolidation of our European Healthcare manufacturing operations into two central locations within Europe and the transfer of the remaining operations in our Erie, Pennsylvania facility to our U.S. headquarters in Mentor, Ohio and recorded pre-tax expenses totaling $6.3 million related to these actions in the fourth quarter of fiscal 2010. These efforts may not produce the full efficiencies and cost reduction benefits we expect or efficiencies and benefits might be delayed or not realized. Implementation costs also might exceed expectations and further cost reduction measures might become necessary, resulting in additional future charges. If these cost reduction and restructuring efforts are not properly implemented or are unsuccessful, we might experience business disruptions or our business otherwise might be adversely affected.

Decreased availability or increased costs of raw materials or energy supplies or other supplies might increase our production costs or limit our production capabilities.

We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key materials include stainless steel, organic chemicals, fuel, cobalt, and plastic components. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. In some situations, we may be able to temporarily limit price increases or support availability through supply agreements. Otherwise, raw material prices and availability are subject to numerous factors outside of our control, including those described above. Increases in prices or decreases in availability of raw materials and oil and gas might impair our procurement of necessary materials or our product production, or might increase production costs. In addition, energy costs impact our transportation and distribution and other supply and sales costs. Also, a number of our key materials and components are single-sourced or have a limited number of suppliers, such as cobalt used in our Isomedix operations. Shortages in supply, regulatory requirements, or increases in the price of raw materials, components and energy supplies may adversely impact our business, performance, prospects, value, financial condition, or results of operations.

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

The occurrence of any of these or other events might disrupt or shut down operations, or otherwise adversely impact the production or profitability of a particular facility, or our operations as a whole. Certain casualties also might cause personal injury and loss of life, or severe damage to or destruction of property and equipment, and for casualties occurring at our facilities, result in liability claims against us. Although we maintain property and casualty insurance and liability and similar insurance of the types and in the amounts that we believe are customary for our industries, our insurance coverages have limits and we are not fully insured against all potential hazards and risks incident to our business. Should any of the hazards or risks occur, or should our insurance coverage be inadequate or unavailable, our business, performance, prospects, value, financial condition, and results of operations might be adversely affected, both during and after the event.

We conduct manufacturing, sales and distribution operations on a worldwide basis and are subject to a variety of risks associated with doing business outside the United States.

We maintain significant international operations, including operations in Canada, Europe, Asia and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include:

•	risks associated with foreign currency exchange rate fluctuations;

•	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;

•	foreign Customers with longer payment cycles than Customers in the United States;

•	tax rates in certain foreign countries that exceed those in the United States, and foreign earnings subject to withholding requirements;

•	tax laws that restrict our ability to use tax credits, offset gains, or repatriate funds;

•	tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	general economic and political conditions in countries where we operate or where end users of our products are situated;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries; and

•	difficulties associated with compliance with a variety of laws and regulations governing international trade, including the Foreign Corrupt Practices Act.

Implementation and achievement of international growth objectives also may be impeded by political, social, and economic uncertainties or unrest in countries in which we conduct operations or market or distribute our products. In addition, compliance with multiple, and potentially conflicting, international laws and regulations, import and export limitations, anti-corruption laws, and exchange controls may be difficult, burdensome or expensive.

For example, we are subject to compliance with various laws and regulations, including the Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot assure you that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of risks may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

Consolidations among our healthcare and pharmaceutical Customers may result in a loss of Customers or more significant pricing pressures.

A number of our Customers have consolidated. These consolidations are due in part to healthcare cost reduction measures initiated by competitive pressures as well as legislators, regulators and third-party payors. In an effort to attract Customers, some of our competitors have also reduced production costs and lowered prices. This has resulted in greater pricing pressures on us and in some cases loss of Customers. Additional consolidations could result in a loss of Customers or more significant pricing pressures. Additional consolidations and pricing pressures may occur as a result of recent healthcare legislation and economic conditions. A loss of Customers or more significant pricing pressure could have an adverse effect on our business, performance, prospects, value, financial conditions or results of operations.

Changes in healthcare laws or government and other third-party payor reimbursement levels to healthcare providers, or failure to meet healthcare reimbursement or other requirements might negatively impact our business.

We sell many of our products to hospitals and other healthcare providers and pharmaceutical manufacturers. Many of these Customers are subject to or supported by government programs or receive reimbursement for services from third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans, and managed care programs. In the United States, many of these programs set maximum reimbursement levels for these healthcare services and can have complex reimbursement requirements. In addition, the recent healthcare legislation imposes additional taxes on device manufacturers, and the overall impact of the legislation is uncertain. Outside the United States, reimbursement systems vary significantly by country. However, government-managed healthcare systems control reimbursement for healthcare services in many foreign countries. In these countries, as well as in the United States, public budgetary constraints may significantly impact the ability of hospitals, pharmaceutical manufacturers, and other Customers supported by such systems to purchase our products. If government or other third-party payors deny or change coverage, reduce their current levels of reimbursement for healthcare services, or otherwise implement measures to regulate pricing or contain costs or if our costs increase more rapidly than reimbursement level or permissible pricing increases or we do not satisfy the standards or requirements for reimbursement, our revenues or profitability may suffer and our business, performance, value, prospects, financial condition or results of operations may be adversely affected.

In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, recently enacted in the U.S., contains provisions that could have a material impact on our business. Among other provisions, this legislation imposes an excise tax on medical devices manufactured or offered for sale in the United States beginning in 2013. Various health care reform proposals have also emerged at the state level, and we are unable to predict which, if any, of those proposals will be enacted. However, the ultimate effect of health care reform legislation or any future legislation or regulation could have a material adverse affect on our business, performance, value, prospects, financial condition, or results of operation.

We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition, or value.

Our operations are subject to extensive regulation in both the United States and in other countries where we do business. In the U.S, our products and services are regulated by the FDA and other regulatory authorities. In many foreign countries, sales of our products are subject to extensive regulations that may or may not be comparable to those of the FDA. In Europe, our products are regulated primarily by country and community regulations of those countries within the European Economic Area and must conform to the requirements of those authorities.

Government regulation applies to nearly all aspects of testing, manufacturing, safety, labeling, storing, recordkeeping, reporting, promoting, distributing, and importing or exporting of medical devices, products, and services. In general, unless an exemption applies, a sterilization, decontamination or medical device or product or service must receive regulatory approval or clearance before it can be marketed or sold. Modifications to existing products or the marketing of new uses for existing products also may require regulatory approvals, approval supplements or clearances. If we are unable to obtain any required approvals, approval supplements or clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and sale, or recall or restrict the use of such modified device, pay fines, or take other action until such time as appropriate clearance or approval is obtained.

Regulatory agencies may refuse to grant approval or clearance, or review and disagree with our interpretation of approvals or clearances, or with our decision that regulatory approval is not required or has been maintained. Regulatory submissions may require the provision of additional data and may be time consuming and costly, and their outcome is uncertain. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact our ability to market a previously cleared, approved, or unregulated device. Our failure to comply with the regulatory requirements of the FDA or other applicable regulatory requirements in the United States or elsewhere might subject us to administratively or judicially imposed sanctions. These sanctions include, among others, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production, sale and/or promotion. The failure to receive or maintain, or delays in the receipt of, relevant United States or international qualifications could have a material adverse affect on our business, performance, prospects, value, financial condition or results of operations.

Refer also for further information to the “Risk Factor” below titled, “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree” and the “Risk Factor” below titled “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators, and related matters”, and the “Risk Factor” below titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.” and to Part I, Item 3, “Legal Proceedings”.

Our products are subject to recalls and restrictions, even after receiving United States or foreign regulatory clearance or approval.

Ongoing medical device reporting regulations require that we report to appropriate governmental authorities in the United States and/or other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to a death or serious injury if the malfunction were to recur. Governmental authorities can require product recalls or impose restrictions for product design, manufacturing, labeling, clearance, or other issues. For the same reasons, we may voluntarily elect to recall or restrict the use of a product. Any recall or restriction could divert managerial and financial resources and might harm our reputation among our Customers and other healthcare professionals who use or recommend the products. Product recalls, restrictions, suspensions, re-labeling, or other change might have a material adverse affect on our business, performance, prospects, value, financial condition, or results of operations.

We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.

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

We are also subject to a variety of other types of claims, proceedings, investigations, and litigation initiated by government agencies or third parties and other potential risks and liabilities. These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our products and services, or other similar or different matters. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise injure our business.

Administratively or judicially imposed or agreed sanctions might include warning letters, fines, civil penalties, criminal penalties, loss of tax benefits, injunctions, product seizure, recalls, suspensions or restrictions, re-labeling, detention, and/or debarment. We also might be required to take actions such as payment of substantial amounts, or revision of financial statements, or to take the following types of actions with respect to our products, services, or business:

•	redesign, re-label, restrict, or recall products;

•	cease manufacturing and selling products;

•	seizure of product inventory;

•	court injunction restricting or prohibiting further marketing and sale of products or services;

•	consent decree, which could result in further regulatory constraints;

•	dedication of significant internal and external resources and costs to respond to and comply with legal and regulatory issues and constraints;

•	claims, litigation, and other proceedings brought by Customers, users, governmental agencies, and others;

•	disruption of product improvements and product launches;

•	discontinuation of certain product lines or services; or

•	other restrictions or limitations on product sales, use or operation, or other activities or business practices.

Some product replacements or substitutions may not be possible or may be prohibitively costly or time consuming.

Examples of the types of matters described above are the warning letter we received from the FDA on May 16, 2008 regarding our SYSTEM 1® sterile processing system, and the Consent Decree entered on April 20, 2010. In summary, the warning letter outlined the FDA’s assertion that significant changes or modifications had been made in the design, components, method of manufacture or intended use of the device, beyond the FDA’s 1988 clearance of the device, such that the FDA asserted a new premarket notification submission was required. After extensive discussion, negotiation and interaction between FDA and us, a consent decree was agreed upon and approved by the Federal District Court for the Northern District of Ohio on April 20, 2010 (the “Consent Decree”). As a consequence of these interactions and the Consent Decree there are numerous restrictions on us with respect to SYSTEM 1 and other liquid chemical sterilizing and disinfecting devices, components and accessories. For example, we have discontinued all sales of our SYSTEM 1 processor to U.S. Customers and will discontinue the provision of service, parts, accessories and sterilant for SYSTEM 1 units in the U.S. no later than August 2, 2011. As a result of these current and future restrictions and commitments, our revenues, earnings, business, performance, prospects or value may be negatively impacted. The Consent Decree also prohibits the sale of liquid chemical sterilizing or disinfecting products that do not have FDA clearance, describes various process and compliance issues, and defines penalties for non-compliance. (For more information regarding this warning letter and the Consent Decree, see the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated” and “Legal Proceedings” below.) The Consent Decree, claims by Customers and other parties, and other events or impact associated with these matters could materially affect our business, performance, prospects, value, financial condition, or results of operations.

The ongoing impact of the Consent Decree, or the impact of any legal, regulatory, or compliance claims, proceeding, investigation, or litigation, is difficult to predict. A legal, regulatory or compliance claim or matter regarding any significant product, service, or obligation of ours, could materially and adversely affect our business, performance, prospects, value, financial condition, or results of operations.

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

Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters.

FDA’s December 3, 2009 notice advised healthcare administrators that the FDA believed we had significantly modified SYSTEM 1, and therefore, were required to submit a new premarket notification to the FDA. As a result, the agency stated that it had not determined that SYSTEM 1 was safe or effective for sterilizing medical devices. The FDA recommended in the notice that Customers transition to an acceptable alternative as soon as possible if they have one; if not, that they promptly assess their patient care needs and sterilization and disinfection requirements and take steps to obtain legally-marketed SYSTEM 1 substitutes. Subsequently, FDA announced that it was extending the total recommended time period for transitioning from SYSTEM 1 in the U.S., through August 2, 2011. On February 22, 2010, FDA provided a notice to device manufacturers, recommending that manufacturers re-label their devices to identify alternative, legally-marketed, reprocessing methods. As a result of these notices, possible future FDA recommendations, Customer or patient reaction or claims, or other events, Customers may more quickly transition away from or terminate the use of SYSTEM 1, reduce or discontinue the purchase of sterilant and services relating to SYSTEM 1, reduce or discontinue purchases of other STERIS products, including other STERIS products that the FDA considers acceptable alternatives or take other action that could materially adversely affect our business. Customers also may be more disinclined to purchase our new SYSTEM 1E Liquid Chemical Sterilant Processing System. In connection with this transition, we are offering rebates and other considerations to Customers. As a result, revenues lost, transition costs incurred, incentives or other consideration provided, claims and compliance costs, and other expenses incurred and impacts resulting from these circumstances, may have an material adverse effect on our business, performance, prospects, value, financial condition or results of operations. For more information regarding this letter and the SYSTEM 1 situation, see the “Risk Factor” titled “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree” appearing earlier in this Item 1A and “Legal Proceedings” in Item 3 of Part 1.

Existing and new Customers may not purchase or use the new liquid chemical sterilant system or related consumables consistent with the purchase and use of the existing SYSTEM 1®.

In January 2009, we submitted a 510(k) premarket notification to the FDA for a new liquid chemical sterilant processing system intended to serve as successor to the SYSTEM 1. We were notified by the FDA on April 6, 2010 that this new system, known as the SYSTEM 1E Liquid Chemical Sterilant Processing System, which is indicated for liquid chemical sterilization of cleaned, immersible, and reusable critical and semi-critical heat sensitive medical devices in healthcare facilities, had been cleared for marketing and sale. However, there can be no assurance as to the extent that such new liquid chemical sterilant processing system will receive market acceptance or that any such acceptance will be consistent with the prior market demand for SYSTEM 1. Moreover, initially margins for SYSTEM 1E units, sterilant and service will be lower than for SYSTEM 1. In connection with this transition, we are offering rebates and other considerations to Customers. If sales or use of the SYSTEM 1E or related parts, accessories, sterilant or service are significantly less than the existing for SYSTEM 1, or it start-up, warranty, guarantee, transition or other costs are greater than anticipated for SYSTEM 1E that could have a material adverse effect on our business, prospects, performance, value, financial condition or results of operations.

We may not be able to produce units of the new liquid chemical sterilant system quickly enough to meet Customer demand.

As noted elsewhere, because we are transitioning away from SYSTEM 1 in the U.S., U.S. Customers currently using SYSTEM 1 will need to position themselves to meet their sterilization and high level disinfecting needs using other products and systems. We believe that the SYSTEM 1E recently cleared by the FDA will meet these needs for a large number of current SYSTEM 1 users. However, to the extent we are unable to produce SYSTEM 1E units in sufficient numbers to meet demand of existing SYSTEM 1 Customers, those Customers who need to replace SYSTEM 1 units and who are unable to obtain SYSTEM 1E and are unwilling to purchase other alternative systems and products sold by us may have to purchase alternative systems and products from competitors, which could have a material adverse effect on our business, prospects, performance, value, financial condition or results of operations.

Compliance with the Consent Decree may be more costly and burdensome than anticipated.

The Consent Decree contains numerous requirements that could create significant costs and compliance risks. The Consent Decree, which is expected to remain in force for a minimum period of five years, includes provisions permitting the government to take corrective actions against us if it determines we have violated the Consent Decree, including the right to issue an order requiring cessation of production or take other corrective action, and in some cases we may be required to implement the order before bringing the matter before a court. Failures to comply with the Consent Decree or FDA regulations respecting liquid chemical sterilizing or disinfecting devices also may result in liquidated damages specified in the Consent Decree of up to ten million dollars per calendar year. If costs associated with compliance with the Consent Decree significantly exceed the amounts anticipated, or if we violate the terms of the Consent Decree, our business, performance, value, financial condition, prospects or results of operations may be adversely affected.

We engage in acquisitions and affiliations, divestitures, and other business arrangements. Our growth may be adversely affected if we are unable to successfully identify, price, and integrate strategic business candidates or otherwise optimize our business portfolio.

Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, and other actions to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. Our success will also depend on our ability to integrate the businesses acquired or to develop satisfactory working arrangements with our strategic partners in joint ventures or other affiliations, or to divest or realign businesses. Competition for strategic business candidates may result in increases in costs and price for acquisition and market valuation issues may reduce the value available for divestiture of non-strategic businesses. These types of transactions are also subject to a number of risks and uncertainties, including:

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

If we are unable to realize the anticipated operating efficiencies and synergies or other expected transaction benefits, our business, prospects, performance, value, financial condition or results of operation may be adversely impacted.

Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified management and other personnel, or if the Consent Decree or other compliance matters adversely impact our personnel.

Our continued success depends, in large part, on our ability to hire and retain highly qualified people and if we are unable to do so, our business and operations may be impaired or disrupted. Competition for highly qualified people is intense and there is no assurance that we will be successful in attracting or retaining replacements to fill vacant positions, successors to fill retirements or employees moving to new positions, or other highly qualified personnel. Our CEO and Chief Technology Officer are parties to the Consent Decree, and other officers and directors are also subject to its terms. If the Consent Decree or other legal, regulatory or compliance matters create significant distraction or diversion of significant or unanticipated resources or attention, that could have a material adverse effect on the responsibilities and retention of these persons, and on our business, performance, prospects, value, financial condition or results of operation.

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

We rely on a combination of patents, trade secrets, know-how, and confidentiality agreements to protect the proprietary aspects of our technology. These measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of our proprietary rights. Litigation may also be brought against us claiming that we have violated the intellectual property rights of others. Litigation may be costly and may divert management’s attention from other matters. Additionally, in some foreign countries with weaker intellectual property rights, it may be difficult to maintain and enforce patents and other proprietary rights or defend against claims of infringement. If we are unable to obtain necessary patents, our patents and other proprietary rights are successfully challenged, or competitors independently develop substantially equivalent information and technology or otherwise gain access to our proprietary technology, our business, performance, value, financial condition, or results of operations may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2010. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

In the table below, “Contract Sterilization” refers to locations of the Isomedix segment. “Manufacturing,” “Warehousing,” “Operations,” or “Sales Offices” refer to locations serving both the Healthcare and Life Sciences segments.

United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.S./INTL	Use	Owned/Leased
Montgomery, AL	U.S.	Manufacturing	Owned
Nogales, AZ	U.S.	Contract Sterilization	Owned
Ontario, CA	U.S.	Contract Sterilization	Owned
Temecula, CA	U.S.	Contract Sterilization	Owned
Libertyville, IL (2 locations)	U.S.	Contract Sterilization	Owned
Northborough, MA	U.S.	Contract Sterilization	Owned
St. Louis, MO	U.S.	Manufacturing	Owned
South Plainfield, NJ	U.S.	Contract Sterilization	Owned
Whippany, NJ	U.S.	Contract Sterilization	Owned
Chester, NY	U.S.	Contract Sterilization	Owned
Groveport, OH	U.S.	Contract Sterilization	Owned
Mentor, OH (7 locations)	U.S.	Corporate Headquarters	Owned
	U.S.	Sales/Marketing Offices	Owned
	U.S.	Administrative Offices	Owned
	U.S.	Manufacturing/Warehousing	Owned
	U.S.	Manufacturing/Operations	Owned
Vega Alta, PR	U.S.	Contract Sterilization	Owned
Spartanburg, SC	U.S.	Contract Sterilization	Owned
El Paso, TX (2 locations)	U.S.	Contract Sterilization	Owned
Sandy, UT	U.S.	Contract Sterilization	Owned
Quebec City, Canada	INTL	Manufacturing	Owned
Whitby, Canada	INTL	Contract Sterilization	Owned
Leicester, England (2 locations)	INTL	Manufacturing/Warehousing	Owned
Tuusula, Finland	INTL	Manufacturing/Sales Office	Owned
Pieterlen, Switzerland	INTL	Manufacturing/Sales Office	Owned
San Diego, CA	U.S.	Contract Sterilization	Leased
Morton Grove, IL	U.S.	Contract Sterilization	Leased
Minneapolis, MN	U.S.	Contract Sterilization	Leased
St. Louis, MO	U.S.	Warehousing/Distribution	Leased
Reno, NV	U.S.	Warehousing	Leased
Mentor, OH	U.S.	Administrative Offices	Leased
Erie, PA (2 locations)	U.S.	Administrative Offices	Leased
Grand Prairie, TX	U.S.	Contract Sterilization	Leased
Brussels, Belgium	INTL	Sales Office	Leased
Sao Palo, Brazil	INTL	Sales Office	Leased
Mississauga, Canada	INTL	Sales Office/Warehousing	Leased
Shanghai, China	INTL	Sales Office	Leased
Basingstoke, England	INTL	European Corporate Headquarters/Sales Office	Leased
Saran, France (4 locations)	INTL	Manufacturing/Sales Office/ Showroom	Leased
Cologne, Germany	INTL	Sales Office	Leased
Calcutta, India	INTL	Sales Office	Leased
Segrate, Italy	INTL	Sales Office	Leased
Tokyo, Japan (2 locations)	INTL	Sales Office/Warehousing	Leased
Petaling Jaya, Malaysia	INTL	Sales Office	Leased
Guadalupe, Mexico	INTL	Manufacturing	Leased
Moscow, Russia	INTL	Sales Office	Leased
Singapore	INTL	Sales Office	Leased
Madrid, Spain	INTL	Sales Office	Leased

ITEM 3.	LEGAL PROCEEDINGS

We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), commercial claims (e.g., breach of contract, economic loss, warranty, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

We believe we have adequately reserved for our current litigation and claims that are probable and estimable, and further believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings (including without limitation the FDA-related matters discussed below). For certain types of claims, we presently maintain product liability insurance coverage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1® sterile processor and the STERIS™ 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this Item 3 as the “device”). Among other matters, the warning letter included the FDA’s assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA’s preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company’s response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing SYSTEM 1installed base in the U.S. for at least a two year period from that date.

On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA’s “concerns about the SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In the notice, among other things, FDA stated its belief that the SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA had not determined whether the SYSTEM 1® was safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and affect on the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the SYSTEM 1® that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA’s December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, they should transition to that alternative as soon as possible. After its December 3, 2009 notice, we engaged in extensive discussions with the FDA regarding a comprehensive resolution of this matter. On February 2, 2010, the FDA notified healthcare facility administrators and infection control practitioners that FDA’s total recommended time period for transitioning from SYSTEM 1 in the U.S. was 18 months from that date. During this transition period in the U.S., we have continued to support the existing SYSTEM 1 installed base by providing accessories, sterilant, service and parts for U.S. Customers.

In April 2010 we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). On April 19, 2010, a Complaint and Consent Decree were filed in the U.S. District Court for the Northern District of Ohio, and on April 20, 2010, the Court approved the Consent Decree. In general, the

Consent Decree addresses regulatory matters regarding SYSTEM 1, restricts further sales of SYSTEM 1 processors in the U.S., defines certain documentation and requirements for continued service and support of SYSTEM 1 in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree.

The Consent Decree also provides that we may continue to support our Customers’ use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer’s need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Customer Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash rebate or a trade-in allowance toward the future purchase of new STERIS capital equipment or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result of the Rebate Program, we will record a liability of up to $100 million during the first quarter of fiscal 2011 that will result in a one-time reduction of revenue and earnings on a pretax basis.

The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions since January 2009 with respect to SYSTEM 1, including the Transition Plan were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this Item 3 or in various portions of Item 1A. of Part I contained in this Annual Report on Form 10-K. On February 5, 2010, a complaint was filed by a Customer who claims to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. Steris Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys’ fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. We are evaluating this matter and expect to defend against these allegations. This proceeding or others involving our SYSTEM 1® sterile processing system and STERIS™ 20 sterilant could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.

For additional information regarding these matters, see the following portions of this Annual Report on Form 10-K for the year ended March 31, 2010: “Business—Information with respect to our Business in General—Recent Events—Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” totaled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”

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

ITEM 4.	EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents certain information regarding our executive officers. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
William L. Aamoth	56	Vice President and Corporate Treasurer
Dr. Peter A. Burke	61	Senior Vice President and Chief Technology Officer
Timothy L. Chapman	48	Senior Vice President and Group President, Healthcare
Mark D. McGinley	53	Senior Vice President, General Counsel, and Secretary
Robert E. Moss	65	Senior Vice President and Group President, STERIS Isomedix Services and Life Sciences
Walter M Rosebrough, Jr.	56	President and Chief Executive Officer
Michael J. Tokich	41	Senior Vice President and Chief Financial Officer

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

Robert E. Moss serves as Senior Vice President and Group President, STERIS Isomedix Services and Life Sciences. He assumed this role in October 2009. He served as Senior Vice President and Group President, STERIS Isomedix Services, from April 2005 until October 2009 and served as Vice President and Group President, STERIS Isomedix Services from March 2003 until April 2005.

Walter M Rosebrough, Jr. serves as President and Chief Executive Officer. He assumed this role when he joined STERIS in October 2007. Mr. Rosebrough also joined our Board of Directors in October 2007. Prior to his employment with STERIS, Mr. Rosebrough served from February 2005 to September 2007 as President and Chief Executive Officer of Coastal Hydraulics, Inc., a company that he purchased in 2005. From January 2003 until February 2005, Mr. Rosebrough was involved in a variety of personal business matters, including the purchase of Coastal Hydraulics. From 2000 to 2003, he was President and CEO of Vasocor, Inc., a start-up focused on the development of medical devices to detect atherosclerosis. Prior to Vasocor, Mr. Rosebrough spent nearly 20 years in the healthcare industry in various roles as a senior executive with Hillenbrand Industries, Inc., a worldwide provider of medical equipment and related services, including President and CEO of Support Systems International, President and CEO of Hill-Rom, and Executive Vice President of Hillenbrand.

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

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2010
High	$34.63	$35.42	$30.85	$27.02
Low	25.65	25.65	24.68	22.22
Fiscal 2009
High	$28.24	$37.61	$38.93	$33.09
Low	19.20	21.75	28.21	25.40

Holders.  As of March 31, 2010, there were approximately 1,167 holders of record of our common shares. However, we believe that we have a significantly larger number of beneficial holders of common shares.

Dividend Policy.  The Company’s Board of Directors decides the timing and amount of any dividends we may pay. During fiscal 2010, we paid cash dividends totaling $2.44 per outstanding common share ($2.11 per outstanding common share to common shareholders of record on November 24, 2009 and $0.11 per outstanding common share to common shareholders of record on each of the following record dates: May 21, 2009, August 20, 2009, and February 23, 2010). During fiscal 2009, we paid cash dividends totaling $0.30 per outstanding common share ($0.06 per outstanding common share to common shareholders of record on May 14, 2008 and $0.08 per outstanding common share to common shareholders of record on each of the following record dates: August 14, 2008, November 11, 2008 and February 11, 2009).

Recent Sales of Unregistered Securities.  None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following table presents information with respect to purchases STERIS made of its shares of common stock during the fourth quarter of the 2010 fiscal year:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan at Period End(2)
				(in thousands	)
January 1 - 31	—	$—	—	$203,864
February 1 - 28	—	—	—	203,864
March 1 - 31	—	—	—	203,864
Total	—	$—	—	$203,864

(1)	Does not include 65 shares purchased during the quarter at an average price of $30.42 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.
(2)	On March 14, 2008 we announced that, the Board of Directors had authorized the repurchase of up to $300.0 million of our common shares. As of March 31, 2010, $203.9 million in common shares remained authorized for repurchase under the current share repurchase authorization. This authorization does not have a stated maturity date. We provide information about our full year fiscal 2010 share repurchase activity in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
(in thousands, except per share data)	2010(1)	2009(1)	2008(1)	2007(1)(3)	2006(1)(2)(3)
Statements of Income Data:
Revenues	$1,257,733	$1,298,525	$1,265,090	$1,197,407	$1,160,285
Gross profit	539,181	526,742	510,603	492,253	484,185
Restructuring expenses	4,848	3,554	15,461	6,584	25,308
Income from continuing operations	203,712	175,445	123,545	137,701	109,698
Income taxes	63,349	55,800	42,693	51,833	45,172
Income from discontinued operations, net of tax	—	—	—	—	1,109
Gain on the sale of discontinued operations, net of tax	—	—	—	1,058	6,234
Net income	128,467	110,685	77,106	82,155	70,289
Basic income per common share:
Income from continuing operations	$2.18	$1.88	$1.22	$1.24	$0.92
Income from discontinued operations	—	—	—	0.02	0.11
Net income	$2.18	$1.88	$1.22	$1.26	$1.03
Shares used in computing net income per common share – basic	58,826	58,778	63,300	65,174	68,238
Diluted income per common share:
Income from continuing operations	$2.16	$1.86	$1.20	$1.23	$0.91
Income from discontinued operations	—	—	—	0.02	0.11
Net income	$2.16	$1.86	$1.20	$1.25	$1.02
Shares used in computing net income per common share – diluted	59,423	59,448	64,077	65,731	68,939
Dividends per common share	$2.44	$0.30	$0.23	$0.18	0.16
Balance Sheets Data:
Working capital	$379,328	$351,104	$283,017	$267,321	$239,002
Total assets	1,238,402	1,216,939	1,239,292	1,209,170	1,188,973
Long-term indebtedness	210,000	210,000	179,280	100,800	114,480
Total liabilities	483,908	498,774	532,817	434,878	458,146
Total shareholders’ equity	753,714	717,736	706,152	774,292	730,827

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2)	Certain balance sheet reclassifications have been made to conform to the fiscal 2007 presentation.
(3)	On October 31, 2005, we completed the sale of our lyophilizer (freeze dryer) product line to GEA Group of Germany for 20.8 million euros (approximately $25.2 million). As a result of this transaction, we recorded an after-tax gain of approximately $7.3 million ($6.2 million in fiscal 2006 and $1.1 million in fiscal 2007). The freeze dryer product line, based in Cologne, Germany, was part of our Life Sciences segment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2010, 2009 and 2008, as well as Part I, Item 1A, “Risk Factors” and Part I, Item 3, “Legal Proceedings” for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.

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

We, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. Non-GAAP financial measures we may use are as follows:

•

Free cash flow – We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows, which are presented in Item 8, “Financial Statements and Supplementary Data,” less purchases of property, plant and equipment, plus proceeds from the sale of property, plant and equipment, which are also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2010 and 2009:

	Years Ended March 31,
(dollars in millions)	2010	2009
Cash flows provided by operating activities	$225.0	$167.4
Purchases of property, plant and equipment, and intangibles	(44.1)	(40.9)
Proceeds from the sale of property, plant and equipment, and intangibles	3.1	19.3
Free Cash Flow	$184.0	$145.8

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

•

Product Revenues – We define product revenues as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP® technology, water stills, and pure steam generators; integrated OR; surgical lights and tables; and the consumable family of products, which includes SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

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

•

Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes SYSTEM 1® consumables, sterility assurance products, skin care products, and cleaning consumables.

•	Recurring Revenues – We define recurring revenues as revenues generated from sales of consumable products and service revenues.

•

Acquired Revenues – We define acquired revenues as base revenues generated from acquired businesses or assets and additional volumes driven through acquired businesses or assets. We will use such measure for up to a year after acquisition.

GENERAL COMPANY OVERVIEW AND OUTLOOK

Our Business. Our mission is to provide a healthier today and safer tomorrow through knowledgeable people and innovative infection prevention, decontamination and health science technologies, products, and services. Our dedicated employees around the world work together to supply a broad range of solutions by offering a combination of capital equipment, consumables, and services to healthcare, pharmaceutical, industrial, and governmental Customers.

The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. In addition, each of our core industries is experiencing specific trends that could increase demand. Within healthcare, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, the aging population increases the demand for medical procedures, which increases the consumption of single use medical devices and surgical kits.

Beyond our core markets, infection-control issues are becoming a global concern, and emerging threats are prominent in the news. We are actively pursuing new opportunities to adapt our proven technologies to meet the changing needs of the global marketplace.

Highlights.  We entered fiscal 2010 with more uncertainty than we had seen in the last several years, including the economic environment, the potential for health care reform in the United States and the FDA warning letter regarding our SYSTEM 1® processing system. However, we also generated the efficiencies we anticipated from actions taken in recent fiscal years. These factors resulted in a decline in revenues of 3.1% but substantially improved operating margins.

In the fourth quarter of fiscal 2010, we adopted a restructuring plan primarily related to the consolidation of our European Healthcare manufacturing operations as well as certain European and North American back office functions. These actions combined with those put in place over the last several years will allow us to continue to improve our efficiencies.

For fiscal 2010, our financial position and cash flows remained strong, affording us financial flexibility. Cash flows from operations were $225.0 million and free cash flow was $184.0 million. We continue to maintain low debt levels with debt-to-total capital of 21.8% at March 31, 2010. Our primary use of cash during fiscal 2010 was the funding of dividends, including a special dividend of $2.00 per share paid during the third quarter.

A detailed discussion of our fiscal 2010 performance is included in the subsection of MD&A titled, “Results of Operations.”

Outlook.  We anticipate that the core markets we serve will generally improve to more normalized growth levels in fiscal 2011. However, we will continue to face numerous challenges including the uncertainty inherent in the transition from SYSTEM 1® to alternative products, the impact of the European economic conditions on our European Customers and the related potential for exchange rate volatility, and lack of clarity around the implications of health reform in the United States. We are responding to these challenges with new products that are designed to improve our Customers’ operations. We have received FDA clearance for SYSTEM 1E™, our next generation liquid chemical sterilant processing system, and we began taking orders for this product in the first quarter of fiscal 2011. Initial challenges for this product will be to obtain market acceptance, and then to increase production to levels sufficient to meet demand. In the meantime, we will continue to experience a decline in revenues associated with SYSTEM 1® parts, accessories, sterilant and services, which we will discontinue in the United States no later than August 2, 2011. See Part I, Item 3, “Legal Proceedings.”

Our results could be impacted by how quickly and the extent to which we are able to respond to raw material and other cost increases. We anticipate only moderate increases in raw material costs in fiscal 2011, primarily related to metals. The actions we have taken over the last several years have and will continue to benefit us as our cost base has been meaningfully reduced. In addition, fluctuations in foreign currency rates can impact revenues and costs outside of the United States creating uncertainty for our results for fiscal 2011 and beyond.

Although there are many uncertainties, at this time we believe our balance sheet and ability to generate cash is strong and provides us with the flexibility to pursue opportunities for growth.

MATTERS AFFECTING COMPARABILITY

Restructuring.  During the fourth quarter of fiscal 2010, we adopted a restructuring plan primarily related to the transfer of the remaining operations in our Erie, Pennsylvania facility to the U.S. headquarters in Mentor, Ohio and the consolidation of our European Healthcare manufacturing operations into two central locations within Europe (the “Fiscal 2010 Restructuring Plan”). In addition, we rationalized certain products and eliminated certain positions.

In fiscal 2010 in connection with the Fiscal 2010 Restructuring Plan, we recorded pre-tax expenses totaling $6.3 million related to these actions, of which, $5.3 million was recorded as restructuring expenses and $0.9 million was recorded in cost of revenues. We also expect to incur an additional $4.3 million during the next two fiscal years. These actions are intended to enhance profitability and increase efficiencies.

During the third quarter of fiscal 2009, we adopted a restructuring plan primarily focused on our international operations (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We also consolidated our operations in Japan. These actions directly impacted approximately 100 employees worldwide.

In fiscal 2010, we settled certain obligations related to the Fiscal 2009 Restructuring Plan for less then anticipated. In fiscal 2009, we recorded pre-tax expenses totaling $15.6 million related to these actions, of which $4.8 million was recorded as restructuring expenses and $10.8 million was recorded in cost of revenues. We do not expect to incur significant additional expenses related to this plan.

During the fourth quarter of fiscal 2008, we adopted a restructuring plan primarily focused on our North American operations (the “Fiscal 2008 Restructuring Plan”). As part of this plan, we announced the closure of two sales offices, reduced the workforce in certain support functions, and rationalized certain products. These actions were intended to enhance profitability and improve efficiencies by reducing ongoing operating costs. Across all of our reporting segments, approximately 90 employees, primarily located in North America, were directly impacted.

In the third quarter of fiscal 2009, we reversed our decision in connection with the Fiscal 2008 Restructuring Plan, to close one of the sales offices, because a satisfactory exit from our warranty and service obligations could not be achieved. As a result, we have reversed restructuring expenses recorded in the fourth quarter of fiscal 2008 totaling approximately $1.0 million.

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

Operating income for fiscal 2009 includes pre-tax restructuring expenses of approximately a negative $0.2 million primarily for certain severance benefits that were settled for less than originally expected. Operating income for fiscal 2008 includes pre-tax restructuring expenses for the Fiscal 2006 Restructuring Plan of approximately $3.6 million, primarily for non-cash expenses related to asset write-downs, accelerated recognition of pension and retiree medical benefits, and severance and termination benefits related to the transfer and other restructuring actions.

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

International Operations.  Since we conduct operations outside of the United States using various foreign currencies, fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2010, our revenues were favorably impacted by $0.6 million, or 0.1%, and income before taxes was unfavorably impacted by $1.8 million, or 0.9%, as a result of foreign currency movements relative to the U.S. dollar.

RESULTS OF OPERATIONS

In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of the results of operations of the Company and then separately discuss earnings for our operating segments.

FISCAL 2010 AS COMPARED TO FISCAL 2009

Revenues.  The following table compares our revenues for the year ended March 31, 2010 to the year ended March 31, 2009:

	Years Ended March 31,			Percent Change	Percentage of Total Revenues
(dollars in thousands)	2010	2009	Change		2010(1)	2009(1)
Capital revenues	$481,527	$536,647	$(55,120)	(10.3)%	38.3%	41.3%
Consumable revenues	317,475	294,882	22,593	7.7%	25.2%	22.7%
Product revenues	799,002	831,529	(32,527)	(3.9)%	63.5%	64.0%
Service revenues	458,731	466,996	(8,265)	(1.8)%	36.5%	36.0%
Total Revenues	$1,257,733	$1,298,525	$(40,792)	(3.1)%	100.0%	100.0%
Service revenues	$458,731	$466,996	$(8,265)	(1.8)%	36.5%	36.0%
Consumable revenues	317,475	294,882	22,593	7.7%	25.2%	22.7%
Recurring revenues	776,206	761,878	14,328	1.9%	61.7%	58.7%
Capital revenues	481,527	536,647	(55,120)	(10.3)%	38.3%	41.3%
Total Revenues	$1,257,733	$1,298,525	$(40,792)	(3.1)%	100.0%	100.0%
United States	$949,637	$993,487	$(43,850)	(4.4)%	75.5%	76.5%
International	308,096	305,038	3,058	1.0%	24.5%	23.5%
Total Revenues	$1,257,733	$1,298,525	$(40,792)	(3.1)%	100.0%	100.0%

(1)	Certain percentages may not calculate exactly due to rounding.

Revenues decreased $40.8 million, or 3.1%, to $1,257.7 million for the year ended March 31, 2010, as compared to $1,298.5 million for the year ended March 31, 2009. For fiscal 2010, recurring revenues increased $14.3 million or 1.9% as compared to fiscal 2009. The recurring revenues increase was generated by a 7.7% increase in consumable revenues, which was partially offset by a 1.8% decrease in service revenues during fiscal 2010 as compared to fiscal 2009. Consumable revenues increased in the Healthcare and Life Sciences segments by 6.7% and 12.6%, respectively. Service revenues decreased $8.3 million or 1.8% resulting from declines in all three reportable segments during fiscal 2010 as compared to fiscal 2009. Capital revenues decreased $55.1 million or 10.3% during fiscal 2010 as compared to fiscal 2009. The decrease in capital revenues was driven by an 11.4% decrease within the Healthcare segment and 5.2% decrease within the Life Sciences segment. The Healthcare segment capital equipment revenues were generally affected by the macroeconomic environment in the U.S., which limited capital investments by our Customers. The Life Sciences segment capital equipment revenues were also affected by the economic downturn and consolidations within the industry limiting the order levels from our pharmaceutical Customers.

International revenues for fiscal 2010 were $308.1 million, an increase of $3.1 million, or 1.0%, as compared to fiscal 2009. The increase in year-over-year international revenues was primarily attributable to increases in consumable revenues within Healthcare and Life Sciences of 4.2% and 13.4% respectively. International consumable revenues growth was led by increases in Canada and Europe of 14.5% and 2.4%, respectively.

United States revenues for fiscal 2010 were $949.6 million, a decrease of $43.9 million, or 4.4%, as compared to fiscal 2009. The decrease was primarily driven by a decrease in Healthcare capital equipment revenues of 16.8% offset by an increase in consumable revenues of 8.3%.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit.  The following table compares our gross profit for the year ended March 31, 2010 to the year ended March 31, 2009:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Gross Profit:
Product	$344,014	$334,614	$9,400	2.8%
Service	195,167	192,128	3,039	1.6%
Total Gross Profit	$539,181	$526,742	$12,439	2.4%
Gross Profit Percentage:
Product	43.1%	40.2%
Service	42.5%	41.1%
Total Gross Profit Percentage	42.9%	40.6%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross margin increased 230 basis points to 42.9% for fiscal 2010 as compared to 40.6% for fiscal 2009. In fiscal 2010, we benefited from price increases, productivity improvements, lower restructuring expenses related to inventory, decreased material costs, and favorable foreign currency exchange rates partially offset by decreased volume.

Operating Expenses.  The following table compares our operating expenses for the year ended March 31, 2010 to the year ended March 31, 2009:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Expenses:
Selling, general, and administrative	$296,613	$314,983	$(18,370)	(5.8)%
Research and development	34,008	32,760	1,248	3.8%
Restructuring expenses	4,848	3,554	1,294	36.4%
Total Operating Expenses	$335,469	$351,297	$(15,828)	(4.5)%

Compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses are significant components of selling, general, and administrative expenses (“SG&A”). SG&A decreased $18.4 million, or 70 basis points, to 23.6% of total revenues for fiscal 2010 as compared to fiscal 2009. The decrease in SG&A during fiscal 2010 primarily reflects improved operating efficiencies and the benefit of initiatives implemented during prior years. Included in the fiscal 2009 SG&A is a reduction of $7.9 million resulting from a third quarter change in our paid time off benefit, which is now earned throughout the calendar year rather than earned in full at the beginning of the year. SG&A expenses for fiscal 2009 also include a $3.8 million gain on the sale of two Isomedix facilities.

Research and development expenses as a percentage of total revenues increased 20 basis points to 2.7% for fiscal 2010 as compared to fiscal 2009. The fiscal 2010 period includes a government subsidy of $1.1 million received for research and development expenses incurred by one of our international locations. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continually emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2010, our investments in research and development focused on, but were not limited to, enhancing capabilities of new chemistries and delivery systems for disinfection and sterilization, sterile processing combination technologies, surgical equipment and accessories, and the area of emerging infectious agents such as Prions and Nanobacteria.

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

During the fourth quarter of fiscal 2010, we adopted a restructuring plan primarily related to the transfer of the remaining operations in our Erie, Pennsylvania facility to the U.S. headquarters in Mentor, Ohio and the consolidation of our European Healthcare manufacturing operations into two central locations within Europe (the “Fiscal 2010 Restructuring Plan”). In addition, we rationalized certain products and eliminated certain positions.

In fiscal 2010 in connection with the Fiscal 2010 Restructuring Plan, we recorded pre-tax expenses totaling $6.3 million related to these actions, of which, $5.3 million was recorded as restructuring expenses and $0.9 million was recorded in cost of revenues. We also expect to incur an additional $4.3 million during the next two fiscal years. These actions are intended to enhance profitability and increase operating efficiencies.

During the third quarter of fiscal 2009, we adopted a restructuring plan primarily focused on our international operations (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We also consolidated our operations in Japan. These actions directly impacted approximately 100 employees worldwide.

In fiscal 2010, we settled certain obligations related to the Fiscal 2009 Restructuring Plan for less then anticipated. In fiscal 2009, we recorded pre-tax expenses totaling $15.6 million related to these actions, of which $4.8 million was recorded as restructuring expenses and $10.8 million was recorded in cost of revenues. We do not expect to incur significant additional expenses related to this plan.

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

In the third quarter of fiscal 2009, we reversed our decision in connection with the Fiscal 2008 Restructuring Plan, to close one of the sales offices, because a satisfactory exit from our warranty and service obligations could not be achieved. As a result, we have reversed restructuring expenses recorded in the fourth quarter of fiscal 2008 totaling approximately $1.0 million.

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

Operating income for fiscal 2009 includes pre-tax restructuring expenses of approximately a negative $0.2 million primarily for certain severance benefits that were settled for less than originally expected. Operating income for fiscal 2008 includes pre-tax restructuring expenses for the Fiscal 2006 Restructuring Plan of approximately $3.6 million, primarily for non-cash expenses related to asset write-downs, accelerated recognition of pension and retiree medical benefits, and severance and termination benefits related to the transfer and other restructuring actions.

We completed the transfer of our Erie, Pennsylvania manufacturing operations during fiscal 2008. During the fourth quarter of fiscal 2009, we settled the remaining obligations associated with the Fiscal 2006 Restructuring Plan.

We are continuing to evaluate all of our operations for additional opportunities to improve performance, but we have not committed to any additional specific actions.

Further information regarding our restructuring actions is included in note 2 to our consolidated financial statements titled, “Restructuring.”

The following tables summarize our total restructuring charges for fiscal 2010, fiscal 2009 and fiscal 2008:

	Year Ended March 31, 2010
(dollars in thousands)	Fiscal 2010 Restructuring Plan(1)	Fiscal 2009 Restructuring Plan(2)	Total
Severance, payroll and other related costs	$1,939	$(224)	$1,715
Asset impairment and accelerated depreciation	1,804	(2)	1,802
Product rationalization	883	(1,385)	(502)
Lease termination costs	1,243	(428)	815
Other	426	138	564
Total Restructuring Charges	$6,295	$(1,901)	$4,394

(1)	Includes $0.9 million in charges recorded in cost of revenues on the Consolidated Statements of Income.
(2)	Includes a negative $1.4 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

	Year Ended March 31, 2009
(dollars in thousands)	Fiscal 2009 Restructuring Plan(1)	Fiscal 2008 Restructuring Plan(2)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$4,280	$(365)	$—	$(178)	$3,737
Asset impairment and accelerated depreciation	1,112	(83)	—	—	1,029
Product rationalization	9,485	(464)	—	—	9,021
Lease termination costs	354	20	99	—	473
Other	349	(609)	—	—	(260)
Total Restructuring Charges	$15,580	$(1,501)	$99	$(178)	$14,000

(1)	Includes $10.8 million in charges recorded in cost of revenues on the Consolidated Statements of Income.
(2)	Includes a negative $0.4 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

	Year Ended March 31, 2008
(dollars in thousands)	Fiscal 2008 Restructuring Plan(1)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$5,213	$(80)	$203	$5,336
Asset impairment and accelerated depreciation	5,106	—	2,885	7,991
Product rationalization	3,754	—	—	3,754
Lease termination costs	898	165	(13)	1,050
Other	863	—	551	1,414
Total Restructuring Charges	$15,834	$85	$3,626	$19,545

(1)	Includes $4.1 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize the liabilities related to our restructuring activities:

	Fiscal 2010 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$—	$1,939	$(45)	$1,894
Asset impairment	—	1,804	(1,804)	—
Product rationalization	—	883	(883)	—
Lease termination obligations	—	1,243	(43)	1,200
Other	—	426	83	509
Total	$—	$6,295	$(2,692)	$3,603

	Fiscal 2009 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$1,920	$(224)	$(1,696)	$—
Asset impairment	—	(2)	2	—
Product rationalization	75	(1,385)	1,310	—
Lease termination obligations	337	(428)	91	—
Other	241	138	(379)	—
Total	$2,573	$(1,901)	$(672)	$—

	Fiscal 2008 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$501	$—	$(399)	$102
Asset impairment	409	—	(120)	289
Product rationalization	—	—	—	—
Lease termination obligations	881	—	(470)	411
Other	—	—	—	—
Total	$1,791	$—	$(989)	$802

	Fiscal 2009 Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$—	$4,280	$(2,360)	$1,920
Asset impairment	—	1,112	(1,112)	—
Product rationalization	—	9,485	(9,410)	75
Lease termination obligations	—	354	(17)	337
Other	—	349	(108)	241
Total	$—	$15,580	$(13,007)	$2,573

	Fiscal 2008 Restructuring Plan
		Fiscal 2009		March 31, 2009
(dollars in thousands)	March 31, 2008	Provision (1)	Payments/ Impairments
Severance and termination benefits	$4,244	$(365)	$(3,378)	$501
Asset impairment	492	(83)	—	409
Product rationalization	—	—	—	—
Lease termination obligations	898	20	(37)	881
Other	609	(609)	—	—
Total	$6,243	$(1,037)	$(3,415)	$1,791

(1)	Does not include a negative $464 in product rationalization costs that were charged against inventory.

	European Restructuring Plan
		Fiscal 2009		March 31, 2009
(dollars in thousands)	March 31, 2008	Provision	Payments/ Impairments
Lease termination obligations	$247	$99	$(346)	$—
Total	$247	$99	$(346)	$—

	Fiscal 2006 Restructuring Plan
(dollars in thousands)		Fiscal 2009
	March 31, 2008	Provision	Payments	March 31, 2009
Severance and termination benefits	$879	$(178)	$(701)	$—
Total	$879	$(178)	$(701)	$—

Non-Operating Expenses, Net.  Non-operating expense (income), net consists primarily of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our non-operating expense (income), net for the year ended March 31, 2010 to the year ended March 31, 2009:

	Years Ended March 31,
(dollars in thousands)	2010	2009	Change
Non-Operating Expenses:
Interest expense	$13,171	$10,563	$2,608
Interest and miscellaneous income	(1,275)	(1,603)	328
Non-Operating Expenses, Net	$11,896	$8,960	$2,936

During fiscal 2010, we had higher average outstanding debt levels and higher interest rates as compared to fiscal 2009. As a result, interest expense increased year over year.

Additional information regarding our outstanding debt is included in note 7 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense.  The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2010 and 2009:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Income tax expense	$63,349	$55,800	$7,549	13.5%
Effective income tax rate	33.0%	33.5%

The effective income tax rate for fiscal 2010 was 33.0% as compared to 33.5% for fiscal 2009. The lower effective income tax rate for fiscal 2010 resulted principally from a favorable change in valuation allowances. Additional information regarding our income tax expense is included in note 9 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations.  We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie, Pennsylvania manufacturing operation. Note 12 to our consolidated financial statements titled, “Business Segment Information,” and Item 1, “Business” provide detailed information regarding each business segment. The following table compares business segment revenues and Corporate and other for the year ended March 31, 2010 to the year ended March 31, 2009:

	Years Ended March 31,
(dollars in thousands)	2010	2009	Change	Percent Change
Revenues:
Healthcare	$892,474	$931,263	$(38,789)	(4.2)%
Life Sciences	218,209	216,701	1,508	0.7%
Isomedix	140,871	142,645	(1,774)	(1.2)%
Total Reportable Segments	1,251,554	1,290,609	(39,055)	(3.0)%
Corporate and other	6,179	7,916	(1,737)	(21.9)%
Total Revenues	$1,257,733	$1,298,525	$(40,792)	(3.1)%

Healthcare segment revenues were 71.0% of total revenues for the year ended March 31, 2010, as compared to 71.7% for the year ended March 31, 2009. Healthcare segment revenues decreased $38.8 million or 4.2%, to $892.5 million for the year ended March 31, 2010, as compared to $931.3 million for the prior fiscal year. Our Healthcare segment’s fiscal 2010 revenues were positively impacted by a 6.7% increase in consumable revenues driven by increases in demand in the United States and Canada of 7.4% and 14.6%, respectively. Healthcare revenues were negatively impacted by an 11.4% decrease in capital equipment revenues driven primarily by decreases in the United States, for both infection prevention and surgical support equipment. Service revenues decreased 1.6% primarily as result of a decline in capital equipment project installations within United States hospitals. At March 31, 2010, our Healthcare segment’s backlog amounted to $127.8 million, as compared to $119.8 million at March 31, 2009.

Life Sciences segment revenues represented 17.3% of total revenues for the year ended March 31, 2010, as compared to 16.7% for the year ended March 31, 2009. Life Sciences segment revenues increased $1.5 million, or 0.7%, to $218.2 million for the year ended March 31, 2010, as compared to $216.7 million for the prior fiscal year. Our Life Sciences segment fiscal 2010 revenues were favorably impacted by strong demand for our consumable products in the United States and Europe. The increase in consumable revenues was partially offset by a decline in capital equipment and service revenues of 5.2% and 0.9%, respectively. Life Sciences capital equipment revenues were unfavorably impacted by the economic downturn and consolidations within the industry limiting the order levels from our pharmaceutical Customers. At March 31, 2010, our Life Sciences segment’s backlog amounted to $41.8 million, as compared to $45.2 million at March 31, 2009.

Isomedix segment revenues represented 11.2% of total revenues for the year ended March 31, 2010, as compared to 11.0% for the year ended March 31, 2009. Revenues for this segment decreased $1.8 million, or 1.2%, during fiscal 2010, as compared to fiscal 2009. Revenues during fiscal 2010 were affected by the previously disclosed sale of two facilities during fiscal 2009, which were partially offset by increased demand from our core medical device Customers.

The following table compares our business segments and Corporate and other operating results for the year ended March 31, 2010 to the year ended March 31, 2009:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Income:
Healthcare	$151,520	$132,601	$18,919	14.3%
Life Sciences	30,952	18,413	12,539	68.1%
Isomedix	31,103	34,763	(3,660)	(10.5)%
Total Reportable Segments	213,575	185,777	27,798	15.0%
Corporate and other	(9,863)	(10,332)	469	NM
Total Operating Income	$203,712	$175,445	$28,267	16.1%

NM – Not meaningful.

Segment operating income is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. Corporate cost allocations are based on each segment’s percentage of revenues, headcount, or other variables in relation to those of the total Company. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. “Corporate and other” includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits, as previously discussed.

In fiscal 2010, restructuring expenses of $3.8 million and $0.6 million were included in operating income for Healthcare and Life Sciences, respectively. In fiscal 2009, restructuring expenses of $11.4 million and $2.6 million, were included in the operating income for Healthcare and Life Sciences respectively.

Our Healthcare segment’s operating income increased $18.9 million, or 14.3%, to $151.5 million for the year ended March 31, 2010 from $132.6 million during the prior fiscal year. Our Healthcare segment’s operating margins were 17.0% and 14.2%, respectively, for the years ended March 31, 2010 and March 31, 2009. Lower raw material costs, modest price increases, and operating efficiencies more than offset decreases in volume. The Healthcare segment’s fiscal 2010 and fiscal 2009 operating margins include restructuring expenses of $3.8 million and $11.4 million, respectively. The fiscal 2010 operating margin includes $3.2 million in product modification expenses primarily associated with corrections made to certain of our surgical tables in the field. Fiscal 2009 results also include a pre-tax benefit of $5.9 million resulting from the third quarter change in our benefit policy related to paid time off which is now earned throughout the year rather than earned in full at the beginning of the year.

Our Life Sciences segment’s operating income increased $12.5 million, or 68.1%, to $31.0 million in fiscal 2010 from $18.4 million in fiscal 2009. Our Life Sciences segment’s operating margins were 14.2% and 8.5%, respectively, for the years ended March 31, 2010 and March 31, 2009. The improvement was primarily driven by product mix and operating efficiencies. In fiscal 2010 and fiscal 2009, Life Sciences segment’s operating income includes $0.6 million and $2.6 million, respectively, in restructuring expenses. Fiscal 2009 results also include a pre-tax benefit of $1.2 million resulting from the third quarter change in our benefit policy related to paid time off.

Our Isomedix segment’s operating income decreased $3.7 million, or 10.5%, to $31.1 million for the year ended March 31, 2010 as compared to $34.8 million during the prior fiscal year. Isomedix segment’s operating margins were 22.1% and 24.4%, respectively, for the years ended March 31, 2010 and March 31, 2009. Restructuring expenses of $0.4 million associated with the Fiscal 2008 Restructuring Plan are included in this segment’s fiscal 2009 operating income. The segment’s fiscal 2009 results also include a pre-tax benefit of $0.8 million resulting from the third quarter change in our benefit policy related to paid time off and a $3.8 million gain from the sale of two facilities. Operating margins of Isomedix are impacted by volume levels as the facilities operate with relatively high percentages of fixed costs.

FISCAL 2009 AS COMPARED TO FISCAL 2008

Revenues. The following table compares our revenues for the year ended March 31, 2009 to the year ended March 31, 2008:

	Years Ended March 31,			Percent Change	Percentage of Total Revenues
(dollars in thousands)	2009	2008	Change		2009(1)	2008(1)
Capital revenues	$536,647	$528,082	$8,565	1.6%	41.3%	41.7%
Consumable revenues	294,882	283,976	10,906	3.8%	22.7%	22.4%
Product revenues	831,529	812,058	19,471	2.4%	64.0%	64.2%
Service revenues	466,996	453,032	13,964	3.1%	36.0%	35.8%
Total Revenues	$1,298,525	$1,265,090	$33,435	2.6%	100.0%	100.0%
Service revenues	$466,996	$453,032	$13,964	3.1%	36.0%	35.8%
Consumable revenues	294,882	283,976	10,906	3.8%	22.7%	22.4%
Recurring revenues	761,878	737,008	24,870	3.4%	58.7%	58.3%
Capital revenues	536,647	528,082	8,565	1.6%	41.3%	41.7%
Total Revenues	$1,298,525	$1,265,090	$33,435	2.6%	100.0%	100.0%
United States	$993,487	$971,018	$22,469	2.3%	76.5%	76.8%
International	305,038	294,072	10,966	3.7%	23.5%	23.2%
Total Revenues	$1,298,525	$1,265,090	$33,435	2.6%	100.0%	100.0%

(1)	Certain percentages may not calculate exactly due to rounding.

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

During the third quarter of fiscal 2009, we adopted the Fiscal 2009 Restructuring Plan, which was intended to enhance our profitability and improve efficiency primarily by reducing ongoing international operating costs. As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We also consolidated our operations in Japan. These actions are expected to directly impact approximately 100 employees worldwide. Information regarding the impact of the restructuring actions on our employee benefit plans is included in note 10 to our consolidated financial statements titled, “Benefit Plans.”

In fiscal 2009 in connection with the 2009 Restructuring Plan, we recorded pre-tax expenses totaling $15.6 million related to these actions, of which $4.8 million was recorded as restructuring expenses and $10.8 million was recorded in cost of revenues, with restructuring expenses of $12.8 million and $2.8 million related to the Healthcare and Life Sciences reporting segments, respectively. We do not expect to incur significant additional expenses related to this plan in fiscal 2010.

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

On January 30, 2006, we announced our Fiscal 2006 Restructuring Plan. In fiscal 2009 in connection with this plan, we did not incur any additional restructuring expenses and settled certain severance and related benefit obligations for less than originally expected. In fiscal 2008 and fiscal 2007, we recorded $3.6 million and $4.9 million in pre-tax restructuring expenses, respectively, primarily related to the transfer of the Erie, Pennsylvania manufacturing operations. All such actions are intended to improve our cost structure.

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

The following tables summarize our total restructuring charges for fiscal 2009 and fiscal 2008:

	Year Ended March 31, 2009
(dollars in thousands)	Fiscal 2009 Restructuring Plan(1)	Fiscal 2008 Restructuring Plan(2)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$4,280	$(365)	$—	$(178)	$3,737
Asset impairment and accelerated depreciation	1,112	(83)	—	—	1,029
Product rationalization	9,485	(464)	—	—	9,021
Lease termination costs	354	20	99	—	473
Other	349	(609)	—	—	(260)
Total Restructuring Charges	$15,580	$(1,501)	$99	$(178)	$14,000

(1)	Includes $10.8 million in charges recorded in cost of revenues on the Consolidated Statements of Income.
(2)	Includes a negative $0.4 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

	Year Ended March 31, 2008
(dollars in thousands)	Fiscal 2009 Restructuring Plan	Fiscal 2008 Restructuring Plan(1)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$—	$5,213	$(80)	$203	$5,336
Asset impairment and accelerated depreciation	—	5,106	—	2,885	7,991
Product rationalization	—	3,754	—	—	3,754
Lease termination costs	—	898	165	(13)	1,050
Other	—	863	—	551	1,414
Total Restructuring Charges	$—	$15,834	$85	$3,626	$19,545

(1)	Includes $4.1 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize our liabilities related to restructuring activities:

	Fiscal 2009 Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$—	$4,280	$(2,360)	$1,920
Asset impairment	—	1,112	(1,112)	—
Product rationalization	—	9,485	(9,410)	75
Lease termination obligations	—	354	(17)	337
Other	—	349	(108)	241
Total	$—	$15,580	$(13,007)	$2,573

	Fiscal 2008 Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
(dollars in thousands)		Provision(1)	Payments/ Impairments
Severance and termination benefits	$4,244	$(365)	$(3,378)	$501
Asset impairment	492	(83)	—	409
Lease termination obligations	898	20	(37)	881
Other	609	(609)	—	—
Total	$6,243	$(1,037)	$(3,415)	$1,791

(1)	Does not include a negative $0.4 million in product rationalization costs that were charged against inventory.

	European Restructuring Plan
		Fiscal 2009
(dollars in thousands)	March 31, 2008	Provision	Payments/ Impairments	March 31, 2009
Lease termination obligations	$247	$99	$(346)	—
Total	$247	$99	$(346)	$—

	Fiscal 2006 Restructuring Plan
		Fiscal 2009
(dollars in thousands)	March 31, 2008	Provision	Payments	March 31, 2009
Severance and termination benefits	$879	$(178)	$(701)	$—
Total	$879	$(178)	$(701)	$—

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

The effective income tax rate for fiscal 2009 was 33.5% as compared to 35.6% for fiscal 2008. The lower effective income tax rate for fiscal 2009 resulted principally from discrete item adjustments due to the settlement of certain tax years under examination in the United States and lapses in statutes of limitation, partially offset by an unfavorable change in valuation allowances. Additional information regarding our income tax expense is included in note 9 to our consolidated financial statements titled, “Income Taxes.”

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

	Years Ended March 31,
(dollars in thousands)	2009	2008	Change	Percent Change
Revenues:
Healthcare	$931,263	$887,073	$44,190	5.0%
Life Sciences	216,701	228,350	(11,649)	(5.1)%
Isomedix	142,645	140,558	2,087	1.5%
Total Reportable Segments	1,290,609	1,255,981	34,628	2.8%
Corporate and other	7,916	9,109	(1,193)	(13.1)%
Total Revenues	$1,298,525	$1,265,090	$33,435	2.6%

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

The following table compares our reporting business segments and Corporate and other operating results for the year ended March 31, 2009 to the year ended March 31, 2008:

	Years Ended March 31,
(dollars in thousands)	2009	2008	Change	Percent Change
Operating Income:
Healthcare	$132,601	$103,447	$29,154	28.2%
Life Sciences	18,413	11,535	6,878	59.6%
Isomedix	34,763	28,964	5,799	20.0%
Total Reportable Segments	185,777	143,946	41,831	29.1%
Corporate and other	(10,332)	(20,401)	10,069	NM
Total Operating Income	$175,445	$123,545	$51,900	42.0%

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes significant components of our cash flows for the years ended March 31, 2010, 2009 and 2008:

	Years Ended March 31,
(dollars in thousands)	2010	2009	2008
Operating Activities:
Net income	$128,467	$110,685	$77,106
Non-cash items	69,414	58,422	67,540
Changes in operating assets and liabilities	27,073	(1,723)	(1,245)
Net Cash Provided by Operating Activities	$224,954	$167,384	$143,401
Investing Activities:
Purchases of property, plant, equipment, and intangibles, net	$(44,087)	$(40,889)	$(56,974)
Proceeds from the sale of property, plant and equipment, and intangibles	3,105	19,341	5,154
Equity investments in joint ventures	(1,500)	(4,150)	—
Net Cash Used in Investing Activities	$(42,482)	$(25,698)	$(51,820)
Financing Activities:
Proceeds from the issuance of long-term obligations	$—	$150,000	$—
Payments on long-term obligations, net	—	(40,800)	(700)
(Payments) proceeds under credit facility, net	—	(79,180)	79,180
Deferred financing fees and debt issuance costs	—	(476)	(443)
Repurchases of common shares	(310)	(80,466)	(177,171)
Cash dividends paid to common shareholders	(144,017)	(17,657)	(14,609)
Stock option and other equity transactions, net	14,047	33,621	14,619
Tax benefit from stock options exercised	2,467	6,982	3,194
Net Cash Used in Financing Activities	$(127,813)	$(27,976)	$(95,930)
Debt-to-capital ratio	21.8%	22.6%	20.3%
Free cash flow	$183,972	$145,836	$91,581

Net Cash Provided by Operating Activities.  The net cash provided by our operating activities was $225.0 million for the year ended March 31, 2010 compared to $167.4 million for the year ended March 31, 2009 and $143.4 million for the year ended March 31, 2008. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items – Our non-cash items include depreciation, depletion, and amortization, (gains) losses on the disposal of property, plant, equipment and intangibles, share-based compensation expense, changes in deferred income taxes, and other items. Non-cash items were $69.4 million, $58.4 million and $67.5 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

•

Depreciation, depletion, and amortization – Depreciation, depletion, and amortization expense is the most significant component of non-cash items. This expense totaled $56.2 million, $58.8 million and $62.8 for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The $4.0 million decrease from fiscal 2008 to fiscal 2009 was primarily driven from the sale of the Erie, Pennsylvania manufacturing facility in the third quarter of fiscal 2008, decreased capital purchases for our Isomedix segment and the sale of an Isomedix facility.

•

Deferred income taxes – Our fiscal 2010 deferred income tax expense of $2.2 million resulted primarily from post retirement benefit obligation and depreciation and amortization of fixed assets and intangibles. Our fiscal 2009 deferred income tax expense of $6.8 million resulted primarily from changes related to our post-retirement benefit obligation. Our fiscal 2008 deferred income tax benefit of $10.2 million resulted primarily from share-based compensation expense and depreciation and amortization of fixed assets and intangibles.

•

Share-based compensation expense – We recorded non-cash share-based compensation expense of $7.4 million for both fiscal 2010 and fiscal 2009, and $8.6 million for fiscal 2008. The $1.2 million decrease from fiscal 2008 to fiscal 2009 reflects a reduction in the number of stock options and restricted shares subject to amortization over the respective fiscal years.

•

(Gain) loss on the disposal of property, plant, equipment, and intangibles, net – We recorded a net loss of $2.1 million in fiscal 2010 comprised of a gain of $1.6 million, primarily from the sale of property, plant, equipment and intangibles associated with Hausted product line and the impairment of certain assets related to the Nogales, Arizona facility and intangible assets associated with products rationalized in the Fiscal 2010 Restructuring Plan. During fiscal 2009 and fiscal 2008, we recorded a gain of $2.8 million and a loss of $5.8 million, respectively. In fiscal 2009, we recorded gains of $3.8 million for the sale of Isomedix facilities in Illinois and Rhode Island. The loss in fiscal 2008, primarily related to the impairment or disposal of certain assets related to the Fiscal 2008 Restructuring Plan and the Fiscal 2006 Restructuring Plan.

•

Other items – Other items amounted to $1.6 million for fiscal 2010 as compared to a negative $11.8 million for fiscal 2009 and $0.5 million for fiscal 2008. Fiscal 2009 was primarily driven by a $7.9 million non-cash adjustment as a result of a change in our benefit policy with respect to paid time off and an estimated curtailment gain of approximately $0.4 million related to our Switzerland defined benefit pension plan as a result of restructuring actions taken in the third quarter of fiscal 2009.

•

Changes in operating assets and liabilities – Changes to our operating assets and liabilities provided cash of $27.1 million in the year ended March 31, 2010 and used cash of $1.7 million and $1.2 million in the years ended March 31, 2009 and 2008, respectively. Significant changes from fiscal 2010, fiscal 2009 and fiscal 2008 are summarized below:

•

Accounts receivable, net – Changes in our net accounts receivable balances provided cash of $27.8 million, $0.5 million and $9.2 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Our accounts receivable balances may change from period to period due to the timing of revenues and Customer payments.

•

Inventories, net – A decrease in our net inventory balances provided cash of $15.3 million, and $0.7 million during fiscal 2010 and 2009, respectively. Inventory balances in fiscal 2010 reflect inventory management and lower raw material costs. These favorable changes were partially offset by reduced order levels and new product launches. During fiscal 2009, inventory decreased in comparison to fiscal 2008 as a result of operational changes implemented and pre-tax product rationalization expenses recorded as part of the Fiscal 2009 Restructuring Plan which were offset by higher raw material costs and new product inventory. An increase in our net inventory balances used cash of $4.9 million during fiscal 2008. Inventory balances in fiscal 2008 increased as a result of the impact of increased raw material costs, new products, and higher order levels.

•

Other current assets – Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in other current asset balances provided cash of $5.4 million, $10.8 million and $0.5 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Balances often fluctuate from period to period due to the timing of accruals and payments. Cash is driven by changes in accrued income taxes, prepaid insurance and leases, and other deposits.

•

Accounts payable – Decreases in our net accounts payable balances drove uses of cash of $4.5 million, $2.7 million, and $3.1 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accruals and other, net – Changes in our net accruals and other liabilities balances drove our use of cash higher with $16.8 million, $11.0 million and $2.9 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively. The use of cash during fiscal 2010 was primarily driven by increased contributions of $9.2 million to our United States defined benefit pension plans and payments related to compensation and benefit related liabilities. The use of cash during fiscal 2009 was driven by increased income tax payments and contributions of $4.0 million to our United States defined benefit pension plans. During fiscal 2008, the use of cash was primarily a result of payments for compensation and benefit-related liabilities and contributions of $2.4 million to our United States defined benefit pension plans.

Net Cash Used in Investing Activities.  The net cash we used in investing activities totaled $42.5 million during fiscal 2010 compared to $25.7 million during fiscal 2009 and $51.8 million during fiscal 2008. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2010, 2009 and 2008:

•

Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $44.1 million during fiscal 2010, $40.9 million during fiscal 2009 and $57.0 million during fiscal 2008. Higher capital expenditures during fiscal 2010 are a result of an increased investment in Customer dispensing systems. The decrease in capital spending from fiscal 2008 to fiscal 2009 was the result of the completion of a planned expansion at one of our Isomedix facilities as well as decreases in corporate related spending.

•

Proceeds from the sale of property, plant, equipment, and intangibles – During fiscal 2010, these proceeds include $2.2 million we received from the sale of assets associated with the Hausted product line within the Healthcare segment. The proceeds received during fiscal 2009 include $9.5 million we received from the sale of an Isomedix facility located in Illinois, $1.5 million we received from the settlement of an insurance claim, and $8.0 million we received from the sale of an Isomedix facility located in Rhode Island. In fiscal 2008, these proceeds include $4.7 million we received from the sale of our manufacturing facility located in Pennsylvania.

•

Equity investments in joint ventures – During fiscal 2010, we invested $1.5 million in a joint venture with VTS Medical Systems Inc. designed to bring the latest high-definition video, touch-screen integration, and communication technology into hospital operating rooms. We invested $4.2 million in the same joint venture during fiscal 2009.

Net Cash Used in Financing Activities.  The net cash we used in financing activities totaled $127.8 million in fiscal 2010, $28.0 million in fiscal 2009, and $95.9 million in fiscal 2008. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2010, 2009 and 2008:

•

Proceeds from the issuance of long-term obligations – We issued no new debt during fiscal 2010. During the second quarter of fiscal 2009, we issued $150.0 million of senior notes in an offering that was exempt from the registration requirements of the Securities Act of 1933. These senior notes are discussed further in note 7 to our consolidated financial statements titled, “Debt,” and in this section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

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

•

(Payments) proceeds under credit facility, net – During fiscal 2010, we borrowed and repaid $100.0 million of debt under our revolving credit facility. For the year ended March 31, 2009, we repaid the $79.2 million that was borrowed in fiscal 2008 under our revolving credit facility. Proceeds from the August 2008 Private Placement were used, in part, to repay amounts outstanding under our revolving credit facility. The proceeds were also used to fund share repurchases, working capital changes and for other corporate purposes. We provide additional information about our debt structure in note 7 to our consolidated financial statements titled, “Debt,” and in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

•

Repurchases of common shares – During fiscal 2010, we obtained common shares in connection with our stock-based compensation award programs in the amount of $0.3 million. We did not repurchase any shares under the authorization provided by our Board of Directors. During fiscal 2009, we paid for the repurchase of 2,646,177 common shares at an average purchase price of $30.41 per common share. During fiscal 2008, we paid for the repurchase of 6,600,550 common shares at an average purchase price of $26.84 per common share. We provide additional information about our common share repurchases in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

•

Cash dividends paid to common shareholders – During fiscal 2010, we paid cash dividends totaling $144.0 million, or $2.44 per outstanding common share, including a special dividend of $2.00 per outstanding common share. During fiscal year 2009, we paid cash dividends of $17.7 million, or $0.30 per outstanding common share. We paid cash dividends of $14.6 million, or $0.23 per outstanding common share during fiscal year 2008.

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

•

Tax benefit from stock options exercised – For the year ended March 31, 2010, 2009, and 2008, our income taxes were reduced by $2.5 million, $7.0 million, and $3.2 million, respectively, as a result of deductions allowed for stock options exercised.

•

Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During fiscal 2010, fiscal 2009, and fiscal 2008, we received cash proceeds totaling $14.0 million, $33.6 million, and $14.6 million, respectively, under these programs.

Cash Flow Measures.  Free cash flow was $184.0 million and $145.8 million in fiscal 2010, and fiscal 2009, respectively, reflecting an increase in cash earnings during fiscal 2010 and working capital management. Our debt-to-capital ratio was 21.8% at March 31, 2010 and 22.6% at March 31, 2009.

Cash Requirements.  Currently, we intend to use our existing cash and cash equivalent balances, cash generated by operations, and our existing credit facility for short and long-term capital expenditures and our other liquidity needs. We believe that these amounts will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, our capital requirements will depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, and changes in our operating expenses. If our existing sources of cash are not sufficient to continue our future activities, we may need to raise additional funds through additional borrowing or selling equity securities. We cannot assure you that we will be able to obtain additional funds on terms favorable to us, or at all.

Sources of Credit.  Our sources of credit as of March 31, 2010 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2010 Amounts Outstanding	March 31, 2010 Amounts Available
Sources of Credit
Private placement	$210,000	$—	$210,000	$—
Credit facility(1)	400,000	24,955	—	375,045
Total Sources of Credit	$610,000	$24,955	$210,000	$375,045

(1)	Our revolving credit facility contains a sub-limit that reduces the maximum amount available to us for borrowings by letters of credit outstanding.

Our sources of funding from credit are summarized below:

•

In December 2003, we issued $100.0 million in senior notes to certain institutional investors in a private placement that was not required to be registered with the SEC. The agreements related to these notes require us to maintain certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement. Of the $100.0 million in outstanding notes, $40.0 million had a maturity of five years at an annual interest rate of 4.20%, another $40.0 million has a maturity of 10 years at an annual interest rate of 5.25%, and the remaining $20.0 million has a maturity of 12 years at an annual interest rate of 5.38%. Therefore, payment of the first $40.0 million of notes became due and was made in December 2008.

•

On August 15, 2008, we issued $150.0 million in senior notes to certain institutional investors in a private placement that was not required to be registered with the SEC. We have used and will use the proceeds for general corporate purposes, including repayment of debt, capital expenditures, acquisitions, dividends, and share repurchases. The agreements related to these notes require us to maintain certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement. Of the $150.0 million in outstanding notes, $30.0 million has a maturity of five years at an annual interest rate of 5.63%, another $85.0 million has a maturity of 10 years at an annual interest rate of 6.33%, and the remaining $35.0 million has a maturity of 12 years at an annual interest rate of 6.43%.

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

At March 31, 2010, we had $375.0 million of funding available from our $400.0 million Credit Agreement. The Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2010, there were letters of credit outstanding of $25.0 million.

At March 31, 2010, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in note 7 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES

Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60) and information technology enhancements. During fiscal 2010, our capital expenditures amounted to $44.1 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. Although higher than the prior year, capital expenditures continued to be below historical levels as a result of business and economic conditions. We expect future capital expenditures to return to prior historical trends but we cannot assure you that future capital expenditures will rebound, as future events can occur which could cause anticipated capital expenditure levels to change.

CONTRACTUAL AND COMMERCIAL COMMITMENTS

At March 31, 2010, we had commitments under non-cancelable operating leases totaling $57.2 million.

Our contractual obligations and commercial commitments as of March 31, 2010 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires us to fulfill a commitment.

	Payments due by March 31,
(in thousands)	2011	2012	2013	2014	2015 and thereafter	Total
Contractual Obligations:
Debt	$—	$—	$—	$70,000	$140,000	$210,000
Operating leases	14,758	12,615	10,285	6,859	12,635	57,152
Purchase obligations	13,726	3,940	—	—	—	17,666
Contributions to defined benefit pension plans	500	—	—	—	—	500
Benefit payments under defined benefit plans	4,768	4,771	4,617	4,548	26,790	45,494
Trust assets available for benefit payments under defined benefit plans	(4,768)	(4,771)	(4,617)	(4,548)	(26,790)	(45,494)
Benefit payments under other post-retirement welfare benefit plans	3,340	3,228	3,074	2,894	11,938	24,474
Unrecognized tax benefits	—	—	—	—	—	11,788
Other obligations	262	262	199	137	274	1,134
Total Contractual Obligations	$32,586	$20,045	$13,558	$79,890	$164,847	$322,714

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

The table above includes total unrecognized tax benefits of $11.8 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with these tax positions, we are unable to estimate when cash settlements may occur.

	Amount of Commitment Expiring March 31,
(in thousands)	2011	2012	2013	2014	2015 & Beyond	Totals
Commercial Commitments:
Performance and surety bonds	$22,129	$4,049	$14	$20	$2,153	$28,365
Letters of credit as security for self-insured risk retention policies	7,661	680	—	—	—	8,341
Total Commercial Commitments	$29,790	$4,729	$14	$20	$2,153	$36,706

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

Revenue Recognition.  We recognize revenue for products when ownership passes to the Customer, which is based on contract or shipping terms and for services when the service is provided to the Customer. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor. We have no further obligations related to bringing about resale, and our standard return and restocking fee policies are applied.

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

We offer preventative maintenance agreements to our Customers with contract terms that range from one to five years, which require us to maintain and repair our products during this time. Amounts received under these Customer contracts are initially recorded as deferred service revenues and then recognized as service revenues ratably over the contract term.

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

Inventories and Reserves.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 41.8% and 42.2% of total inventories at March 31, 2010 and 2009, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $16.0 million and $16.4 million higher than those reported at March 31, 2010 and 2009, respectively.

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

Asset Impairment Losses.  Property, plant, equipment, and identifiable intangible assets (except for goodwill and intangible assets with indefinite lives) are reviewed for impairment when events and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated fair value. We conduct this review on an ongoing basis and, if impairment exists, we record the loss in the Consolidated Statements of Income during that period.

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

We performed our annual goodwill impairment evaluation as of October 31, 2009. As a result of this evaluation, we determined that there was no impairment of the recorded goodwill amounts.

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

We evaluate our tax positions using the recognition threshold and measurement attribute in accordance with current accounting guidance. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority and that the taxing authority will have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The appropriate unit of account for determining what constitutes an individual tax position, and whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We review and adjust our tax estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent.

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

Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. Our accrual for self-insured risk retention as of March 31, 2010 and 2009 was $13.1 million and $15.3 million, respectively.

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

Warranty Reserves.  We generally offer a limited one-year parts and labor warranty on our capital equipment. The specific terms and conditions of warranties vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties in the period revenues are recognized. We estimate warranty expenses based primarily on historical warranty claim experience. While we have extensive quality programs and processes and actively monitor and evaluate the quality of suppliers, actual warranty experience could be different from our estimates. If actual product failure rates, material usage, or service costs are different from our estimates, we may have to record an adjustment to the estimated warranty liability. As of March 31, 2010 and 2009, we had accrued $6.1 million and $7.6 million, respectively, for warranty exposures.

Contingencies.  We are, and are likely to continue to be involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, the nature of our business, Customers, regulatory environment, and industries in which we participate. These legal proceedings, government investigations, and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slips and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemical, asbestos, contaminants, radiation, property damage, claimed damage due to leaking equipment, fire, vehicles, chemicals), commercial claims (e.g., breach of contract, economic loss, warranty, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

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

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. In the first quarter of fiscal 2009, we reached a settlement with the IRS on all material tax matters for fiscal 2002 through fiscal 2005. In the second quarter of fiscal 2010, we reached a settlement with the IRS on all material tax matters for fiscal 2006 through fiscal 2007. The IRS also began its audit of fiscal 2008 and fiscal 2009 in fiscal 2010. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.

Additional information regarding our commitments and contingencies is included in note 11 to our consolidated financial statements titled, “Commitments and Contingencies.”

Benefit Plans.  We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. As of March 31, 2010, we sponsored defined benefit pension plans for eligible participants in the United States and Switzerland. In addition, as of March 31, 2010, we sponsored an unfunded post-retirement welfare benefits plan for two groups of United States employees, including the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.

Employee pension and post-retirement welfare benefits plans are a significant cost of conducting business and represent obligations that will be settled far in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2010 projected benefit obligations and the fiscal 2010 net periodic benefit costs is as follows:

	Defined Benefit Pension Plans
	U.S. Qualified	International	Other Post- Retirement Plan
Funding Status	Funded	Funded	Unfunded
Assumptions used to determine March 31, 2010 benefit obligations:
Discount rate	5.75%	3.00%	5.00%
Expected return on plan assets	8.00%	4.00%	NA
Assumptions used to determine fiscal 2010 net periodic benefit costs:
Discount rate	7.50%	3.25%	7.00%
Expected return on plan assets	8.00%	4.50%	NA

NA – Not applicable.

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs and projected benefit obligations both increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2010 benefit costs by $0.2 million. The projected benefit obligations at March 31, 2010 would remain approximately the same.

We develop our discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement plan by 50 basis points would have increased the fiscal 2010 net periodic benefit costs by approximately $0.1 million and would have increased the projected benefit obligations by approximately $4.1 million at March 31, 2010.

We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2010:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$20	$(19)
Effect on postretirement benefit obligation	262	(252)

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

We concluded that the prescription drug benefit provided in our post-retirement welfare benefits plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) and thus qualifies for the subsidy under the Act. The expected future subsidies reduced our accumulated post-retirement benefit obligation and our net periodic benefit cost as of and for the fiscal year ended March 31, 2010 by approximately $3.5 million and $0.7 million, respectively. We collected subsidies totaling approximately $0.1 million and $0.5 million during fiscal 2010 and fiscal 2009, respectively, which reduced our net post-retirement medical payments.

Share-Based Compensation.  We measure the estimated fair value for all share-based compensation awards, including grants of employee stock options at the grant date and recognize the related compensation expense over the period in which the share-based compensation vests. We selected the Black-Scholes-Merton option pricing model as the most appropriate method for determining the estimated fair value of our share-based compensation awards. This model involves assumptions that are judgmental and affect share-based compensation expense.

Share-based compensation expense was $7.4 million in both fiscal 2010 and fiscal 2009, and $8.6 million in fiscal 2008. Note 15 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our various share-based compensation plans.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry or products that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “potential,” “confidence,” “improve,” “optimistic,” “comfortable,” “trend” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in this Form 10-K and other securities filings. Many of these important factors are outside of our control. No assurances can be provided as to any outcome from litigation, regulatory action, administrative proceedings, governmental investigations, warning letters, cost reductions, business strategies, earnings and revenue trends, expense reduction, or other future financial results. Reference in this Form 10-K to the Consent Decree, Transition Plan, or other program, or products are summaries only and do not alter or modify the specific terms of the Consent Decree Transition Plan, program or product terms, clearance or literature. Consult product labeling for specific product information and indications for use. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or our business initiatives will take longer, cost more, or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including, without limitation, the previously disclosed FDA warning letters, government investigations, the December 3, 2009 or February 22, 2010 FDA notices, the Consent Decree, Transition Plan or Rebate Program or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products, or otherwise affect our performance, results, prospects, or value, (d) the potential of international unrest, or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services, (f) the possibility that anticipated growth, cost savings, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry, or initiatives including, without limitations, the Consent Decree, the transition to the new liquid chemical sterilant processing system, or those matters described in this Form 10-K may adversely impact Company performance, results, prospects, or value, and (g) the effect of the contraction of credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (h) those risks described in this Annual Report on Form 10-K for the year ended March 31, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.

INTEREST RATE RISK

As of March 31, 2010, we had $210.0 million in fixed rate senior notes outstanding. We had no outstanding borrowings under our revolving credit facility. If we utilize the revolving credit facility, we would be exposed to changes in interest rates in the case of floating rate revolving credit facility borrowings. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to note 7 to our Consolidated Financial Statements titled, “Debt.”

FOREIGN CURRENCY RISK

We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most international operations, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Note 3 to our consolidated financial statements titled, “Accumulated Other Comprehensive Income (Loss),” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately 24.5% of our fiscal 2010 revenues and 29.9% of our fiscal 2010 cost of revenues were generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.

We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2010, we held foreign currency forward contracts to buy 43.0 million Mexican pesos.

COMMODITY RISK

We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate primary and secondary sources of supply in each of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We also enter into commodity swap contracts to hedge price changes in certain commodities that impact raw materials included in our cost of revenues. At March 31, 2010, we held commodity swap contracts to buy 228,500 pounds of nickel.

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

Management has used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) to evaluate the effectiveness of internal control over financial reporting as of March 31, 2010.

Based on this evaluation under the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010. There were no material weaknesses in internal control over financial reporting identified by management.

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

May 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

STERIS Corporation

We have audited STERIS Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). STERIS Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on STERIS Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, STERIS Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010, and our report dated May 28, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

May 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

STERIS Corporation

We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8 Schedule II. These financial statements and schedule are the responsibility of STERIS Corporation and subsidiaries’ management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective April 1, 2007 STERIS Corporation and subsidiaries changed its method of accounting for uncertain tax positions.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of STERIS Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 28, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

May 28, 2010

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

March 31,	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$214,971	$154,180
Accounts receivable (net of allowances of $9,238 and $10,728, respectively)	214,940	238,438
Inventories, net	121,135	130,218
Deferred income taxes	6,976	7,195
Prepaid expenses and other current assets	18,435	23,099
Total Current Assets	576,457	553,130
Property, plant, and equipment, net	346,858	350,996
Goodwill and intangibles, net	305,311	305,189
Other assets	9,776	7,624
Total Assets	$1,238,402	$1,216,939
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$66,035	$68,573
Accrued payroll and other related liabilities	58,986	59,702
Accrued expenses and other	72,108	73,751
Total Current Liabilities	197,129	202,026
Long-term indebtedness	210,000	210,000
Deferred income taxes, net	20,749	18,109
Other liabilities	56,030	68,639
Total Liabilities	$483,908	$498,774
Commitments and Contingencies (see note 11)
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value, 300,000 shares authorized; 70,040 shares issued; 59,227 and 58,452 shares outstanding, respectively	237,165	232,282
Common shares held in treasury, 10,813 and 11,588 shares, respectively	(295,251)	(313,105)
Retained earnings	798,809	814,359
Accumulated other comprehensive income (loss)	12,991	(15,800)
Total shareholders’ equity	753,714	717,736
Noncontrolling interest	780	429
Total equity	754,494	718,165
Total liabilities and equity	$1,238,402	$1,216,939

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

Years Ended March 31,	2010	2009	2008
Revenues:
Product	$799,002	$831,529	$812,058
Service	458,731	466,996	453,032
Total Revenues	1,257,733	1,298,525	1,265,090
Cost of Revenues:
Product	454,988	496,915	490,124
Service	263,564	274,868	264,363
Total Cost of Revenues	718,552	771,783	754,487
Gross Profit	539,181	526,742	510,603
Operating Expenses:
Selling, general, and administrative	296,613	314,983	334,681
Research and development	34,008	32,760	36,916
Restructuring expenses	4,848	3,554	15,461
Total Operating Expenses	335,469	351,297	387,058
Income From Operations	203,712	175,445	123,545
Non-operating Expenses:
Interest expense	13,171	10,563	5,979
Interest and miscellaneous income	(1,275)	(1,603)	(2,233)
Total Non-operating Expenses, Net	11,896	8,960	3,746
Income Before Income Tax Expense	191,816	166,485	119,799
Income tax expense	63,349	55,800	42,693
Net Income	$128,467	$110,685	$77,106
Earnings Per Common Share:
Earnings per share – basic	$2.18	$1.88	$1.22
Earnings per share – diluted	$2.16	$1.86	$1.20
Cash Dividends Declared Per Common Share Outstanding	$2.44	$0.30	$0.23

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Years Ended March 31,	2010	2009	2008
Operating Activities:
Net income	$128,467	$110,685	$77,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	56,218	58,773	62,778
Deferred income taxes	2,178	6,817	(10,160)
Share-based compensation expense	7,370	7,370	8,617
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	2,085	(2,755)	5,793
Other items	1,563	(11,783)	512
Changes in operating assets and liabilities
Accounts receivable, net	27,764	454	9,173
Inventories, net	15,271	675	(4,903)
Other current assets	5,351	10,840	539
Accounts payable	(4,522)	(2,741)	(3,120)
Accruals and other, net	(16,791)	(10,951)	(2,934)
Net Cash Provided by Operating Activities	224,954	167,384	143,401
Investing Activities:
Purchases of property, plant, equipment, and intangibles, net	(44,087)	(40,889)	(56,974)
Proceeds from the sale of property, plant, equipment, and intangibles	3,105	19,341	5,154
Equity investments in joint ventures	(1,500)	(4,150)	—
Net Cash Used in Investing Activities	(42,482)	(25,698)	(51,820)
Financing activities:
Proceeds from the issuance of long-term obligations	—	150,000	—
Payments on long-term obligations and capital leases	—	(40,800)	(700)
(Payments) proceeds under credit facility, net	—	(79,180)	79,180
Deferred financing fees and debt issuance costs	—	(476)	(443)
Repurchases of common shares	(310)	(80,466)	(177,171)
Cash dividends paid to common shareholders	(144,017)	(17,657)	(14,609)
Stock option and other equity transactions, net	14,047	33,621	14,619
Tax benefit from stock options exercised	2,467	6,982	3,194
Net Cash Used in Financing Activities	(127,813)	(27,976)	(95,930)
Effect of exchange rate changes on cash and cash equivalents	6,132	(11,398)	3,921
Increase (decrease) in cash and cash equivalents	60,791	102,312	(428)
Cash and cash equivalents at beginning of year	154,180	51,868	52,296
Cash and cash equivalents at end of year	$214,971	$154,180	$51,868

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Shares		Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at March 31, 2007	64,982	$224,974	5,058	$(122,508)	$667,267	$ 4,559	$ —	$774,292
Adjustment recognized upon adoption of change in accounting for uncertain tax positions	—	—	—	—	(8,433)	—	—	(8,433)
Comprehensive income:
Net income	—	—	—	—	77,106	—	—	77,106
Pension and postretirement liability adjustment, (net of income tax of $2,169)	—	—	—	—	—	(3,601)	—	(3,601)
Unrealized loss on investments	—	—	—	—	—	(189)	—	(189)
Foreign currency translation adjustment	—	—	—	—	—	32,327	—	32,327
Total comprehensive income	—	—	—	—	—	—	—	105,643
Repurchases of common shares	(6,600)	—	6,600	(177,171)	—	—	—	(177,171)
Equity compensation programs	881	3,398	(881)	19,838	—	—	—	23,236
Tax benefit of stock options exercised	—	3,194	—	—	—	—	—	3,194
Cash dividends – $0.23 per common share	—	—	—	—	(14,609)	—	—	(14,609)
Change in noncontrolling interest	—	—	—	—	—	—	323	323
Balance at March 31, 2008	59,263	231,566	10,777	(279,841)	721,331	33,096	323	706,475
Comprehensive income:
Net income	—	—	—	—	110,685	—	—	110,685
Pension and postretirement liability adjustment, (net of income tax of $18,602)	—	—	—	—	—	20,933	—	20,933
Unrealized loss on investments	—	—	—	—	—	(318)	—	(318)
Foreign currency translation adjustment	—	—	—	—	—	(69,511)	—	(69,511)
Total comprehensive income	—	—	—	—	—	—	—	61,789
Repurchases of common shares	(2,646)	—	2,646	(80,466)	—	—	—	(80,466)
Equity compensation programs	1,835	(6,266)	(1,835)	47,202	—	—	—	40,936
Tax benefit of stock options exercised	—	6,982	—	—	—	—	—	6,982
Cash dividends – $0.30 per common share	—	—	—	—	(17,657)	—	—	(17,657)
Change in noncontrolling interest	—	—	—	—	—	—	106	106
Balance at March 31, 2009	58,452	232,282	11,588	(313,105)	814,359	(15,800)	429	718,165
Comprehensive income:
Net income	—	—	—	—	128,467	—	—	128,467
Pension and postretirement liability adjustment, (net of income tax of $790)	—	—	—	—	—	554	—	554
Unrealized gain on investments	—	—	—	—	—	423	—	423
Foreign currency translation adjustment	—	—	—	—	—	27,814	—	27,814
Total comprehensive income	—	—	—	—	—	—	—	157,258
Repurchases of common shares	(24)	—	24	(310)	—	—	—	(310)
Equity compensation programs	799	2,416	(799)	18,164	—	—	—	20,580
Tax benefit of stock options exercised	—	2,467	—	—	—	—	—	2,467
Cash dividends – $2.44 per common share	—	—	—	—	(144,017)	—	—	(144,017)
Change in noncontrolling interest	—	—	—	—	—	—	351	351
Balance at March 31, 2010	59,227	$237,165	10,813	$(295,251)	$798,809	$12,991	$780	$754,494

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, we revise the estimates and assumptions as new information becomes available.

Cash Equivalents and Supplemental Cash Flow Information.  Cash equivalents are all highly liquid investments with a maturity of three months or less when purchased.

Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2010	2009	2008
Cash paid during the year for:
Interest	$13,360	$10,748	$6,020
Income taxes	61,988	48,489	54,164
Cash received during the year for income tax refunds	4,864	1,870	967

Revenue Recognition. We recognize revenue for products when ownership passes to the Customer, which is based on contract or shipping terms and for services when the service is provided to the Customer. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor. We have no further obligations related to bringing about resale and our standard return and restocking fee policies are applied.

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

Inventories, net.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 41.8% and 42.2% of total inventories at March 31, 2010 and 2009, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $15,961 and $16,380 higher than those reported at March 31, 2010 and 2009, respectively.

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

Property, Plant, and Equipment.  Our property, plant, and equipment consists of land and land improvements, buildings and leasehold improvements, machinery and equipment, information systems, radioisotope (cobalt-60), and construction in progress. Property, plant, and equipment are presented at cost less accumulated depreciation and depletion. We capitalize additions and improvements. Repairs and maintenance are charged to expense as they are incurred.

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

We generally depreciate or deplete property, plant, and equipment over the useful lives presented in the following table:

Asset Type	Useful Life (years)
Land improvements	3-40
Buildings and leasehold improvements	2-50
Machinery and equipment	3-35
Information Systems	2-17
Radioisotope (cobalt-60)	20

When we sell, retire, or dispose of property, plant, and equipment, we remove the asset’s cost and accumulated depreciation from our Consolidated Balance Sheets. We recognize the net gain or loss on the sale or disposition in the Consolidated Statements of Income in the period when the transaction occurs.

Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $358 and $920 for the years ended March 31, 2010 and 2009, respectively.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Total interest expense for the years ended March 31, 2010, 2009, and 2008 was $13,171, $10,563, and $5,979, respectively.

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

Asset Impairment Losses.  Property, plant, equipment, and identifiable intangible assets (except for goodwill and intangible assets with indefinite lives) are reviewed for impairment when events and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated fair value. We conduct this review on an ongoing basis and, if an impairment exists, we record the loss in the Consolidated Statements of Income during that period.

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

Fair Value of Financial Instruments.  Except for long-term debt, our financial instruments are highly liquid or have short-term maturities. Therefore, the recorded value is approximately equal to the fair value. We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We determined that the estimated fair value of our long-term debt is $232,238 at March 31, 2010. The financial instruments we hold could potentially expose us to a concentration of credit risk. We invest our excess cash in money market funds and high-quality securities placed with major banks and financial institutions. We have established guidelines related to diversification and maturities to maintain safety and liquidity.

We provide additional information about the fair value of our financial instruments in note 18 titled, “Fair Value Measurements.”

Foreign Currency Translation.  Most of our international operations use their local currency as their functional currency. Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Income, except for certain inter-company balances designated as long-term investments.

Foreign Currency Forward Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within “Selling, general, and administrative expenses” in the accompanying Consolidated Statements of Income. At March 31, 2010, we held foreign currency forward contracts to buy 43.0 million Mexican pesos. At March 31, 2009, we held foreign currency forward contracts to buy 28.0 million Mexican pesos.

Warranty.  Warranties are provided on the sale of certain of our products and services and an accrual for estimated future claims is recorded at the time revenue is recognized. We estimate warranty expense based primarily on historical warranty claim experience.

Shipping and Handling.  We record shipping and handling costs in costs of revenues. Shipping and handling costs charged to Customers are recorded as revenues in the period the product revenues are recognized.

Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, General and Administrative Expense. We incurred $6,468, $7,198, and $10,558 of advertising costs during the years ended March 31, 2010, 2009, and 2008, respectively.

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

We evaluate uncertain tax positions in accordance with a two-step process. The first step is recognition: The determination of whether or not it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate tax authority and that the tax authority will have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The measurement process requires the determination of the range of possible settlement amounts and the probability of achieving each of the possible settlements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet the more-likely-than-not threshold. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met.

We describe income taxes further in note 9 to our consolidated financial statements titled, “Income Taxes.”

Share-Based Compensation.  We describe share-based compensation in note 15 to our consolidated financial statements titled, “Share-Based Compensation.” We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We record liability awards at fair value each reporting period and the change in fair value is reflected as stock compensation expense in our Consolidated Statements of Income. These costs are recognized in the Consolidated Statement of Income over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits realized from the exercise of stock options are reported as a financing cash inflow.

Restructuring.  We have recognized restructuring expenses as incurred. In addition, the property, plant, and equipment associated with the related facilities were assessed for impairment as performed on an annual basis. Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the closed facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant, and equipment associated with the related operations were reevaluated based on the respective restructuring plan, resulting in the acceleration of depreciation and amortization of certain assets.

Recently Issued Accounting Standards Impacting the Company.  In 2009, the FASB issued a revised standard for accounting and disclosure related to the consolidation of variable interest entities. The standard will require enterprises involved with these types of entities to provide more information about these entities in their financial statements. The standard is effective for us in fiscal 2011. We are currently evaluating the impact of the new standard but do not expect it to have a material impact on our financial position, results of operations or cash flows.

In 2009, the FASB issued a revised standard for accounting and disclosures of revenues related to arrangements with customers to provide multiple products and services at different points in time or over different time periods. This standard is effective for us in fiscal 2011. We are currently evaluating the impact of the new standard but do not expect it to have a material impact on our financial position, results of operations or cash flows.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

2. RESTRUCTURING

Fiscal 2010 Restructuring Plan. During the fourth quarter of fiscal 2010 in connection with the Fiscal 2010 Restructuring Plan, we adopted a restructuring plan primarily related to the transfer of the remaining operations in our Erie, Pennsylvania facility to the U.S. headquarters in Mentor, Ohio and the consolidation of our European Healthcare manufacturing operations into two central locations within Europe (the “Fiscal 2010 Restructuring Plan”). In addition, we rationalized certain products and eliminated certain positions.

In fiscal 2010, we recorded pre-tax expenses totaling $6,295 related to these actions, of which, $5,348 was recorded as restructuring expenses and $947 was recorded in cost of revenues. We also expect to incur an additional $4,300 during the next two fiscal years. These actions are intended to enhance profitability and improve efficiencies.

Fiscal 2009 Restructuring Plan. During the third quarter of fiscal 2009, we adopted a restructuring plan primarily focused on our international operations (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We also consolidated our operations in Japan. These actions are expected to directly impact approximately 100 employees worldwide. These restructuring actions are intended to enhance our profitability and increase operating efficiencies.

Since the inception of the Fiscal 2009 Restructuring Plan, we have incurred pre-tax expenses totaling $13,679 related to these actions of which $4,266 was recorded as restructuring expenses and $9,413 was recorded in cost of revenues. We do not expect to incur significant additional expenses related to this plan.

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

European Restructuring Plan. During the third quarter of fiscal 2007, we adopted a restructuring plan related to certain of our European operations (the “European Restructuring Plan”). As part of this plan, we closed two sales offices. We also reduced the workforce in certain of our European support functions. These actions were intended to improve our cost structure in Europe. Approximately 40 employees were directly impacted in various European locations. Since the inception of the plan, we recorded pre-tax expenses of $1,887.

Fiscal 2006 Restructuring Plan. During the fourth quarter of fiscal 2006, we announced the transfer of the Erie, Pennsylvania manufacturing operations to Monterrey, Mexico and other restructuring actions, including the closure of a sales office, rationalization of operations in Finland, and the elimination of certain management positions (the “Fiscal 2006 Restructuring Plan”). All such actions were intended to improve our cost structure. Since the inception of the plan, we recorded restructuring expenses of $33,637.

These actions directly impacted more than 450 employees beginning in the fourth quarter of fiscal 2006 and continuing through fiscal 2008. We completed the transfer of manufacturing operations to Monterrey, Mexico during fiscal 2008. We settled the remaining obligations associated with the Fiscal 2006 Restructuring Plan.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The following tables summarize our total restructuring charges for fiscal 2010, fiscal 2009 and fiscal 2008:

Year Ended March 31, 2010	Fiscal 2010 Restructuring Plan(1)	Fiscal 2009 Restructuring Plan(2)	Total
Severance, payroll and other related costs	$1,939	$(224)	$1,715
Asset impairment and accelerated depreciation	1,804	(2)	1,802
Product rationalization	883	(1,385)	(502)
Lease termination costs	1,243	(428)	815
Other	426	138	564
Total Restructuring Charges	$6,295	$ (1,901)	$4,394

(1)	Includes $947 in charges recorded in cost of revenues on the Consolidated Statements of Income.
(2)	Includes a negative $1,401 in charges recorded in cost of revenues on the Consolidated Statements of Income.

Year Ended March 31, 2009	Fiscal 2009 Restructuring Plan(1)	Fiscal 2008 Restructuring Plan(2)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$4,280	$(365)	$—	$(178)	$3,737
Asset impairment and accelerated depreciation	1,112	(83)	—	—	1,029
Product rationalization	9,485	(464)	—	—	9,021
Lease termination costs	354	20	99	—	473
Other	349	(609)	—	—	(260)
Total Restructuring Charges	$15,580	$(1,501)	$99	$(178)	$14,000

(1)	Includes $10,813 in charges recorded in cost of revenues on the Consolidated Statements of Income.
(2)	Includes a negative $366 in charges recorded in cost of revenues on the Consolidated Statements of Income.

Year Ended March 31, 2008	Fiscal 2008 Restructuring Plan(1)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$5,213	$(80)	$203	$5,336
Asset impairment and accelerated depreciation	5,106	—	2,885	7,991
Product rationalization	3,754	—	—	3,754
Lease termination costs	898	165	(13)	1,050
Other	863	—	551	1,414
Total Restructuring Charges	$15,834	$85	$3,626	$19,545

(1)	Includes $4,084 in charges recorded in cost of revenues on the Consolidated Statements of Income.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize the liabilities related to our restructuring activities:

	Fiscal 2010 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
		Provision	Payments/ Impairments
Severance and termination benefits	$—	$1,939	$(45)	$1,894
Asset impairment	—	1,804	(1,804)	—
Product rationalization	—	883	(883)	—
Lease termination obligations	—	1,243	(43)	1,200
Other	—	426	83	509
Total	$—	$6,295	$(2,692)	$3,603

	Fiscal 2009 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
		Provision	Payments/ Impairments
Severance and termination benefits	$1,920	$(224)	$(1,696)	$—
Asset impairment	—	(2)	2	—
Product rationalization	75	(1,385)	1,310	—
Lease termination obligations	337	(428)	91	—
Other	241	138	(379)	—
Total	$2,573	$(1,901)	$(672)	$—

	Fiscal 2008 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
		Provision	Payments/ Impairments
Severance and termination benefits	$501	$—	$(399)	$102
Asset impairment	409	—	(120)	289
Product rationalization	—	—	—	—
Lease termination obligations	881	—	(470)	411
Other	—	—	—	—
Total	$1,791	$—	$(989)	$802

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	Fiscal 2009 Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
		Provision	Payments/ Impairments
Severance and termination benefits	$—	$4,280	$(2,360)	$1,920
Asset impairment	—	1,112	(1,112)	—
Product rationalization	—	9,485	(9,410)	75
Lease termination obligations	—	354	(17)	337
Other	—	349	(108)	241
Total	$—	$15,580	$ (13,007)	$2,573

	Fiscal 2008 Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
		Provision (1)	Payments/ Impairments
Severance and termination benefits	$4,244	$(365)	$(3,378)	$501
Asset impairment	492	(83)	—	409
Product rationalization	—	—	—	—
Lease termination obligations	898	20	(37)	881
Other	609	(609)	—	—
Total	$6,243	$(1,037)	$ (3,415)	$1,791

(1)	Does not include a negative $464 in product rationalization costs that were charged against inventory.

	European Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
		Provision	Payments/ Impairments
Lease termination obligations	$247	$99	$(346)	$—
Total	$247	$99	$(346)	$—

	Fiscal 2006 Restructuring Plan
	March 31, 2008	Fiscal 2009		March 31, 2009
		Provision	Payments
Severance and termination benefits	$879	$(178)	$(701)	$—
Total	$879	$(178)	$(701)	$—

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders’ Equity consists of the following:

	Years Ended March 31,
	2010	2009	2008
Unrecognized pension and post-retirement benefits costs, net of tax	$7,201	$6,647	$(14,286)
Unrealized loss on investments	(88)	(511)	(193)
Cumulative foreign currency translation adjustment	5,878	(21,936)	47,575
Total	$ 12,991	$(15,800)	$33,096

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill and indefinite life intangible assets are tested annually for impairment. Further, goodwill and indefinite life intangible assets are reviewed for impairment whenever events or changes in circumstances indicate there may be a possible permanent loss of value. We performed our annual impairment tests for goodwill and indefinite life intangible assets during the third quarter of fiscal 2010. These tests confirmed that the fair value of STERIS’s reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized in fiscal 2010 or for any prior periods. Future impairment tests will be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.

Changes to the carrying amount of goodwill for the years ended March 31, 2010 and 2009 were as follows:

	Healthcare Segment	Life Sciences Segment	STERIS Isomedix Services Segment	Total
Balance at March 31, 2008	$177,334	$31,943	$81,659	$290,936
Goodwill write-off associated with facility sold	—	—	(1,763)	(1,763)
Foreign currency translation adjustments	(13,897)	(3,250)	—	(17,147)
Balance at March 31, 2009	163,437	28,693	79,896	272,026
Foreign currency translation adjustments	3,243	1,589	—	4,832
Balance at March 31, 2010	$166,680	$30,282	$79,896	$276,858

Goodwill of $1,763 associated with the Isomedix facility located in Illinois was written off in connection with the sale of this operation in fiscal 2009. Further information regarding the sale of this facility is presented in note 12, “Business Segment Information.”

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Information regarding our intangible assets is as follows:

	March 31, 2010		March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$20,035	$13,495	$17,342	$9,264
Non-compete agreements	3,083	3,083	3,067	2,860
Patents and technology	40,821	24,961	39,883	22,263
Trademarks and tradenames	16,078	10,026	17,321	10,066
Other	12	12	14	11
Total	$80,029	$51,577	$77,627	$44,464

We did not hold any indefinite-lived intangible assets in fiscal 2010 or fiscal 2009. Total amortization expense for finite-lived intangible assets was $6,941, $7,513, and $7,613 for the years ended March 31, 2010, 2009, and 2008, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2011	2012	2013	2014	2015
Estimated amortization expense	$5,821	$4,919	$4,103	$3,051	$1,821

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2010 foreign currency exchange rates.

5. INVENTORIES, NET

Inventories, net consisted of the following:

March 31,	2010	2009
Raw materials	$36,170	$37,270
Work in process	20,668	24,314
Finished goods	64,297	68,634
Total Inventories, Net	$121,135	$130,218

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

6. PROPERTY, PLANT, AND EQUIPMENT

Information related to the major categories of our depreciable assets is as follows:

March 31,	2010	2009
Land and land improvements(1)	$26,234	$25,795
Buildings and leasehold improvements	192,722	188,136
Machinery and equipment	276,714	271,122
Information systems	103,056	92,966
Radioisotope	172,489	161,415
Construction in progress(1)	29,614	17,667
Total Property, Plant, and Equipment	800,829	757,101
Less: accumulated depreciation and depletion	(453,971)	(406,105)
Property, Plant, and Equipment, Net	$346,858	$350,996

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

Depreciation and depletion expense was $49,277, $51,260, and $55,165, for the years ended March 31, 2010, 2009, and 2008, respectively.

Rental expense for leases was $17,583, $17,982, and $18,205, for the years ended March 31, 2010, 2009, and 2008, respectively. Operating leases relate to manufacturing, warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant us varying renewal and purchase options.

Future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2010 were as follows:

Operating Leases
2011	$14,758
2012	12,615
2013	10,285
2014	6,859
2015 and thereafter	12,635
Total Minimum Lease Payments	$57,152

In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated based upon March 31, 2010 foreign currency exchange rates.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

7. DEBT

Indebtedness was as follows:

March 31,	2010	2009
Private Placement	$210,000	$210,000
Credit facility	—	—
Total long-term debt	$210,000	$210,000

On August 15, 2008, we issued $150,000 of senior notes in a private placement (the “August 2008 Private Placement”) to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. We have used and will use the proceeds for general corporate purposes, including repayment of debt, capital expenditures, acquisitions, dividends, and share repurchases. Of the $150,000 notes, $30,000 have a maturity of five years at an annual interest rate of 5.63%, another $85,000 have a maturity of 10 years at an annual interest rate of 6.33%, and the remaining $35,000 have a maturity of 12 years at an annual interest rate of 6.43%. The agreements governing the senior notes issued in the August 2008 Private Placement contain financial covenants, including limitations on debt and a minimum consolidated net worth requirement.

In December 2003, we issued $100,000 of senior notes in a private placement (the “December 2003 Private Placement”) to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. We used the proceeds of the December 2003 Private Placement to pay down the outstanding balance of our revolving credit facility and have used the other proceeds for general corporate purposes. Of the $100,000 of notes, $40,000 had a maturity of five years at an annual interest rate of 4.20%, an additional $40,000 has a maturity of 10 years at an annual interest rate of 5.25%, and the remaining $20,000 has a maturity of 12 years at an annual interest rate of 5.38%. Therefore, in December 2008, the first series of the December 2003 Private Placement notes in an aggregate principal amount of $40,000 matured and was repaid. The agreements governing the senior notes issued in the December 2003 Private Placement contain financial covenants, including limitations on debt and a minimum consolidated net worth requirement.

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

At March 31, 2010, we were in compliance with all financial covenants associated with our indebtedness.

The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2011	$—
2012	—
2013	—
2014	70,000
2015 and thereafter	140,000
Total	$210,000

8. ADDITIONAL BALANCE SHEET INFORMATION

Additional information related to our Consolidated Balance Sheets is as follows:

March 31,	2010	2009
Accrued Payroll and Other Related Liabilities:
Compensation and related items	$15,314	$17,395
Accrued vacation	5,734	5,916
Accrued bonuses	23,457	22,973
Accrued employee commissions	10,565	9,100
Other post-retirement benefit obligation- current portion	3,340	3,777
Other employee benefit plans’ obligations- current portion	576	541
Total Accrued Payroll and Other Related Liabilities	$58,986	$59,702
Accrued Expenses and Other:
Deferred revenues	$27,908	$25,491
Self-insured risk reserves- current portion	4,956	6,083
Accrued dealer commissions	6,972	6,389
Accrued warranty	6,070	7,573
Other	26,202	28,215
Total Accrued Expenses and Other	$72,108	$73,751
Other Liabilities:
Self-insured risk reserves- long-term portion	$9,986	$11,041
Other post-retirement benefit obligation- long-term portion	21,839	26,105
Defined benefit pension plans’ obligations- long-term portion	10,179	18,266
Other employee benefit plans’ obligations- long-term portion	2,336	1,330
Accrued long-term income taxes	11,690	11,897
Total Other Liabilities	$56,030	$68,639

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

9. INCOME TAXES

Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2010	2009	2008
United States operations	$153,165	$148,839	$86,758
Non-United States operations	38,651	17,646	33,041
	$191,816	$166,485	$119,799

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2010	2009	2008
Current:
United States federal	$45,092	$29,355	$35,273
United States state and local	6,954	8,211	4,164
Non-United States	9,501	11,417	13,416
	61,547	48,983	52,853
Deferred:
United States federal	2,591	6,010	(7,243)
United States state and local	265	923	(517)
Non-United States	(1,054)	(116)	(2,400)
	1,802	6,817	(10,160)
Total Provision for Income Taxes	$63,349	$55,800	$42,693

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory tax rate as follows:

Years Ended March 31,	2010	2009	2008
United States federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in income tax accruals	0.6%	-4.6%	-1.4%
Net (decrease) increase in valuation allowances	-0.2%	2.1%	0.6%
State and local taxes, net of federal income tax benefit	2.5%	2.7%	1.6%
Foreign income tax credit	-0.1%	-0.8%	-1.2%
Difference in non-United States tax rates	-1.8%	-0.7%	0.1%
U.S. manufacturing deduction	-0.7%	-0.7%	-1.4%
All other, net	-2.3%	0.5%	2.3%
Total Provision for Income Taxes	33.0%	33.5%	35.6%

Unrecognized Tax Benefits.  As of April 1, 2007, we changed our accounting for unrecognized tax benefits. Our unrecognized tax benefits upon adoption were $15,207 and the cumulative effect of adoption of the change was recorded as a decrease of $8,433 to retained earnings.

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

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2010	2009
Unrecognized Tax Benefits Balance at April 1	$10,926	$10,455
Increases for tax provisions of prior years	2,275	2,050
Decreases for tax provisions of prior years	(206)	(2,571)
Increases for tax provisions of current year	881	5,461
Decreases for tax provisions of current year	—	(1)
Settlements	(2,088)	(435)
Lapse of statute of limitations	—	(4,033)
Unrecognized Tax Benefits Balance at March 31	$11,788	$10,926

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $2,740 at March 31, 2010 and $2,223 at March 31, 2009. In addition, we believe that it is reasonably possible that unrecognized tax benefits may decrease by up to $663 within 12 months of March 31, 2010, primarily as a result of audit settlements and the lapse of statute of limitations.

For the years ended March 31, 2010 and 2009, current income tax expense includes expense of $359 and $1,184 for interest, and expense of $67 and $1,868 for penalties, respectively. In total, as of March 31, 2010 and March 31, 2009, we have recognized a liability for interest of $1,150 and $1,000 and penalties of $141 and $208, respectively.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state, and local, as well as foreign, jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2008 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2006. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2010 and 2009 were as follows:

March 31,	2010	2009
Deferred Tax Assets:
Post-retirement benefit accrual	$10,100	$12,890
Compensation	19,292	17,790
Net operating loss carryforwards	11,696	10,306
Accrued expenses	7,602	8,333
Insurance	4,732	5,552
Deferred income	1,607	1,113
Bad debt	2,336	2,473
Pension	3,166	3,816
Other	1,416	1,174
Deferred Tax Assets	61,947	63,447
Less: Valuation allowance	9,881	9,957
Total Deferred Tax Assets	52,066	53,490
Deferred Tax Liabilities:
Depreciation and depletion	38,759	38,880
Intangibles	21,388	19,899
Inventory	2,255	2,667
Other	3,439	2,958
Total Deferred Tax Liabilities	65,841	64,404
Net Deferred Tax (Liabilities)	$(13,775)	$(10,914)

At March 31, 2010, we had federal operating loss carryforwards of $550, which can be utilized subject to certain limitations, and foreign operating loss carry forwards of $46,442. Substantially all of the carryforwards are available for at least three years or have an indefinite carryforward period. In addition, we have recorded tax benefits of $252 related to state operating loss carryforwards. At March 31, 2010, we had $1,028 of tax credit carryforwards. These credit carryforwards expire between fiscal 2016 and fiscal 2021.

We periodically review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $9,881 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2010 by $76.

At March 31, 2010, cumulative undistributed earnings of international operations amounted to approximately $138,927. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings, nor is it practicable to determine the amount of this liability.

At March 31, 2010, we had a current prepaid income tax position. This was mainly due to the timing of U.S. Federal income tax estimated payments and the resolution of an IRS audit.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

10. BENEFIT PLANS

We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded post-retirement welfare benefits plan for two groups of United States employees; including the same employees who receive pension benefits under the Unites States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.

During the second quarter of fiscal 2009, we amended our United States post-retirement welfare benefits plan, reducing the benefits to be provided to retirees under the plan and increasing their share of the costs. The amendments resulted in a decrease of $46,001 in the accumulated post-retirement benefit obligation. The impact of this change was recognized in our Consolidated Balance Sheets in fiscal 2009 and is being amortized as a component of the annual net periodic benefit cost over a period of approximately thirteen years.

A defined benefit pension plan is also provided to the employees of our Pieterlen, Switzerland manufacturing facility. During the third quarter of fiscal 2009, we adopted profitability improvement actions related to the Pieterlen, Switzerland manufacturing facility. These actions were part of the Fiscal 2009 Restructuring Plan and included a workforce reduction that impacted approximately 24 employees at the facility. These restructuring actions resulted in a curtailment and a partial settlement of the plan as the vested benefits of certain affected employees were settled.

We recognize the funded status of our defined benefit pension and post-retirement benefit plans in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The funded status is measured as of March 31 each year and is calculated as the difference between the fair value of plan assets and the benefit obligation (which is the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for post-retirement benefit plans). Accumulated comprehensive income (loss) represents the net unrecognized actuarial losses and unrecognized prior service cost. These amounts will be recognized in net periodic benefit cost as they are amortized. We will recognize future changes to the funded status of these plans in the year the change occurs, through other comprehensive income.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement medical benefit plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2010 and 2009, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our other post-retirement medical benefit plan. The measurement date of our defined benefit pension plans and the other post-retirement medical benefit plan is March 31 for both periods presented.

	Pension Plans				Other Post-retirement Plan
	U.S. Qualified		International
	2010	2009	2010	2009	2010	2009
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$42,732	$47,864	$10,244	$14,703	$29,882	$82,713
Service cost	185	210	554	381	—	—
Interest cost	3,046	2,741	368	468	1,947	2,703
Actuarial (gain) loss	6,554	(3,550)	821	(1,649)	(2,930)	(4,184)
Benefits and expenses	(4,879)	(4,533)	(1,530)	(1,957)	(3,720)	(5,350)
Employee contributions	—	—	498	615	—	—
Curtailments/settlements	—	—	(1,405)	(1,316)	—	—
Termination benefits	—	—	—	807	—	—
Amendments	—	—	—	—	—	(46,000)
Impact of foreign currency exchange rate changes	—	—	2,353	(1,808)	—	—
Benefit Obligations at End of Year	47,638	42,732	11,903	10,244	25,179	29,882

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	26,244	35,784	8,466	12,725	—	—
Actual (loss) return on plan assets	9,604	(9,032)	724	(1,814)	—	—
Employer contributions	9,184	4,000	498	615	3,720	5,350
Employee contributions	—	—	498	615	—	—
Benefits and expenses paid	(4,890)	(4,508)	(1,530)	(1,957)	(3,720)	(5,350)
Curtailments/settlements	—	—	(1,405)	(992)	—	—
Termination benefits	—	—	—	807	—	—
Impact of foreign currency exchange rate changes	—	—	1,969	(1,533)	—	—
Fair Value of Plan Assets at End of Year	40,142	26,244	9,220	8,466	—	—
Funded Status of the Plans	$(7,496)	$(16,488)	$(2,683)	$(1,778)	$(25,179)	$(29,882)

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Benefits
	U.S. Qualified		International		Other Post-retirement Plan
	2010	2009	2010	2009	2010	2009
Current liabilities	$—	$—	$—	$—	$(3,340)	$(3,777)
Noncurrent liabilities	(7,496)	(16,488)	(2,683)	(1,778)	(21,839)	(26,105)
	$(7,496)	$(16,488)	$(2,683)	$(1,778)	$(25,179)	$(29,882)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive income (loss) at March 31, 2010 was ($17,516) and $(39,420), respectively. During fiscal 2011, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

	Pension Plans		Other Post-retirement Benefit Plan
	U.S. Qualified Plans	International Plan
Actuarial loss	$1,068	$—	$388
Prior Service Cost	$—	$—	$(3,263)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2010 and 2009:

	U.S. Qualified		International		Total
	2010	2009	2010	2009	2010	2009
Aggregate fair value of plan assets	$40,142	$26,244	$9,220	$8,466	$49,362	$34,710
Aggregate accumulated benefit obligations	47,638	42,732	10,844	9,737	58,482	52,469

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2010 and 2009:

	U.S. Qualified		International		Total
	2010	2009	2010	2009	2010	2009
Aggregate fair value of plan assets	$40,142	$26,244	$9,220	$8,466	$49,362	$34,710
Aggregate projected benefit obligations	47,638	42,732	11,903	10,244	59,541	52,976

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement medical benefit plan were as follows:

	Pension Plans
	U.S. Qualified			International			Other Post-retirement Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$185	$210	$105	$554	$381	$513	$—	$—	$—
Interest cost	3,046	2,741	2,796	368	468	337	1,948	2,703	4,643
Expected return on plan assets	(2,483)	(2,867)	(3,127)	(416)	(522)	(487)	—	—	—
Prior service cost recognition	—	—	—	—	—	—	(3,263)	(3,884)	—
Net amortization and deferral	1,061	526	301	—	(3)	—	626	1,366	988
Net periodic benefit cost	1,809	610	75	506	324	363	(689)	185	5,631
Curtailments/settlements	—	—	—	(63)	(358)	—	—	—	—
Termination benefits	—	—	—	—	807	—	—	—	—
Total benefit cost	$1,809	$610	$75	$443	$773	$363	$(689)	$185	$5,631
Recognized in other comprehensive (income) loss before tax:
Amendment of prior service cost (credit)	$—	$—	$—	$—	$—	$—	$—	$(46,001)	$—
Net (gain) loss occuring during year	(554)	8,323	5,252	502	864	(174)	(2,930)	(4,750)	1,981
Amortization of prior service (cost) credit	—	—	—	—	—	—	3,263	3,884	—
Amortization of net (loss) gain	(1,132)	(636)	(411)	63	37	—	(626)	(1,366)	(988)
Amortization of transition (obligation) asset	70	110	110	—	—	—	—	—	—
Total recognized in other comprehensive (income) loss	(1,616)	7,797	4,951	565	901	(174)	(293)	(48,233)	993
Total recognized in total benefits cost and other comprehensive (income) loss	$193	$8,407	$5,026	$1,008	$1,674	$189	$(982)	$(48,048)	$6,624

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2010	2009
Discount Rate:
U.S. qualified pension plans	5.75%	7.50%
Switzerland pension plan	3.00%	3.25%
Other post-retirement plan	5.00%	7.00%
Expected Return on Plan Assets:
U.S. qualified pension plans	8.00%	8.00%
Switzerland pension plan	4.00%	4.50%
Rate of Compensation Increase:
Switzerland pension plan	2.50%	2.50%

The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2010	2009	2008
Discount Rate:
U.S. qualified pension plans	7.50%	6.00%	6.00%
Switzerland pension plan	3.25%	3.75%	3.00%
Other post-retirement plan	7.00%	6.00%	6.00%
Expected Return on Plan Assets:
U.S. qualified pension plans	8.00%	8.00%	8.00%
Switzerland pension plan	4.50%	4.50%	5.00%
Rate of Compensation Increase:
Switzerland pension plan	2.50%	2.50%	2.50%

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

	2010	2009	2008
Healthcare cost trend rate – medical	11.0%	9.0%	10.0%
Healthcare cost trend rate – prescription drug	11.0%	9.0%	10.0%
Long-term healthcare cost trend rate	5.0%	5.0%	5.0%

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

A one-percentage-point change in assumed healthcare cost trend rates (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2010:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$20	$(19)
Effect on other post-retirement benefit obligation	262	(252)

Plan Assets.  Our United States and Switzerland defined benefit pension plans are funded. The following table presents the targeted asset allocation of plan assets at March 31, 2010 and the actual allocation of plan assets at March 31, 2010 and 2009 for these plans:

	Long-Term Target Allocation Percentage	Percentage of Plan Assets March 31
		2010	2009
U.S. Qualified Plans:
Equity securities	60%	59.6%	58.2%
Debt securities	40%	40.4%	39.1%
Cash	0%	0.0%	2.7%
Total	100%	100.0%	100.0%
Switzerland Plan:
Equity securities	15%-45%	38.7%	42.4%
Debt securities	45%-75%	9.4%	13.0%
Cash	0%-20%	22.9%	21.1%
Insurance contracts	0%-25%	29.0%	23.5%
Total	100%	100.0%	100.0%

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

The long-term target allocations in the preceding table reflect our asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term benefit obligations. Investment policies, strategies, and long-term target allocations are developed on a plan specific and country specific basis. We continually challenge the long-term target asset allocations and support the allocations by an analysis that incorporates historical and expected returns by asset class as well as volatilities across asset classes and our liability profile. Due to market conditions and other factors, actual asset allocations may vary from the long-term target allocations presented in the preceding table. Plan assets are managed by outside investment managers. If asset allocations move outside of the target ranges, the portfolios are rebalanced. For the purpose of the above analysis, debt and equity securities include fixed income and equity security mutual funds, respectively. At March 31, 2010 and 2009, the plans’ assets did not include investments in STERIS common shares.

	Fair Value Measurements at March 31, 2010
	U.S. Qualified Pension Plans				International Plan
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$361	$361	$—	$—	$2,109	$2,109	$—	$—
Equity Securities
Mutual Funds	23,714	23,714	—	—	3,560	3,560	—	—
Debt Securities
Government Bonds	—	—	—	—	192	192	—	—
Mutual Funds	16,067	16,067	—	—	673	673	—	—
Other Investments	$—	—	—	—	$2,686	—	2,686	—
Total Plan Assets	$40,142	$40,142	$—	$—	$9,220	$6,534	$2,686	$—

Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We have recorded liabilities for amounts greater than the required funding levels on our accompanying Consolidated Balance Sheets. As of March 31, 2010, we do not expect to make any contributions to the U.S. qualified defined benefit pension plans in fiscal 2011.

Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2010, the following benefit payments are expected to be made to plan participants:

	Defined Benefit Pension Plans			Other Post-Retirement Benefit Plan
	U.S. Qualified	International	Total	Gross Benefit Payments	Medicare Reimbursement	Total
2011	$4,247	$521	$4,768	$3,591	$(251)	$3,340
2012	4,143	628	4,771	3,493	(265)	3,228
2013	4,037	580	4,617	3,352	(278)	3,074
2014	3,924	624	4,548	3,183	(289)	2,894
2015	3,843	623	4,466	2,975	(298)	2,677
2016-2020	18,440	3,884	22,324	10,655	(1,394)	9,261

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

In the preceding table, projected benefit payments denominated in foreign currencies have been calculated based upon March 31, 2010 foreign currency exchange rates.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. As a result, all the measures of our accumulated post-retirement benefit obligation and net periodic benefit cost in the accompanying consolidated financial statements and notes reflect the effects of the Act on the plan for the entire fiscal year. This expected future subsidy reduced our accumulated post-retirement benefit obligation and our net periodic benefit cost as of and for the fiscal year ended March 31, 2010 by $3,522 and $748, respectively. We collected subsidies totaling approximately $79 and $490, during fiscal 2010 and fiscal 2009, which reduced our net post-retirement medical payments.

Defined Contribution Plans. We maintain a 401(k) defined contribution plan for eligible employees. We provide a match on a specified portion of an employee’s contribution as approved by the Company’s Board of Directors. The plan assets are held in trust and invested as directed by the plan participants. The aggregate fair value of plan assets was $272,411 at March 31, 2010. At March 31, 2010, the plan held 899,093 STERIS common shares with a fair value of $30,263. We paid dividends of $2,253, $262, and $204 to the plan on STERIS common stock for the years ended March 31, 2010, 2009, and 2008, respectively. We contributed $6,226, $5,965, and $5,803, to the defined contribution plan for the years ended March 31, 2010, 2009, and 2008, respectively.

We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Employee contributions to this plan were $594, $567, and $719 in fiscal 2010, fiscal 2009, and fiscal 2008, respectively. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $1,778 and $866 at March 31, 2010 and March 31, 2009, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.

11. COMMITMENTS AND CONTINGENCIES

We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), commercial claims (e.g., breach of contract, economic loss, warranty, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.

We believe we have adequately reserved for our current litigation and claims that are probable and estimable, and further believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings (including without limitation the FDA-related matters discussed below). For certain types of claims, we presently

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

maintain product liability insurance coverage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1® sterile processor and the STERIS™ 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this note 11 as the “device”). Among other matters, the warning letter included the FDA’s assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA’s preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company’s response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing SYSTEM 1 installed base in the U.S. for at least a two year period from that date.

On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA’s “concerns about the SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In the notice, among other things, FDA stated its belief that the SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA had not determined whether the SYSTEM 1 was safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and affect on the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the SYSTEM 1 that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA’s December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, they should transition to that alternative as soon as possible. After its December 3, 2009 notice, we engaged in extensive discussions with the FDA regarding a comprehensive resolution of this matter. On February 2, 2010, the FDA notified healthcare facility administrators and infection control practitioners that FDA’s total recommended time period for transitioning from SYSTEM 1 in the U.S. was 18 months from that date. During this transition period in the U.S., we have continued to support the existing SYSTEM 1 installed base by providing accessories, sterilant, service and parts for U.S. Customers.

In April 2010 we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). On April 19, 2010, a Complaint and Consent Decree were filed in the U.S. District Court for the Northern District of Ohio, and on April 20, 2010, the Court approved the Consent Decree. In general, the Consent Decree addresses regulatory matters regarding SYSTEM 1, restricts further sales of SYSTEM 1 processors in the U.S., defines certain documentation and requirements for continued service and support of SYSTEM 1 in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products in the U.S. that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree.

The Consent Decree also provides that we may continue to support our Customers’ use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer’s need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Customer Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash rebate or a trade-in allowance toward the future purchase of new STERIS capital equipment or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result of the Rebate Program, we will record a liability of up to $100 million during the first quarter of fiscal 2011 that will result in a one-time reduction of revenue and earnings on a pretax basis.

The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions since January 2009 with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this note 11 or in various portions of Item 1A. of Part I contained in this Annual Report on Form 10-K. On February 5, 2010, a complaint was filed by a Customer who claims to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. Steris Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys’ fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. We are evaluating this matter and expect to defend against these allegations. This proceeding or others involving our SYSTEM 1 sterile processing system and STERIS 20 sterilant could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.

For additional information regarding these matters, see the following portions of this Annual Report on Form 10-K for the year ended March 31, 2010: “Business – Information with respect to our Business in General – Recent Events – Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” totaled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and in Item 3 of Part I titled, “Legal Proceedings” contained in this Annual Report on Form 10-K.

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 9 to our consolidated financial statements titled, “Income Taxes.”

As of March 31, 2010 and 2009, our commercial commitments totaled $36,706 and $32,571, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $8,341 and $8,482, respectively, of the totals at March 31, 2010 and 2009 relate to letters of credit required as security under our self-insured risk retention policies.

As of March 31, 2010 and 2009, we had minimum purchase commitments with suppliers for raw material purchases totaling $17,666 and $21,527, respectively.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

12. BUSINESS SEGMENT INFORMATION

We operate and report in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs.

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

Our Isomedix segment operates through a network of 20 facilities located in North America. We sell a comprehensive array of contract sterilization services using gamma irradiation, and ethylene oxide (“EO”) technologies. We provide sterilization and microbial reduction services to companies that supply products to the healthcare, industrial, and consumer products industries.

Financial information for each of our segments is presented in the following table. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. “Corporate and other” includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits.

The accounting policies for segments are the same as those for the consolidated Company. For the year ended March 31, 2010, revenues from a single Customer did not equal ten percent or more of any segment’s revenues.

Years Ended March 31,	2010	2009	2008
Revenues:
Healthcare	$892,474	$931,263	$887,073
Life Sciences	218,209	216,701	228,350
Isomedix	140,871	142,645	140,558
Total Reportable Segments	1,251,554	1,290,609	1,255,981
Corporate and other	6,179	7,916	9,109
Total Revenues	$1,257,733	$1,298,525	$1,265,090
Operating Income:
Healthcare	$151,520	$132,601	$103,447
Life Sciences	30,952	18,413	11,535
Isomedix	31,103	34,763	28,964
Total Reportable Segments	213,575	185,777	143,946
Corporate and other	(9,863)	(10,332)	(20,401)
Total Operating Income	$203,712	$175,445	$123,545

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

For the year ended March 31, 2010, pre-tax restructuring expenses of $3,839 and $555 are included in the operating results of the Healthcare and Life Sciences segments, respectively. For the year ended March 31, 2009, pre-tax restructuring expenses of $11,399, $2,562, $40 and $(1) are included in the operating results of the Healthcare, Life Sciences, and Isomedix segments, and in Corporate and other, respectively. For the year ended March 31, 2008, pre-tax restructuring expenses of $16,868, $1,536, $389 and $752 are included in the operating results of the Healthcare, Life Sciences and Isomedix segments, and in Corporate and other, respectively.

Assets include the current and long-lived assets directly attributable to the segment based on the management of the location or on utilization. Certain corporate assets were allocated to the reportable segments based on revenues. Assets attributed to sales and distribution locations are only allocated to the Healthcare and Life Sciences segments. Capital expenditures and depreciation and amortization are allocated to the segments based on variables such as headcount and revenues. Capital expenditures and depreciation and amortization related to research and development efforts are allocated to the Healthcare and Life Sciences segments based on the respective proportion of research and development expenses. “Corporate and other” includes assets, capital expenditures, and depreciation and amortization directly attributable to the Defense and Industrial business unit, as well as certain unallocated amounts related to being a publicly traded company.

Individual facilities, equipment, and intellectual properties are utilized for production by both the Healthcare and Life Sciences segments at varying levels over time. As a result, an allocation of total assets, capital expenditures, and depreciation and amortization is not meaningful to the individual performance of the Healthcare and Life Sciences segments. Therefore, their respective amounts are reported together.

March 31,	2010	2009
Assets:
Healthcare and Life Sciences	$895,694	$911,620
Isomedix	341,452	302,247
Total Reportable Segments	1,237,146	1,213,867
Corporate and other	1,256	3,072
Total Assets	$1,238,402	$1,216,939

Years Ended March 31,	2010	2009	2008
Capital Expenditures:
Healthcare and Life Sciences	$20,602	$15,278	$20,296
Isomedix	23,454	25,559	36,078
Total Reportable Segments	44,056	40,837	56,374
Corporate and other	31	52	600
Total Capital Expenditures	$44,087	$40,889	$56,974
Depreciation, Depletion, and Amortization:
Healthcare and Life Sciences	$32,640	$34,866	$37,991
Isomedix	23,553	23,848	24,420
Total Reportable Segments	56,193	58,714	62,411
Corporate and other	25	59	367
Total Depreciation, Depletion, and Amortization	$56,218	$58,773	$62,778

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

Years Ended March 31,	2010	2009	2008
Revenues:
United States	$949,637	$993,487	$971,018
International	308,096	305,038	294,072
Total Revenues	$1,257,733	$1,298,525	$1,265,090

March 31,	2010	2009
Property, Plant, and Equipment, Net
United States	$301,405	$309,029
International	45,453	41,967
Property, Plant, and Equipment, Net	$346,858	$350,996

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

	Years Ended March 31,
(in thousands)	2010	2009	2008
Weighted average common shares outstanding – basic	58,826	58,778	63,300
Dilutive effect of common share equivalents	597	670	777
Weighted Average Common Shares and Equivalents – diluted	59,423	59,448	64,077

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Years Ended March 31,
(shares in thousands)	2010	2009	2008
Number of common share options	1,138	1,286	1,332

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

We did not repurchase any shares under the authorization provided by our Board of Directors during fiscal 2010. During fiscal 2009, we paid an aggregate amount of $80,466 for the repurchase of 2,646,177 of our common shares, representing an average price of $30.41 per common share. This includes certain March 2008 repurchases of 225,000 of our common shares for an aggregate amount of $6,028 that were not settled until April 2008.

During fiscal 2008, we paid an aggregate amount of $177,171 for the repurchase of 6,600,550 of our common shares, representing an average price of $26.84 per common share. This does not include the certain March 2008 repurchases that were not settled until April 2008.

We obtained 11,220 of our common shares during fiscal 2010 in connection with stock-based compensation award programs. At March 31, 2010, $203,864 of STERIS common shares remained authorized for repurchase pursuant to the March 2008 Board authorization.

15. SHARE-BASED COMPENSATION

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the date of grant. Stock options granted generally expire 10 years after the date of grant, or earlier if an option holder is no longer employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis, as defined by the agreement, in the event of employment termination. Restricted shares and restricted share units generally cliff vest over an approximately three-year period. As of March 31, 2010, 4,041,357 shares remain available for grant under the long-term incentive plan.

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

The following weighted average assumptions were used for options granted during fiscal 2010, fiscal 2009, and fiscal 2008:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Risk-free interest rate	1.89%	2.65%	5.04%
Expected life of options	5.5 years	5.6 years	5.5 years
Expected dividend yield of stock	1.49%	0.86%	0.93%
Expected volatility of stock	27.96%	27.72%	29.61%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of our historical experience, vesting schedules, and contractual terms. The expected dividend yield of stock represents our best estimate of expected future dividend yield. The expected

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

volatility of stock is derived by referring to our historical stock prices over a timeframe similar to that of the expected life of the grant. We applied an estimated forfeiture rate of 2.2 percent for the first quarter of fiscal 2008, then 2.49 percent from the second quarter of fiscal 2008 through the fourth quarter of fiscal 2008. An estimated forfeiture rate of 2.86 percent was applied in fiscal 2009, and in fiscal 2010, 2.39 percent. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	3,695,931	$24.72
Granted	622,747	23.23
Exercised	(644,364)	21.87
Forfeited	(53,731)	26.43
Canceled	(21,362)	22.22
Outstanding at March 31, 2010	3,599,221	$24.96	5.93	$31,357
Exercisable at March 31, 2010	2,387,236	$24.34	4.70	$22,277

We estimate that 1,190,371 of the non-vested stock options outstanding at March 31, 2010 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $33.66 closing price of our common shares on March 31, 2010 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the years ended March 31, 2010, 2009, and 2008 was $6,546, $24,416, and $8,295, respectively. Net cash proceeds from the exercise of stock options were $14,047, $33,621, and $14,619 for the years ended March 31, 2010, 2009, and 2008, respectively. The tax benefit from stock option exercises was $2,467, $6,982, and $3,194 for the years ended March 31, 2010, 2009, and 2008, respectively.

The weighted average grant date fair value of share-based compensation grants was $5.69, $8.74, and $9.41 for the years ended March 31, 2010, 2009, and 2008, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of outstanding SARS as of March 31, 2010, and 2009 was $616, and $97, respectively. The fair value of each outstanding SAR is revalued each reporting date and the related liability and expense are adjusted appropriately.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2009	188,671	54,850	27.31
Granted	122,814	—	24.32
Vested	(76,395)	(31,850)	25.10
Forfeited	(12,500)	—	26.35
Non-vested at March 31, 2010	222,590	23,000	$26.80

Restricted shares and restricted share units granted are valued based on the closing stock price at the grant date and generally cliff vest over approximately a three-year period based upon the terms of the grants. The total fair value of restricted shares that vested during the years ended March 31, 2010, 2009, and 2008 was $2,630, $1,903, and $497, respectively.

Cash-settled restricted share units carry generally the same terms and vesting requirements as restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of March 31, 2010, and 2009 was $229, and $77, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of March 31, 2010, there was $7,576 of total unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.57 years.

16. FINANCIAL AND OTHER GUARANTEES

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

Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2010	2009	2008
Balance, Beginning of Year	$7,573	$7,825	$5,893
Warranties issued during the period	8,706	11,152	13,557
Settlements made during the period	(10,209)	(11,404)	(11,625)
Balance, End of Year	$6,070	$7,573	$7,825

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for deferred service revenue was $17,709 and $17,477 as of March 31, 2010 and 2009, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

17. FORWARD AND SWAP CONTRACTS

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We also enter into commodity swap contracts to hedge price changes in commodities that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income.

	Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value at March 31, 2010	Fair Value at March 31, 2009	Fair Value at March 31, 2010	Fair Value at March 31, 2009
Prepaid & Other	$992	$—	$—	$—
Accrued expenses and other	$—	$—	$—	$183

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income

		Amount of gain (loss) recognized in income Years ended March 31,
	Location of gain (loss) recognized in income	2010	2009	2008
Foreign currency forward contracts	Selling, general and administrative	$541	$(2,064)	$(399)
Commodity swap contracts	Cost of Revenues	$826	$—	$—

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

18. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2010:

		Fair Value Measurements at March 31, 2010
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$214,971	$214,971	$—	$—
Forward and swap contracts (1)	992	—	992	—
Investments (2)	1,778	1,778	—	—
Liabilities:
Deferred compensation plans (2)	$1,782	$1,782	$—	$—

(1)	The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.

(2)	We provide a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)).

19. SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to March 31, 2010 through May 28, 2010, the date of issuance of these consolidated financial statements, to determine whether they require recognition or disclosure in the consolidated financial statements. Based upon this evaluation, we have determined that no material subsequent events occurred that require recognition or disclosure in the financial statements other than those already disclosed in note 11 to our consolidated financial statements titled, “Commitments and Contingencies.”

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

20. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2010
Revenues:
Product	$212,296	$214,072	$199,135	$173,500
Service	119,833	113,760	115,094	110,043
Total Revenues	332,129	327,832	314,229	283,543
Cost of Revenues:
Product	122,428	122,324	115,958	94,277
Service	67,493	66,025	65,616	64,430
Total Cost of Revenues	189,921	188,349	181,574	158,707
Gross Profit	142,208	139,483	132,655	124,836
Percentage of Revenues	42.8%	42.5%	42.2%	44.0%
Restructuring Expenses	5,161	14	(115)	(211)
Net Income	$29,835	$41,006	$32,084	$25,542
Basic Income Per Common Share (1):
Net income	$0.50	$0.70	$0.55	$0.44
Diluted Income Per Common Share (1):
Net income	$0.50	$0.69	$0.54	$0.43
Fiscal 2009
Revenues:
Product	$228,783	$203,308	$203,856	$195,582
Service	115,583	116,159	119,271	115,983
Total Revenues	344,366	319,467	323,127	311,565
Cost of Revenues:
Product	136,014	127,111	120,923	112,867
Service	68,541	68,289	69,841	68,197
Total Cost of Revenues	204,555	195,400	190,764	181,064
Gross Profit	139,811	124,067	132,363	130,501
Percentage of Revenues	40.6%	38.8%	41.0%	41.9%
Restructuring Expenses	828	2,855	37	(166)
Net Income	$27,816	$28,575	$28,794	$25,500
Basic Income Per Common Share (1):
Net income	$0.48	$0.49	$0.49	$0.43
Diluted Income Per Common Share (1):
Net income	$0.47	$0.48	$0.48	$0.43

(1)	Per share amounts for the quarters and the full year have been computed separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average shares outstanding during each quarter due to the effect of potentially dilutive securities only in the periods in which such effect would be dilutive and the effect of quarterly share repurchases.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Year ended March 31, 2010
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$10,728	$948		$101	(3)	$(2,539	)(4)	$9,238
Inventory valuation reserve	15,025	(5,205	)(2)	737	(3)	—		10,557
Deferred tax asset valuation allowance	9,957	741		75		(892)		9,881
Recorded within liabilities:
Self-insured risk retention	$15,277	$753		$—		$(2,900)		$13,130
Year ended March 31, 2009
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$9,396	$6,982		$(242	)(3)	$(5,408	)(4)	$10,728
Inventory valuation reserve	12,940	3,433	(2)	(1,348	)(3)	—		15,025
Deferred tax asset valuation allowance	8,998	4,103		(1,602)		(1,542)		9,957
Recorded within liabilities:
Self-insured risk retention	$16,400	$2,555		$—		$(3,678)		$15,277
Year ended March 31, 2008
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$9,911	$2,308		$109	(3)	$(2,932	)(4)	$9,396
Inventory valuation reserve	10,892	1,202	(2)	846	(3)	—		12,940
Deferred tax asset valuation allowance	6,308	2,999		992		(1,301)		8,998
Recorded within liabilities:
Self-insured risk retention	$16,602	$3,105		$—		$(3,307)		$16,400

(1)	Net allowance for doubtful accounts and allowance for sales and returns.
(2)	Provision for excess and obsolete inventory, net of inventory written off.
(3)	Change in foreign currency exchange, international subsidiaries.
(4)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2010.

The effectiveness of our internal controls over financial reporting as of March 31, 2010 has been audited by our independent registered public accounting firm, Ernst & Young LLP. The Report of Management and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This Annual Report on Form 10-K incorporates by reference the information appearing under the caption “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees” and “Shareholder Nominations of Directors and Nominee Criteria” of our definitive proxy statement to be filed with the SEC in connection with our 2010 Annual Meeting of Shareholders (the “Proxy Statement”).

Our executive officers serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning our executive officers is contained in Item 4 of Part I of this Annual Report. We have adopted a code of ethics, our Code of Business Conduct for Employees that applies to our PEO and PFO and Principal Accounting Officer as well as all our other employees. We have also adopted a code of ethics, our Director Code of Ethics, which applies to the members of the Company’s Board of Directors, including our PEO. Our Code of Business Conduct for Employees and the Director Code of Ethics can be found on our Investor Relations website at www.steris-ir.com. Any amendments or waivers of either of these codes will be made available on this website.

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

The table below presents information concerning all equity compensation plans and individual compensation arrangements in effect as of our fiscal year ended March 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,574,221		$24.99	4,041,357
Equity Compensation Plans Not Approved by Security Holders	25,000	(1)	$20.30
Total	3,599,221		$24.96	4,041,357

(1)	Represents options granted to key employees as inducements for them to enter into the employ of the Company or a subsidiary. Although not issued pursuant to a plan approved by security holders, these options are, in general, subject to the terms of the STERIS Corporation 1994 Equity Compensation Plan (which was approved by the security holders) to the same extent as if they had been issued pursuant to that plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:

Consolidated Balance Sheets – March 31, 2010 and 2009.

Consolidated Statements of Income – Years ended March 31, 2010, 2009, and 2008.

Consolidated Statements of Cash Flows – Years ended March 31, 2010, 2009, and 2008.

Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2010, 2009, and 2008.

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

(a)(3) Exhibits

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).
3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).
4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).
10.1	Amended and Restated Non-Qualified Stock Option Plan (filed as Exhibit 10.1 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).*
10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 10.2 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).*
10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).*
10.4	STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*
10.5	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*
10.6	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*
10.7	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for fiscal year ended March 31, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*
10.8	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*
10.9	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

Exhibit Number	Exhibit Description
10.10	Amendment No. 1 to STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*
10.11	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*
10.12	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.5 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*
10.13	STERIS Corporation Form of Restricted Stock Unit Agreement for Employees (filed as Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*
10.14	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*
10.15	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*
10.16	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.17	STERIS Corporation Form of Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.18	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.19	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.20	STERIS Corporation Current Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*
10.21	STERIS Corporation Current Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*
10.22	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*
10.23	STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.24	Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*
10.25	STERIS Corporation Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*
10.26	STERIS Corporation Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643), and incorporated herein by reference).*
10.27	Form of Change of Control Agreement between STERIS Corporation and certain executive officers of STERIS Corporation other than Mr. Walter M Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*
10.28	Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*
10.29	Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*
10.30	Executive Retention Agreement dated May 29, 2007 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference). *
10.31	Form of Indemnification Agreement between STERIS Corporation and each of its directors and executive officers.

Exhibit Number	Exhibit Description
10.32	Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).
10.33	Second Amended and Restated Credit Agreement, dated September 13, 2007, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).
10.34	Form of Note Purchase Agreements, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).
10.35	First Amendment dated as of August 15, 2008 to Note Purchase Agreements dated as of December 17, 2003 between STERIS Corporation and certain institutional investors (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).
10.36	Subsidiary Guaranty dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).
10.37	Guaranty Supplement dated March 29, 2004, by SterilTek Holdings, Inc. and STERIS Corporation (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).
10.38	Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).
10.39	Guaranty Supplement dated September 25, 2007, by HSTD LLC and STERIS Corporation filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).
10.40	Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).
10.41	Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).
21.1	Subsidiaries of STERIS Corporation
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

STERIS or its subsidiaries are parties to indentures relating to long-term debt instruments, which, individually or in the aggregate, do not exceed 10% of the total assets of STERIS and its subsidiaries on a consolidated basis. STERIS will furnish a copy of any such indenture to the SEC upon request.

(b) Exhibits

The response to this portion of Item 15 is included under (a) (3) of this Item 15.

(c) Financial Statement Schedules

Not applicable.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS CORPORATION (Registrant)

Date May 28, 2010	By:	/S/ MICHAEL J. TOKICH
Michael J. Tokich
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M ROSEBROUGH, JR. Walter M Rosebrough, Jr.	President, Chief Executive Officer and Director	May 28, 2010

/S/ MICHAEL J. TOKICH Michael J. Tokich	Senior Vice President and Chief Financial Officer	May 28, 2010

* John P. Wareham	Chairman and Director	May 28, 2010

* Richard C. Breeden	Director	May 28, 2010

* Cynthia L. Feldmann	Director	May 28, 2010

* Jacqueline B. Kosecoff	Director	May 28, 2010

* Kevin M. McMullen	Director	May 28, 2010

* Mohsen M. Sohi	Director	May 28, 2010

* Loyal W. Wilson	Director	May 28, 2010

* Michael B. Wood	Director	May 28, 2010

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

	By:	/s/ MARK D. MCGINLEY
Date May 28, 2010	Mark D. McGinley, Attorney-in-Fact for Directors

EXHIBIT INDEX

(b) Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Amended and Restated Non-Qualified Stock Option Plan (filed as Exhibit 10.1 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 10.2 to Form 10-K filed for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.3	STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.4	STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.5	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.6	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.7	STERIS Corporation 1998 Long-Term Incentive Stock Plan (filed as Exhibit 10.8 to Form 10-K for fiscal year ended March 31, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

10.8	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.9	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.10	Amendment No. 1 to STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.11	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.12	STERIS Corporation Form of Restricted Stock Agreement for Directors (filed as Exhibit 10.5 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.13	STERIS Corporation Form of Restricted Stock Unit Agreement for Employees (filed as Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.14	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

(b) Exhibit Number	Exhibit Description

10.15	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.16	STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.17	STERIS Corporation Form of Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.18	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.19	STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.20	STERIS Corporation Current Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).

10.21	STERIS Corporation Current Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).

10.22	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.23	STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.24	Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.25	STERIS Corporation Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).

10.26	STERIS Corporation Senior Executive Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed August 3, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.27	Form of Change of Control Agreement between STERIS Corporation and certain executive officers of STERIS Corporation other than Mr. Walter M Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

10.28	Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.29	Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.30	Executive Retention Agreement dated May 29, 2007 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.24 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.31	Form of Indemnification Agreement between STERIS Corporation and each of its directors and executive officers.

10.32	Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

(b) Exhibit Number	Exhibit Description

10.33	Second Amended and Restated Credit Agreement, dated September 13, 2007, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.34	Form of Note Purchase Agreements, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.35	First Amendment dated as of August 15, 2008 to Note Purchase Agreements dated as of December 17, 2003 between STERIS Corporation and certain institutional investors (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.36	Subsidiary Guaranty dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.37	Guaranty Supplement dated March 29, 2004, by SterilTek Holdings, Inc. and STERIS Corporation (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended March 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).

10.38	Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.39	Guaranty Supplement dated September 25, 2007, by HSTD LLC and STERIS Corporation filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.40	Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.41	Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002