Form 10-Q
period 2010-06-30
STERIS CORP
filed 2010-08-09
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of July 30, 2010: 59,571,275

STERIS Corporation and Subsidiaries

Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	March 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$226,070	$214,971
Accounts receivable (net of allowances of $9,688 and $9,238, respectively)	185,691	214,940
Inventories, net	131,955	121,135
Deferred income taxes, net	48,892	6,976
Prepaid expenses and other current assets	15,266	18,435

Total current assets	607,874	576,457
Property, plant, and equipment, net	345,288	346,858
Goodwill and intangibles, net	302,678	305,311
Other assets	9,766	9,776

Total assets	$1,265,606	$1,238,402

Liabilities and equity
Current liabilities:
Current portion of long-term indebtedness	$—	$—
Accounts payable	64,132	66,035
Accrued income taxes	14,003	—
Accrued payroll and other related liabilities	29,968	58,986
Accrued SYSTEM 1 Rebate Program	110,004	—
Accrued expenses and other	68,573	72,108

Total current liabilities	286,680	197,129

Long-term indebtedness	210,000	210,000
Deferred income taxes, net	18,571	20,749
Other liabilities	54,465	56,030

Total liabilities	569,716	483,908

Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,578 and 58,452 shares outstanding, respectively	235,650	237,165
Common shares held in treasury, 10,461 and 11,588 shares, respectively	(287,220)	(295,251)
Retained earnings	747,040	798,809
Accumulated other comprehensive (loss) income	(363)	12,991

Total shareholders’ equity	695,107	753,714
Noncontrolling interest	783	780

Total equity	695,890	754,494

Total liabilities and equity	$1,265,606	$1,238,402

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenues:
Product	$77,272	$173,500
Service	111,708	110,043

Total revenues	188,980	283,543
Cost of revenues:
Product	106,576	94,277
Service	64,338	64,430

Total cost of revenues	170,914	158,707

Gross profit	18,066	124,836

Operating expenses:
Selling, general, and administrative	72,117	74,605
Research and development	8,609	7,580
Restructuring expenses	341	(211)

Total operating expenses	81,067	81,974

(Loss) income from operations	(63,001)	42,862

Non-operating expenses, net:
Interest expense	3,007	3,083
Interest and miscellaneous income	(162)	(218)

Total non-operating expenses, net	2,845	2,865

(Loss) income before income tax (benefit) expense	(65,846)	39,997
Income tax (benefit) expense	(20,636)	14,455

Net (loss) income	$(45,210)	$25,542

Net (loss) income per common share
Basic	$(0.76)	$0.44

Diluted	$(0.76)	$0.43

Cash dividends declared per common share outstanding	$0.11	$0.11

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
Operating activities:
Net (loss) income	$(45,210)	$25,542
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, and amortization	13,038	13,888
Deferred income taxes	(44,476)	(4,430)
Share-based compensation	3,913	1,985
(Gain) loss on the disposal of property, plant, equipment, and intangibles, net	405	(146)
Other items	(1,343)	271
Changes in operating assets and liabilities:
Accounts receivable, net	25,794	38,334
Inventories, net	(14,157)	(1,914)
Other current assets	3,002	5,455
Accounts payable	(1,137)	(18,519)
Accrued SYSTEM 1 Rebate Program	110,004	—
Accruals and other, net	(20,139)	(27,846)

Net cash provided by operating activities	29,694	32,620

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(12,411)	(8,355)
Proceeds from the sale of property, plant, equipment, and intangibles	3	175

Net cash used in investing activities	(12,408)	(8,180)

Financing activities:
Cash dividends paid to common shareholders	(6,546)	(6,441)
Stock option and other equity transactions, net	2,226	152
Tax benefit from stock options exercised	659	47

Net cash used in financing activities	(3,661)	(6,242)

Effect of exchange rate changes on cash and cash equivalents	(2,526)	3,694

Increase in cash and cash equivalents	11,099	21,892
Cash and cash equivalents at beginning of period	214,971	154,180

Cash and cash equivalents at end of period	$226,070	$176,072

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended June 30, 2010 and 2009

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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on May 28, 2010. The Consolidated Balance Sheet at March 31, 2010 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three-month period ended June 30, 2010 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2011.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

Fair Value of Financial Instruments

Except for long-term debt, our financial instruments are highly liquid or have short-term maturities. Therefore, the recorded value is approximately equal to the fair value. We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We determined that the estimated fair value of our long-term debt is $242,117 at June 30, 2010. The financial instruments that we hold could potentially expose us to a concentration of credit risk. We invest our excess cash in highly rated money market funds and other high-quality short-term investments placed with major banks and financial institutions. We have established guidelines related to diversification and maturities to maintain safety and liquidity.

We provide additional information regarding the fair value of our financial instruments in note 17 titled, “Fair Value Measurements.”

Recently Adopted Accounting Pronouncements

In December 2009, the FASB issued an accounting standard update titled “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” The guidance requires entities to determine whether variable interests give it a controlling financial interest in a variable interest entity. It also requires an ongoing assessment of the beneficiary to determine if it is the primary beneficiary of the variable interest entity and eliminates the quantitative approach previously required for determining whether a reporting entity is the primary beneficiary. The guidance also requires enhanced disclosures about an entity’s involvement with a variable interest entity. This guidance was effective for us in the first quarter of fiscal 2011. The adoption did not have a material impact on our consolidated results of operations or financial condition.

In January 2010, the FASB issued an accounting standard update titled “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures About Fair Value Measurements.” This new guidance requires additional disclosures to be provided, which follow as: 1) transfers in and out of Levels 1 and 2 and the reasons for the transfers, 2) additional breakout of asset and liability categories and 3) purchases, sales, issuances and settlements to be reported separately in the Level 3 rollforward. This guidance was effective for us for the first quarter of fiscal 2011 reporting with the exception of item 3 which is effective beginning with first quarter of fiscal 2012 reporting. The adoption did not have a material impact on our consolidated results of operations or financial condition.

Significant Accounting Policies

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2010.

The Accrued SYSTEM 1 Rebate Program (the “Rebate Program”) recognized during the first quarter of fiscal 2011 is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. Rebates of $102,313 are recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated cost of $7,691 to facilitate the disposal of the returned SYSTEM 1 processors has been recognized as cost of revenues. Both components are recorded as current liabilities. No rebate obligations were settled during the three-months ended June 30, 2010. The key

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

assumptions involved in the estimates associated with the Rebate Program include: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that will elect to participate in the Rebate Program, the proportion of Customers that will choose each rebate option, and the estimated per unit costs of disposal.

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed recent trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. The 19% decline in shipments during the approximately seven month period ended June 30, 2010 indicates that a portion of our Customers have already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data from the fiscal 2011 first quarter provided indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.

2. Restructuring

The following summarizes our restructuring plans announced in prior fiscal years. We recognize restructuring expenses as incurred. In addition, we assess the property, plant and equipment associated with the related facilities for impairment. Additional information regarding our respective restructuring plans is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.

Fiscal 2010 Restructuring Plan.

During the fourth quarter of fiscal 2010 we adopted a restructuring plan primarily related to the transfer of the remaining operations in our Erie, Pennsylvania facility to the U.S. headquarters in Mentor, Ohio and the consolidation of our European Healthcare manufacturing operations into two central locations within Europe (the “Fiscal 2010 Restructuring Plan”). In addition, we rationalized certain products and eliminated certain positions.

Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $6,641 related to these actions, of which, $5,689 was recorded as restructuring expenses and $952 was recorded in cost of revenues. We also expect to incur an additional $4,000 by the end of fiscal 2012. These actions are intended to enhance profitability and improve efficiencies.

Fiscal 2009 Restructuring Plan.

During the third quarter of fiscal 2009, we adopted a restructuring plan primarily focused on our international operations (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We also consolidated our operations in Japan. These actions impacted approximately 100 employees worldwide. These restructuring actions are intended to enhance our profitability and increase operating efficiencies.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

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

The following tables summarize our total pre-tax restructuring expenses for the first quarter of fiscal 2011 and fiscal 2010:

Three Months Ended June 30, 2010	Fiscal 2010 Restructuring Plan (1)
Severance, payroll, and other related costs	$(17)
Asset impairment and accelerated depreciation	356
Other	7

Total restructuring charges	$346

(1)	Includes $5 in charges recorded in cost of revenues on Consolidated Statements of Operations.

Three Months Ended June 30, 2009	Fiscal 2009 Restructuring Plan (1)
Severance, payroll, and other related costs	$(46)
Product rationalization	(233)
Other	13

Total restructuring charges	$(266)

(1)	Includes $(55) in charges recorded in cost of revenues on Consolidated Statements of Operations.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	June 30, 2010
Severance and termination benefits	$1,894	$(17)	$(246)	$1,631
Asset impairments	—	356	(356)	—
Lease termination obligations	1,200	—	—	1,200
Other	509	7	(44)	472

Total	$3,603	$346	$(646)	$3,303

	Fiscal 2008 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	June 30, 2010
Severance and termination benefits	$102	$—	$(70)	$32
Asset impairments	289	—	—	289
Lease termination obligations	411	—	(76)	335

Total	$802	$—	$(146)	$656

3. Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income as currently reported under U.S. GAAP and other comprehensive income. Other comprehensive (loss) income considers the effects of additional economic events that are not required to be recorded in determining net (loss) income, but rather are reported as a separate component of shareholders’ equity. The following table illustrates the components of our comprehensive (loss) income:

	Three Months Ended June 30,
	2010	2009
Net (loss) income	$(45,210)	$25,542
Cumulative foreign currency translation adjustment	(12,959)	23,984
Amortization of pension and postretirement benefit plans costs, net of taxes	(276)	(159)
Unrealized gains (losses) on investments	(120)	117

Total comprehensive (loss) income	$(58,565)	$49,484

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	June 30, 2010	March 31, 2010
Land and land improvements (1)	$26,120	$26,234
Buildings and leasehold improvements	191,530	192,722
Machinery and equipment	277,181	276,714
Information systems	103,017	103,056
Radioisotope	178,028	172,489
Construction in progress (1)	30,649	29,614

Total property, plant, and equipment	806,525	800,829
Less: accumulated depreciation and depletion	(461,237)	(453,971)

Property, plant, and equipment, net	$345,288	$346,858

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	June 30, 2010	March 31, 2010
Raw materials	$37,737	$36,170
Work in process	23,193	20,668
Finished goods	71,025	64,297

Inventories, net	$131,955	$121,135

6. Debt

Indebtedness was as follows:

	June 30, 2010	March 31, 2010
Private Placement	$210,000	$210,000
Credit facility	—	—

Total long term debt	$210,000	$210,000

Additional information regarding our indebtedness is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2010	March 31, 2010
Accrued payroll and other related liabilities:
Compensation and related items	$13,342	$15,314
Accrued vacation/paid time off	6,237	5,734
Accrued bonuses	2,196	23,457
Accrued employee commissions	4,175	10,565
Other postretirement benefit obligations-current portion	3,340	3,340
Other employee benefit plans’ obligations-current portion	678	576

Total accrued payroll and other related liabilities	$29,968	$58,986

Accrued expenses and other:
Deferred revenues	$26,837	$27,908
Self-insured risk retention-current portion	4,111	4,956
Accrued dealer commissions	7,009	6,972
Accrued warranty	6,130	6,070
Other	24,486	26,202

Total accrued expenses and other	$68,573	$72,108

Other liabilities:
Self-insured risk retention-long-term portion	$9,987	$9,986
Other postretirement benefit obligations-long-term portion	20,415	21,839
Defined benefit pension plans’ obligations-long-term portion	10,069	10,179
Other employee benefit plans’ obligations-long-term portion	2,816	2,336
Accrued long-term income taxes	11,178	11,690

Total other liabilities	$54,465	$56,030

8. Income Tax (Benefit) Expense

Income tax (benefit) expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax (loss) income. The effective income tax rates for the three-month periods ended June 30, 2010 and 2009 were 31.3% and 36.1%, respectively. Because the accrual established during the three month period ended June 30, 2010 in connection with the SYSTEM 1 Rebate Program was incurred in the United States at a higher effective tax rate, a higher portion of the projected income before income taxes will be subject to taxes in jurisdictions with lower tax rates.

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of March 31, 2010, we had $11,788 in unrecognized tax benefits, of which $2,740 would favorably impact the effective tax rate if recognized. As of June 30, 2010, we had $11,193 in unrecognized tax benefits, of

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

which $2,726 would favorably impact the effective tax rate if recognized. The decrease in unrecognized tax benefits for the three months ended June 30, 2010 is primarily due to a decrease in unrecognized tax benefits relating to prior years. We believe that it is reasonably possible that unrecognized tax benefits could decrease by up to $620 within 12 months of June 30, 2010, primarily as a result of audit settlements. As of June 30, 2010, we have recognized a liability for interest of $1,234 and penalties of $141.

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

9. Benefit Plans

We provide defined benefit pension plans for certain manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement welfare benefits plan for two groups of United States employees, including the same employees who receive pension benefits under the United States defined benefit pension plans. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended June 30,	2010	2009	2010	2009	2010	2009
Service cost	$47	$59	$117	$79	$—	$—
Interest cost	654	761	75	81	292	487
Expected return on plan assets	(758)	(617)	(82)	(97)	—	—
Recognized losses	267	290	—	—	97	157
Amortization of transition obligation	—	(18)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(816)	(816)

Net periodic benefit cost (income)	$210	$475	$110	$63	$(427)	$(172)

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

For the Three Months Ended June 30, 2010 and 2009

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

We believe we have adequately reserved for our current litigation and claims that are probable and estimable, and further believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings (including without limitation the matters discussed below). For certain types of claims, we presently maintain product liability insurance coverage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1® sterile processor and the STERIS 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this note 10 as the “device”). Among other matters, the warning letter included the FDA’s assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA’s preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company’s response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing SYSTEM 1 installed base in the U.S. for at least a two year period from that date.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

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

The Consent Decree also provides that we may continue to support our Customers’ use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer’s need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash rebate or a rebate toward the future purchase of new STERIS capital equipment or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result of the Rebate Program, we recorded a pre-tax liability of $110,004 related to the SYSTEM 1 Rebate Program. Of the $110,004, $102,313 is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7,691 is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110,004 reduction in operating income.

Recording the obligations associated with the Rebate Program requires the use of estimates and assumptions. The use of estimates and assumptions involves judgments with respect to factors that may impact the ultimate outcome and may be beyond management’s control. The amount recognized during the first quarter of fiscal 2011 is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. Rebates of $102,313 are recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated cost of $7,691 to facilitate the return and disposal of the processors has been recognized as cost of revenues. Both components are recorded as current liabilities. No rebate obligations were settled during the three months ended June 30, 2010. The key assumptions involved in the estimates associated with the Rebate Program include: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that will elect to participate in the Rebate Program, the proportion of Customers that will choose each rebate option, and the estimated per unit costs of disposal.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of eligible Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed recent trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. The 19% decline in shipments during the approximately seven month period ended June 30, 2010 indicates that a portion of our Customers have already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data from the fiscal 2011 first quarter provided indications of the proportion of Customers that are expected to choose each of the other cash and Rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.

Our assumptions regarding the response of our Customers to the Rebate Program could be wrong and actual results could be different from these estimates. For example, if all Customers elected the maximum incentive rebate associated with the SYSTEM 1E processor rebate, the total estimated rebate liability of $102,313 would increase to approximately $111,000. Conversely, if all Customers elected the cash rebate option, the total estimated rebate liability would decrease to approximately $52,000.

Also, in April 2010 we voluntarily submitted information regarding modifications to the Reliance™ EPS Endoscope Processing System (the “EPS System”) to the FDA. These incremental modifications to the EPS System were considered minor by us. FDA has recently advised us that it believes a new pre-market notification (510(k)) for those modifications should be submitted. We have submitted the pre-market notification to the FDA. We have suspended shipments of EPS Systems in the U.S. until we receive FDA clearance of the submission. FDA has agreed that we may continue servicing EPS Systems in the field and provide consumables necessary for the continued use of the EPS Systems. We do not believe the impact of these events will be material with respect to our financial results.

The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions since January 2009 with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, the EPS System, or otherwise with respect to regulatory or compliance matters, as described in this note 10 or in various portions of Item 1A. of Part I contained in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. On February 5, 2010, a complaint was filed by a Customer who claims to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. Steris Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys’ fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. We are evaluating this matter and expect to defend against these allegations. This proceeding or other civil, criminal, regulatory or other proceedings involving our SYSTEM 1, SYSTEM 1E, EPS System, or other products or services could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2010: “Business – Information with respect to our Business in General – Recent Events – Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 8 to our consolidated financial statements titled, “Income Tax (Benefit) Expense”, and in our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC on May 28, 2010.

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

Our Isomedix segment operates through a network of 19 facilities located in North America. We sell a comprehensive array of contract sterilization services using gamma irradiation and ethylene oxide (“EO”) technologies. We provide sterilization and microbial reduction services to companies that supply products to the healthcare, industrial, and consumer products industries.

Financial information for each of our segments is presented in the following table. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. “Corporate and other” includes the gross profit and direct expense of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

The accounting policies for reportable segments are the same as those for the consolidated Company. For the three month period ended June 30, 2010, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.

Financial information for each of our segments is presented in the following tables:

	Three Months Ended June 30,
	2010	2009
Revenues:
Healthcare (1)	$103,766	$200,604
Life Sciences	46,614	46,116
Isomedix	37,676	35,407

Total reportable segments	188,056	282,127
Corporate and other	924	1,416

Total revenues	$188,980	$283,543

Operating income (loss):
Healthcare (2)	$(77,912)	$32,102
Life Sciences	6,295	4,779
Isomedix	10,584	8,339

Total reportable segments	(61,033)	45,220
Corporate and other	(1,968)	(2,358)

Total operating (loss) income	$(63,001)	$42,862

(1)	Includes a reduction of $102,313 resulting from the SYSTEM 1 Rebate Program during the three months ended June 30, 2010.
(2)	Includes a reduction of $110,004 resulting from the SYSTEM 1 Rebate Program during the three months ended June 30, 2010.

12. Common Shares

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

	Three Months Ended June 30,
	2010	2009
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	59,397	58,517
Dilutive effect of common share equivalents	—	325

Weighted average common shares outstanding and common share equivalents—diluted	59,397	58,842

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

The denominator in the computation of earnings per share for the three months ended June 30, 2010 does not include the potentially dilutive effect of common share equivalents because the numerator is a net loss. Inclusion would result in an antidilutive effect.

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
	2010	2009
	(shares in thousands)
Number of common share options	380	2,163

13. Repurchases of Common Shares

We did not repurchase any of our common shares during the first three months of fiscal 2011. At June 30, 2010, $203,864 of STERIS common shares remained authorized for repurchase pursuant to a March 2008 Board Authorization. Also, 10,461,229 common shares were held in treasury at June 30, 2010.

14. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis, as defined by the agreement in the event of employment termination. Restricted shares and restricted share units generally cliff vest over a three or four year period. As of June 30, 2010, 3,529,396 shares remain available for grant under the long-term incentive plan.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

The following weighted-average assumptions were used for share-based compensation granted during the first quarter of fiscal 2011 and fiscal 2010:

	Fiscal 2011	Fiscal 2010
Risk-free interest rate	2.73%	1.82%
Expected life of options	5.52 years	5.43 years
Expected dividend yield of stock	1.54%	1.49%
Expected volatility of stock	30.19%	27.94%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a timeframe similar to that of the expected life of the grant. We applied estimated forfeiture rates of 2.27 percent and 2.39 percent during fiscal 2011 and 2010, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	3,599,221	$24.96
Granted	243,500	31.87
Exercised	(117,899)	17.82
Forfeited	(4,525)	27.13
Canceled	(2,953)	33.93

Outstanding at June 30, 2010	3,717,344	$25.63	6.05	$20,594
Exercisable at June 30, 2010	2,515,060	$24.83	4.94	$15,809

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $31.08 closing price of our common shares on June 30, 2010 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first three months of fiscal 2011 and fiscal 2010 was $1,695 and $131, respectively. Net cash proceeds from the exercise of stock options were $2,226 and $152 for the first three months of fiscal 2011 and fiscal 2010, respectively. An income tax benefit of $659 and $47 was realized from stock option exercises during the first three months of fiscal 2011 and fiscal 2010, respectively.

The weighted average grant date fair value of stock option grants was $8.82 and $5.52 for the first three months of fiscal 2011 and fiscal 2010, respectively.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of June 30, 2010 and 2009 was $149 and $263, respectively. The fair value of each outstanding SAR is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2010	222,590	23,000	$26.80
Granted	233,104	—	31.91
Vested	—	—	—
Canceled	—	—	—

Non-vested at June 30, 2010	455,694	23,000	$29.29

Restricted shares and restricted share units granted are valued based on the closing stock price at the grant date and are estimated to cliff vest over a three or four year period based upon the terms of the grants. The value of restricted shares and restricted share units that vested during the first three months of fiscal 2010 was $483.

Cash settled restricted share units carry generally the same terms and vesting requirements as restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of June 30, 2010 and 2009 was $827 and $155, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of June 30, 2010, there was a total of $13,101 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.26 years.

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

Changes in our warranty liability during the first three months of fiscal 2011 were as follows:

Balance, March 31, 2010	$6,070
Warranties issued during the period	2,395
Settlements made during the period	(2,335)

Balance, June 30, 2010	$6,130

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $17,512 and $17,709 as of June 30, 2010 and March 31, 2010, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

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

	Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value at June 30, 2010	Fair Value at March 31, 2010	Fair Value at June 30, 2010	Fair Value at March 31, 2010
Prepaid & Other	$174	$992	$—	$—
Accrued expenses and other	$—	$—	$1,322	$—

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three months ended June 30,
		2010	2009
Foreign currency forward contracts	Selling, general and administrative	$(834)	$256
Commodity swap contracts	Cost of revenues	$(781)	$—

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three Months Ended June 30, 2010 and 2009

(dollars in thousands, except per share amounts)

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at June 30, 2010:

		Fair Value Measurements at June 30, 2010 Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$226,070	$226,070	$—	$—
Forward and swap contracts (1)	174	—	174	—
Investments (2)	1,961	1,961	—	—
Liabilities:
Forward and swap contracts (1)	$1,322	$—	$1,322	$—
Deferred compensation plans (2)	1,966	1,966	—	—

(1)	The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2)	We provide a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)).

18. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended June 30, 2010. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2010 Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of June 30, 2010, and the related consolidated statements of operations and cash flows for the three month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated May 28, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio

August 9, 2010

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2011 and fiscal 2010. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

We, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

Free cash flow – We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which is also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculations of our free cash flow for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
(dollars in thousands)	2010	2009
Net cash flows provided by operating activities	$29,694	$32,620
Purchases of property, plant, equipment and intangibles, net	(12,411)	(8,355)
Proceeds from the sale of property, plant, equipment and intangibles	3	175

Free cash flow	$17,286	$24,440

We may, at times, refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the periods presented. In the discussion that follows, we will refer to revenues, gross profit and operating income excluding the impact of the SYSTEM 1 Rebate Program (“Rebate Program”) to provide meaningful comparisons of our results of operations on a total company basis and for the Healthcare segment.

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

Revenues – Defined

As required by Regulation S-X, we separately present revenues generated as either product revenues or service revenues on our Consolidated Statements of Operations for each period presented. When we discuss revenues, we may, at times, refer to revenues summarized differently than the Regulation S-X requirements. The terminology, definitions, and applications of terms that we use to describe revenues may be different from terms used by other companies. We use the following terms to describe revenues:

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

During the first quarter of fiscal 2011, we recorded a pre-tax liability related to the SYSTEM 1 Rebate Program. The Rebate Program reduced Healthcare revenues by $102.3 million, increased Healthcare cost of revenues by $7.7 million, decreased gross margin and operating margin by $110.0 million, decreased net income by $73.0 million and reduced earnings per diluted share by $1.22. The accrual of these estimated rebates and costs increased current liabilities by $110.0 million and did not impact free cash flow during the period.

Revenues for the first quarter of fiscal 2011 were $189.0 million and gross margin percentage for the period was 9.6%. Excluding the impact of the Rebate Program, fiscal 2011 first quarter revenues were $291.3 million compared to $283.5 million in the first quarter of fiscal 2010, representing an increase of $7.8 million, or 2.7%, driven by increases in all business segments. Excluding the impact of the Rebate Program, our gross margin percentage for the first quarter of fiscal 2011 was 44%, the same as in the first quarter of the prior fiscal year, reflecting the impact of price increases and efficiencies, offset by lower SYSTEM 1 consumable volume and unfavorable changes in foreign exchange.

Free cash flow was $17.3 million in the first quarter of fiscal 2011 compared to $24.4 million in the prior year first quarter due to changes in operating assets and liabilities and higher capital spending levels. Our debt-to-total capital ratio was 23.2% at June 30, 2010 and 21.8% at March 31, 2010. During the first quarter of fiscal 2011, we declared and paid quarterly cash dividends of $0.11 per common share.

Additional information regarding our fiscal 2011 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

SYSTEM 1 Rebate Program. In April 2010, we introduced the SYSTEM 1 Rebate Program to Customers as a component of our Transition Plan for SYSTEM 1. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of prepaid SYSTEM 1 services contracts.

During the first quarter of fiscal 2011, we recorded a pre-tax liability related to the SYSTEM 1 Rebate Program. Of the $110.0 million recorded, $102.3 million is attributable to the Customer Rebate portion of the Program and was recorded as a reduction to revenue, and $7.7 million is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded in cost of revenues.

To provide meaningful comparative analysis of our actual results for the period presented, we have excluded the impact of the Rebate Program when discussing revenues, gross profit, income tax expense and business segment results of operations. A reconciliation of amounts reported to the amounts excluding the impact of the Rebate Program which are used in the discussion of our results of operations is provided below.

	Three Months Ended June 30, 2010
(dollars in thousands)	As reported	Impact of Rebate Program	Results of Operations, excluding Rebate Program
Revenues
Product	$77,272	$(102,313)	$179,585
Service	111,708	—	111,708

Total revenues	188,980	(102,313)	291,293

Cost of revenues
Product	106,576	7,691	98,885
Service	64,338	—	64,338

Total cost of revenues	170,914	7,691	163,223
Gross profit	18,066	(110,004)	128,070
Operating expenses	81,067	—	81,067

(Loss) income from operations	(63,001)	(110,004)	47,003
Non-operating expenses, net	2,845	—	2,845

(Loss) income before income taxes	(65,846)	(110,004)	44,158
Income tax (benefit) expense	(20,636)	(36,955)	16,319

Net (loss) income	$(45,210)	$(73,049)	$27,839

Net (loss) income per common share:
Basic	$(0.76)	$(1.23)	$0.47

Diluted	$(0.76)	$(1.22)	$0.46

Weighted average number of common shares outstanding used in EPS computation:
Basic	59,397		59,397
Diluted	59,397		60,258
Effective income tax rate	31.3%	33.6%	37.0%

(dollars in thousands)	As reported	Impact of Rebate Program	Results of Operations, excluding Rebate Program
Healthcare segment:
Revenues	$103,766	$(102,313)	$206,079
Operating (loss) income	$(77,912)	$(110,004)	$32,092

Restructuring. During the first quarter of fiscal 2011, we did not incur any significant additional expenses related to previously announced restructuring actions.

Additional information regarding our restructuring actions is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2011, our revenues were favorably impacted by $0.9 million, or 0.3%, and income before taxes was favorably impacted by $1.9 million, or 4.3%, as a result of foreign currency movements relative to the U.S. dollar.

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2011, excluding the impact of the Rebate Program, compared with the first quarter of fiscal 2010. The impact of the Rebate Program is discussed previously in “Matters Affecting Comparability.” We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three months ended June 30, 2010 to the three months ended June 30, 2009:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change	Percent of Total Revenues
	2010	2009			2010	2009
Capital Revenues	$103,252	$92,703	$10,549	11.4%	35.4%	32.7%
Consumable Revenues	76,333	80,797	(4,464)	(5.5)%	26.2%	28.5%

Product Revenues	179,585	173,500	6,085	3.5%	61.7%	61.2%
Service Revenues	111,708	110,043	1,665	1.5%	38.3%	38.8%

Total Revenues	$291,293	$283,543	$7,750	2.7%	100.0%	100.0%

Service Revenues	$111,708	$110,043	$1,665	1.5%	38.3%	38.8%
Consumable Revenues	76,333	80,797	(4,464)	(5.5)%	26.2%	28.5%

Recurring Revenues	188,041	190,840	(2,799)	(1.5)%	64.6%	67.3%
Capital Revenues	103,252	92,703	10,549	11.4%	35.4%	32.7%

Total Revenues	$291,293	$283,543	$7,750	2.7%	100.0%	100.0%

United States	$226,088	$223,806	$2,282	1.0%	77.6%	78.9%
International	65,205	59,737	5,468	9.2%	22.4%	21.1%

Total Revenues	$291,293	$283,543	$7,750	2.7%	100.0%	100.0%

Revenues increased $7.8 million, or 2.7%, to $291.3 million for the quarter ended June 30, 2010, as compared to $283.5 million for the same prior year quarter. Capital revenues increased $10.5 million in the first quarter of fiscal 2011, primarily driven by higher demand in North America from Healthcare Customers. Service revenues increased $1.7 million in the first quarter of fiscal 2011 primarily due to an increase in Isomedix, although these increases were partially offset by a decrease within the Healthcare business segment. Consumable revenues decreased $4.5 million for the quarter ended June 30, 2010, primarily driven by decreases within the Healthcare segment attributable to reductions in SYSTEM 1 consumables and lower H1N1 product sales as compared to the prior year quarter.

International revenues increased $5.5 million, or 9.2%, to $65.2 million for the quarter ended June 30, 2010, as compared to $59.7 million for the same prior year quarter. International revenues were favorably affected by increases in capital equipment revenues, which increased 14.4% primarily due to an increase in Healthcare revenues within Latin America. International recurring revenues increased during the first quarter of fiscal 2011 by 4.7%, reflecting an increase of 9.4% in service revenues.

United States revenues increased $2.3 million, or 1.0%, to $226.1 million for the quarter ended June 30, 2010, as compared to $223.8 million for the same prior year quarter. The increase in United States revenues was primarily driven by a 16.1% increase in Healthcare capital equipment revenues partially offset by a 23.9% decrease in Life Sciences capital equipment revenues. United States recurring revenues decreased 2.7% for the first quarter of fiscal 2011, and reflect a decrease of 7.1% in consumable revenues. The decline is primarily attributable to the decrease in SYSTEM 1 consumables.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2010 to the three months ended June 30, 2009:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2010	2009
Gross Profit:
Product	$80,700	$79,223	$1,477	1.9%
Service	47,370	45,613	1,757	3.9%

Total Gross Profit	$128,070	$124,836	$3,234	2.6%

Gross Profit Percentage:
Product	44.9%	45.7%
Service	42.4%	41.5%

Total Gross Profit Percentage	44.0%	44.0%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross margin in the quarter was flat compared with the prior year at 44.0%. Reductions in SYSTEM 1 consumables volume along with a negative foreign currency impact were offset by productivity improvements and favorable product mix within the Life Sciences and Isomedix segments.

Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2010 to the three months ended June 30, 2009:

(dollars in thousands)	June 30,		Change	Percent Change
	2010	2009
Operating Expenses:
Selling, General, and Administrative	$72,117	$74,605	$(2,488)	(3.3)%
Research and Development	8,609	7,580	1,029	13.6%
Restructuring Expenses	341	(211)	552	NM

Total Operating Expenses	$81,067	$81,974	$(907)	(1.1)%

NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenue, SG&A decreased 150 basis points to 24.8% for the first quarter of fiscal 2011 as compared to 26.3% in the first quarter of fiscal 2010. The decrease in SG&A expense as a percentage of total revenue in the first quarter of fiscal 2011 reflects the benefit of cost reduction actions previously implemented as well as improved operating efficiencies.

As a percentage of total revenues, research and development expenses increased 30 basis points to 3.0% for the first quarter of fiscal 2011 as compared to 2.7% in the first quarter of fiscal 2010. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2011, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical tables and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

In the first quarters of 2011 and 2010, we did not incur any significant additional expenses related to our previously announced restructuring plans, and we settled certain obligations for less than originally expected. The following tables summarize our total pre-tax restructuring expenses for the first quarter of fiscal 2011 and fiscal 2010:

(dollars in thousands)	Fiscal 2010 Restructuring Plan (1)
Three Months Ended June 30, 2010
Severance, payroll, and other related costs	$(17)
Asset impairment and accelerated depreciation	356
Other	7

Total restructuring charges	$346

(1)	Includes $5 in charges recorded in cost of revenues on Consolidated Statements of Operations.

(dollars in thousands)	Fiscal 2009 Restructuring Plan (1)
Three Months Ended June 30, 2009
Severance, payroll, and other related costs	$(46)
Product rationalization	(233)
Other	13

Total restructuring charges	$(266)

(1)	Includes $(55) in charges recorded in cost of revenues on Consolidated Statements of Operations.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
	March 31, 2010	Fiscal 2011		June 30, 2010
		Provision	Payments/ Impairments
(dollars in thousands)
Severance and termination benefits	$1,894	$(17)	$(246)	$1,631
Asset impairments	—	356	(356)	—
Lease termination obligations	1,200	—	—	1,200
Other	509	7	(44)	472

Total	$3,603	$346	$(646)	$3,303

	Fiscal 2008 Restructuring Plan
	March 31, 2010	Fiscal 2011		June 30, 2010
		Provision	Payments/ Impairments
(dollars in thousands)
Severance and termination benefits	$102	$—	$(70)	$32
Asset impairments	289	—	—	289
Lease termination obligations	411	—	(76)	335

Total	$802	$—	$(146)	$656

Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expense for the three months ended June 30, 2010 and 2009:

(dollars in thousands)	Three Months Ended June 30,		Change
	2010	2009
Non-Operating Expenses, Net:
Interest Expense	$3,007	$3,083	$(76)
Interest and Miscellaneous Income	(162)	(218)	56

Non-Operating Expenses, Net	$2,845	$2,865	$(20)

Interest expense decreased $0.1 million during the first three months of fiscal 2011, as compared to the same prior year period as a result of higher capitalized interest. Interest and miscellaneous income decreased $0.1 million during the first three months of fiscal 2011 compared with the same prior year period.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for operations, excluding the impact of the Rebate Program, for the three months ended June 30, 2010 to the three months ended June 30, 2009:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2010	2009
Income Tax Expense	$16,319	$14,455	$1,864	12.9%
Effective Income Tax Rate	37.0%	36.1%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three-month periods ended June 30, 2010 and 2009 were 37.0% and 36.1%, respectively. We benefited from the settlement of certain tax years under examination in the United States during the three-month period ended June 30, 2009 and favorable changes in our valuation allowance.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie, Pennsylvania manufacturing operation. Our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010, provides additional information regarding each business segment. The following table compares business segment revenues, excluding the impact of the Rebate Program, for the three months ended June 30, 2010 to the three months ended June 30, 2009:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change

	2010	2009
Revenues:
Healthcare	$206,079	$200,604	$5,475	2.7%
Life Sciences	46,614	46,116	498	1.1%
Isomedix	37,676	35,407	2,269	6.4%

Total reportable segments	290,369	282,127	8,242	2.9%
Corporate and other	924	1,416	(492)	(34.7)%

Total Revenues	$291,293	$283,543	$7,750	2.7%

Healthcare segment revenues were 70.7% of total revenues for the first quarter of fiscal 2011 and fiscal 2010. Healthcare revenues increased $5.5 million, or 2.7%, to $206.1 million for the quarter ended June 30, 2010, as compared to $200.6 million for the same prior year quarter. Capital equipment revenues grew 16.3% in part because of higher demand for our products in North America and Latin America. This increase was partially offset by declines in revenues from consumables and service of 9.4% and 1.4%, respectively. Consumable revenues decreased in all geographies, although the primary driver was lower demand in the United States for SYSTEM 1 consumables and lower H1N1 product related sales. At June 30, 2010, the Healthcare segment’s backlog amounted to $134.2 million, increasing $6.4 million, or 5.0%, compared to the backlog of $127.8 million at March 31, 2010 and increasing $1.8 million, or 1.4%, compared to the backlog of $132.4 million at June 30, 2009. The increase is driven by demand for new products.

Life Sciences segment revenues were 16.0% of total revenues for the first quarter of fiscal 2011 as compared to 16.3% for the same prior year quarter. Life Sciences revenues increased $0.5 million, or 1.1%, to $46.6 million for the quarter ended June 30, 2010, as compared to $46.1 million for the same prior year quarter. The increase in Life Sciences revenues was driven by increases of 12.7% and 4.1% in consumables and service revenues, respectively. The decline in capital equipment revenues occurred primarily in North America, which continues to be impacted by consolidations within the industry limiting the order levels from our pharmaceutical Customers. At June 30, 2010, the Life Sciences segment’s backlog amounted to $37.9 million, decreasing $3.9 million, or 9.3% compared to the backlog of $41.8 million at March 31, 2010 and decreasing $8.3 million, or 18.0%, compared to the backlog of $46.3 million at June 30, 2009.

Isomedix segment revenues were 12.9% of total revenues for the first quarter of fiscal 2011 as compared to 12.5% for the same prior year quarter. The segment’s revenues increased $2.3 million, or 6.4%, to $37.7 million for the quarter ended June 30, 2010, as compared to $35.4 million for the same prior year quarter. Revenues were favorably impacted by increased demand from our medical device Customers.

The following table compares our business segment operating results, excluding the impact of the Rebate Program, for the three months ended June 30, 2010 to the three months ended June 30, 2009:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2010	2009
Operating Income (Loss):
Healthcare	$32,092	$32,102	$(10)	(0.0)%
Life Sciences	6,295	4,779	1,516	31.7%
Isomedix	10,584	8,339	2,245	26.9%

Total reportable segments	48,971	45,220	3,751	8.3%
Corporate and other	(1,968)	(2,358)	390	16.5%

Total Operating Income	$47,003	$42,862	$4,141	9.7%

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

The Healthcare segment’s operating income was $32.1 for the first quarter of fiscal 2011 and fiscal 2010. The segment’s operating margins were 15.6% and 16.0% for the quarters ended June 30, 2010 and 2009, respectively. Operating income was flat compared with the prior year primarily due to reductions in SYSTEM 1 consumables volume.

The Life Sciences segment’s operating income increased to $6.3 million for the quarter ended June 30, 2010 from $4.8 million for the quarter ended June 30, 2009. The segment’s operating margins were 13.5% and 10.4% for the quarters ended June 30, 2010 and 2009, respectively. The improvement in operating performance was primarily driven by product mix and efficiency initiatives.

The Isomedix segment’s operating income increased $2.2 million, or 26.9%, to $10.6 million for the first quarter of fiscal 2011 as compared to $8.3 million for the same prior year period. The segment’s operating margins were 28.1% and 23.6% for the quarters ended June 30, 2010 and 2009, respectively, due to increased revenues.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the three months ended June 30, 2010 and 2009:

Operating activities:
Net (loss) income	$(45,210)	$25,542
Non-cash items	(28,463)	11,568
Change in Accrued SYSTEM 1 Rebate Program	110,004	—
Changes in operating assets and liabilities	(6,637)	(4,490)

Net cash provided by operating activities	$29,694	$32,620

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(12,411)	$(8,355)
Proceeds from the sale of property, plant, equipment, and intangibles	3	175

Net cash used in investing activities	$(12,408)	$(8,180)

Financing activities:
Cash dividends paid to common shareholders	$(6,546)	$(6,441)
Stock option and other equity transactions, net	2,226	152
Tax benefit from stock options exercised	659	47

Net cash used in financing activities	$(3,661)	$(6,242)

Debt-to-total capital ratio	23.2%	21.6%
Free cash flow	$17,286	$24,440

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $29.7 million for the first three months of fiscal 2011 compared to $32.6 million for the first three months of fiscal 2010. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items – Our non-cash items include depreciation, depletion and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Changes in our non-cash items used cash of $28.5 million for the first three months of fiscal 2011 and provided cash of $11.6 million for the first three months of fiscal 2010. Significant changes in these items for the first quarter of fiscal 2011 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization – Depreciation, depletion, and amortization is a significant component of non-cash items. This expense totaled $13.0 million and $13.9 million for the first three months of fiscal 2011 and fiscal 2010, respectively.

•

Deferred income taxes – Our deferred income tax benefit was $44.5 million for the first three months of fiscal 2011, compared with a deferred income tax benefit of $4.4 million for the first three months of fiscal 2010. The increase is attributable to the recognition of a deferred tax asset in connection with the recording of the SYSTEM 1 Rebate Program accrual.

•	Share-based compensation expense – We recorded share-based compensation expense of $3.9 million and $2.0 million for the first three months of fiscal 2011 and fiscal 2010, respectively.

•

Changes in operating assets and liabilities – Changes to our operating assets and liabilities, including the change in Accrued System 1 Rebate Program, provided cash of $103.4 million and used cash of $4.5 million during the first quarters of fiscal 2011 and fiscal 2010, respectively.

•

Accounts receivable, net – Changes in our net accounts receivable balances provided cash of $25.8 million and $38.3 million during the first three months of fiscal 2011 and fiscal 2010, respectively. Our accounts receivable balances may change from period to period due to the timing of revenues and Customer payments.

•

Inventories, net – Increases in our net inventory balances drove uses of cash of $14.2 million and $1.9 million during the first three months of fiscal 2011 and fiscal 2010, respectively. The increase resulted from a higher level of inventory due to higher production volume levels and new product inventory.

•

Other current assets – Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in other current asset balances provided cash of $3.0 million and $5.5 million during the first three months of fiscal 2011 and 2010, respectively.

•

Accounts payable – Decreases in our accounts payable balances drove uses of cash of $1.1 million and $18.5 million during the first three months of fiscal 2011 and fiscal 2010, respectively. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•	Accrued SYSTEM 1 Rebate Program – The increase results from the establishment of the accrual of $110.0 million for liabilities resulting from the SYSTEM 1 Rebate Program.

•

Accruals and other, net – Changes in our net accruals and other liabilities balances used cash of $20.1 million and $27.8 million during the first three months of fiscal 2011 and fiscal 2010, respectively. Cash flows related to our accruals and other liabilities balances may change from period to period primarily due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $12.4 million for the first three months of fiscal 2011 compared with $8.2 million for the first three months of fiscal 2010. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2011 and fiscal 2010:

•

Purchases of property, plant, equipment, and intangibles, net – Capital expenditures increased $4.0 million to $12.4 million during the first three months of fiscal 2011 as compared to $8.4 million during the same prior year period. Radioisotope purchases were higher during the first three months of fiscal 2011 in comparison to fiscal 2010.

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $3.7 million for the first three months of fiscal 2011 compared with net cash used in financing activities of $6.2 million for the first three months of fiscal 2010. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2011 and fiscal 2010:

•

Repurchases of common shares – The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first three months of fiscal 2011 and fiscal 2010, we did not repurchase any common shares.

•

Cash dividends paid to common shareholders – During the first three months of fiscal 2011, we paid total cash dividends of $6.5 million, or $0.11 per outstanding common share. During the first three months of fiscal 2010, we paid total cash dividends of $6.4 million, or $0.11 per outstanding common share.

•

Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock compensation programs. During the first three months of fiscal 2011 and fiscal 2010, we received cash proceeds totaling $2.2 million and $0.2 million, respectively, under these programs.

•

Tax benefit from stock options exercised – During the first three months of fiscal 2011, our income taxes were reduced by $0.7 million, respectively, as a result of deductions allowed for stock options exercised. The reduction in the fiscal 2010 comparable period was less than $0.1 million.

Cash Flow Measures. Free cash flow was $17.3 million in the first quarter of fiscal 2011 compared to $24.4 million in the prior year first quarter due to changes in operating assets and liabilities and higher capital spending levels. Our debt-to-total capital ratio was 23.2% at June 30, 2010 and 21.8% at March 31, 2010.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. Our commercial commitments were approximately $39.4 million at June 30, 2010 reflecting a net increase of $2.7 million in surety bonds and other commercial commitments from March 31, 2010. In conjunction with facility consolidation projects, we have entered into commitments aggregating approximately $8.1 million with general contractors as of June 30, 2010. These obligations are comprised principally of construction contracts and are generally due within 24 months. The related construction costs are incurred and financed through operating cash flow. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2010. At June 30, 2010, there was $375.8 million available under the Facility for borrowing. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility ($24.2 million at June 30, 2010.)

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

Critical Accounting Policies, Estimates, and Assumptions

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2010.

SYSTEM 1 Rebate Program

In April 2010, we introduced the Rebate Program to Customers as a component of our transition plan for SYSTEM 1. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of prepaid SYSTEM 1 service contracts.

Recording the obligations associated with the Rebate Program requires the use of estimates and assumptions. The use of estimates and assumptions involves judgments with respect to factors that may impact the ultimate outcome and may be beyond management’s control. The amount recognized during the first quarter of fiscal 2011 is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. Rebates of $102.3 million are recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated cost of $7.7 million to facilitate the disposal of the processors has been recognized as cost of revenues. Both components are recorded as current liabilities. No rebate obligations were settled during the three months ended June 30, 2010. The key assumptions involved in the estimates associated with the Rebate Program include: the number and age of SYSTEM 1 processors eligible for rebates under the program, the number of Customers that will elect to participate in the Rebate Program, the proportion of Customers that will choose each rebate option, and the estimated per unit costs of disposal.

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed recent trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. The 19% decline in shipments during the approximately seven month period ended June 30, 2010 indicates that a portion of our Customers have already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data from the fiscal 2011 first quarter provided indications of the proportion of Customers that are expected to choose each of the other cash and rebate allowance options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.

Our assumptions regarding the response of our Customers to the Rebate Program could be wrong and actual results could be different from these estimates. For example, if all Customers elected the maximum incentive rebate associated with the SYSTEM 1E processor rebate, the total estimated rebate liability of $102.3 million would increase to approximately $111.0 million. Conversely, if all Customers elected the cash rebate option, the total estimated rebate liability would decrease to approximately $52.0 million.

Contingencies

We are involved in various patent, product liability, consumer, commercial, environmental, tax proceedings and claims, governmental investigations, and other legal and regulatory proceedings that arise from time to time in the course of our business. We record a liability for such contingencies to the extent that we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and of claims that are probable and estimable is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of claims, litigation, and other proceedings is unpredictable and actual results could be materially different from our estimates. We record anticipated recoveries under applicable insurance contracts when assured of recovery. Refer to Part II, Item 1, “Legal Proceedings” for additional information.

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

International Operations

Since we conduct operations outside the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2011, our revenues were favorably impacted by 0.9 million, or 0.3%, and income before income taxes was favorably impacted by $1.9 million, or 4.3%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws or government regulations or the application or interpretation thereof. Other risk factors are described herein and in the Company’s Form 10-K and other securities filings. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any outcome from litigation, regulatory action, administrative proceedings, government investigations, warning letters, cost reductions, business strategies, earnings and revenue trends, expense reduction or other future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that the application of or compliance with laws, court rulings, regulations, regulatory actions, including without limitation previously disclosed FDA warning letters, government investigations, the December 3, 2009 or February 22, 2010 FDA notices, the Consent Decree, Transition Plan, Rebate Program, the EPS System or other requirements or standards may delay or limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services, (f) the possibility that anticipated growth, cost savings, rebate assumptions, new product acceptance, or other results may not be achieved or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the Consent Decree, the transition to the new liquid chemical sterilant processing system, or those matters described in our Form 10-K for the year ended March 31, 2010 and this Form 10-Q may adversely impact our performance, results, prospects or value, (g) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2010 and this Form 10-Q for the quarter ended June 30, 2010.

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

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. Our exposures to market risks have not changed materially since March 31, 2010.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe we have adequately reserved for our current litigation and claims that are probable and estimable, and further believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings (including without limitation the matters discussed below). For certain types of claims, we presently maintain product liability insurance coverage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1® sterile processor and the STERIS 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this Item 1 as the “device”). Among other matters, the warning letter included the FDA’s assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA’s preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company’s response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing SYSTEM 1installed base in the U.S. for at least a two year period from that date.

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

The Consent Decree also provides that we may continue to support our Customers’ use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer’s need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result of the Rebate Program, we recorded a pre-tax liability of $110.0 million related to the SYSTEM 1 Rebate Program. Of the $110.0 million, $102.3 million is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7.7 million is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110.0 million reduction in operating income.

Addition information regarding the liabilities associated with the Rebate Program is included in the Part I, Item 2 of this Form 10-Q titled, “SYSTEM 1 Rebate Program.”

Also, in April, 2010 we voluntarily submitted information regarding modifications to the Reliance™ EPS Endoscope Processing System (the “EPS System”) to the FDA. These incremental modifications to the EPS System were considered minor by us. FDA has recently advised us that it believes a new pre-market notification (510(k)) for those modifications should be submitted. We have submitted the pre-market notification to the FDA. We have suspended shipments of EPS Systems in the U.S. until we receive FDA clearance of the submission. FDA has agreed that we may continue servicing EPS Systems in the field and provide consumables necessary for the continued use of the EPS Systems. We do not believe the impact of these events will be material with respect to our financial results.

The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions since January 2009 with respect to SYSTEM 1, including the Transition Plan were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan,

SYSTEM 1, the EPS System, or otherwise with respect to regulatory or compliance matters, as described in this Item 1 or in various portions of Item 1A. of Part I contained in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. On February 5, 2010, a complaint was filed by a Customer who claims to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. Steris Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys’ fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. We are evaluating this matter and expect to defend against these allegations. This proceeding or other civil, criminal, regulatory or other proceedings involving our SYSTEM 1, SYSTEM 1E, EPS System or other products or services could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.

For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2010: “Business – Information with respect to our Business in General – Recent Events – Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Except as noted above, we believe there have been no material recent developments concerning our legal proceedings since March 31, 2010 and no new material pending legal proceedings that are required to be reported.

ITEM 1A.	RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the SEC on May 28, 2010, that would materially affect our business, results of operations, or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2011, we did not repurchase any of our common shares. A repurchase program approved by the Company’s Board of Directors and announced on March 14, 2008, authorized the repurchase of up to $300,000 of our common shares. As of June 30, 2010, $203,864 in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the first quarter of fiscal 2011 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
April 1-30	—		$—		—	$203,864
May 1-31	—		—		—	203,864
June 1-30	—		—		—	203,864

Total	—	(1)	$—	(1)	—	$203,864

(1)	Does not include 62 shares purchased during the quarter at an average price of $33.14 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Executive Retention Agreement, dated April 1, 2010 between STERIS Corporation and Dr. Peter Burke.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/s/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer August 9, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Executive Retention Agreement, dated April 1, 2010 between STERIS Corporation and Dr. Peter Burke.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.