Form 10-Q
period 2010-09-30
STERIS CORP
filed 2010-11-09
CIK 815065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of common shares outstanding as of October 29, 2010: 59,146,680

STERIS Corporation and Subsidiaries

Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	March 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$217,403	$214,971
Accounts receivable (net of allowances of $9,353 and $9,238, respectively)	201,758	214,940
Inventories, net	144,933	121,135
Deferred income taxes, net	47,766	6,976
Prepaid expenses and other current assets	15,749	18,435

Total current assets	627,609	576,457
Property, plant, and equipment, net	348,137	346,858
Goodwill and intangibles, net	308,749	305,311
Other assets	9,911	9,776

Total assets	$1,294,406	$1,238,402

Liabilities and equity
Current liabilities:
Current portion of long-term indebtedness	$—	$—
Accounts payable	65,492	66,035
Accrued income taxes	3,174	—
Accrued payroll and other related liabilities	38,277	58,986
Accrued SYSTEM 1 Rebate Program	109,956	—
Accrued expenses and other	65,273	72,108

Total current liabilities	282,172	197,129

Long-term indebtedness	210,000	210,000
Deferred income taxes, net	16,184	20,749
Other liabilities	55,598	56,030

Total liabilities	563,954	483,908

Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,093 and 59,227 shares outstanding, respectively	237,595	237,165
Common shares held in treasury, 10,947 and 10,813 shares, respectively	(302,343)	(295,251)
Retained earnings	773,856	798,809
Accumulated other comprehensive income	20,591	12,991

Total shareholders’ equity	729,699	753,714
Noncontrolling interest	753	780

Total equity	730,452	754,494

Total liabilities and equity	$1,294,406	$1,238,402

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product	$197,092	$199,135	$274,364	$372,635
Service	115,333	115,094	227,041	225,137

Total revenues	312,425	314,229	501,405	597,772
Cost of revenues:
Product	110,736	115,958	217,312	210,235
Service	66,634	65,616	130,972	130,046

Total cost of revenues	177,370	181,574	348,284	340,281

Gross profit	135,055	132,655	153,121	257,491

Operating expenses:
Selling, general, and administrative	71,999	74,516	144,116	149,121
Research and development	8,043	8,189	16,652	15,769
Restructuring expenses	105	(115)	446	(327)

Total operating expenses	80,147	82,590	161,214	164,563

Income (loss) from operations	54,908	50,065	(8,093)	92,928

Non-operating expenses, net:
Interest expense	2,996	3,130	6,003	6,213
Interest and miscellaneous income	(188)	(278)	(350)	(495)

Total non-operating expenses, net	2,808	2,852	5,653	5,718

Income (loss) before income tax expense (benefit)	52,100	47,213	(13,746)	87,210
Income tax expense (benefit)	16,389	15,129	(4,247)	29,584

Net income (loss)	$35,711	$32,084	$(9,499)	$57,626

Net income (loss) per common share
Basic	$0.60	$0.55	$(0.16)	$0.98

Diluted	$0.59	$0.54	$(0.16)	$0.97

Cash dividends declared per common share outstanding	$0.15	$0.11	$0.26	$0.22

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2010	2009
Operating activities:
Net (loss) income	$(9,499)	$57,626
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, and amortization	26,310	27,839
Deferred income taxes	(44,863)	(2,089)
Share-based compensation	6,385	3,978
Loss on the disposal of property, plant, equipment, and intangibles, net	1,396	10
Other items	3,143	3,207
Changes in operating assets and liabilities:
Accounts receivable, net	13,551	31,040
Inventories, net	(22,558)	9,132
Other current assets	2,807	1,168
Accounts payable	(636)	(13,586)
Accrued SYSTEM 1 Rebate Program	109,956	—
Accruals and other, net	(29,635)	(25,917)

Net cash provided by operating activities	56,357	92,408

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(27,242)	(18,543)
Proceeds from the sale of property, plant, equipment, and intangibles	192	509

Net cash used in investing activities	(27,050)	(18,034)

Financing activities:
Repurchases of common shares	(16,627)	(289)
Cash dividends paid to common shareholders	(15,459)	(12,894)
Stock option and other equity transactions, net	3,290	2,102
Tax benefit from stock options exercised	786	463

Net cash used in financing activities	(28,010)	(10,618)

Effect of exchange rate changes on cash and cash equivalents	1,135	5,822

Increase in cash and cash equivalents	2,432	69,578
Cash and cash equivalents at beginning of period	214,971	154,180

Cash and cash equivalents at end of period	$217,403	$223,758

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended September 30, 2010 and 2009

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

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

This means that operating results for the three and six month periods ended September 30, 2010 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2011.

Fair Value of Financial Instruments

Except for long-term debt, our financial instruments are highly liquid or have short-term maturities. Therefore, the recorded value is approximately equal to the fair value. We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We determined that the estimated fair value of our long-term debt is $243,523 at September 30, 2010. The financial instruments that we hold could potentially expose us to a concentration of credit risk. We invest our excess cash in highly rated money market funds and other high-quality short-term investments placed with major banks and financial institutions. We have established guidelines related to diversification and maturities to maintain safety and liquidity.

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

The Accrued SYSTEM 1 Rebate Program (the “Rebate Program”) initially recognized during the first quarter of fiscal 2011 is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. Rebates of $102,313 are recognized as contra-revenue

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

consistent with other returns and allowances offered to Customers. The estimated cost of $7,691 to facilitate the disposal of the returned SYSTEM 1 processors has been recognized as cost of revenues. Both components are recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program include: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that will elect to participate in the Rebate Program, the proportion of Customers that will choose each rebate option, and the estimated per unit costs of disposal.

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed recent trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We have noted a decline of approximately 19% in shipments which indicates that a portion of our Customers have already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data from fiscal 2011 year to date provides indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.

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

Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $6,741 related to these actions, of which, $5,794 was recorded as restructuring expenses and $947 was recorded in cost of revenues. We also expect to incur an additional $3,900 by the end of fiscal 2012. These actions are intended to enhance profitability and improve efficiencies.

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

For the Three and Six Months Ended September 30, 2010 and 2009

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

The following tables summarize our total pre-tax restructuring expenses for the second quarter and first half of fiscal 2011 and fiscal 2010:

Three Months Ended September 30, 2010	Fiscal 2010 Restructuring Plan (1)

Severance, payroll, and other related costs	$23
Other	77

Total restructuring charges	$100

(1)	Includes $(5) in charges recorded in cost of revenues on Consolidated Statements of Operations.

Three Months Ended September 30, 2009	Fiscal 2009 Restructuring Plan (1)

Severance, payroll, and other related costs	$33
Asset impairment	(14)
Lease termination obligations and other	(321)

Total restructuring charges	$(302)

(1)	Includes $(187) in charges recorded in cost of revenues on Consolidated Statements of Operations.

Six Months Ended September 30, 2010	Fiscal 2010 Restructuring Plan
Severance, payroll, and other related costs	$6
Asset impairment and accelerated depreciation	356
Other	84

Total restructuring charges	$446

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

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

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	September 30, 2010

Severance and termination benefits	$1,894	$6	$(225)	$1,675
Asset impairments	—	356	(356)	—
Lease termination obligations	1,200	—	—	1,200
Other	509	84	(121)	472

Total	$3,603	$446	$(702)	$3,347

	Fiscal 2008 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	September 30, 2010

Severance and termination benefits	$102	$—	$(102)	$—
Asset impairments	289	—	—	289
Lease termination obligations	411	—	(152)	259

Total	$802	$—	$(254)	$548

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

3. Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as currently reported under U.S. GAAP and other comprehensive income. Other comprehensive income (loss) considers the effects of additional economic events that are not required to be recorded in determining net income (loss), but rather are reported as a separate component of shareholders’ equity. The following table illustrates the components of our comprehensive income (loss):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$35,711	$32,084	$(9,499)	$57,626
Cumulative foreign currency translation adjustment	21,101	7,610	8,142	31,594
Amortization of pension and postretirement benefit plans costs, net of taxes	(275)	(246)	(551)	(405)
Unrealized gains on investments	129	152	9	269

Total comprehensive income (loss)	$56,666	$39,600	$(1,899)	$89,084

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	September 30, 2010	March 31, 2010
Land and land improvements (1)	$26,434	$26,234
Buildings and leasehold improvements	196,660	192,722
Machinery and equipment	282,608	276,714
Information systems	103,915	103,056
Radioisotope	182,884	172,489
Construction in progress (1)	30,268	29,614

Total property, plant, and equipment	822,769	800,829
Less: accumulated depreciation and depletion	(474,632)	(453,971)

Property, plant, and equipment, net	$348,137	$346,858

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

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

	September 30, 2010	March 31, 2010
Raw materials	$44,206	$36,170
Work in process	21,132	20,668
Finished goods	79,595	64,297

Inventories, net	$144,933	$121,135

6. Debt

Indebtedness was as follows:

	September 30, 2010	March 31, 2010
Private Placement	$210,000	$210,000
Credit facility	—	—

Total long term debt	$210,000	$210,000

Additional information regarding our indebtedness is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2010	March 31, 2010
Accrued payroll and other related liabilities:
Compensation and related items	$14,535	$15,314
Accrued vacation/paid time off	6,863	5,734
Accrued bonuses	6,084	23,457
Accrued employee commissions	6,753	10,565
Other postretirement benefit obligations-current portion	3,340	3,340
Other employee benefit plans obligations-current portion	702	576

Total accrued payroll and other related liabilities	$38,277	$58,986

Accrued expenses and other:
Deferred revenues	$29,900	$27,908
Self-insured risk retention-current portion	2,398	4,956
Accrued dealer commissions	7,351	6,972
Accrued warranty	6,185	6,070
Other	19,439	26,202

Total accrued expenses and other	$65,273	$72,108

Other liabilities:
Self-insured risk retention-long-term portion	$9,986	$9,986
Other postretirement benefit obligations-long-term portion	21,008	21,839
Defined benefit pension plans obligations-long-term portion	10,282	10,179
Other employee benefit plans obligations-long-term portion	3,204	2,336
Accrued long-term income taxes	11,118	11,690

Total other liabilities	$55,598	$56,030

8. Income Tax Expense (Benefit)

Income tax expense (benefit) includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended September 30, 2010 and 2009 were 31.5% and 32.0%. The effective income tax rates for the six-month periods ended September 30, 2010 and 2009 were 30.9% and 33.9%, respectively. Because the accrual established during the six-month period ended September 30, 2010 in connection with the SYSTEM 1 Rebate Program was incurred in the United States at a higher effective tax rate, the projected mix of income before income taxes resulted in a lower operating tax rate.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

As of March 31, 2010, we had $11,788 in unrecognized tax benefits, of which $2,740 would favorably impact the effective tax rate if recognized. As of September 30, 2010, we had $11,018 in unrecognized tax benefits, of which $2,551 would favorably impact the effective tax rate if recognized. The decrease in unrecognized tax benefits for the six months ended September 30, 2010 is primarily due to a decrease in unrecognized tax benefits relating to prior years. We believe that it is reasonably possible that unrecognized tax benefits could decrease by up to $1,198 within 12 months of September 30, 2010, primarily as a result of audit settlements. As of September 30, 2010, we have recognized a liability for interest of $1,349 and penalties of $141.

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

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended September 30,	2010	2009	2010	2009	2010	2009
Service cost	$47	$59	$130	$137	$—	$—
Interest cost	654	761	84	81	292	487
Expected return on plan assets	(758)	(617)	(91)	(89)	—	—
Recognized losses	267	290	—	—	97	157
Curtailment/settlement	—	—	—	(19)	—	—
Amortization of transition obligation	—	(18)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(816)	(816)

Net periodic benefit cost (income)	$210	$475	$123	$110	$(427)	$(172)

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Six Months Ended September 30,	2010	2009	2010	2009	2010	2009
Service cost	$95	$119	$259	$216	$—	$—
Interest cost	1,309	1,522	168	162	584	974
Expected return on plan assets	(1,517)	(1,234)	(182)	(186)	—	—
Recognized losses	534	580	—	—	194	313
Curtailment/settlement	—	—	—	(19)	—	—
Amortization of transition obligation	—	(36)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1,631)	(1,631)

Net periodic benefit cost (income)	$421	$951	$245	$173	$(853)	$(344)

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

As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1® sterile processor and the STERIS 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this note 10 as the “device”). Among other matters, the warning letter included the FDA’s assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA’s preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company’s response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing SYSTEM 1 installed base in the U.S. for at least a two year period from that date. (On April 5, 2010, we received FDA clearance of the new liquid chemical sterilant processing system (SYSTEM 1E).)

On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA’s “concerns about the SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In the notice, among other things, FDA stated its belief that the SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA had not determined whether the SYSTEM 1 was safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and affect the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the SYSTEM 1 that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA’s December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, they should transition to that alternative as soon as possible. After its December 3, 2009 notice, we engaged in extensive discussions with the FDA regarding a comprehensive resolution of this matter. On February 2, 2010, the FDA notified healthcare facility administrators and infection control practitioners that FDA’s total recommended time period for transitioning from SYSTEM 1 in the U.S. was 18 months from that date. During this transition period in the U.S., we have continued to support the existing SYSTEM 1 installed base by providing accessories, sterilant, service and parts for U.S. Customers.

In April 2010 we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). On April 19, 2010, a Complaint and Consent Decree were filed in the U.S. District Court for the Northern District of Ohio, and on April 20, 2010, the Court approved the Consent Decree. In general, the Consent Decree addresses regulatory matters regarding SYSTEM 1, restricts further sales of SYSTEM 1 processors in the U.S., defines certain documentation and other requirements for continued service and support of SYSTEM 1 in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products in the U.S. that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree.

The Consent Decree also provides that we may continue to support our Customers’ use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer’s need for

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash rebate or a rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110,004 related to the SYSTEM 1 Rebate Program. Of the $110,004, $102,313 is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7,691 is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110,004 reduction in operating income.

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

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of eligible Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed recent trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We have noted a decline of approximately 19% in shipments which indicates that a portion of our Customers have already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data from the fiscal 2011 year to date provides indications of the proportion of Customers that are expected to choose each of the other cash and rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.

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

As of the date of this filing, we have not shipped SYSTEM 1E units as part of the Rebate Program or otherwise. We are currently awaiting FDA’s response to our request for clearance or approval of certain accessories for SYSTEM 1E, although those accessories are not required by regulation to sell or operate the device.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

Also in April, 2010 we voluntarily submitted information regarding modifications to the Reliance EPS Endoscope Processing System (the “EPS System”) to the FDA. These incremental modifications to the EPS System were considered minor by us. FDA has recently advised us that it believes a new pre-market notification (510(k)) for those modifications should be submitted. We have decided to voluntarily submit the pre-market notification to the FDA. We have suspended shipments of EPS Systems in the U.S. until we receive FDA clearance of the submission. FDA has agreed that we may continue servicing EPS Systems in the field and provide consumables necessary for the continued use of the EPS Systems. We do not believe the impact of these events will be material with respect to our financial results.

The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions since January 2009 with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, the EPS System, or otherwise with respect to regulatory or compliance matters, as described in this note 10 or in various portions of Item 1A. of Part I contained in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. On February 5, 2010, a complaint was filed by a Customer who claims to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. Steris Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys’ fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. We deny these allegations and continue to evaluate this matter. This proceeding or other civil, criminal, regulatory or other proceedings involving our SYSTEM 1, SYSTEM 1E, EPS System, or other products or services could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.

For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2010: “Business – Information with respect to our Business in General – Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

We describe income taxes further in Note 8 to our consolidated financial statements titled, “Income Tax Expense (Benefit)”, and in our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC on May 28, 2010.

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

The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and six month periods ended September 30, 2010, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

Financial information for each of our segments is presented in the following tables:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Healthcare (1)	$220,114	$223,006	$323,880	$423,610
Life Sciences	53,513	54,401	100,127	100,517
Isomedix	37,964	34,735	75,640	70,142

Total reportable segments	311,591	312,142	499,647	594,269
Corporate and other	834	2,087	1,758	3,503

Total revenues	$312,425	$314,229	$501,405	$597,772

Operating income (loss):
Healthcare (2)	$38,063	$36,366	$(39,849)	$68,469
Life Sciences	9,435	8,540	15,730	13,319
Isomedix	10,024	7,401	20,608	15,740

Total reportable segments	57,522	52,307	(3,511)	97,528
Corporate and other	(2,614)	(2,242)	(4,582)	(4,600)

Total operating income (loss)	$54,908	$50,065	$(8,093)	$92,928

(1)	Includes a reduction of $102,313 resulting from the SYSTEM 1 Rebate Program in the six months ended September 30, 2010.
(2)	Includes a reduction of $110,004 resulting from the SYSTEM 1 Rebate Program in the six months ended September 30, 2010.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	59,356	58,654	59,377	58,585
Dilutive effect of common share equivalents	693	588	—	457

Weighted average common shares outstanding and common share equivalents—diluted	60,049	59,242	59,377	59,042

The denominator in the computation of earnings per share for the six months ended September 30, 2010 does not include the potentially dilutive effect of common share equivalents because the numerator is a net loss. Inclusion would result in an antidilutive effect.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(shares in thousands)
Number of common share options	561	1,145	471	1,654

13. Repurchases of Common Shares

During the second quarter of fiscal 2011, we repurchased 534,000 of our common shares for an aggregate amount of $16,188, representing an average price of $30.32 per common share. This includes certain September 2010 repurchases that were not settled until October 2010. We also obtained 12,377 of our common shares during the second quarter of fiscal 2011 in connection with stock based compensation award programs. At September 30, 2010, $187,676 of STERIS common shares remained authorized for repurchase pursuant to a March 2008 Board Authorization. Also, 10,946,673 common shares were held in treasury at September 30, 2010.

14. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis, as defined by the agreement in the event of employment termination. Restricted shares and restricted share units generally cliff vest over a three or four year period. As of September 30, 2010, 3,490,155 shares remain available for grant under the long-term incentive plan.

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

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

The following weighted-average assumptions were used for share-based compensation granted during the first half of fiscal 2011 and fiscal 2010:

	Fiscal 2011	Fiscal 2010
Risk-free interest rate	2.68%	1.89%
Expected life of options	5.65 years	5.50 years
Expected dividend yield of stock	1.59%	1.49%
Expected volatility of stock	30.13%	27.96%

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

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	3,599,221	$24.96
Granted	273,578	31.92
Exercised	(159,336)	19.47
Forfeited	(7,290)	26.08
Canceled	(4,531)	31.20

Outstanding at September 30, 2010	3,701,642	$25.70	5.85	$27,891
Exercisable at September 30, 2010	2,619,058	$24.92	4.77	$21,767

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $33.22 closing price of our common shares on September 30, 2010 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first half of fiscal 2011 and fiscal 2010 was $2,018 and $1,286, respectively. Net cash proceeds from the exercise of stock options were $3,290 and $2,102 for the first half of fiscal 2011 and fiscal 2010, respectively. An income tax benefit of $786 and $463 was realized from stock option exercises during the first half of fiscal 2011 and fiscal 2010, respectively.

The weighted average grant date fair value of stock option grants was $8.80 and $5.66 for the first half of fiscal 2011 and fiscal 2010, respectively.

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of September 30, 2010 and 2009 was $971 and $651, respectively. The fair value of each outstanding SAR is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2010	222,590	23,000	$26.80
Granted	254,238	—	31.92
Vested	(49,357)	—	28.02
Canceled	(1,638)	—	31.87

Non-vested at September 30, 2010	425,833	23,000	$29.55

Restricted shares and restricted share units granted are valued based on the closing stock price at the grant date and are estimated to cliff vest over a three or four year period based upon the terms of the grants. The value of restricted shares and restricted share units that vested during the first half of fiscal 2011 was $1,383.

Cash settled restricted share units carry generally the same terms and vesting requirements as restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of September 30, 2010 and 2009 was $1,192 and $1,636, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of September 30, 2010, there was a total of $11,803 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.12 years.

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

Changes in our warranty liability during the first half of fiscal 2011 were as follows:

Balance, March 31, 2010	$6,070
Warranties issued during the period	2,460
Settlements made during the period	(2,345)

Balance, September 30, 2010	$6,185

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $19,140 and $17,709 as of September 30, 2010 and March 31, 2010, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

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

	Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value at September 30, 2010	Fair Value at March 31, 2010	Fair Value at September 30, 2010	Fair Value at March 31, 2010
Prepaid & Other	$1,051	$992	$—	$—
Accrued expenses and other	$—	$—	$46	$—

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Six months ended September 30,
		2010	2009
Foreign currency forward contracts	Selling, general and administrative	$715	$66
Commodity swap contracts	Cost of revenues	$(176)	$71

STERIS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the Three and Six Months Ended September 30, 2010 and 2009

(dollars in thousands, except per share amounts)

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at September 30, 2010:

		Fair Value Measurements at September 30, 2010 Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$217,403	$217,403	$—	$—
Forward and swap contracts (1)	1,051	—	1,051	—
Investments (2)	2,137	2,137	—	—
Liabilities:
Forward and swap contracts (1)	$46	$—	$46	$—
Deferred compensation plans (2)	2,137	2,137	—	—

(1)	The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2)	We provide a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)).

18. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended September 30, 2010. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2010 Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of September 30, 2010, and the related consolidated statements of operations and cash flows for the three and six month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.

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

November 9, 2010

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first half of fiscal 2011 and fiscal 2010. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

We, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

Free cash flow – We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which is also presented in the Consolidated

Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculations of our free cash flow for the six months ended September 30, 2010 and 2009:

	Six Months Ended September 30,
(dollars in thousands)	2010	2009
Net cash flows provided by operating activities	$56,357	$92,408
Purchases of property, plant, equipment and intangibles, net	(27,242)	(18,543)
Proceeds from the sale of property, plant, equipment and intangibles	192	509

Free cash flow	$29,307	$74,374

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

The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. In addition, each of our core industries is experiencing specific trends that could increase demand. Within healthcare, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. In the contract sterilization industry, the aging population increases the demand for medical procedures, which can increase the consumption of single use medical devices and surgical kits.

Beyond our core markets, infection-control issues are becoming a global concern, and emerging threats are prominent in the news. We are actively pursuing new opportunities to adapt our proven technologies to meet the changing needs of the global marketplace.

During the first half of fiscal 2011, we recorded a pre-tax liability related to the SYSTEM 1 Rebate Program. The Rebate Program reduced Healthcare revenues by $102.3 million, increased Healthcare cost of revenues by $7.7 million, decreased gross margin and operating margin by $110.0 million, decreased net income by $70.3 million and reduced earnings per diluted share by $1.17. The accrual of these estimated rebates and costs increased current liabilities by $110.0 million and did not have a material impact on free cash flow during the period.

Fiscal 2011 second quarter revenues were $312.4 million representing a decrease of 0.6% compared to prior year. Our gross margin percentage for the fiscal 2011 second quarter was 43.2%, representing a 100 basis point increase over the prior year period, driven primarily by productivity improvements and favorable product mix. Fiscal 2011 first half revenues were $501.4 million and gross margin percentage was 30.5%. Excluding the impact of the Rebate Program, fiscal 2011 first half revenues were $603.7 million compared to $597.8 million in the first half of fiscal 2010, representing an increase of $5.9 million, or 1.0%, driven primarily by growth in the Isomedix business segment and capital equipment growth in the United States Healthcare business segment. Excluding the impact of the Rebate Program, our gross margin percentage for the first half of fiscal 2011 was 43.6%, an improvement of 50 basis points over the first half of the prior fiscal year, reflecting the impact of productivity improvements, price increases, and favorable product mix, partially offset by unfavorable foreign currency fluctuations.

Free cash flow was $29.3 million in the first half of fiscal 2011 compared to $74.4 million in the prior year first half due to higher capital spending levels and changes in operating assets and liabilities. Our debt-to-total capital ratio was 22.4% at September 30, 2010 and 21.8% at March 31, 2010. During the first half of fiscal 2011, we declared and paid quarterly cash dividends of $0.26 per common share.

Additional information regarding our fiscal 2011 second quarter financial performance is included in the subsection below titled “Results of Operations.”

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

To provide meaningful comparative analysis of our actual results for the periods presented, we have excluded the impact of the Rebate Program when discussing revenues, gross profit, income tax expense and business segment results of operations. A reconciliation of amounts reported to the amounts excluding the impact of the Rebate Program which are used in the discussion of our results of operations is provided below.

	Three Months Ended September 30, 2010
(dollars in thousands)	As reported	Impact of Rebate Program	Results of Operations, excluding Rebate Program
Income before income taxes	52,100	—	52,100
Income tax expense	16,389	(2,704)	19,093

Net income	$35,711	$2,704	$33,007

Net income per common share:
Basic	$0.60	$0.04	$0.56

Diluted	$0.59	$0.04	$0.55

Weighted average number of common shares outstanding used in EPS computation:
Basic	59,356		59,356
Diluted	60,049		60,049
Effective income tax rate	31.5%		36.6%

	Six Months Ended September 30, 2010
(dollars in thousands)	As reported	Impact of Rebate Program	Results of Operations, excluding Rebate Program
Revenues
Product	$274,364	$(102,313)	$376,677
Service	227,041	—	227,041

Total revenues	501,405	(102,313)	603,718

Cost of revenues
Product	217,312	7,691	209,621
Service	130,972	—	130,972

Total cost of revenues	348,284	7,691	340,593
Gross profit	153,121	(110,004)	263,125
Operating expenses	161,214	—	161,214

(Loss) income from operations	(8,093)	(110,004)	101,911
Non-operating expenses, net	5,653	—	5,653

(Loss) income before income taxes	(13,746)	(110,004)	96,258
Income tax (benefit) expense	(4,247)	(39,660)	35,413

Net (loss) income	$(9,499)	$(70,344)	$60,845

Net (loss) income per common share:
Basic	$(0.16)	$(1.18)	$1.02

Diluted	$(0.16)	$(1.17)	$1.01

Weighted average number of common shares outstanding used in EPS computation:
Basic	59,377		59,377
Diluted	59,377		60,153
Effective income tax rate	30.9%		36.8%

(dollars in thousands)	As reported	Impact of Rebate Program	Results of Operations, excluding Rebate Program
Healthcare segment:
Revenues	$323,880	$(102,313)	$426,193
Operating (loss) income	$(39,849)	$(110,004)	$70,155

Restructuring. During the first half of fiscal 2011, we did not incur any significant additional expenses related to previously announced restructuring actions.

Additional information regarding our restructuring actions is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2011, our revenues were unfavorably impacted by $1.5 million, or 0.5%, and income before taxes was unfavorably impacted by $1.7 million, or 3.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2011, our revenues were unfavorably impacted by $0.6 million, or 0.1%, and income before income taxes was favorably impacted by $0.2 million, or 1.6% as compared to the same prior year period.

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2011, excluding the impact of the Rebate Program, compared with the same fiscal 2010 periods. The impact of the Rebate Program is discussed previously in “Matters Affecting Comparability.” We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three and six months ended September 30, 2010 to the revenues for the three and six months ended September 30, 2009:

	Three Months Ended September 30,		Change	Percent Change
					Percent of Total Revenues
(dollars in thousands)	2010	2009			2010	2009
Capital Revenues	$120,308	$119,147	$1,161	1.0%	38.5%	37.9%
Consumable Revenues	76,784	79,988	(3,204)	(4.0)%	24.6%	25.5%

Product Revenues	197,092	199,135	(2,043)	(1.0)%	63.1%	63.4%
Service Revenues	115,333	115,094	239	0.2%	36.9%	36.6%

Total Revenues	$312,425	$314,229	$(1,804)	(0.6)%	100.0%	100.0%

Service Revenues	$115,333	$115,094	$239	0.2%	36.9%	36.6%
Consumable Revenues	76,784	79,988	(3,204)	(4.0)%	24.6%	25.5%

Recurring Revenues	192,117	195,082	(2,965)	(1.5)%	61.5%	62.1%
Capital Revenues	120,308	119,147	1,161	1.0%	38.5%	37.9%

Total Revenues	$312,425	$314,229	$(1,804)	(0.6)%	100.0%	100.0%

United States	$237,953	$238,292	$(339)	(0.1)%	76.2%	75.8%
International	74,472	75,937	(1,465)	(1.9)%	23.8%	24.2%

Total Revenues	$312,425	$314,229	$(1,804)	(0.6)%	100.0%	100.0%

	Six Months Ended September 30,		Change	Percent Change	Percent of Total Revenues

(dollars in thousands)	2010	2009			2010	2009
Capital Revenues	$223,560	$211,850	$11,710	5.5%	37.0%	35.4%
Consumable Revenues	153,117	160,785	(7,668)	(4.8)%	25.4%	26.9%

Product Revenues	376,677	372,635	4,042	1.1%	62.4%	62.3%
Service Revenues	227,041	225,137	1,904	0.8%	37.6%	37.7%

Total Revenues	$603,718	$597,772	$5,946	1.0%	100.0%	100.0%

Service Revenues	$227,041	$225,137	$1,904	0.8%	37.6%	37.7%
Consumable Revenues	153,117	160,785	(7,668)	(4.8)%	25.4%	26.9%

Recurring Revenues	380,158	385,922	(5,764)	(1.5)%	63.0%	64.6%
Capital Revenues	223,560	211,850	11,710	5.5%	37.0%	35.4%

Total Revenues	$603,718	$597,772	$5,946	1.0%	100.0%	100.0%

United States	$464,041	$462,098	$1,943	0.4%	76.9%	77.3%
International	139,677	135,674	4,003	3.0%	23.1%	22.7%

Total Revenues	$603,718	$597,772	$5,946	1.0%	100.0%	100.0%

Quarter over Quarter Comparison

Revenues decreased $1.8 million, or 0.6%, to $312.4 million for the quarter ended September 30, 2010, as compared to $314.2 million for the same prior year quarter. Capital revenues increased $1.2 million in the second quarter of fiscal 2011, driven by higher demand in North America from Healthcare Customers. Service revenues increased $0.2 million in the second quarter of fiscal 2011 due to an increase in Isomedix, although this increase was largely offset by decreases within the Healthcare and Life Sciences business segments. Consumable revenues decreased $3.2 million for the quarter ended September 30, 2010, primarily driven by decreases within the Healthcare segment attributable to reductions in SYSTEM 1 consumables and lower H1N1 product sales as compared to the prior year quarter.

International revenues decreased $1.5 million, or 1.9%, to $74.5 million for the quarter ended September 30, 2010, as compared to $75.9 million for the same prior year quarter. International revenues were unfavorably affected by decreases in capital equipment revenues, which decreased 7.9% primarily due to decreases within Europe and Latin America. International recurring revenues increased during the second quarter of fiscal 2011 by 5.3%, reflecting increases within Canada, and the Asia Pacific and Latin American regions partially offset by a decrease in Europe.

United States revenues decreased $0.3 million, or 0.1%, to $238.0 million for the quarter ended September 30, 2010, as compared to $238.3 million for the same prior year quarter. United States recurring revenues decreased 3.0% for the second quarter of fiscal 2011, and reflected decreases of 6.9% and 0.4% in consumable and service revenues, respectively. The decrease in United States consumable revenues was driven by decreases in SYSTEM 1 consumables and consumables associated with H1N1. Capital equipment revenues increased 5.8% in the United States.

First Half over First Half Comparison

Revenues increased $5.9 million, or 1.0%, to $603.7 million for the first half of fiscal 2011, as compared to revenues of $597.8 million during the first half of fiscal 2010. Capital equipment revenues increased $11.7 million or 5.5%, driven by improved demand within the North America, Asia Pacific and Latin America regions partially offset by a decline in Europe. Recurring revenues decreased $5.8 million or 1.5% driven by weaker demand in United States and Europe reflecting decreases in SYSTEM 1 consumables and consumables associated with H1N1.

International revenues for the first half of fiscal 2011 were $139.7 million, an increase of $4.0 million, or 3.0%, as compared to the first half of fiscal 2010. Fiscal 2011 year-to-date international revenues were favorably impacted by a 0.9% increase in capital equipment revenue and a 5.0% increase in recurring revenues, reflecting increases in both consumable and service revenues of 3.6% and 6.5% respectively.

United States revenues for the first half of fiscal 2011 were $464.0 million, an increase of $1.9 million, or 0.4%, as compared to the first half of fiscal 2010. The fiscal 2011 year-to-date increase in United States revenues was primarily driven by increases in capital equipment revenues of 7.8% and service revenues generated by our Isomedix segment of 6.8%. These increases were largely offset by a 7.0% decrease in consumable revenues.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three and six months ended September 30, 2010 to the three and six months ended September 30, 2009:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2010	2009
Gross Profit:
Product	$86,356	$83,177	$3,179	3.8%
Service	48,699	49,478	(779)	(1.6)%

Total Gross Profit	$135,055	$132,655	$2,400	1.8%

Gross Profit Percentage:
Product	43.8%	41.8%
Service	42.2%	43.0%

Total Gross Profit Percentage	43.2%	42.2%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2010	2009
Gross Profit:
Product	$167,056	$162,400	$4,656	2.9%
Service	96,069	95,091	978	1.0%

Total Gross Profit	$263,125	$257,491	$5,634	2.2%

Gross Profit Percentage:
Product	44.3%	43.6%
Service	42.3%	42.2%

Total Gross Profit Percentage	43.6%	43.1%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross margin for the second quarter of fiscal 2011 amounted to 43.2%, representing an increase of 100 basis points as compared to the same prior year period. For the first half of fiscal 2011, gross margin amounted to 43.6%, representing an increase of 50 basis points as compared to the same prior year period. During both fiscal 2011 periods, we benefited from productivity improvements, price increases, and favorable product mix, partially offset by unfavorable foreign currency fluctuations.

Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2010 to the three and six months ended September 30, 2009:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Expenses:
Selling, General, and Administrative	$71,999	$74,516	$(2,517)	(3.4)%
Research and Development	8,043	8,189	(146)	(1.8)%
Restructuring Expenses	105	(115)	220	NM

Total Operating Expenses	$80,147	$82,590	$(2,443)	(3.0)%

NM - Not meaningful.

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Expenses:
Selling, General, and Administrative	$144,116	$149,121	$(5,005)	(3.4)%
Research and Development	16,652	15,769	883	5.6%
Restructuring Expenses	446	(327)	773	NM

Total Operating Expenses	$161,214	$164,563	$(3,349)	(2.0)%

NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenue, SG&A decreased 70 basis points to 23.0% for the second quarter of fiscal 2011 as compared to 23.7% in the second quarter of fiscal 2010 and decreased 100 basis points to 23.9% for the first half of fiscal 2011, as compared to the same prior year period. The decrease in SG&A expense as a percentage of total revenue in the second quarter of fiscal 2011 reflects the benefit of cost reduction actions previously implemented as well as improved operating efficiencies.

As a percentage of total revenues, research and development expenses were 2.6% and 2.8% for the three and six month periods ended September 30, 2010 and 2.6% for each of the three and six month periods ended September 30, 2009. For the three month period ended September 30, 2010, research and development expenses decreased 1.8% to $8.0 million as compared to $8.2 million during the same prior year period. The second quarter of fiscal 2010 includes a government subsidy of $0.8 million received for research and development expenses incurred by one of our international locations. For the first half of fiscal 2011, research and development expenses increased 5.6% to $16.7 million, as compared to $15.8 million, during the same prior year period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the second quarter of fiscal 2011, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical tables and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

In the second quarters of fiscal 2011 and 2010, we did not incur any significant additional expenses related to our previously announced restructuring plans, and we settled certain obligations for less than originally expected. The following tables summarize our total pre-tax restructuring expenses for the second quarter and first half of fiscal 2011 and fiscal 2010:

Three Months Ended September 30, 2010	Fiscal 2010 Restructuring Plan (1)
Severance, payroll, and other related costs	$23
Other	77

Total restructuring charges	$100

(1)	Includes $(5) in charges recorded in cost of revenues on Consolidated Statements of Operations.

Three Months Ended September 30, 2009	Fiscal 2009 Restructuring Plan (1)
Severance, payroll, and other related costs	$33
Asset impairment	(14)
Lease termination obligations and other	(321)

Total restructuring charges	$(302)

(1)	Includes $(187) in charges recorded in cost of revenues on Consolidated Statements of Operations.

Six Months Ended September 30, 2010	Fiscal 2010 Restructuring Plan
Severance, payroll, and other related costs	$6
Asset impairment and accelerated depreciation	356
Other	84

Total restructuring charges	$446

Six Months Ended September 30, 2009	Fiscal 2009 Restructuring Plan (2)
Severance, payroll, and other related costs	$(13)
Product rationalization	(234)
Lease termination obligations and other	(308)
Asset impairment	(14)

Total restructuring charges	$(569)

(2)	Includes $(242) in charges recorded in cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
	March 31, 2010	Fiscal 2011		September 30, 2010
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$1,894	$6	$(225)	$1,675
Asset impairments	—	356	(356)	—
Lease termination obligations	1,200	—	—	1,200
Other	509	84	(121)	472

Total	$3,603	$446	$(702)	$3,347

	Fiscal 2008 Restructuring Plan
	March 31, 2010	Fiscal 2011		September 30, 2010
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$102	$—	$(102)	$—
Asset impairments	289	—	—	289
Lease termination obligations	411	—	(152)	259

Total	$802	$—	$(254)	$548

Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expense for the three and six months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(dollars in thousands)	2010	2009	Change
Non-Operating Expenses, Net:
Interest Expense	$2,996	$3,130	$(134)
Interest and Miscellaneous Income	(188)	(278)	90

Non-Operating Expenses, Net	$2,808	$2,852	$(44)

	Six Months Ended September 30,		Change
(dollars in thousands)	2010	2009
Non-Operating Expenses, Net:
Interest Expense	$6,003	$6,213	$(210)
Interest and Miscellaneous Income	(350)	(495)	145

Non-Operating Expenses, Net	$5,653	$5,718	$(65)

Interest expense decreased $0.1 million and $0.2 million during the second quarter and first half of fiscal 2011, respectively, as compared to the same prior year period as a result of higher capitalized interest. Interest and miscellaneous income decreased $0.1 million for both the second quarter and first half of fiscal 2011, respectively, as compared with the same prior year period.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for operations, excluding the impact of the Rebate Program, for the three and six months ended September 30, 2010 to the three and six months ended September 30, 2009:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2010	2009
Income Tax Expense	$19,093	$15,129	$3,964	26.2%
Effective Income Tax Rate	36.6%	32.0%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2010	2009
Income Tax Expense	$35,413	$29,584	$5,829	19.7%
Effective Income Tax Rate	36.8%	33.9%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and six month periods ended September 30, 2010 were 36.6% and 36.8%, respectively, compared with 32.0% and 33.9%, respectively, for the same prior year periods. We benefited from the settlement with tax authorities outside the United States during the three and six month periods ended September 30, 2009.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs from our former Erie, Pennsylvania manufacturing operation. Our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010, provides additional information regarding each business segment. The following table compares business segment revenues, excluding the impact of the Rebate Program in our Healthcare segment, for the three and six months ended September 30, 2010 to the three and six months ended September 30, 2009:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2010	2009
Revenues:
Healthcare	$220,114	$223,006	$(2,892)	(1.3)%
Life Sciences	53,513	54,401	(888)	(1.6)%
Isomedix	37,964	34,735	3,229	9.3%

Total reportable segments	311,591	312,142	(551)	(0.2)%
Corporate and other	834	2,087	(1,253)	(60.0)%

Total Revenues	$312,425	$314,229	$(1,804)	(0.6)%

(dollars in thousands)	Six Months Ended September 30,		Change	Percent Change
	2010	2009
Revenues:
Healthcare	$426,193	$423,610	$2,583	0.6%
Life Sciences	100,127	100,517	(390)	(0.4)%
Isomedix	75,640	70,142	5,498	7.8%

Total reportable segments	601,960	594,269	7,691	1.3%
Corporate and other	1,758	3,503	(1,745)	(49.8)%

Total Revenues	$603,718	$597,772	$5,946	1.0%

Healthcare segment revenues were 70.5% of total revenues for the second quarter of fiscal 2011 compared with 71.0% for the same prior year period. Healthcare revenues decreased $2.9 million, or 1.3%, to $220.1 million for the quarter ended September 30, 2010, as compared to $223.0 million for the same prior year quarter. Capital equipment revenues grew 1.8% because of higher demand for our products in the United States. This increase was more than offset by declines in revenues from consumables and services of 5.6% and 1.9%, respectively. The decline in consumable revenues was driven by lower demand in the United States for SYSTEM 1 consumables and reductions in consumables associated with H1N1. At September 30, 2010, the Healthcare segment’s backlog amounted to $154.3 million, increasing $24.4 million, or 18.8%, compared to the backlog of $129.9 million at September 30, 2009 and increasing $20.1 million, or 15.0%, compared to the backlog of $134.2 million at June 30, 2010. The increase is driven by new products, particularly SYSTEM 1E.

Healthcare segment revenues represented 70.6% of total revenues for the first six months of fiscal 2011 compared with 70.9% for the same prior year period. Healthcare revenues increased $2.6 million, or 0.6%, to $426.2 million for the six months ended September 30, 2010, as compared to $423.6 million for the same prior year period. The increase is primarily attributable to higher capital equipment revenues within the United States, which increased 11.8%. Consumable revenues decreased 7.5%, driven primarily from decreases within the United States. Service revenues also decreased 1.6% with decreases in all geographies.

Life Sciences segment revenues were 17.1% of total revenues for the second quarter of fiscal 2011 as compared to 17.3% for the same prior year quarter. Life Sciences revenues decreased $0.9 million, or 1.6%, to $53.5 million for the quarter ended September 30, 2010, as compared to $54.4 million for the same prior year quarter. The decrease in Life Sciences revenues was driven by decreases of 3.3% in both capital equipment and service revenues, partially offset by a 2.4% increase in consumable revenues. The declines in capital equipment and service revenues primarily occurred within the United States and Europe as consolidations within the industry continue to limit order levels from our pharmaceutical Customers. At September 30, 2010, the Life Sciences segment’s backlog amounted to $38.0 million, decreasing $8.5 million, or 18.3% compared to the backlog of $46.5 million at September 30, 2009 and decreasing $0.1 million, or 0.1%, compared to the backlog of $37.9 million at June 30, 2010.

Life Sciences segment revenues represented 16.6% of total revenues for the first six months of fiscal 2011, compared with 16.8% for the same prior year period. Life Sciences revenues decreased $0.4 million, or 0.4%, to $100.1 million for the first half of fiscal 2011, as compared to $100.5 million for the same prior year period. The decrease in Life Sciences revenues was primarily driven by a 7.4% decrease in capital equipment revenues reflecting declines in United States, Europe and Latin America. Capital equipment revenues continue to be impacted by consolidations within the industry limiting order levels from our pharmaceutical Customers. Recurring revenues grew $2.2 million or 3.4% revenue growth of 7.2% and service revenue growth of 0.1%.

Isomedix segment revenues were 12.2% of total revenues for the second quarter of fiscal 2011 as compared to 11.1% for the same prior year quarter. The segment’s revenues increased $3.2 million, or 9.3%, to $38.0 million for the quarter ended September 30, 2010, as compared to $34.7 million for the same prior year quarter. Revenues were favorably impacted by increased demand from our medical device Customers, as well as modest market share gains.

Isomedix segment revenues represented 12.5% of total revenues for the first six months of fiscal 2011 compared with 11.7% for the comparable prior year period. The segment experienced increased revenue of $5.5 million, or 7.8%, to $75.6 million during the first half of fiscal 2011 as compared to $70.1 million for the same prior year period. Revenues were favorably impacted by increased demand from our medical device Customers, as well as modest market share gains.

The following table compares our business segment operating results, excluding the impact of the Rebate Program, for the three and six months ended September 30, 2010 to the three and six months ended September 30, 2009:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Income (Loss):
Healthcare	$38,063	$36,366	$1,697	4.7%
Life Sciences	9,435	8,540	895	10.5%
Isomedix	10,024	7,401	2,623	35.4%

Total reportable segments	57,522	52,307	5,215	10.0%
Corporate and other	(2,614)	(2,242)	(372)	(16.6)%

Total Operating Income	$54,908	$50,065	$4,843	9.7%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Income (Loss):
Healthcare	$70,155	$68,469	$1,686	2.5%
Life Sciences	15,730	13,319	2,411	18.1%
Isomedix	20,608	15,740	4,868	30.9%

Total reportable segments	106,493	97,528	8,965	9.2%
Corporate and other	(4,582)	(4,600)	18	0.4%

Total Operating Income	$101,911	$92,928	$8,983	9.7%

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

The Healthcare segment’s operating income increased $1.7 million for the second quarter and first half of fiscal 2011 as compared to the same prior year periods. The segment’s operating margins were 17.3% and 16.5% for the second quarter and first half of fiscal 2011, respectively, representing increases of 100 basis points and 30 basis points, respectively, as compared to the prior year periods. The improvement in operating income was driven by operating efficiencies.

The Life Sciences segment’s operating income increased $0.9 million and $2.4 million for the second quarter and first six months of fiscal 2011, respectively, as compared to the same prior year periods. The segment’s operating margins were 17.6% and 15.7% for the second quarter and first half of fiscal 2011, respectively, representing increases of 190 basis points and 240 basis points, respectively, over the comparable prior year periods. The improvement was driven by product mix and operating efficiencies.

The Isomedix segment’s operating income increased $2.6 million and $4.9 million for the second quarter and first six months of fiscal 2011, respectively, as compared to the same prior year periods. The segment’s operating margins were 26.4% and 27.2% for the second quarter and first half of fiscal 2011, representing increases of 510 basis points and 480 basis points, respectively, over the comparable prior year periods. The increases in operating income was due to increased revenues.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the six months ended September 30, 2010 and 2009:

	Six Months Ended September 30,
(dollars in thousands)	2010	2009
Operating activities:
Net (loss) income	$(9,499)	$57,626
Non-cash items	(7,628)	32,945
Change in Accrued SYSTEM 1 Rebate Program	109,956	—
Changes in operating assets and liabilities	(36,472)	1,837

Net cash provided by operating activities	$56,357	$92,408

Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(27,242)	$(18,543)
Proceeds from the sale of property, plant, equipment, and intangibles	192	509

Net cash used in investing activities	$(27,050)	$(18,034)

Financing activities:
Repurchases of common shares	(16,627)	(289)
Cash dividends paid to common shareholders	$(15,459)	$(12,894)
Stock option and other equity transactions, net	3,290	2,102
Tax benefit from stock options exercised	786	463

Net cash used in financing activities	$(28,010)	$(10,618)

Debt-to-total capital ratio	22.4%	20.8%
Free cash flow	$29,307	$74,374

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $56.4 million for the first six months of fiscal 2011 as compared with $92.4 million for the first six months of fiscal 2010. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items – Our non-cash items include depreciation, depletion and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Changes in our non-cash items were negative $7.6 million for the first six months of fiscal 2011 and positive $32.9 million for the first six months of fiscal 2010. Significant changes in these items for the first half of fiscal 2011 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization – Depreciation, depletion, and amortization are a significant component of non-cash items. This expense totaled $26.3 million and $27.8 million for the first six months of fiscal 2011 and fiscal 2010, respectively.

•

Deferred income taxes – Our deferred income tax benefit was $44.8 million for the first six months of fiscal 2011, compared with a deferred income tax benefit of $2.1 million for the first six months of fiscal 2010. The increase is attributable to the recognition of a deferred tax asset in connection with the recording of the SYSTEM 1 Rebate Program accrual.

•	Share-based compensation expense – We recorded share-based compensation expense of $6.4 million and $4.0 million for the first six months of fiscal 2011 and fiscal 2010, respectively.

•

Changes in operating assets and liabilities – Changes to our operating assets and liabilities, including the change in Accrued System 1 Rebate Program, provided cash of $73.5 million and $1.8 million during the first half of fiscal 2011 and fiscal 2010, respectively.

•

Accounts receivable, net – Changes in our net accounts receivable balances provided cash of $13.6 million and $31.0 million during the first six months of fiscal 2011 and fiscal 2010, respectively. Our accounts receivable balances may change from period to period due to the timing of revenues and Customer payments.

•

Inventories, net – An increase in our net inventory balances drove use of cash of $22.6 million in the first half of fiscal 2011 and a decrease in net inventory balances in the first half fiscal 2010 provided cash of $9.1 million. The increase in inventory levels in fiscal 2011 is due to $16.9 million of SYSTEM 1E inventory.

•

Other current assets – Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in other current asset balances provided cash of $2.8 million and $1.2 million during the first six months of fiscal 2011 and 2010, respectively.

•

Accounts payable – Decreases in our accounts payable balances drove uses of cash of $0.6 million and $13.6 million during the first six months of fiscal 2011 and fiscal 2010, respectively. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accrued SYSTEM 1 Rebate Program – The increase results from the establishment of the accrual in the amount of $110.0 million for liabilities resulting from the SYSTEM 1 Rebate Program during the first six months of fiscal 2011, offset by the rebate settlements to date.

•

Accruals and other, net – Changes in our net accruals and other liabilities balances used cash of $36.5 million during the first half of fiscal 2011 while changes in the first half of fiscal 2010 provided cash of $1.8 million. Cash flows related to our accruals and other liabilities balances may change from period to period primarily due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $27.1 million for the first six months of fiscal 2011 compared with $18.0 million for the first six months of fiscal 2010. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2011 and fiscal 2010:

•

Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $27.2 million for the first six months of fiscal 2011 as compared to $18.5 million during the same prior year period. Radioisotope purchases were higher during the first six months of fiscal 2011 in comparison to fiscal 2010.

•	Proceeds from the sale of property, plant, equipment, and intangibles – During the first six months of fiscal 2011, we recorded proceeds of $0.2 million.

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $28.0 million for the first six months of fiscal 2011 compared with net cash used in financing activities of $10.6 million for the first six months of fiscal 2010. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2011 and fiscal 2010:

•

Repurchases of common shares – The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first six months of fiscal 2011, we paid for the repurchase of 533,200 of our common shares under this authorization at an average purchase price of

$30.32 per common share. We also obtained 12,377 of our common shares during the first six months of fiscal 2011 in connection with stock – based compensation award programs.

•

Cash dividends paid to common shareholders – During the first six months of fiscal 2011, we paid total cash dividends of $15.5 million, or $0.26 per outstanding common share. During the first six months of fiscal 2010, we paid total cash dividends of $12.9 million, or $0.22 per outstanding common share.

•

Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock compensation programs. During the first six months of fiscal 2011 and fiscal 2010, we received cash proceeds totaling $3.3 million and $2.1 million, respectively, under these programs.

•

Tax benefit from stock options exercised – During the first six months of fiscal 2011, our income taxes were reduced by $0.8 million as a result of deductions allowed for stock options exercised. The reduction in the fiscal 2010 comparable period was $0.5 million.

Cash Flow Measures. Free cash flow was $29.3 million in the first half of fiscal 2011 compared to $74.4 million in the prior year first half due to higher capital spending levels and changes in operating assets and liabilities. Our debt-to-total capital ratio was 22.4% at September 30, 2010 and 21.8% at March 31, 2010.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. Our commercial commitments were approximately $37.6 million at September 30, 2010 reflecting a net increase of $0.9 million in surety bonds and other commercial commitments from March 31, 2010. In conjunction with facility consolidation projects, we have entered into commitments aggregating approximately $13.4 million with general contractors as of September 30, 2010. These obligations are comprised principally of construction contracts and are generally due within 24 months. The related construction costs are incurred and financed through operating cash flow. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2010. At September 30, 2010, there was $374.8 million available under the Facility for borrowing. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility ($25.2 million at September 30, 2010).

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

Recording the obligations associated with the Rebate Program requires the use of estimates and assumptions. The use of estimates and assumptions involves judgments with respect to factors that may impact the ultimate outcome and may be beyond management’s control. The amount recognized during the first half of fiscal 2011 is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. Rebates of $102.3 million are recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated cost of $7.7 million to facilitate the disposal of the processors has been recognized as cost of revenues. Both components are recorded as current liabilities. Minor rebate obligations were settled during the six months ended September 30, 2010. The key assumptions involved in the estimates associated with the Rebate Program include: the number and age of SYSTEM 1 processors eligible for rebates under the program, the number of Customers that will elect to participate in the Rebate Program, the proportion of Customers that will choose each rebate option, and the estimated per unit costs of disposal.

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed recent trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We have noted a decline of approximately 19% in shipments which indicates that a portion of our Customers have already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data from fiscal 2011 year to date provides indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.

Our assumptions regarding the response of our Customers to the Rebate Program could be wrong and actual results could be different from these estimates. For example, if all Customers elected the maximum incentive rebate associated with the SYSTEM 1E processor rebate, the total estimated rebate liability of $102.3 million would increase to approximately $110.0 million. Conversely, if all Customers elected the cash rebate option, the total estimated rebate liability would decrease to approximately $52.0 million.

As of the date of this filing, we have not shipped SYSTEM 1E units as part of the Rebate Program or otherwise. We are currently awaiting FDA’s response to our request for clearance or approval of certain accessories for SYSTEM 1E, although those accessories are not required by regulation to sell or operate the device.

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

International Operations

Since we conduct operations outside the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2011, our revenues were unfavorably impacted by $1.5 million, or 0.5%, and income before taxes was unfavorably impacted by $1.7 million, or 3.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2011, our revenues were unfavorably impacted by $0.6 million, or 0.1%, and income before income taxes was favorably impacted by $0.2 million, or 1.6% as compared to the same prior year period. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry or products that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company’s Form 10-K and other securities filings. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any outcome from any litigation, regulatory action, administrative proceedings, government investigations, warning letters, consent decree, rebate program, transition, cost reductions, business strategies, earnings and revenue trends, expense reduction or other future financial results. References to the consent decree, transition, rebate program, or products are summaries only and do not alter or modify the specific terms of the decree, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or the Company’s rebate program, transition plan or other business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to previously disclosed FDA warning letters, government investigations, the December 3, 2009 or February 22, 2010 FDA notices, the April 20, 2010 consent decree and related transition plan and rebate program, the SYSTEM 1E device, the Reliance EPS System or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services, (f) the possibility that anticipated growth, cost savings, rebate assumptions, new product acceptance or approvals, including without limitation SYSTEM 1E and accessories thereto, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, the transition from the SYSTEM 1 processing system, or those matters described in our Form 10-K for the year ended March 31, 2010 and this Form 10-Q may adversely impact company performance, results, prospects or value, (g) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2010 and this Form 10-Q for the quarter ended September 30, 2010.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1® sterile processor and the STERIS™ 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this Item 1 as the “device”). Among other matters, the warning letter included the FDA’s assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA’s 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA’s preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company’s response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing SYSTEM 1installed base in the U.S. for at least a two year period from that date. (On April 5, 2010, we received FDA clearance of the new liquid chemical sterilant processing system (SYSTEM 1E)).

On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA’s “concerns about the SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In the notice, among other things, FDA stated its belief that the SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA had not determined whether the SYSTEM 1® was safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and affect the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the SYSTEM 1® that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA’s December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, they should transition to that alternative as soon as possible. After its December 3, 2009 notice, we engaged in extensive discussions with the FDA regarding a comprehensive resolution of this matter. On February 2, 2010, the FDA notified healthcare facility administrators and infection control practitioners that FDA’s total recommended time period for transitioning from SYSTEM 1 in the U.S. was 18 months from that date. During this transition period in the U.S., we have continued to support the existing SYSTEM 1 installed base by providing accessories, sterilant, service and parts for U.S. Customers.

In April 2010 we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). On April 19, 2010, a Complaint and Consent Decree were filed in the U.S. District Court for the Northern District of Ohio, and on April 20, 2010, the Court approved the Consent Decree. In general, the Consent Decree addresses regulatory matters regarding SYSTEM 1, restricts further sales of SYSTEM 1 processors in the U.S., defines certain documentation and other requirements for continued service and support of SYSTEM 1 in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree.

The Consent Decree also provides that we may continue to support our Customers’ use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer’s need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110.0 million related to the SYSTEM 1 Rebate Program. Of the $110.0 million, $102.3 million is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7.7 million is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110.0 million reduction in operating income.

As of the date of this filing, we have not shipped SYSTEM 1E units as part of the Rebate Program or otherwise. We are currently awaiting FDA’s response to our request for clearance or approval of certain accessories for SYSTEM 1E, although those accessories are not required by regulation to sell or operate the device.

Additional information regarding the liabilities associated with the Rebate Program is included in the Part I, Item 2 of this Form 10-Q titled, “SYSTEM 1 Rebate Program.”

We voluntarily submitted information regarding modifications to the Reliance EPS Endoscope Processing System (the “EPS System”) to the FDA. These incremental modifications to the EPS System were considered minor by us. FDA has recently advised us that it believes a new pre-market notification (510(k)) for those modifications should be submitted. We have decided to voluntarily submit the pre-market notification to the FDA. We have suspended shipments of EPS Systems in the U.S. until we receive FDA clearance of the submission. FDA has agreed that we may continue servicing EPS Systems in the field and provide consumables necessary for the continued use of the EPS Systems. We do not believe the impact of these events will be material with respect to our financial results.

The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions since January 2009 with respect to SYSTEM 1, including the Transition Plan were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, the EPS System, or otherwise with respect to regulatory or compliance matters, as described in this Item 1 or in various portions of Item 1A. of Part I contained in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. On February 5, 2010, a complaint was filed by a Customer who claims to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. Steris Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys’ fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. We deny these allegations and continue to evaluate this matter. This proceeding or others involving our SYSTEM 1® sterile processing system and STERIS™ 20 sterilant could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.

For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2010: “Business – Information with respect to our Business in General – Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Except as noted above, we believe there have been no material recent developments concerning these legal proceedings since June 30, 2010 and no new material pending legal proceedings that are required to be reported.

ITEM 1A.	RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the SEC on May 28, 2010, that would materially affect our business, results of operations, or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2011, we repurchased 534,000 of our common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of September 30, 2010, $187.7 in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the second quarter of fiscal 2011 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
July 1-31	—		$—		—	$203,864
August 1-31	329,600		29.97		329,600	193,987
September 1-30	204,400		30.88		204,400	187,676

Total	534,000	(1)	$30.32	(1)	534,000	$187,676

(1)	Does not include 21 shares purchased during the quarter at an average price of $31.13 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer November 9, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K filed for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2	Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.