Form 10-Q
period 2010-12-31
STERIS CORP
filed 2011-02-09
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
Commission File Number 1-14643
____________________________________________________
 STERIS Corporation
(Exact name of registrant as specified in its charter)
____________________________________________________

Ohio	34-1482024
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5960 Heisley Road, Mentor, Ohio	44060-1834
(Address of principal executive offices)	(Zip code)
440-354-2600
(Registrant’s telephone number, including area code)
____________________________________________________
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

The number of common shares outstanding as of January 31, 2011: 59,341,368

STERIS Corporation and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2010	March 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$192,288	$214,971
Accounts receivable (net of allowances of $8,547 and $9,238, respectively)	212,637	214,940
Inventories, net	167,258	121,135
Deferred income taxes, net	55,166	6,976
Prepaid expenses and other current assets	14,361	18,435
Total current assets	641,710	576,457
Property, plant, and equipment, net	365,354	346,858
Goodwill and intangibles, net	318,388	305,311
Other assets	26,939	9,776
Total assets	$1,352,391	$1,238,402
Liabilities and equity
Current liabilities:
Current portion of long-term indebtedness	$—	$—
Accounts payable	73,697	66,035
Accrued income taxes	688	—
Accrued payroll and other related liabilities	44,085	58,986
Accrued SYSTEM 1 Rebate Program and class action settlement	128,770	—
Accrued expenses and other	66,233	72,108
Total current liabilities	313,473	197,129
Long-term indebtedness	210,000	210,000
Deferred income taxes, net	16,469	20,749
Other liabilities	61,049	56,030
Total liabilities	600,991	483,908
Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,336 and 59,227 shares outstanding, respectively	240,436	237,165
Common shares held in treasury, 10,704 and 10,813 shares, respectively	(297,734)	(295,251)
Retained earnings	786,737	798,809
Accumulated other comprehensive income	21,216	12,991
Total shareholders’ equity	750,655	753,714
Noncontrolling interest	745	780
Total equity	751,400	754,494
Total liabilities and equity	$1,352,391	$1,238,402
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenues:
Product	$212,622	$214,072	$486,986	$586,707
Service	115,661	113,760	342,702	338,897
Total revenues	328,283	327,832	829,688	925,604
Cost of revenues:
Product	123,381	122,324	340,693	332,559
Service	67,888	66,025	198,860	196,071
Total cost of revenues	191,269	188,349	539,553	528,630
Gross profit	137,014	139,483	290,135	396,974
Operating expenses:
Selling, general, and administrative	93,467	71,776	237,583	220,897
Research and development	7,739	8,265	24,391	24,035
Restructuring expenses	(23)	14	423	(313)
Total operating expenses	101,183	80,055	262,397	244,619
Income from operations	35,831	59,428	27,738	152,355
Non-operating expenses, net:
Interest expense	3,049	3,291	9,052	9,504
Interest and miscellaneous income	(321)	(535)	(671)	(1,031)
Total non-operating expenses, net	2,728	2,756	8,381	8,473
Income before income tax expense	33,103	56,672	19,357	143,882
Income tax expense	11,338	15,666	7,091	45,250
Net income	$21,765	$41,006	$12,266	$98,632
Net income per common share
Basic	$0.37	$0.70	$0.21	$1.68
Diluted	$0.36	$0.69	$0.20	$1.66
Cash dividends declared per common share outstanding	$0.15	$2.11	$0.41	$2.33

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Operating activities:
Net income	$12,266	$98,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	39,739	42,027
Deferred income taxes	(52,652)	1,171
Share-based compensation	8,489	5,613
Loss on the disposal of property, plant, equipment, and intangibles, net	1,217	1,477
Other items	3,637	4,016
Changes in operating assets and liabilities:
Accounts receivable, net	2,205	38,064
Inventories, net	(44,855)	9,275
Prepaid expenses and other current assets	4,188	3,356
Accounts payable	7,414	(14,837)
Accrued SYSTEM 1 Rebate Program and class action settlement	128,770	—
Accruals and other, net	(27,021)	(30,126)
Net cash provided by operating activities	83,397	158,668
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(56,390)	(29,839)
Proceeds from the sale of property, plant, equipment, and intangibles	1,298	574
Equity investment in joint venture	(16,900)	(1,500)
Investment in business, net of cash acquired	(4,000)	—
Net cash used in investing activities	(75,992)	(30,765)
Financing activities:
Proceeds under credit facilities, net	—	100,000
Repurchases of common shares	(19,900)	(289)
Cash dividends paid to common shareholders	(24,344)	(137,509)
Stock option and other equity transactions, net	10,813	12,339
Tax benefit from stock options exercised	2,197	1,927
Net cash used in financing activities	(31,234)	(23,532)
Effect of exchange rate changes on cash and cash equivalents	1,146	6,868
(Decrease) increase in cash and cash equivalents	(22,683)	111,239
Cash and cash equivalents at beginning of period	214,971	154,180
Cash and cash equivalents at end of period	$192,288	$265,419

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2010 and 2009
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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2010 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2011.

Fair Value of Financial Instruments

Except for long-term debt, our financial instruments are highly liquid or have short-term maturities. Therefore, the recorded value is approximately equal to the fair value. We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We determined that the estimated fair value of our long-term debt is $241,888 at December 31, 2010. The financial instruments that we hold could

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

potentially expose us to a concentration of credit risk. We invest our excess cash in highly rated money market funds and other high-quality short-term investments placed with major banks and financial institutions. We have established guidelines related to diversification and maturities to maintain safety and liquidity.

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

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed recent trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments which indicates that a portion of our Customers have already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data for fiscal 2011 year to date provides indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

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

Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $7,237 related to these actions, of which $6,060 was recorded as restructuring expenses and $1,177 was recorded in cost of revenues. We also expect to incur an additional $3,400 by the end of fiscal 2012. These actions are intended to enhance profitability and improve efficiencies.

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

Since the inception of the Fiscal 2008 Restructuring Plan, we have recorded pre-tax expenses totaling $14,044, of which $9,594 was recorded as restructuring expenses and $4,450 was recorded in cost of revenues. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan. The remaining accrued obligation is expected to be paid within the next year.

The following tables summarize our total pre-tax restructuring expenses for the third quarter and first nine months of fiscal 2011 and fiscal 2010:

Three Months Ended December 31, 2010	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$489	$—	$489
Asset impairment and accelerated depreciation	—	(289)	(289)
Other	7	—	7
Total restructuring charges	$496	$(289)	$207

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

(1)	Includes $230 in charges recorded in cost of revenues on Consolidated Statements of Income.

Three Months Ended December 31, 2009	Fiscal 2009 Restructuring Plan (1)
Severance, payroll, and other related costs	$(23)
Product rationalization	(232)
Asset impairment	9
Lease termination obligations and other	18
Total restructuring charges	$(228)

(1)	Includes $(242) in charges recorded in cost of revenues on Consolidated Statements of Income.

Nine Months Ended December 31, 2010	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$498	$—	$498
Asset impairment and accelerated depreciation	356	(289)	67
Other	88	—	88
Total restructuring charges	$942	$(289)	$653

(1) Includes $230 in charges recorded in cost of revenues on Consolidated Statements of Income.

Nine Months Ended December 31, 2009	Fiscal 2009 Restructuring Plan (2)
Severance, payroll, and other related costs	$(36)
Product rationalization	(466)
Asset impairment	(5)
Lease termination obligations and other	(290)
Total restructuring charges	$(797)

(2)	Includes $(484) in charges recorded in cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	December 31, 2010
Severance and termination benefits	$1,894	$498	$(325)	$2,067
Asset impairments	—	356	(356)	—
Lease termination obligations	1,200	—	—	1,200
Other	509	88	(125)	472
Total	$3,603	$942	$(806)	$3,739

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

	Fiscal 2008 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	December 31, 2010
Severance and termination benefits	$102	$—	$(102)	$—
Asset impairments	289	(289)	—	—
Lease termination obligations	411	—	(228)	183
Total	$802	$(289)	$(330)	$183

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income	$21,765	$41,006	$12,266	$98,632
Cumulative foreign currency translation adjustment	793	3,073	8,935	34,667
Amortization of pension and postretirement benefit plans costs, net of taxes	(277)	(246)	(828)	(651)
Unrealized gains on investments	109	7	118	276
Total comprehensive income	$22,390	$43,840	$20,491	$132,924

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	December 31, 2010	March 31, 2010
Land and land improvements (1)	$29,040	$26,234
Buildings and leasehold improvements	202,458	192,722
Machinery and equipment	288,166	276,714
Information systems	101,067	103,056
Radioisotope	189,946	172,489
Construction in progress (1)	36,638	29,614
Total property, plant, and equipment	847,315	800,829
Less: accumulated depreciation and depletion	(481,961)	(453,971)
Property, plant, and equipment, net	$365,354	$346,858

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

	December 31, 2010	March 31, 2010
Raw materials	$55,285	$36,170
Work in process	21,049	20,668
Finished goods	90,924	64,297
Inventories, net	$167,258	$121,135

6. Debt

Indebtedness was as follows:

	December 31, 2010	March 31, 2010
Private Placement	$210,000	$210,000
Credit facility	—	—
Total long term debt	$210,000	$210,000

Additional information regarding our indebtedness is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2010	March 31, 2010
Accrued payroll and other related liabilities:
Compensation and related items	$15,084	$15,314
Accrued vacation/paid time off	6,783	5,734
Accrued bonuses	9,695	23,457
Accrued employee commissions	8,516	10,565
Other postretirement benefit obligations-current portion	3,340	3,340
Other employee benefit plans obligations-current portion	667	576
Total accrued payroll and other related liabilities	$44,085	$58,986
Accrued expenses and other:
Deferred revenues	$30,307	$27,908
Self-insured risk retention-current portion	2,386	4,956
Accrued dealer commissions	6,918	6,972
Accrued warranty	6,316	6,070
Other	20,306	26,202
Total accrued expenses and other	$66,233	$72,108
Other liabilities:
Self-insured risk retention-long-term portion	$9,986	$9,986
Other postretirement benefit obligations-long-term portion	20,267	21,839
Defined benefit pension plans obligations-long-term portion	10,116	10,179
Other employee benefit plans obligations-long-term portion	3,717	2,336
Accrued long-term income taxes	12,153	11,690
Other	4,810	—
Total other liabilities	$61,049	$56,030

8. Income Tax Expense

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended December 31, 2010 and 2009 were 34.3% and 27.6%. The effective income tax rates for the nine-month periods ended December 31, 2010 and 2009 were 36.6% and 31.4%, respectively. The lower effective income tax rates for the three-month and nine-month periods ended December 31, 2009 were the result of favorable discrete item adjustments and tax planning initiatives.

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

As of March 31, 2010, we had $11,788 in unrecognized tax benefits, of which $2,740 would favorably impact the effective tax rate if recognized. As of December 31, 2010, we had $12,059 in unrecognized tax benefits, of which $3,869 would favorably impact the effective tax rate if recognized. The increase in unrecognized tax benefits for the nine months ended December 31, 2010 is primarily due to a increase in unrecognized tax benefits relating to prior years. We believe that it is reasonably possible that unrecognized tax benefits could decrease by up to $2,893 within 12 months of December 31, 2010, primarily as a result of settlements with tax authorities. As of December 31, 2010, we have recognized a liability for interest of $1,485 and penalties of $81.

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

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended December 31,	2010	2009	2010	2009	2010	2009
Service cost	$47	$59	$135	$137	$—	$—
Interest cost	654	761	88	81	292	487
Expected return on plan assets	(758)	(617)	(95)	(89)	—	—
Recognized losses	267	290	—	—	97	157
Curtailment/settlement	—	—	—	(19)	—	—
Amortization of transition obligation	—	(18)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(816)	(816)
Net periodic benefit cost (income)	$210	$475	$128	$110	$(427)	$(172)

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Nine Months Ended December 31,	2010	2009	2010	2009	2010	2009
Service cost	$142	$178	$406	$354	$—	$—
Interest cost	1,963	2,283	262	243	876	1,461
Expected return on plan assets	(2,275)	(1,851)	(285)	(276)	—	—
Recognized losses	801	869	—	—	291	470
Curtailment/settlement	—	—	—	(38)	—	—
Amortization of transition obligation	—	(53)	—	—	—	—
Amortization of prior service cost	—	—	—	—	(2,447)	(2,447)
Net periodic benefit cost (income)	$631	$1,426	$383	$283	$(1,280)	$(516)

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
As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1® sterile processor and the STERIS 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this note 10 as the “device”). Among other matters, the warning letter included the FDA's assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA's 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA's preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company's response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing SYSTEM 1 installed base in the U.S. for at least a two year period from that date. (On April 5, 2010, we received FDA clearance of the new liquid chemical sterilant processing system (SYSTEM 1E).)
On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA's “concerns about the SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In the notice, among other things, FDA stated its belief that the SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA had not determined whether the SYSTEM 1 was safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and affect the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the SYSTEM 1 that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA's December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, they should transition to that alternative as soon as possible. After its December 3, 2009 notice, we engaged in extensive discussions with the FDA regarding a comprehensive resolution of this matter. On February 2, 2010, the FDA notified healthcare facility administrators and infection control practitioners that FDA's total recommended time period for transitioning from SYSTEM 1 in the U.S. was 18 months from that date. During this transition period in the U.S., we have continued to support the existing SYSTEM 1 installed base by providing accessories, sterilant, service and parts for U.S. Customers.
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
The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash rebate or a rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110,004 related to the SYSTEM 1 Rebate Program. Of the $110,004, $102,313 is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7,691 is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110,004 reduction in operating income.
Recording the obligations associated with the Rebate Program requires the use of estimates and assumptions. The use of estimates and assumptions involves judgments with respect to factors that may impact the ultimate outcome and may be beyond management's control. The amount recognized during the first quarter of fiscal 2011 is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. Rebates of $102,313 are recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated cost of $7,691 to facilitate the return and disposal of the processors has been recognized as cost of revenues. Both components are recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program include: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that will elect to participate in the Rebate Program, the proportion of Customers that will choose each rebate option, and the estimated per unit costs of disposal.
The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of eligible Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed recent trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments which

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

indicates that a portion of our Customers have already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data for the fiscal 2011 year to date provides indications of the proportion of Customers that are expected to choose each of the other cash and rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.
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
In December of 2010, we began shipping SYSTEM 1E units in limited numbers, after having received FDA clearance for the SYSTEM 1E chemical indicator, which is used in conjunction with the SYSTEM 1E. We have also requested FDA clearance or approval of certain other accessories for SYSTEM 1E, although neither the chemical indicator nor these other accessories are required by regulation to sell or operate the device. No assurance can be made that the FDA will agree with our submissions or requests.
Also in April, 2010 we voluntarily submitted information regarding modifications to the Reliance EPS Endoscope Processing System (the “EPS System”) to the FDA. These incremental modifications to the EPS System were considered minor by us. FDA subsequently advised us that it believed a new pre-market notification (510(k)) for those modifications should be submitted. We thereafter submitted this pre-market notification to the FDA. We also suspended shipments of EPS Systems in the U.S. pending FDA review of the submission but continued servicing and providing consumables necessary for the continued use of the EPS Systems. We recently received FDA clearance of the modified EPS System and have resumed shipment in the U.S.
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
On February 5, 2010, a complaint was filed by a Customer that claims to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. STERIS Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys' fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. On February 7, 2011 we entered into a settlement agreement in which we agreed, among other things, to provide various categories of economic relief for members of the settlement class and not object to plaintiff's counsel's application to the court for attorneys' fees and expenses up to a specified amount. Both certification of a settlement class and preliminary and final approval of the settlement require approval of the court and satisfaction of certain other conditions. There is no assurance that the court will take such actions, that such conditions will be satisfied, or that this matter will be resolved, or be resolved consistent with the terms and conditions of such settlement agreement. During the third quarter of fiscal 2011, we recorded in operating expenses a pre-tax charge of approximately $19,796 related to the proposed settlement of these proceedings. The assumptions regarding the amount of this charge include, among others, the portion of class members participating in the settlement and their choice of the categories of economic relief available for such members. These assumptions may be incorrect and the costs of the settlement may be higher or lower than the charge recorded. The actual settlement could be as low as $7,000 and as high as $22,000 depending on the options selected by the class members.
This putative class action or other civil, criminal, regulatory or other proceedings involving our SYSTEM 1, SYSTEM 1E, EPS System, or other products or services could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2010: “Business - Information with respect to our Business in General - Government Regulation”,

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”
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
We describe income taxes further in Note 8 to our consolidated financial statements titled, “Income Tax Expense”, and in our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC on May 28, 2010.

11. Business Segment Information

We operate and report in three business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs.

Our Healthcare segment manufactures and sells infrastructure capital equipment, accessory, consumable, and service solutions to healthcare providers, including acute care hospitals and surgery centers on a world wide basis. These solutions aid our Customers in improving the safety, quality, and productivity of their surgical, sterile processing, gastrointestinal, and emergency environments.

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

Financial information for each of our segments is presented in the following table. Operating income for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. “Corporate and other” includes the service revenues, gross profit and direct expense of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits.

The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and nine month periods ended December 31, 2010, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.

Financial information for each of our segments is presented in the following tables:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2010	2009		2010	2009
Revenues:
Healthcare (1)	$237,843	$233,277	277	$561,723	$656,887
Life Sciences	51,247	58,910		151,374	159,427
Isomedix	38,081	34,987		113,721	105,129
Total reportable segments	327,171	327,174		826,818	921,443
Corporate and other	1,112	658		2,870	4,161
Total revenues	$328,283	$327,832		$829,688	$925,604
Operating income:
Healthcare (2) (3)	$20,389	$45,254		$(19,460)	$113,722
Life Sciences	7,345	10,123		23,075	23,442
Isomedix	10,250	6,929		30,858	22,669
Total reportable segments	37,984	62,306		34,473	159,833
Corporate and other	(2,153)	(2,878)		(6,735)	(7,478)
Total operating income	$35,831	$59,428		$27,738	$152,355

(1)	Includes a reduction of $102,313 resulting from the SYSTEM 1 Rebate Program in the nine months ended December 31, 2010.

(2)	Includes a reduction of $110,004 resulting from the SYSTEM 1 Rebate Program in the nine months ended December 31, 2010.

(3)	Includes a reduction of $19,796 resulting from a class action settlement in the three and nine month periods ended December 31, 2010.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	59,233	58,962	59,329	58,711
Dilutive effect of common share equivalents	943	796	832	570
Weighted average common shares outstanding and common share equivalents—diluted	60,176	59,758	60,161	59,281

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(shares in thousands)
Number of common share options	370	567	437	1,292

13. Repurchases of Common Shares

During the third quarter of fiscal 2011, we repurchased 96,259 of our common shares for an aggregate amount of $3,297, representing an average price of $34.25 per common share. We also obtained 654 of our common shares during the third quarter of fiscal 2011 in connection with stock based compensation award programs. At December 31, 2010, $184,378 of STERIS common shares remained authorized for repurchase pursuant to a March 2008 Board Authorization. Also, 10,703,769 common shares were held in treasury at December 31, 2010.

14. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Certain option agreements have provisions that provide for an adjustment to the normal vesting schedule allowing the options to vest on a prorated basis, as defined by the agreement in the event of employment termination. Restricted shares and restricted share units generally cliff vest over a three or four year period. As of December 31, 2010, 3,501,553 shares remain available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for share-based compensation granted during the first nine months of fiscal 2011 and fiscal 2010:

	Fiscal 2011	Fiscal 2010
Risk-free interest rate	2.68%	1.89%
Expected life of options	5.65 years	5.50 years
Expected dividend yield of stock	1.59%	1.49%
Expected volatility of stock	30.13%	27.96%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. We applied estimated forfeiture rates of 2.27 percent and 2.39 percent during fiscal 2011 and 2010, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	3,599,221	$24.96
Granted	273,578	31.92
Exercised	(476,403)	22.42
Forfeited	(16,322)	26.58
Canceled	(9,156)	28.02
Outstanding at December 31, 2010	3,370,918	$25.87	5.75	$35,713
Exercisable at December 31, 2010	2,336,998	$25.12	4.65	$26,506

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $36.46 closing price of our common shares on December 31, 2010 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first nine months of fiscal 2011 and fiscal 2010 was $5,655 and $5,350, respectively. Net cash proceeds from the exercise of stock options were $10,813 and $12,339 for the first nine months of fiscal 2011 and fiscal 2010, respectively. An income tax benefit of $2,197 and $1,927 was realized from stock option exercises during the first nine months of fiscal 2011 and fiscal 2010, respectively.

The weighted average grant date fair value of stock option grants was $8.80 and $5.69 for the first nine months of fiscal 2011 and fiscal 2010, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of December 31, 2010 and 2009 was $1,111 and $541, respectively. The fair value of each outstanding SAR is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2010	222,590	23,000	$26.80
Granted	259,238	—	31.97
Vested	(51,402)	(23,000)	28.05
Canceled	(6,888)	—	30.60
Non-vested at December 31, 2010	423,538	—	$29.70

Restricted shares and restricted share units granted are valued based on the closing stock price at the grant date and are estimated to cliff vest over a three or four year period based upon the terms of the grants. The value of restricted shares and restricted share units that vested during the first nine months of fiscal 2011 was $2,087.

Cash settled restricted share units carry generally the same terms and vesting requirements as restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of December 31, 2010 and 2009 was $1,282 and $2,093, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of December 31, 2010, there was a total of $10,085 in unrecognized compensation cost related to nonvested share-based

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.05 years.

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

Changes in our warranty liability during the first nine months of fiscal 2011 were as follows:

Balance, March 31, 2010	$6,070
Warranties issued during the period	2,224
Settlements made during the period	(1,978)
Balance, December 31, 2010	$6,316

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $17,064 and $17,709 as of December 31, 2010 and March 31, 2010, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

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

	Asset Derivatives		Liability Derivatives
Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Location	December 31, 2010	March 31, 2010	December 31, 2010	March 31, 2010
Prepaid & Other	$933	$992	$—	$—
Accrued expenses and other	$—	$—	$94	$—

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2010 and 2009
(dollars in thousands, except per share amounts)

	Location of gain recognized in income	Amount of gain recognized in income
		Nine Months Ended December 31,
		2010	2009
Foreign currency forward contracts	Selling, general and administrative	$943	$236
Commodity swap contracts	Cost of revenues	$59	$181

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at December 31, 2010:

		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$192,288	$192,288	$—	$—
Forward and swap contracts (1)	933	—	933	—
Investments (2)	2,354	2,354	—	—
Liabilities:
Forward and swap contracts (1)	$94	$—	$94	$—
Deferred compensation plans (2)	2,354	2,354	—	—

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

18. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended December 31, 2010, except for the February 2011 settlement of the SYSTEM 1 class action litigation described in Note 10 to our consolidated financial statements titled, "Contingencies." These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2010 Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
STERIS Corporation
We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income and cash flows for the three and nine month periods ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
February 9, 2011

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2011 and fiscal 2010. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

We, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under the rules of the SEC. Non-GAAP financial measures we may use are as follows:

Free cash flow – We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which is also presented in the Consolidated Statements of Cash Flows. We use this measure to gauge our ability to fund future growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculations of our free cash flow for the nine months ended December 31, 2010 and 2009:

	Nine Months Ended December 31,
(dollars in thousands)	2010	2009
Net cash flows provided by operating activities	$83,397	$158,668
Purchases of property, plant, equipment and intangibles, net	(56,390)	(29,839)
Proceeds from the sale of property, plant, equipment and intangibles	1,298	574
Free cash flow	$28,305	$129,403

We may, at times, refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparative analysis between the periods presented. In the discussion that follows, we will refer to revenues, gross profit, operating expenses, and operating income excluding the impact of the SYSTEM 1 Rebate Program and class action settlement to provide meaningful comparisons of our results of operations on a total company basis and for the Healthcare segment.

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

•
Product Revenues – We define product revenues as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP technology, water stills, and pure steam generators; integrated OR; surgical lights and tables; and the consumable family of products, which includes SYSTEM 1 and SYSTEM 1E consumables, sterility assurance products, skin care products, and cleaning consumables.

•
Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment, as well as revenues generated from contract sterilization offered through our Isomedix segment.

•
Capital Revenues – We define capital revenues as revenues generated from sales of capital equipment, which includes steam and low temperature liquid sterilizers, washing systems, VHP technology, water stills, and pure steam generators; surgical lights and tables; and integrated OR.

•
Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes SYSTEM 1 and SYSTEM 1E consumables, sterility assurance products, skin care products, and cleaning consumables.

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

During the first nine months of fiscal 2011, we recorded a pre-tax liability related to the SYSTEM 1 Rebate Program. The Rebate Program reduced Healthcare revenues by $102.3 million, increased Healthcare cost of revenues by $7.7 million, decreased gross margin and operating margin by $110.0 million, decreased net income by $69.5 million and reduced earnings per diluted share by $1.16. The accrual of these estimated rebates and costs increased current liabilities by $110.0 million and did not have a material impact on free cash flow during the period.

Fiscal 2011 third quarter revenues were $328.3 million representing an increase of 0.1% over prior year reflecting increases in the Healthcare and Isomedix business segments offset by a decrease in the Life Science business segment. Our gross margin percentage for the fiscal 2011 third quarter was 41.7%, representing a 80 basis point decrease over the prior year period, driven primarily by unfavorable product mix and lower SYSTEM 1 consumable volume. Revenues for the first nine months of fiscal 2011 were $829.7 million and gross margin percentage was 35.0%. Excluding the impact of the Rebate Program, fiscal 2011 first nine months of revenues were $932.0 million compared to $925.6 million in the first nine months of fiscal 2010, representing an increase of $6.4 million, or 0.7%, reflecting increases in the Healthcare and Isomedix business segments offset by a decrease in the Life Science business segment. Excluding the impact of the Rebate Program, our gross margin percentage for the first nine months of fiscal 2011 was 42.9%, consistent with the first nine months of the prior fiscal year. The benefits of productivity improvements and price increases were offset by unfavorable impacts of a shift in product mix and reductions in SYSTEM 1 consumable volumes.

Fiscal 2011 third quarter operating expenses include a pre-tax charge of $19.8 million related to the settlement of SYSTEM 1 class action litigation. This settlement is subject to, among other things, certification of the class and approval of the settlement by the court. After tax, the impact of the charge was a reduction in net income of $13.1 million, or $0.22 per diluted share.

Free cash flow was $28.3 million in the first nine months of fiscal 2011 compared to $129.4 million in the prior year first nine months, reflecting higher capital spending levels and a higher use of cash to fund changes in operating assets and liabilities. Our debt-to-total capital ratio was 21.9% at December 31, 2010 and 21.8% at March 31, 2010. During the first nine months of fiscal 2011, we declared and paid quarterly cash dividends of $0.41 per common share.

Additional information regarding our fiscal 2011 third quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

SYSTEM 1 Rebate Program and class action settlement. In April 2010, we introduced the SYSTEM 1 Rebate Program ("Rebate Program") to Customers as a component of our Transition Plan for SYSTEM 1. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of prepaid SYSTEM 1 services contracts.

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

Fiscal 2011 third quarter operating expenses include a pre-tax charge of $19.8 million related to the settlement of SYSTEM 1 class action litigation. This settlement is subject to, among other things, certification of the class and approval of the settlement by the court. After tax, the impact of the charge was a reduction in net income of $13.1 million, or $0.22 per diluted share.

To provide meaningful comparative analysis of our actual results for the periods presented, we have excluded the impact of the Rebate Program and class action settlement when discussing revenues, gross profit, operating expenses, income tax expense and business segment results of operations in the section of MD&A titled, "Results of Operations." A reconciliation of amounts reported to the amounts excluding the impact of the Rebate Program and class action settlement is provided below.

	Three Months Ended December 31, 2010
(dollars in thousands)	As reported	Impact of Rebate Program and class action settlement	Results of Operations, excluding Rebate Program and class action settlement
Gross profit	$137,014	$—	$137,014
Operating expenses	101,183	19,796	81,387
Income from operations	35,831	(19,796)	55,627
Non-operating expenses, net	2,728	—	2,728
Income before income taxes	33,103	(19,796)	52,899
Income tax expense (benefit)	11,338	(7,504)	18,842
Net income	$21,765	$(12,292)	$34,057
Net income per common share:
Basic	$0.37	$(0.20)	$0.57
Diluted	$0.36	$(0.21)	$0.57
Weighted average number of common shares outstanding used in EPS computation:
Basic	59,233		59,233
Diluted	60,176		60,176
Effective income tax rate	34.3%		35.6%
(dollars in thousands)	As reported	Impact of Rebate Program and class action settlement	Results of Operations, excluding Rebate Program and class action settlement
Healthcare segment:
Operating income	$20,389	$(19,796)	$40,185

	Nine Months Ended December 31, 2010
(dollars in thousands)	As reported	Impact of Rebate Program and class action settlement	Results of Operations, excluding Rebate Program and class action settlement
Revenues
Product	$486,986	$(102,313)	$589,299
Service	342,702	—	342,702
Total revenues	829,688	(102,313)	932,001
Cost of revenues
Product	340,693	7,691	333,002
Service	198,860	—	198,860
Total cost of revenues	539,553	7,691	531,862
Gross profit	290,135	(110,004)	400,139
Operating expenses	262,397	19,796	242,601
Income from operations	27,738	(129,800)	157,538
Non-operating expenses, net	8,381	—	8,381
Income before income taxes	19,357	(129,800)	149,157
Income tax expense (benefit)	7,091	(47,164)	54,255
Net income	$12,266	$(82,636)	$94,902
Net income per common share:
Basic	$0.21	$(1.39)	$1.60
Diluted	$0.20	$(1.38)	$1.58
Weighted average number of common shares outstanding used in EPS computation:
Basic	59,329		59,329
Diluted	60,161		60,161
Effective income tax rate	36.6%		36.4%
(dollars in thousands)	As reported	Impact of Rebate Program and class action settlement	Results of Operations, excluding Rebate Program and class action settlement
Healthcare segment:
Revenues	$561,723	$(102,313)	$664,036
Operating (loss) income	$(19,460)	$(129,800)	$110,340

Restructuring. During the first nine months of fiscal 2011, we did not incur any significant additional expenses related to previously announced restructuring actions.

Additional information regarding our restructuring actions is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2011, our revenues were unfavorably impacted by $1.4 million, or 0.4%, and income before taxes was unfavorably impacted by $0.4 million, or 0.8%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2011, our revenues were unfavorably impacted by $2.0 million, or 0.2%, and income before income taxes was unfavorably impacted by $0.2 million, or 0.6% as compared to the same prior year period.

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2011, excluding the impact of the Rebate Program and class action settlement, compared with the same fiscal 2010 periods. The impact of the Rebate Program and class action settlement is discussed previously in “Matters Affecting

Comparability.” We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three and nine months ended December 31, 2010 to the revenues for the three and nine months ended December 31, 2009:

	Three Months Ended December 31,			Percent	Percent of Total Revenues
(dollars in thousands)	2010	2009	Change	Change	2010	2009
Capital Revenues	$135,121	$132,541	$2,580	1.9%	41.2%	40.4%
Consumable Revenues	77,501	81,531	(4,030)	(4.9)%	23.6%	24.9%
Product Revenues	212,622	214,072	(1,450)	(0.7)%	64.8%	65.3%
Service Revenues	115,661	113,760	1,901	1.7%	35.2%	34.7%
Total Revenues	$328,283	$327,832	$451	0.1%	100.0%	100.0%
Service Revenues	$115,661	$113,760	$1,901	1.7%	35.2%	34.7%
Consumable Revenues	77,501	81,531	(4,030)	(4.9)%	23.6%	24.9%
Recurring Revenues	193,162	195,291	(2,129)	(1.1)%	58.8%	59.6%
Capital Revenues	135,121	132,541	2,580	1.9%	41.2%	40.4%
Total Revenues	$328,283	$327,832	$451	0.1%	100.0%	100.0%
United States	$239,975	$244,067	$(4,092)	(1.7)%	73.1%	74.4%
International	88,308	83,765	4,543	5.4%	26.9%	25.6%
Total Revenues	$328,283	$327,832	$451	0.1%	100.0%	100.0%

	Nine Months Ended December 31,			Percent	Percent of Total Revenues
(dollars in thousands)	2010	2009	Change	Change	2010	2009
Capital Revenues	$358,681	$344,391	$14,290	4.1%	38.5%	37.2%
Consumable Revenues	230,618	242,315	(11,697)	(4.8)%	24.7%	26.2%
Product Revenues	589,299	586,706	2,593	0.4%	63.2%	63.4%
Service Revenues	342,702	338,898	3,804	1.1%	36.8%	36.6%
Total Revenues	$932,001	$925,604	$6,397	0.7%	100.0%	100.0%
Service Revenues	$342,702	$338,898	$3,804	1.1%	36.8%	36.6%
Consumable Revenues	230,618	242,315	(11,697)	(4.8)%	24.7%	26.2%
Recurring Revenues	573,320	581,213	(7,893)	(1.4)%	61.5%	62.8%
Capital Revenues	358,681	344,391	14,290	4.1%	38.5%	37.2%
Total Revenues	$932,001	$925,604	$6,397	0.7%	100.0%	100.0%
United States	$704,016	$706,165	$(2,149)	(0.3)%	75.5%	76.3%
International	227,985	219,439	8,546	3.9%	24.5%	23.7%
Total Revenues	$932,001	$925,604	$6,397	0.7%	100.0%	100.0%

Quarter over Quarter Comparison

Revenues increased $0.5 million, or 0.1%, to $328.3 million for the quarter ended December 31, 2010, as compared to $327.8 million for the same prior year quarter. Capital revenues increased $2.6 million in the third quarter of fiscal 2011, driven by higher demand from Healthcare Customers. Service revenues increased $1.9 million in the third quarter of fiscal 2011 due to an increase in Isomedix, although this increase was largely offset by decreases within the Healthcare and Life Sciences business segments. Consumable revenues decreased $4.0 million for the quarter ended December 31, 2010, primarily driven by decreases within the Healthcare segment attributable to reductions in SYSTEM 1 consumables and lower H1N1 related product sales as compared to the prior year quarter.

International revenues increased $4.5 million, or 5.4%, to $88.3 million for the quarter ended December 31, 2010, as compared to $83.8 million for the same prior year quarter. International revenues were favorably affected by increases in capital equipment revenues, which increased 6.3% primarily due to increases within Europe and Asia Pacific. International recurring revenues increased during the third quarter of fiscal 2011 by 4.3%, reflecting increases within Canada, and the Asia Pacific and Latin American regions partially offset by a decrease in Europe.

United States revenues decreased $4.1 million, or 1.7%, to $240.0 million for the quarter ended December 31, 2010, as compared to $244.1 million for the same prior year quarter. United States recurring revenues decreased 2.3% for the third quarter of fiscal 2011, and reflected a decrease of 7.0% in consumable revenues, partially offset by an increase of 0.8% in service revenues. The decrease in United States consumable revenues was driven by decreases in SYSTEM 1 consumables and H1N1 related products. Capital equipment revenues decreased 0.5% in the United States as the decline in Life Sciences capital revenues of 36.8% more than offset the increase in Healthcare capital revenues of 5.1%.

First Nine Months over First Nine Months Comparison

Revenues increased $6.4 million, or 0.7%, to $932.0 million for the first nine months of fiscal 2011, as compared to revenues of $925.6 million during the first nine months of fiscal 2010. Capital equipment revenues increased $14.3 million or 4.1%, driven by improved demand within the United States and the Asia Pacific and Latin America regions partially offset by declines in Canada and Europe. Recurring revenues decreased $7.9 million or 1.4% driven by weaker demand in United States and Europe attributable to reductions in SYSTEM 1 consumables in the United States and lower H1N1 product sales.

International revenues for the first nine months of fiscal 2011 were $228.0 million, an increase of $8.5 million, or 3.9% , as compared to the first nine months of fiscal 2010. Fiscal 2011 year-to-date international revenues were favorably impacted by a 3.1% increase in capital equipment revenue and a 4.8% increase in recurring revenues, reflecting increases in both consumable and service revenues of 3.2% and 6.4% respectively.

United States revenues for the first nine months of fiscal 2011 were $704.0 million, a decrease of $2.1 million, or 0.3%, as compared to the first nine months of fiscal 2010. The fiscal 2011 year-to-date decrease in United States revenues was primarily driven by increases in capital equipment revenues of 4.7% and service revenues generated by our Isomedix segment of 7.1% more than offset by a 7.0% decrease in consumable revenues as a result of reductions in SYSTEM 1 consumables and H1N1 related products.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three and nine months ended December 31, 2010 to the three and nine months ended December 31, 2009:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Gross Profit:
Product	$89,241	$91,748	$(2,507)	(2.7)%
Service	47,773	47,735	38	0.1%
Total Gross Profit	$137,014	$139,483	$(2,469)	(1.8)%
Gross Profit Percentage:
Product	42.0%	42.9%
Service	41.3%	42.0%
Total Gross Profit Percentage	41.7%	42.5%
	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Gross Profit:
Product	$256,297	$254,148	$2,149	0.8%
Service	143,842	142,826	1,016	0.7%
Total Gross Profit	$400,139	$396,974	$3,165	0.8%
Gross Profit Percentage:
Product	43.5%	43.3%
Service	42.0%	42.1%
Total Gross Profit Percentage	42.9%	42.9%

Our gross profit (margin) is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross margin for the third quarter of fiscal 2011 amounted to 41.7%, representing a decrease of 80 basis points as compared to the same prior year period. The fiscal 2011 period was negatively impacted by a higher portion of revenues coming from lower margin capital equipment products and lower SYSTEM 1 consumable volume. For the first nine months of fiscal 2011, gross margin amounted to 42.9%, equal to the same prior year period. The negative impact of a higher portion of revenue coming from lower margin capital equipment products and lower SYSTEM 1 consumable volume offset the benefits of productivity improvements and price increases.

Operating Expenses. The following table compares our operating expenses for the three and nine months ended December 31, 2010 to the three and nine months ended December 31, 2009:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Expenses:
Selling, General, and Administrative	$73,671	$71,776	$1,895	2.6%
Research and Development	7,739	8,265	(526)	(6.4)%
Restructuring Expenses	(23)	14	(37)	NM
Total Operating Expenses	$81,387	$80,055	$1,332	1.7%

NM - Not meaningful.

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Expenses:
Selling, General, and Administrative	$217,787	$220,897	$(3,110)	(1.4)%
Research and Development	24,391	24,035	356	1.5%
Restructuring Expenses	423	(313)	736	NM
Total Operating Expenses	$242,601	$244,619	$(2,018)	(0.8)%

NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. As a percentage of total revenue, SG&A increased 50 basis points to 22.4% for the third quarter of fiscal 2011 as compared to 21.9% in the third quarter of fiscal 2010 and decreased 50 basis points to 23.4% for the first nine months of fiscal 2011, as compared to the same prior year period. The increase in the third quarter of fiscal 2011is attributable to higher commissions associated with the increase in capital equipment revenues. The decrease in SG&A expense as a percentage of total revenue in the fiscal 2011 year-to-date period reflects the benefit of cost reduction actions previously implemented as well as improved operating efficiencies.

As a percentage of total revenues, research and development expenses were 2.4% and 2.5% for the three month periods ended December 31, 2010 and 2009, respectively. For the nine month periods ended December 31, 2010 and 2009, research and development expenses were 2.6% of total revenues. For the three month period ended December 31, 2010, research and development expenses decreased 6.4% to $7.7 million as compared to $8.3 million during the same prior year period. For the first nine months of fiscal 2011, research and development expenses increased 1.5% to $24.4 million, as compared to $24.0 million, during the same prior year period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the third quarter of fiscal 2011, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical tables and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

Expenses incurred during the third quarter of fiscal 2011 related to our previously announced restructuring plans. In the third quarter of fiscal 2010, we settled certain obligations for less than originally expected. The following tables summarize our total pre-tax restructuring expenses for the third quarter and first nine months of fiscal 2011 and fiscal 2010:

Three months ended December 31, 2010	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll and other related costs	$489	$—	$489
Asset impairment and accelerated depreciation	—	(289)	(289)
Other	7	—	7
Total restructuring charges	$496	$(289)	$207

(1)	Includes $230 in charges recorded in cost of revenues on Consolidated Statements of Income.

Three Months Ended December 31, 2009	Fiscal 2009 Restructuring Plan (1)
Severance, payroll and other related costs	$(23)
Product rationalization	(232)
Asset impairment	9
Lease termination obligations and other	18
Total restructuring charges	$(228)

(1)	Includes $(242) in charges recorded in cost of revenues on Consolidated Statements of Income.

Nine Months Ended December 31, 2010	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll and other related costs	$498	—	498
Asset impairment and accelerated depreciation	356	(289)	67
Other	88	—	88
Total restructuring charges	$942	(289)	653

(1)	Includes $230 in charges recorded in cost of revenues on Consolidated Statements of Income.

Nine Months Ended December 31, 2009	Fiscal 2009 Restructuring Plan (2)
Severance, payroll and other related costs	$(36)
Product rationalization	(466)
Asset impairment and accelerated depreciation	(5)
Lease termination obligations and other	(290)
Total restructuring charges	$(797)

(2)	Includes $(484) in charges recorded in cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
	March 31, 2010	Fiscal 2011		December 31, 2010
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$1,894	$498	$(325)	$2,067
Asset impairments	—	356	(356)	—
Lease termination obligations	1,200	—	—	1,200
Other	509	88	(125)	472
Total	$3,603	$942	$(806)	$3,739

	Fiscal 2008 Restructuring Plan
	March 31, 2010	Fiscal 2011		December 31, 2010
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$102	$—	$(102)	$—
Asset impairments	289	(289)	—	—
Lease termination obligations	411	—	(228)	183
Total	$802	$(289)	$(330)	$183

Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expense for the three and nine months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
(dollars in thousands)	2010	2009	Change
Non-Operating Expenses, Net:
Interest Expense	$3,049	$3,291	$(242)
Interest and Miscellaneous Income	(321)	(535)	214
Non-Operating Expenses, Net	$2,728	$2,756	$(28)
	Nine Months Ended December 31,		Change
(dollars in thousands)	2010	2009
Non-Operating Expenses, Net:
Interest Expense	$9,052	$9,504	$(452)
Interest and Miscellaneous Income	(671)	(1,031)	360
Non-Operating Expenses, Net	$8,381	$8,473	$(92)

Interest expense decreased $0.2 million and $0.5 million during the three month period and first nine months of fiscal 2011, respectively, as compared to the same prior year period as a result of repayment of borrowings and higher capitalized interest. Interest and miscellaneous income decreased $0.2 million and $0.4 million for the three month period and first nine months of fiscal 2011, respectively, as compared with the same prior year period.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for operations, excluding the impact of the Rebate Program, for the three and nine months ended December 31, 2010 to the three and nine months ended December 31, 2009:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Income Tax Expense	$18,842	$15,666	$3,176	20.3%
Effective Income Tax Rate	35.6%	27.6%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Income Tax Expense	$54,255	$45,250	$9,005	19.9%
Effective Income Tax Rate	36.4%	31.4%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and nine month periods ended December 31, 2010 were 35.6% and 36.4%, respectively, compared with 27.6% and 31.4%, respectively, for the same prior year periods. We benefited from favorable discrete item adjustments and tax planning initiatives during the three and nine month periods ended December 31, 2009.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010, provides additional information regarding each business segment. The following table compares business segment revenues, excluding the impact of the Rebate Program in our Healthcare segment, for the three and nine months ended December 31, 2010 to the three and nine months ended December 31, 2009:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2010	2009
Revenues:
Healthcare	$237,843	$233,277	$4,566	2.0%
Life Sciences	51,247	58,910	(7,663)	(13.0)%
Isomedix	38,081	34,987	3,094	8.8%
Total reportable segments	327,171	327,174	(3)	(0.0)%
Corporate and other	1,112	658	454	69.0%
Total Revenues	$328,283	$327,832	$451	0.1%

(dollars in thousands)	Nine Months Ended December 31,		Change	Percent Change
	2010	2009
Revenues:
Healthcare	$664,036	$656,887	$7,149	1.1%
Life Sciences	151,374	159,427	(8,053)	(5.1)%
Isomedix	113,721	105,129	8,592	8.2%
Total reportable segments	929,131	921,443	7,688	0.8%
Corporate and other	2,870	4,161	(1,291)	(31.0)%
Total Revenues	$932,001	$925,604	$6,397	0.7%

Healthcare segment revenues represented 72.5% of total revenues for the third quarter of fiscal 2011 compared with 71.2% for the same prior year period. Healthcare revenues increased $4.6 million, or 2.0%, to $237.8 million for the quarter ended December 31, 2010, as compared to $233.3 million for the same prior year quarter. Capital equipment revenues grew 10.8% because of higher demand for our surgical and infection prevention products. This increase was partially offset by declines in revenues from consumables and services of 7.4% and 3.3%, respectively. The decline in consumable revenues was driven by lower demand in the United States for SYSTEM 1 consumables and reductions in consumables associated with H1N1. At December 31, 2010, the Healthcare segment’s backlog amounted to $178.5 million, increasing $44.1 million, or 32.8%, compared to the backlog of $134.4 million at December 31, 2009 and increasing $24.2 million, or 15.7% compared to the backlog of $154.3 million at September 30, 2010. The increase is driven by new products, particularly SYSTEM 1E.

Healthcare segment revenues represented 71.2% of total revenues for the first nine months of fiscal 2011 compared with 71.0% for the same prior year period. Healthcare revenues increased $7.1 million, or 1.1%, to $664.0 million for the nine months ended December 31, 2010, as compared to $656.9 million for the same prior year period. The increase is primarily attributable to higher capital equipment revenues within the United States, which increased 9.3%. Consumable revenues decreased 7.5%, driven primarily from decreases within the United States attributable to lower demand for SYSTEM 1 consumables and reductions in H1N1 related products. Service revenues also decreased 2.2% with decreases in all geographies.

Life Sciences segment revenues were 15.6% of total revenues for the third quarter of fiscal 2011 as compared to 18.0% for the same prior year quarter. Life Sciences revenues decreased $7.7 million, or 13.0%, to $51.2 million for the quarter ended December 31, 2010, as compared to $58.9 million for the same prior year quarter. The decrease in Life Sciences revenues was driven by a decrease of 34.7% in capital equipment revenues, partially offset by increases in consumable and services revenues of 6.1% and 1.8%, respectively. The decline in capital equipment revenues occurred throughout key geographies although was most notable within the United States reflecting low order rates during the first half of the fiscal year. At December 31, 2010, the Life Sciences segment’s backlog amounted to $42.5 million, decreasing $2.9 million, or 6.3% compared to the backlog of $45.4 million at December 31, 2009. However, backlog has increased $4.5 million, or 12.0%, compared to the backlog of $38.0 million at September 30, 2010.

Life Sciences segment revenues represented 16.2% of total revenues for the first nine months of fiscal 2011, compared with 17.2% for the same prior year period. Life Sciences revenues decreased $8.1 million, or 5.1%, to $151.4 million for the first nine months of fiscal 2011, as compared to $159.4 million for the same prior year period. The decrease in Life Sciences revenues was primarily driven by a 18.9% decrease in capital equipment revenues reflecting declines in North America, Europe and Latin America. Capital equipment revenues continue to be impacted by consolidations within the industry limiting order levels from our pharmaceutical Customers. Recurring revenues grew $3.5 million or 3.5%, reflecting consumables revenue growth of 6.8% and service revenue growth of 0.7%.

Isomedix segment revenues were 11.6% of total revenues for the third quarter of fiscal 2011 as compared to 10.7% for the same prior year quarter. The segment’s revenues increased $3.1 million, or 8.8%, to $38.1 million for the quarter ended December 31, 2010, as compared to $35.0 million for the same prior year quarter. Revenues were favorably impacted by increased demand from our medical device Customers, as well as modest market share gains.

Isomedix segment revenues represented 12.2% of total revenues for the first nine months of fiscal 2011 compared with 11.4% for the comparable prior year period. The segment experienced increased revenue of $8.6 million, or 8.2%, to $113.7 million during the first nine months of fiscal 2011 as compared to $105.1 million for the same prior year period. Revenues were favorably impacted by increased demand from our medical device Customers, as well as modest market share gains.

The following table compares our business segment operating results, excluding the impact of the Rebate Program and class action settlement in our Healthcare segment, for the three and nine months ended December 31, 2010 to the three and nine months ended December 31, 2009:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Income (Loss):
Healthcare	$40,185	$45,254	$(5,069)	(11.2)%
Life Sciences	7,345	10,123	(2,778)	(27.4)%
Isomedix	10,250	6,929	3,321	47.9%
Total reportable segments	57,780	62,306	(4,526)	(7.3)%
Corporate and other	(2,153)	(2,878)	725	(25.2)%
Total Operating Income	$55,627	$59,428	$(3,801)	(6.4)%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Income (Loss):
Healthcare	$110,340	$113,722	$(3,382)	(3.0)%
Life Sciences	23,075	23,442	(367)	(1.6)%
Isomedix	30,858	22,669	8,189	36.1%
Total reportable segments	164,273	159,833	4,440	2.8%
Corporate and other	(6,735)	(7,478)	743	(9.9)%
Total Operating Income	$157,538	$152,355	$5,183	3.4%

Segment operating income is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. Corporate cost allocations are based on each segment’s percentage of revenues, headcount, or other variables in relation to those of the total Company. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. “Corporate and other” includes the service revenues, gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits, as previously discussed.

The Healthcare segment’s operating income decreased $5.1 million for the third quarter and $3.4 million first nine months of fiscal 2011 as compared to the same prior year periods. The segment’s operating margins were 16.9% and 16.6% for the third quarter and first nine months of fiscal 2011, respectively, representing decreases of 250 basis points and 70 basis points, respectively, as compared to the prior year periods. The decreases in operating income were driven primarily by a higher proportion of revenues coming from lower margin capital equipment revenues, lower SYSTEM 1 consumable volumes and higher commissions.

The Life Sciences segment’s operating income decreased $2.8 million and $0.4 million for the third quarter and first nine months of fiscal 2011, respectively, as compared to the same prior year periods. The segment’s operating margins were 14.3% and 15.2% for the third quarter and first nine months of fiscal 2011, respectively, representing decreases of 290 basis points and 50 basis points, respectively, over the comparable prior year periods. The decline was driven by lower volumes partially offset by favorable product mix and operating efficiencies.

The Isomedix segment’s operating income increased $3.3 million and $8.2 million for the third quarter and first nine months of fiscal 2011, respectively, as compared to the same prior year periods. The segment’s operating margins were 26.9% and 27.1% for the third quarter and first nine months of fiscal 2011, representing increases of 710 basis points and 550 basis points, respectively, over the comparable prior year periods. Fiscal 2010 third quarter operating income was negatively impacted by expenses of $1.7 million related to the Company's decision to consolidate a facility and exit the E-beam materials modification business. Operating income in both fiscal 2011 periods reflect the benefit of increased revenues.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the nine months ended December 31, 2010 and 2009:

	Nine Months Ended December 31,
(dollars in thousands)	2010	2009
Operating activities:
Net income	$12,266	$98,632
Non-cash items	430	54,304
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	128,770	—
Changes in operating assets and liabilities	(58,069)	5,732
Net cash provided by operating activities	$83,397	$158,668
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(56,390)	$(29,839)
Proceeds from the sale of property, plant, equipment, and intangibles	1,298	574
Equity investment in joint venture	(16,900)	(1,500)
Investments in businesses, net of cash acquired	(4,000)	—
Net cash used in investing activities	$(75,992)	$(30,765)
Financing activities:
Proceeds under credit facilities, net	—	100,000
Repurchases of common shares	(19,900)	(289)
Cash dividends paid to common shareholders	$(24,344)	$(137,509)
Stock option and other equity transactions, net	10,813	12,339
Tax benefit from stock options exercised	2,197	1,927
Net cash used in financing activities	$(31,234)	$(23,532)
Debt-to-total capital ratio	21.9%	29.7%
Free cash flow	$28,305	$129,403

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $83.4 million for the first nine months of fiscal 2011 as compared with $158.7 million for the first nine months of fiscal 2010. The following discussion summarizes the significant changes in our operating cash flows:

•
Non-cash items – Our non-cash items include depreciation, depletion and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Changes in our non-cash items were $0.4 million for the first nine months of fiscal 2011 and $54.3 million for the first nine months of fiscal 2010. Significant changes in these items for the first nine months of fiscal 2011 as compared to the same prior year period are summarized below:

◦
Depreciation, depletion, and amortization – Depreciation, depletion, and amortization are a significant component of non-cash items. This expense totaled $39.7 million and $42.0 million for the first nine months of fiscal 2011 and fiscal 2010, respectively

◦
Deferred income taxes – The change in deferred income taxes was negative $52.7 million for the first nine months of fiscal 2011, compared with a change in deferred income taxes of positive $1.2 million for the first nine months of fiscal 2010. The increase is attributable to the recognition of a deferred tax asset in connection with the recording of the SYSTEM 1 Rebate Program and class action settlement accruals.

◦	Share-based compensation expense – We recorded share-based compensation expense of $8.5 million and $5.6 million for the first nine months of fiscal 2011 and fiscal 2010, respectively.

•
Changes in operating assets and liabilities – Changes to our operating assets and liabilities, including the change in Accrued SYSTEM 1 Rebate Program and class action settlement, provided cash of $70.7 million and $5.7 million during the first nine months of fiscal 2011 and fiscal 2010, respectively.

◦
Accounts receivable, net – Changes in our net accounts receivable balances provided cash of $2.2 million and $38.1 million during the first nine months of fiscal 2011 and fiscal 2010, respectively. Our accounts receivable balances may change from period to period due to the timing of revenues and Customer payments.

◦
Inventories, net – An increase in our net inventory balances drove use of cash of $44.9 million in the first nine months of fiscal 2011 and a decrease in net inventory balances in the first nine months of fiscal 2010 provided cash of $9.3 million. The increase in inventory levels in fiscal 2011 is due to $36.7 million of SYSTEM 1E inventory.

◦
Other current assets – Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in other current asset balances provided cash of $4.2 million and $3.4 million during the first nine months of fiscal 2011 and 2010, respectively.

◦
Accounts payable – An increase in our accounts payable balance provided cash of $7.4 million during the first nine months of fiscal 2011 while a decrease in our accounts payable balance used cash of $14.8 million during the first nine months of fiscal 2010, respectively. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

◦
Accrued SYSTEM 1 Rebate Program and class action settlement – The increase results from the establishment of the accrual in the amount of $110.0 million for liabilities resulting from the SYSTEM 1 Rebate Program and the establishment of the accrual in the amount of $19.8 million resulting from the settlement of the SYSTEM 1 class action litigation during the first nine months of fiscal 2011, offset by rebate settlements to date of approximately $1.0 million.

◦
Accruals and other, net – Changes in our net accruals and other liabilities balance used cash of $27.0 million and $30.1 million during the first nine months of fiscal 2011 and fiscal 2010, respectively. Cash flows related to our accruals and other liabilities balances may change from period to period primarily due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $76.0 million for the first nine months of fiscal 2011 compared with $30.8 million for the first nine months of fiscal 2010. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2011 and fiscal 2010:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $56.4 million for the first nine months of fiscal 2011 as compared to $29.8 million during the same prior year period. Fiscal 2011 purchases include the acquisition of two previously leased Isomedix facilities totaling $8.4 million. In addition, radioisotope purchases were higher during the first nine months of fiscal 2011 in comparison to fiscal 2010.

•
Proceeds from the sale of property, plant, equipment, and intangibles – During the first nine months of fiscal 2011, we recorded proceeds of $1.3 million compared with proceeds of $0.6 million during the first nine months of fiscal 2010.

•
Equity investments in joint ventures – During fiscal 2011, we increased our investment by $16.9 million in our joint venture with VTS Medical Systems, Inc. We invested $1.5 million in the same joint venture in fiscal 2010.

•
Investment in business, net of cash acquired – During fiscal 2011, we acquired a company which provides process management technology solutions designed to improve a hospital's perioperative process for $4.0 million.

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $31.2 million for the first nine months of fiscal 2011 compared with net cash used in financing activities of $23.5 million for the first nine months of fiscal 2010. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2011 and fiscal 2010:

•
Proceeds under credit facilities – There were no borrowing or payment activities under our credit facilities during the first nine months of fiscal 2011. Net borrowings under credit facilities totaled $100.0 million during the first nine months of fiscal 2010.

•
Repurchases of common shares – The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first nine months of fiscal 2011, we paid for the repurchase of 630,259 of our common shares under this authorization at an average purchase price of $30.92 per common share. We also obtained 13,031 and 11,220 of our common shares during the first nine months of fiscal 2011 and fiscal 2010, respectively, in connection with stock – based compensation award programs.

•
Cash dividends paid to common shareholders – During the first nine months of fiscal 2011, we paid total cash dividends of $24.3 million, or $0.41 per outstanding common share. During the first nine months of fiscal 2010, we paid total cash dividends of $137.5 million, or $2.33 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash in some cases for issuing common shares under our various employee stock compensation programs. During the first nine months of fiscal 2011 and fiscal 2010, we received cash proceeds totaling $10.8 million and $12.3 million, respectively, under these programs.

•
Tax benefit from stock options exercised – During the first nine months of fiscal 2011, our income taxes were reduced by $2.2 million as a result of deductions allowed for stock options exercised. The reduction in the fiscal 2010 comparable period was $1.9 million.

Cash Flow Measures. Free cash flow was $28.3 million in the first nine months of fiscal 2011 compared to $129.4 million in the prior year first nine months due to higher capital spending levels and changes in operating assets and liabilities. Our debt-to-total capital ratio was 21.9% at December 31, 2010 and 21.8% at March 31, 2010.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. Our commercial commitments were approximately $36.6 million at December 31, 2010 reflecting a net decrease of $0.1 million in surety bonds and other commercial commitments from March 31, 2010. In conjunction with facility consolidation projects, we have entered into commitments aggregating approximately $13.1 million with general contractors as of December 31, 2010. These obligations are comprised principally of construction contracts and payments are generally due within 24 months. The related construction costs are incurred and financed through operating cash flow. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2010. At December 31, 2010, there was $378.1 million available under the Facility for borrowing. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility ($21.9 million at December 31, 2010).

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

Recording the obligations associated with the Rebate Program requires the use of estimates and assumptions. The use of estimates and assumptions involves judgments with respect to factors that may impact the ultimate outcome and may be beyond management’s control. The amount recognized during the first nine months of fiscal 2011 is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. Rebates of

$102.3 million are recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated cost of $7.7 million to facilitate the disposal of the processors has been recognized as cost of revenues. Both components are recorded as current liabilities. Minor rebate obligations were settled during the nine months ended December 31, 2010. The key assumptions involved in the estimates associated with the Rebate Program include: the number and age of SYSTEM 1 processors eligible for rebates under the program, the number of Customers that will elect to participate in the Rebate Program, the proportion of Customers that will choose each rebate option, and the estimated per unit costs of disposal.

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed recent trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments which indicates that a portion of our Customers have already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data for fiscal 2011 year to date provides indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.

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

In December of 2010, we began shipping SYSTEM 1E units in limited numbers, after having received FDA clearance for the SYSTEM 1E chemical indicator, which is used in conjunction with the SYSTEM 1E. We have also requested FDA clearance or approval of certain other accessories for SYSTEM 1E, although neither the chemical indicator nor these other accessories are required by regulation to sell or operate the device. No assurance can be made that the FDA will agree with our submissions or requests.

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

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2011, our revenues were unfavorably impacted by $1.4 million, or 0.4%, and income before taxes was unfavorably impacted by $0.4 million, or 0.8%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2011, our revenues were unfavorably impacted by $2.0 million, or 0.2%, and income before income taxes was unfavorably impacted by $0.2 million, or 0.6% as compared to the same prior year period.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's Form 10-K and other securities filings. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, rebate program, transition, cost reductions, business strategies, earnings and revenue trends, expense reduction or other future financial results, including the outcome of the proposed settlement of the SYSTEM 1 class action litigation. References to products, the consent decree, the transition or rebate program, or the settlement agreement are summaries only and do not alter or modify the specific terms of the decree, agreement, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or the Company's rebate program, transition plan or other business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to previously disclosed FDA warning letters, government investigations, the December 3, 2009 or February 22, 2010 FDA notices, the April 20, 2010 consent decree and related transition plan and rebate program, the SYSTEM 1E device, the Reliance EPS System, the outcome of any pending FDA requests and clearances or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest or effects of fluctuations in currencies, tax assessments or anticipated rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, rebate assumptions, new product acceptance or approvals, including without limitation SYSTEM 1E and accessories thereto, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, the transition from the SYSTEM 1 processing system, or those matters described in our Form 10-K for the year ended March 31, 2010 and this Form 10-Q and other securities filings may adversely impact company performance, results, prospects or value, (g) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2010 and this Form 10-Q for the quarter ended December 31, 2010.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1® sterile processor and the STERIS™ 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this Item 1 as the “device”). Among other matters, the warning letter included the FDA's assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA's 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA's preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company's response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing SYSTEM 1installed base in the U.S. for at least a two year period from that date. (On April 5, 2010, we received FDA clearance of the new liquid chemical sterilant processing system (SYSTEM 1E).)
On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA's “concerns about the SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In the notice, among other things, FDA stated its belief that the SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA had not determined whether the SYSTEM 1® was safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and affect the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the SYSTEM 1® that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA's December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, they should transition to that alternative as soon as possible. After its December 3, 2009 notice, we engaged in extensive discussions with the FDA regarding a comprehensive resolution of this matter. On February 2, 2010, the FDA notified healthcare facility administrators and infection control practitioners that FDA's total recommended time period for transitioning from SYSTEM 1 in the U.S. was 18 months from that date. During this transition period in the U.S., we have continued to support the existing SYSTEM 1 installed base by providing accessories, sterilant, service and parts for U.S. Customers.
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
The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110.0 million related to the SYSTEM 1 Rebate Program. Of the $110.0 million, $102.3 million is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7.7 million is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110.0 million reduction in operating income.
In December of 2010, we began shipping SYSTEM 1E units in limited numbers, after having received FDA clearance for the SYSTEM 1E chemical indicator, which is used in conjunction with the SYSTEM 1E. We have also requested FDA clearance or approval of certain other accessories for SYSTEM 1E, although neither the chemical indicator nor these other accessories are required by regulation to sell or operate the device. No assurance can be made that the FDA will agree with our submissions or requests.
Also in April, 2010 we voluntarily submitted information regarding modifications to the Reliance EPS Endoscope Processing System (the “EPS System”) to the FDA. These incremental modifications to the EPS System were considered minor by us. FDA subsequently advised us that it believed a new pre-market notification (510(k)) for those modifications should be submitted. We thereafter submitted this pre-market notification to the FDA. We also suspended shipments of EPS Systems in the U.S. pending FDA review of the submission but continued servicing and providing consumables necessary for the continued use of the EPS Systems. We recently received FDA clearance of the modified EPS System and have resumed shipment in the U.S.
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
On February 5, 2010, a complaint was filed by a Customer that claims to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. STERIS Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys' fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. On February 7, 2011 we entered into a settlement agreement in which we agreed, among other things, to provide various categories of economic relief for members of the settlement class and not object to plaintiff's counsel's application to the court for attorneys' fees and expenses up to a specified amount. Both certification of a settlement class and preliminary and final approval of the settlement require approval of the court and satisfaction of certain other conditions. There is no assurance that the court will take such actions, that such conditions will be satisfied, or that this matter will be resolved, or be resolved consistent with the terms and conditions of such settlement agreement. During the third quarter of fiscal 2011, we recorded in operating expenses a pre-tax charge of approximately $19.8 million related to the proposed settlement of these proceedings.
This putative class action or other civil, criminal, regulatory or other proceedings involving our SYSTEM 1, SYSTEM 1E, EPS System, or other products or services could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2010: “Business - Information with respect to our Business in General - Government Regulation”, and

the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.
Except as noted above, we believe there have been no material recent developments concerning these legal proceedings since September 30, 2010 and no new material pending legal proceedings that are required to be reported.

ITEM 1A.    RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the SEC on May 28, 2010, that would materially affect our business, results of operations, or financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 2011, we repurchased 96,259 of our common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of December 31, 2010, $184.4 in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the third quarter of fiscal 2011 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
October 1-31	7,200		$32.86		7,200	$187,439
November 1-30	88,759		34.36		88,759	184,389
December 1-31	300		34.96		300	184,378
Total	96,259	(1)	$34.25	(1)	96,259	$184,378

(1)
Does not include 13 shares purchased during the quarter at an average price of $35.07 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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
February 9, 2011

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