Form 10-K
period 2011-03-31
STERIS CORP
filed 2011-05-27
CIK 815065

United States Securities and Exchange Commission
Washington, D. C. 20549
 ___________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended March 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 2010: $1,782,749,207
The number of Common Shares outstanding as of May 20, 2011: 59,219,570
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting – Part III

PART I
Throughout this Annual Report, STERIS Corporation and its subsidiaries together are called “STERIS,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year, which ends on March 31. For example, fiscal year 2011 ended on March 31, 2011.

ITEM 1.	BUSINESS

INTRODUCTION
STERIS Corporation is a leading provider of infection prevention and surgical products and services, focused primarily on healthcare, pharmaceutical and research. Our mission is to provide a healthier today and a safer tomorrow through knowledgeable people and innovative infection prevention, decontamination and health science technologies, products and services. We offer our Customers a unique mix of innovative capital equipment products, such as sterilizers and surgical tables; consumable products, such as detergents and skin care products; and services, including equipment installation and maintenance; and microbial reduction of medical devices and other products.
We were founded as Innovative Medical Technologies in Ohio in 1985, and renamed STERIS Corporation in 1987. However, some of our businesses that have been acquired and integrated into STERIS, notably American Sterilizer Company, have much longer operating histories. With global headquarters in Mentor, Ohio, we have approximately 5,000 employees worldwide and operate in more than 60 countries. We have a direct sales force of approximately 500 and a service organization of approximately 1,080 who work diligently to meet the increasingly complex needs of our Customers.
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
In our largest segment, Healthcare, we are focused on assisting our Customers in enhancing their perioperative performance. We provide support directly to the operating room, as well as to the sterile processing functions where instruments are reprocessed between surgeries and gastrointestinal procedures. Our integrated offering of equipment, consumables and services used throughout healthcare facilities enables Customers to reduce costs and improve outcomes.
Our second largest segment, Life Sciences, primarily serves pharmaceutical manufacturers and research organizations by providing decontamination and sterilization technologies, products and services that help support the safety and effectiveness of the products they produce.
STERIS Isomedix Services (“Isomedix”) provides ethylene oxide and/or irradiation services on a contract basis through 18 facilities in North America, where we process medical devices and other products as designated by our Customers' specifications prior to their delivery to the end user.
Many factors are driving an increased awareness of the importance of infection control throughout the world. In the United States, hospitals are increasingly not reimbursed for the impacts of hospital acquired patient infections and infection is increasingly a reported quality measure that may impact reimbursement as well as provide patients with information that can help shape their decisions about where to receive care. On a more global basis, recent threats such as H1N1 virus, Avian Bird Flu, and the rise in drug-resistant strains of bacterial diseases have raised awareness of the need for enhanced safety. We are positioned to help address these concerns in traditional and non-traditional settings with our combination of capital equipment, consumables and services.

INFORMATION RELATED TO BUSINESS SEGMENTS
Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment. The CEO uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in note 1 to the Consolidated Financial Statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of this Annual Report. Segment performance information for fiscal years 2011, 2010, and 2009 is presented in note 12 to our Consolidated Financial Statements titled, “Business Segment Information” and in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), of this Annual Report.

HEALTHCARE SEGMENT
Description of Business. Our Healthcare segment manufactures and sells infrastructure capital equipment, accessory, consumable, information support and service solutions to healthcare providers, including acute care hospitals and surgery and gastrointestinal centers. These solutions aid our Customers in improving the safety, quality, productivity, and utility consumption of their surgical, sterile processing, gastrointestinal, and emergency environments.
Products Offered. These capital equipment, accessory and consumable solutions include:

•
Steam, vaporized hydrogen peroxide and ethylene oxide (“EO”) sterilizers, as well as liquid chemical sterilant processing systems, that allow Customers to meet rigorous standards and regulations and assist in the safe and effective re-use of medical equipment and devices.

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

•
Connectivity solutions such as operating room (“OR”) integration , workflow, patient tracking and instrument management that allow for high quality transfer of information and images throughout the hospital and between hospitals throughout the world. These solutions aid in improving the productivity and quality of Customers' inpatient and outpatient surgical departments and sterile processing functions.

•	Cleaning chemistries and sterility assurance products used in instrument cleaning and decontamination systems.

•	Cleansing products, including hard surface disinfectants and skin care and hand hygiene solutions, for use by care-givers and patients throughout healthcare institutions.

Significant brand names for these products include SYSTEM 1®, SYSTEM 1E™, Amsco®, Hamo®, Reliance®, Cmax®, Harmony®, Kindest Kare®, Alcare®, Verify®, and Cal Stat®.
Services Offered. Our Healthcare segment provides various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. We offer these corrective and preventive service solutions to Customers who have internal clinical/biomedical engineering departments and Customers who rely on us to provide those services. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We also offer comprehensive sterilization and Surgical management consulting services allowing healthcare facilities to achieve safety, quality, and productivity improvements in the perioperative loop that flows between and among surgical suites and the central sterile department. More recently, we have begun to utilize remote equipment monitoring technology to improve Customers’ equipment uptime and by servicing equipment during off-peak hours. Additionally, our Healthcare segment provides other support services such as construction and facility planning, engineering support, device testing, Customer education, hand hygiene process excellence, asset management/planning, and the sale of replacement parts. Finally, we also provide information management and decision support solutions to operating room and central sterilization managers to help in managing these environments and identifying opportunities to improve performance.
Customer Concentration. Our Healthcare segment sells capital equipment, consumables, and services to Customers in the United States and many other countries throughout the world. For the year ended March 31, 2011, no Customer represented more than 10% of the Healthcare segment's total revenues and the loss of any single Customer is not expected to have a material impact on the segment's results of operations or cash flows.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include Getinge, Johnson & Johnson, 3M, Belimed, Berchtold, Cantel Medical, Ecolab, Go Jo, Kimberly-Clark, Skytron, and Stryker.

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

•
Washer/disinfectors that decontaminate various large and small materials and components in pharmaceutical and industrial manufacturing processes and in research labs, such as glassware, vessels, equipment parts, drums, hoses, and animal cages.

•	High-purity water equipment, which generates water for injection and pure steam.

•	Vaporized Hydrogen Peroxide (“VHP”®) generators used to decontaminate many high value spaces, from small isolators to large pharmaceutical processing and laboratory animal rooms.

•
Formulated cleaning chemistries that are used to prevent biological and chemical contamination and to monitor sterilization and decontamination processes, including products used to clean components used in manufacturing, decontaminate systems, and disinfect or sterilize hard surfaces.

Significant brand names for these products include Amsco®, Reliance®, Finn-Aqua®, VHP®, and the CIP® Products.
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
Customer Concentration.  Our Life Sciences segment sells capital equipment, consumables, and services to Customers in the United States and many other countries throughout the world. For the year ended March 31, 2011, no Customer represented more than 10% of the Life Sciences segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.
Competition.  Our Life Sciences segment operates in highly regulated environments where the most intense competition results from technological innovations, product performance, convenience and ease of use, and overall cost-effectiveness. In recent years, our pharmaceutical Customer base has also undergone consolidation and reduced capital spending, resulting in fewer project opportunities. We compete for pharmaceutical, research and industrial Customers with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. Competitors include Belimed, Ecolab, Fedegari, Getinge, MECO, Stilmas, and Techniplast.
STERIS ISOMEDIX SERVICES SEGMENT
Description of Business.  Our Isomedix segment operates through a network of 18 facilities located in North America. We sell a comprehensive array of contract materials processing services using gamma irradiation (“Gamma”) and ethylene oxide (“EO”) technologies. We offer microbial reduction services based on Customer specifications to companies that supply products to the healthcare, industrial, and consumer product industries.
Services Offered. We use Gamma and EO technologies to process a wide range of products at our facilities. Gamma, using radioisotope (cobalt-60), is an irradiation process. EO is a gaseous process. Our locations are in major population centers and core distribution corridors throughout North America, primarily in the Northeast, Midwest, Southwest, and southern California. We adapt to increasing imports and changes in manufacturing points-of-origin by monitoring trends in supply chain management. Demographics partially drive this segment’s growth. The aging population and rising life expectancy increase the demand for medical procedures, which increases the consumption of medical devices and surgical kits. Our technical services group supports Customers in all phases of product development, materials testing, and process validation.
Customer Concentration.  Our Isomedix segment operates in North America. The segment’s services are offered to Customers throughout the footprint of our network. For the year ended March 31, 2011, no Customer represented more than 10% of the segment’s revenues. Because of a largely fixed cost structure, the loss of a single Customer could have a material impact on the segment’s results of operations or cash flows but would not be expected to have a material impact on STERIS.
Competition.  Isomedix operates in a highly regulated industry and competes in North America with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless steel, organic chemicals, fuel, and plastic components. These raw materials and supplies are available from several suppliers and in sufficient quantities that we do not currently expect any significant sourcing problems in fiscal 2012. We have longer-term supply contracts for certain materials, such as radioisotope (cobalt-60) used by the Isomedix segment, for which there are few suppliers.
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
As of March 31, 2011, we held 279 United States patents and 643 foreign patents and had 79 United States patents and 301 foreign patents pending. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2011, we had a total of 966 trademark registrations in the United States and in various foreign countries.
Research and Development.  Research and development is an important factor in our long-term strategy. For the years ended March 31, 2011, 2010, and 2009, research and development expenses were $34.3 million, $34.0 million, and $32.8 million, respectively. We incurred these expenses primarily for the research and development of commercial products.
New products are a key element of our success. In the operating room, our new Harmony LED Lighting and Visualization System brought surgical lighting, high definition images and surgeon comfort to a new level. Our V-PRO 1 low temperature sterilizers and the Reliance Vision Single-chamber Washers improve efficiencies in the sterile processing department by increasing the number and volume of instruments that can be reprocessed. Another recent introduction is the 5085 SRT Surgical Table, the first sliding, rotating and transporting table to be released in the United States as a single-driver transport device for the operating suite. The table is designed to enhance both patient and staff safety by reducing the transfer risk before and after surgery. Finally, the recent introduction of the SYSTEM 1E, our next generation liquid chemical sterilant processing system, provides an alternative for existing SYSTEM 1 Customers.
Quality Assurance.  We manufacture, assemble, and package products in the United States and other countries. Each of our production facilities are dedicated to particular processes and products. Our success depends upon Customer confidence in the quality of our production process and the integrity of the data that supports our product safety and effectiveness. We have implemented quality assurance procedures to support the quality and integrity of scientific information and production processes. All of our manufacturing and contract sterilization facilities throughout the world are ISO9001 or ISO13485 certified.
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
If we fail to comply with any applicable regulatory requirements, sanctions could be imposed on us. For more information about the risks we face regarding regulatory requirements, see Part I, Item 1A of this Annual Report titled, “Risk Factors, We are subject to extensive regulatory requirements.”
We have received warning letters, paid civil penalties, conducted product recalls and field corrections, and been subject to other regulatory sanctions. At the beginning of fiscal 2011 a consent decree, the terms of which had been previously agreed to by the FDA and us, was approved by the Federal District Court for the Northern District of Ohio concerning our SYSTEM 1 processing system. See Part I, Item 1A of this Annual Report titled, “Risk Factors, We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree,” “Risk Factors, Our business may be adversely affected as a result of the U.S. Food and Drug Administration notice to healthcare administrators and device manufacturers, and related matters,” and “Risk Factors, Compliance with the Consent Decree may be more costly and burdensome than anticipated.” and see also Part I, Item 3, “Legal Proceedings”, for further information on SYSTEM 1 and other regulatory issues and their potential impact. We believe that we are currently compliant in all material respects with applicable regulatory requirements. However, we cannot assure you that future or current regulatory, governmental, or private action will not have a material adverse affect on us or on our performance, results, or financial condition.
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
We cannot assure you that we will develop significant new products or services, or that new products or services we provide or develop in the future will be more commercially successful than those provided or developed by our competitors. In addition, some of our existing or potential competitors may have greater resources than us. Therefore, a competitor may succeed in developing and commercializing products more rapidly than we do. Competition, as it relates to our business segments and product categories, is discussed in more detail in the section above titled, “Information Related to Business Segments.”
Employees.  As of March 31, 2011, we had approximately 5,000 employees throughout the world. We believe we have good relations with our employees.
Methods of Distribution.  As of March 31, 2011, we employed approximately 1,180 direct field sales and service representatives within the United States and approximately 400 in international locations. Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house Customer service and field support departments. We also contract with distributors and dealers in select markets.
Customer training is important to our business. We provide a variety of courses at Customer locations, at our training and education centers, and over the internet. Our training programs help Customers understand the science, technology, and operation of our products. Many of our operator training programs are approved by professional certifying organizations and offer continuing education credits to eligible course participants.
Seasonality.  Our financial results have been, from time to time, subject to seasonal patterns. We cannot assure you that these patterns will continue.
International Operations.  We believe we have a large opportunity to expand internationally, as we currently only serve a small portion of the world that could benefit from our products. Through our subsidiaries, we operate in various international locations within the same business segments as in the United States. International revenues have recently represented approximately one-fourth of our total revenues. Revenues from Europe, Canada, and the Asia Pacific and Latin American regions were 47.4%, 23.6%, 19.5%, and 9.5%, respectively, of our total international revenues for the year ended March 31, 2011.
Also see note 12 to our Consolidated Financial Statements titled, “Business Segment Information,” and Item 7, “MD&A”, for a geographic presentation of our revenues for the three years ended March 31, 2011.
We conduct manufacturing in the United States, Canada, Mexico, and various European countries. International cost of revenues have represented approximately one-third of our total cost of revenues.There are, in varying degrees, a number of inherent risks to our international operations. We describe some of these risks in Part I, Item 1A of this Annual Report titled, “Risk Factors, We conduct manufacturing, sales, and distribution operations on a worldwide basis.”
Fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2011, revenues were unfavorably impacted by $0.1 million and income before taxes was unfavorably impacted by $3.0 million, or 3.9%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2011, we had a backlog of $179.3 million. Of this amount, $138.6 million and $40.7 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2010, we had backlog orders of $169.6 million. Of this amount $127.8 million and $41.8 million related to our Healthcare and Life Sciences segments, respectively. A significant portion of the backlog orders at March 31, 2011, is expected to ship in the next fiscal year.
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

The economic climate may adversely affect us.

Adverse economic cycles or conditions and Customer, regulatory or government response to those cycles or conditions, could affect our results of operations. There can be no assurance when these cycles or conditions will occur or when they will begin to improve after they occur. There also can be no assurance as to the strength or length of any recovery from a business downturn or recession. United States and worldwide financial and business conditions are uncertain, and the recent severe recession has had a significant adverse effect on U.S. and global economies, which also has negatively impacted access to capital markets and investment activity within key geographic and industry segments served.
Credit and liquidity problems may make it difficult for some businesses to access credit markets and obtain financing and may cause some businesses to curtail spending to conserve cash in anticipation of persistent business slowdowns and liquidity needs. If our Customers have difficulty financing their purchases due to tight credit markets or related factors or because of other operational problems they may be experiencing or otherwise decide to curtail their purchases, our business could be adversely affected. Our exposure to bad debt losses could also increase if Customers are unable to pay for products previously ordered and delivered. Also, continuing tightness of credit in financial markets may limit the ability of our lenders to satisfy their obligations to us to provide funding and letters of credit or the ability of our insurers to respond to a claim under an insurance policy.
In addition, economic conditions and market volatility impact the investment portfolio of our legacy defined benefit pension plan. Because the values of the pension plan investments have and will fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the plan and future minimum required contributions, if any, might have a material adverse effect on our liquidity, value, financial conditions or result of operations.

Our businesses are highly competitive, and if we fail to compete successfully, our revenues and results of operations may be hurt.

We operate in a highly competitive global environment. Our businesses compete with other broad line manufacturers, as well as many smaller businesses specializing in particular products or services, primarily on the basis of brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support. We face increased competition from new infection prevention, sterile processing, contamination control, surgical support, cleaning consumables, contract sterilization, and other products and services entering the market. Competitors and potential competitors also are attempting to develop alternate technologies and sterilizing agents, as well as disposable medical instruments and other devices designed to address the risk of contamination. If our products, services, support, distribution and/or cost structure do not enable us to compete successfully, our business, performance, prospects, value, financial condition, and results of operations may be adversely affected.

Our success depends, in part, on our ability to design, manufacture, distribute, and achieve market acceptance of new products with higher functionality and lower costs.

Many of our Customers operate businesses characterized by technological change, product innovation and evolving industry standards. Price is a key consideration in their purchasing decisions. To successfully compete, we must continue to design, develop, and improve innovative products. We also must achieve market acceptance of and effectively distribute those products, and reduce production costs. Our business, performance, prospects, value, financial condition, and results of operations might be adversely affected if our competitors' product development capabilities become more effective, if they introduce new or improved products that displace our products or gain market acceptance, or if they produce and sell products at lower prices.

If our cost reduction and restructuring efforts are ineffective, our profitability may be hurt or our business otherwise might be adversely affected.

We have undertaken various cost reduction and restructuring activities over the last several years, including the transfer of our Erie, Pennsylvania manufacturing operations to Mexico, direct and indirect corporate overhead expense reductions, restructuring primarily related to our European Healthcare manufacturing operations into two central locations within Europe, and the transfer of the remaining operations in our Erie, Pennsylvania facility to our U.S. headquarters in Mentor, Ohio. These efforts may not produce the full efficiencies and cost reduction benefits we expect or efficiencies and benefits might be delayed or not realized. Implementation costs also might exceed expectations and further cost reduction measures might become necessary, resulting in additional future charges. If these cost reduction and restructuring efforts are not properly implemented or are unsuccessful, we might experience business disruptions or our business otherwise might be adversely affected.

Decreased availability or increased costs of raw materials or energy supplies or other supplies might increase our production costs or limit our production capabilities.

We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key materials include stainless steel, organic chemicals, fuel, cobalt, and plastic components. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. In some situations, we may be able to temporarily limit price increases or support availability through supply agreements. Otherwise, raw material prices and availability are subject to numerous factors outside of our control, including those described above. Increases in prices or decreases in availability of raw materials and oil and gas might impair our procurement of necessary materials or our product production, or might increase production costs. In addition, energy costs impact our transportation and distribution and other supply and sales costs. Also, a number of our key materials and components are single-sourced or have a limited number of suppliers, such as cobalt used in our Isomedix operations. Shortages in supply, regulatory or security requirements, or increases in the price of raw materials, components and energy supplies may adversely impact our business, performance, prospects, value, financial condition, or results of operations.

Our operations, and those of our suppliers, are subject to a variety of business continuity hazards and risks, any of which could interrupt production or operations or otherwise adversely affect our performance, results, or value.

Business continuity hazards and other risks include:

•	explosions, fires, earthquakes, inclement weather, and other disasters;

•	utility or other mechanical failures;

•	unscheduled downtime;

•	labor difficulties;

•	inability to obtain or maintain any required licenses or permits;

•	disruption of communications;

•	data security, preservation and redundancy disruptions;

•	inability to hire or retain key management or employees;

•	disruption of supply or distribution; and

•	regulation of the safety, security or other aspects of our operations.

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

For example, we are subject to compliance with various laws and regulations, including the Foreign Corrupt Practices Act and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot assure you that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of events may adversely affect our business, performance, prospects, value, financial condition, and results of operations.

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

In addition, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, contains provisions that could have a material impact on our business. Among other provisions, this legislation imposes an excise tax on medical devices manufactured or offered for sale in the United States beginning in 2013. Various health care reform proposals have also emerged at the state level, and we are unable to predict which, if any, of those proposals will be enacted. However, the ultimate effect of health care reform legislation or any future legislation or regulation could have a material adverse affect on our business, performance, value, prospects, financial condition or results of operation.

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

Administratively or judicially imposed or agreed sanctions might include warning letters, fines, civil penalties, criminal penalties, loss of tax benefits, injunctions, product seizure, recalls, suspensions or restrictions, re-labeling, detention, and/or debarment. We also might be required to take actions such as payment of substantial amounts, or revision of financial statements, or to take the following types of actions with respect to our products, services, or business:

•	redesign, re-label, restrict, or recall products;

•	cease manufacturing and selling products;

•	seizure of product inventory;

•	comply with a court injunction restricting or prohibiting further marketing and sale of products or services;

•	comply with a consent decree, which could result in further regulatory constraints;

•	dedication of significant internal and external resources and costs to respond to and comply with legal and regulatory issues and constraints;

•	respond to claims, litigation, and other proceedings brought by Customers, users, governmental agencies, and others;

•	disruption of product improvements and product launches;

•	discontinuation of certain product lines or services; or

•	other restrictions or limitations on product sales, use or operation, or other activities or business practices.
Some product replacements or substitutions may not be possible or may be prohibitively costly or time consuming.

Examples of the types of matters described above are the warning letter we received from the FDA on May 16, 2008 regarding our SYSTEM 1 sterile processing system, and the Consent Decree entered into on April 20, 2010. In summary, the warning letter outlined the FDA's assertion that significant changes or modifications had been made in the design, components, method of manufacture or intended use of the device, beyond the FDA's 1988 clearance of the device, such that the FDA asserted a new premarket notification submission was required. After extensive discussion, negotiation and interaction between FDA and us, a consent decree was agreed upon and approved by the Federal District Court for the Northern District of Ohio on April 20, 2010 (the “Consent Decree”). As a consequence of these interactions and the Consent Decree, there are numerous restrictions on us with respect to SYSTEM 1 and other liquid chemical sterilizing and disinfecting devices, components and accessories. For example, we have discontinued all sales of our SYSTEM 1 processor to U.S. Customers and will discontinue the provision of service, parts, accessories and sterilant for SYSTEM 1 units in the U.S. no later than February 2, 2012. As a result of these current and future restrictions and commitments, our revenues, earnings, business, performance, prospects or value may be negatively impacted. The Consent Decree also prohibits the sale of liquid chemical sterilizing or disinfecting products that do not have FDA clearance, describes various process and compliance issues, and defines penalties for non-compliance. (For more information regarding this warning letter and the Consent Decree, see the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated” and “Legal Proceedings” in Item 3 of Part I.) The Consent Decree, claims by Customers and other parties, and other events or impact associated with these matters could materially affect our business, performance, prospects, value, financial condition, or results of operations.

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

FDA's December 3, 2009 notice advised healthcare administrators that the FDA believed we had significantly modified SYSTEM 1, and therefore, were required to submit a new premarket notification to the FDA. As a result, the agency stated that it had not determined that SYSTEM 1 was safe or effective for sterilizing medical devices. The FDA recommended in the notice that Customers transition to an acceptable alternative as soon as possible if they have one; if not, that they promptly assess their patient care needs and sterilization and disinfection requirements and take steps to obtain legally-marketed SYSTEM 1 substitutes. Subsequent FDA announcements have extended the total recommended time period for transition from SYSTEM 1 in the U.S. through February 2, 2012. On February 22, 2010, FDA provided a notice to device manufacturers, recommending that manufacturers re-label their devices to identify alternative, legally-marketed, reprocessing methods. As a result of these notices, possible future FDA recommendations, Customer or patient reaction or claims, or other events, Customers may more quickly transition away from or terminate the use of SYSTEM 1, reduce or discontinue the purchase of sterilant and services relating to SYSTEM 1, reduce or discontinue purchases of other STERIS products, including other STERIS products that the FDA considers acceptable alternatives or take other action that could materially adversely affect our business. Customers also may be more disinclined to purchase our new SYSTEM 1E Liquid Chemical Sterilant Processing System. In connection with this transition, we are offering rebates and other considerations to Customers. As a result, revenues lost, transition costs incurred, incentives or other consideration provided, claims and compliance costs, and other expenses incurred and impacts resulting from these circumstances, may have a material adverse effect on our business, performance, prospects, value, financial condition or results of operations. For more information regarding the FDA and SYSTEM 1 situation, see the “Risk Factor” titled “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree” appearing earlier in this Item 1A and “Legal Proceedings” in Item 3 of Part 1.

Existing and new Customers may not purchase or use the new liquid chemical sterilant processing system or related consumables consistent with the purchase and use of SYSTEM 1®.

In January 2009, we submitted a 510(k) premarket notification to the FDA for a new liquid chemical sterilant processing system. We were notified by the FDA on April 6, 2010 that this new system, known as the SYSTEM 1E Liquid Chemical Sterilant Processing System, which is indicated for liquid chemical sterilization of cleaned, immersible, and reusable critical and semi-critical heat sensitive medical devices in healthcare facilities, had been cleared for marketing and sale. However, there can be no assurance as to the extent that such new liquid chemical sterilant processing system will receive market acceptance or that any such acceptance will be consistent with the prior market demand for SYSTEM 1. Also, the FDA is continuing its review of our 510(k) submission for a liquid chemical sterilant processing indicator. The indicator is not required by the FDA for the proper use of SYSTEM 1E, but certain Customers may be unwilling to purchase SYSTEM 1E units without this indicator. Moreover, initially margins for SYSTEM 1E units, sterilant and service will be lower than for SYSTEM 1. In connection with this transition, we are offering rebates and other considerations to Customers. We began shipping SYSTEM 1E units in December 2010 and shipped approximately 1,300 units through the end of fiscal year 2011. If sales or use of the SYSTEM 1E or related parts, accessories, sterilant or service are significantly less than previous levels for SYSTEM 1, or if startup, warranty, guarantee, transition or other costs are greater or the installation process is more difficult than anticipated for SYSTEM 1E, that could have a material adverse effect on our business, prospects, performance, value, financial condition or results of operations.

We may not be able to produce or install the new liquid chemical sterilant processing systems quickly enough to meet Customer demand.

As noted elsewhere, because of the transition away from SYSTEM 1 in the U.S., U.S. Customers currently using SYSTEM 1 will need to position themselves to meet their low temperature medical device reprocessing needs using other products and systems. We believe that the SYSTEM 1E will meet most of these needs for a large number of current SYSTEM 1 users. However, to the extent we are unable to produce or install SYSTEM 1E units in sufficient numbers to meet demand of existing SYSTEM 1 Customers, those Customers who need to replace SYSTEM 1 units and who are unable to obtain SYSTEM 1E or are unwilling to purchase other systems and products sold by us may purchase alternative systems and products from competitors, which could have a material adverse effect on our business, prospects, performance, value, financial condition or results of operations.

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

Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, and other actions to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. Our success will also depend on our ability to integrate the businesses acquired or to develop satisfactory working arrangements with our strategic partners in joint ventures or other affiliations, or to divest or realign businesses. Competition for strategic business candidates may result in increases in costs and price for acquisition candidates and market valuation issues may reduce the value available for divestiture of non-strategic businesses. These types of transactions are also subject to a number of other risks and uncertainties, including:

•	delays in realizing the benefits of the transactions;

•	diversion of management's time and attention from other business concerns;

•	difficulties in retaining key employees, Customers, or suppliers of the acquired or divested businesses;

•	difficulties in maintaining uniform standards, controls, procedures and policies, or other integration or divestiture difficulties;

•	adverse effects on existing business relationships with suppliers or Customers;

•	other events contributing to difficulties in generating future cash flows;

•	risks associated with the assumption of contingent or other liabilities of acquisition targets or retention of liabilities for divested businesses; and

•	difficulties in obtaining or satisfying financing.

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

To maintain our competitive position, we need to obtain patent or other proprietary rights for new and improved products and to maintain and enforce our existing patents and other proprietary rights. We typically apply for patents in the United States and in strategic foreign countries. We may also acquire patents through acquisitions. A 2007 United States Supreme Court decision increases the difficulty of obtaining patent protection in the United States. The actual scope and impact of the decision on our existing patent rights or patent applications and those of others will not likely be known until other court rulings further interpret and apply the decision.
We rely on a combination of patents, trade secrets, know-how, and confidentiality agreements to protect the proprietary aspects of our technology. These measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of our proprietary rights. Litigation may also be brought against us claiming that we have violated the intellectual property rights of others. Litigation may be costly and may divert management's attention from other matters. Additionally, in some foreign countries with weaker intellectual property rights, it may be difficult to maintain and enforce patents and other proprietary rights or defend against claims of infringement. If we are unable to obtain necessary patents, our patents and other proprietary rights are successfully challenged, or competitors independently develop substantially equivalent information and technology or otherwise gain access to our proprietary technology, our business, performance, value, financial condition, or results of operations may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2011. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.
In the table below, “Contract Sterilization” refers to locations of the Isomedix segment. “Manufacturing,” “Warehousing,” “Operations,” or “Sales Offices” refer to locations serving both the Healthcare and Life Sciences segments.

United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.S./INTL	Use	Owned/Leased
Montgomery, AL	U.S.	Manufacturing	Owned
Ontario, CA	U.S.	Contract Sterilization	Owned
San Diego, CA	U.S.	Contract Sterilization	Owned
Temecula, CA	U.S.	Contract Sterilization	Owned
Libertyville, IL (2 locations)	U.S.	Contract Sterilization	Owned
Northborough, MA	U.S.	Contract Sterilization	Owned
St. Louis, MO	U.S.	Manufacturing	Owned
South Plainfield, NJ	U.S.	Contract Sterilization	Owned
Whippany, NJ	U.S.	Contract Sterilization	Owned
Chester, NY	U.S.	Contract Sterilization	Owned
Groveport, OH	U.S.	Contract Sterilization	Owned
Mentor, OH (7 locations)	U.S.	Corporate Headquarters	Owned
	U.S.	Sales/Marketing Offices	Owned
	U.S.	Administrative Offices	Owned
	U.S.	Manufacturing/Warehousing	Owned
	U.S.	Manufacturing/Operations	Owned
Vega Alta, PR	U.S.	Contract Sterilization	Owned
Spartanburg, SC	U.S.	Contract Sterilization	Owned
El Paso, TX (2 locations)	U.S.	Contract Sterilization	Owned
Grand Prairie, TX	U.S.	Contract Sterilization	Owned
Sandy, UT	U.S.	Contract Sterilization	Owned
Bordeaux, France	INTL	Manufacturing/Sales Office/ Showroom	Owned
Quebec City, Canada	INTL	Manufacturing	Owned
Whitby, Canada	INTL	Contract Sterilization	Owned
Leicester, England	INTL	Manufacturing	Owned
Tuusula, Finland	INTL	Manufacturing/Sales Office	Owned
Pieterlen, Switzerland	INTL	Manufacturing/Sales Office	Owned
Minneapolis, MN	U.S.	Contract Sterilization	Leased
St. Louis, MO	U.S.	Warehousing/Distribution	Leased
Reno, NV	U.S.	Warehousing	Leased
Mentor, OH	U.S.	Administrative Offices	Leased
Erie, PA	U.S.	Administrative Offices	Leased
Pittsburgh, PA	U.S.	Sales Office	Leased
Brussels, Belgium	INTL	Sales Office	Leased
Sao Paulo, Brazil	INTL	Sales Office	Leased
Mississauga, Canada	INTL	Sales Office/Warehousing	Leased

United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.S./INTL	Use	Owned/Leased
Shanghai, China	INTL	Sales Office	Leased
Basingstoke, England	INTL	European Corporate Headquarters/Sales Office	Leased
Leicester, England	INTL	Warehousing	Leased
Saran, France (4 locations)	INTL	Manufacturing/Sales Office/ Showroom	Leased
Cologne, Germany	INTL	Sales Office	Leased
Calcutta, India	INTL	Sales Office	Leased
Segrate, Italy	INTL	Sales Office	Leased
Tokyo, Japan	INTL	Sales Office	Leased
Petaling Jaya, Malaysia	INTL	Sales Office	Leased
Guadalupe, Mexico	INTL	Manufacturing	Leased
Moscow, Russia	INTL	Sales Office	Leased
Singapore	INTL	Sales Office	Leased
Madrid, Spain	INTL	Sales Office	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1 sterile processor and the STERIS™ 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this Item 3 as the “device”). Among other matters, the warning letter included the FDA's assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA's 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA's preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company's response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant processing system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing SYSTEM 1installed base in the U.S. for at least a two year period from that date. (On April 5, 2010, we received FDA clearance of the new liquid chemical sterilant processing system (SYSTEM 1E).)

On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA's “concerns about the SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In the notice, among other things, FDA stated its belief that the SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA had not determined whether the SYSTEM 1 was safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and affect the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the SYSTEM 1 that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA's December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, they should transition to that alternative as soon as possible. After its December 3, 2009 notice, we engaged in extensive discussions with the FDA regarding a comprehensive resolution of this matter. During this period, we continued to support the existing SYSTEM 1 installed base by providing accessories, sterilant, service and parts to U.S. Customers.

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

The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”.) This transition period has since been extended by the FDA until February 2, 2012. Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110.0 million related to the SYSTEM 1 Rebate Program. Of the $110.0 million, $102.3 million is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7.7 million is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110.0 million reduction in operating income. The Rebate Program balance at March 31, 2011 is $107,887.

The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions since January 2009 with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, the EPS System (described subsequently), or otherwise with respect to regulatory or compliance matters, as described in this Item 3 or in various portions of Item 1A. of Part I contained in this Annual Report on Form 10-K.

In December of 2010, we began shipping SYSTEM 1E units. We also received FDA clearance for the SYSTEM 1E chemical indicator, which is used in conjunction with the SYSTEM 1E. We have also requested FDA clearance of an additional indicator for SYSTEM 1E, although this indicator is not required by regulation to sell or operate the device. No assurance can be made that the FDA will agree to this request.

Also in April, 2010 we voluntarily submitted information regarding modifications to the Reliance EPS Endoscope Processing System (the “EPS System”) to the FDA. These incremental modifications to the EPS System were considered minor by us. FDA subsequently advised us that it believed a new pre-market notification (510(k)) for those modifications should be submitted. We thereafter submitted this pre-market notification to the FDA. We also suspended shipments of EPS Systems in the U.S. pending FDA review of the submission but continued servicing and providing consumables necessary for the continued use of the EPS Systems. In December 2010, we received FDA clearance of the modified EPS System and immediately resumed shipment in the U.S.

On February 10, 2011, we received a warning letter from the FDA regarding our Verify® SixCess Class 6 Challenge Packs and Verify SixCess Class 6 Chemical Indicators. These devices are intended for use in steam sterilization applications. The Verify SixCess Class 6 Challenge Packs and Verify SixCess Class 6 Chemical Indicators are not related to the STERIS SYSTEM 1E Liquid Chemical Sterilant Processing System. This FDA warning letter claims that certain promotional materials related to these devices include incorrect statements and, as a result of those statements, the warning letter claims that these devices are misbranded under the U.S. Food, Drug and Cosmetic Act. We have responded to this warning letter and do not believe that the impact of this event will have a material adverse effect on our financial results.

In February 5, 2010, a complaint was filed by a Customer that claims to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. STERIS Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys' fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. On February 7, 2011 we entered into a settlement agreement in which we agreed, among other things, to provide various categories of economic relief for members of the settlement class and not object to plaintiff's counsel's application to the court for attorneys' fees and expenses up to a specified amount. The settlement has been preliminarily approved by the court. Both certification of a settlement class and final approval of the settlement require approval of the court and satisfaction of certain other conditions. There is no assurance that the court will take such actions, that such conditions will be satisfied, or that this matter will be resolved, or be resolved consistent with the terms and conditions of such settlement agreement. During the third quarter of fiscal 2011, we recorded in operating expenses a pre-tax charge of approximately $19.8 million related to the proposed settlement of these proceedings.

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

For additional information regarding these matters, see the following portions of this Annual Report on Form 10-K: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”

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

Name	Age	Position
William L. Aamoth	57	Vice President and Corporate Treasurer
Dr. Peter A. Burke	62	Senior Vice President and Chief Technology Officer
Timothy L. Chapman	49	Senior Vice President and Group President, Healthcare
Mark D. McGinley	54	Senior Vice President, General Counsel, and Secretary
Robert E. Moss	66	Senior Vice President and Group President, STERIS Isomedix Services and Life Sciences
Walter M Rosebrough, Jr.	57	President and Chief Executive Officer
Michael J. Tokich	42	Senior Vice President and Chief Financial Officer
The following discussion provides a summary of each executive officer’s recent business experience:
William L. Aamoth serves as Vice President and Corporate Treasurer. He assumed this role in July 2002.
Dr. Peter A. Burke serves as Senior Vice President and Chief Technology Officer. He assumed this role in July 2002.
Timothy L. Chapman serves as Senior Vice President and Group President, Healthcare. He assumed this role in February 2008. He joined STERIS in January 2006 and served as Senior Vice President, Business Strategy until February 2008. Prior to joining STERIS, Mr. Chapman was associated with McKinsey & Company, a professional services firm, from June 1985 through January 2006, serving most recently as Director (Senior Partner) in McKinsey's Healthcare and Operations practices.
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
Walter M Rosebrough, Jr. serves as President and Chief Executive Officer. He assumed this role when he joined STERIS in October 2007. Mr. Rosebrough also joined our Board of Directors in October 2007. Prior to his employment with STERIS, Mr. Rosebrough served from February 2005 to September 2007 as President and Chief Executive Officer of Coastal Hydraulics, Inc., a company that he purchased in 2005 and he continues to serve as non-executive Chairman. From January 2003 until February 2005, Mr. Rosebrough was involved in a variety of personal business matters, including the purchase of Coastal Hydraulics. From 2000 to 2003, he was President and CEO of Vasocor, Inc., a start-up focused on the development of medical devices to detect atherosclerosis. Prior to Vasocor, Mr. Rosebrough spent nearly 20 years in the healthcare industry in various roles as a senior executive with Hillenbrand Industries, Inc., a worldwide provider of medical equipment and related services, including President and CEO of Support Systems International, President and CEO of Hill-Rom, and Executive Vice President of Hillenbrand.
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

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2011
High	$37.38	$38.00	$33.65	$38.16
Low	31.86	32.66	28.07	29.84
Fiscal 2010
High	$34.63	$35.42	$30.85	$27.02
Low	25.65	25.65	24.68	22.22

Holders.  As of March 31, 2011, there were approximately 1,304 holders of record of our common shares. However, we believe that we have a significantly larger number of beneficial holders of common shares.
Dividend Policy.  The Company’s Board of Directors decides the timing and amount of any dividends we may pay. During fiscal 2011, we paid cash dividends totaling $0.56 per outstanding common share ($0.11 per outstanding common share to common shareholders of record on May 27, 2010 and $0.15 per outstanding common share to common shareholders of record on each of the following record dates: August 24, 2010, November 24, 2010, and March 1, 2011). During fiscal 2010, we paid cash dividends totaling $2.44 per outstanding common share ($2.11 per outstanding common share to common shareholders of record on November 24, 2009 and $0.11 per outstanding common share to common shareholders of record on each of the following record dates: May 21, 2009, August 20, 2009, and February 23, 2010).
Recent Sales of Unregistered Securities.  None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following table presents information with respect to purchases STERIS made of its shares of common stock during the fourth quarter of the 2011 fiscal year:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plan at Period End(2)
				(in thousands)
January 1 - 31	5,300	$34.77	5,300	$184,194
February 1 - 28	141,400	34.01	141,400	179,385
March 1 - 31	148,889	33.47	148,889	174,402
Total	295,589	$33.75	295,589	$174,402

(1)
Does not include 18 shares purchased during the quarter at an average price of $34.84 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

(2)
On March 14, 2008 we announced that, the Board of Directors had authorized the repurchase of up to $300.0 million of our common shares. As of March 31, 2011, $174.4 million remained authorized for repurchase of our common shares under the current share repurchase authorization. This authorization does not have a stated maturity date. We provide information about our full year fiscal 2011 share repurchase activity in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
(in thousands, except per share data)	2011(1)(2)	2010(1)	2009(1)	2008(1)	2007(1)(3)
Statements of Income Data:
Revenues	$1,207,448	$1,257,733	$1,298,525	$1,265,090	$1,197,407
Gross profit	446,162	539,181	526,742	510,603	492,253
Restructuring expenses	1,202	4,848	3,554	15,461	6,584
Income from continuing operations	85,212	203,712	175,445	123,545	137,701
Income taxes	22,554	63,349	55,800	42,693	51,833
Gain on the sale of discontinued operations, net of tax	—	—	—	—	1,058
Net income	51,265	128,467	110,685	77,106	82,155
Basic income per common share:
Income from continuing operations	$0.86	$2.18	$1.88	$1.22	$1.24
Income from discontinued operations	—	—	—	—	0.02
Net income	$0.86	$2.18	$1.88	$1.22	$1.26
Shares used in computing net income per common share – basic	59,306	58,826	58,778	63,300	65,174
Diluted income per common share:
Income from continuing operations	$0.85	$2.16	$1.86	$1.20	$1.23
Income from discontinued operations	—	—	—	—	0.02
Net income	$0.85	$2.16	$1.86	$1.20	$1.25
Shares used in computing net income per common share – diluted	60,148	59,423	59,448	64,077	65,731
Dividends per common share	$0.56	$2.44	$0.30	$0.23	0.18
Balance Sheets Data:
Working capital	$361,060	$379,328	$351,104	$283,017	$267,321
Total assets	1,426,685	1,238,402	1,216,939	1,239,292	1,209,170
Long-term indebtedness	210,000	210,000	210,000	179,280	100,800
Total liabilities	638,020	483,908	498,774	532,817	434,878
Total shareholders’ equity	787,569	753,714	717,736	706,152	774,292

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Presented amounts include the impact of the SYSTEM 1 Rebate Program and the proposed SYSTEM 1 class action settlement.

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
INTRODUCTION
In Management’s Discussion and Analysis (“MD&A”), we explain the general financial condition and the results of operations for STERIS and its subsidiaries including:

•	what factors affect our business;

•	what our earnings and costs were;

•	why those earnings and costs were different from the year before;

•	where our earnings came from;

•	how this affects our overall financial condition;

•	what our expenditures for capital projects were; and

•	where cash will come from to fund future debt principal repayments, growth outside of core operations, repurchase common shares, pay cash dividends and fund future working capital needs.
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2011, 2010 and 2009, as well as Part I, Item 1A, “Risk Factors” and Part I, Item 3, “Legal Proceedings” for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.

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

•
Debt-to-total capital – We define debt-to-total capital as total debt divided by the sum of total debt and shareholders’ equity. We use this figure as a financial liquidity measure to gauge our ability to borrow and fund growth.

•
Net debt-to-total capital – We define net debt-to-total capital as total debt less cash (“net debt”) divided by the sum of net debt and shareholders’ equity. We also use this figure as a financial liquidity measure to gauge our ability to borrow and fund growth.

•
Days sales outstanding (“DSO”) – We define DSO as the average collection period for accounts receivable. It is calculated as net accounts receivable divided by the trailing four quarters’ revenues, multiplied by 365 days. We use this figure to help gauge the quality of accounts receivable and expected time to collect.

We, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. We have presented these financial measures because we believe that meaningful analysis of our financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered an alternative to measures required by accounting principles generally accepted in the United States. Our calculations of these measures may differ from calculations of similar measures used by other companies and you should be careful when comparing these financial measures to those of other companies. Additional information regarding these financial measures, including reconciliations of each non- GAAP financial measure, is available in the subsection of MD&A titled, "Non-GAAP Financial Measures."

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

•
Product Revenues – We define product revenues as revenues generated from sales of capital equipment, which includes steam sterilizers, low temperature liquid chemical sterilant processing systems, washing systems, VHP® technology, water stills, and pure steam generators; integrated OR; surgical lights and tables; and the consumable family of products, which includes SYSTEM 1 and 1E consumables, sterility assurance products, skin care products, and cleaning consumables.

•
Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment, as well as revenues generated from contract sterilization offered through our Isomedix segment.

•
Capital Revenues – We define capital revenues as revenues generated from sales of capital equipment, which includes steam sterilizers, low temperature liquid chemical sterilant processing systems, including SYSTEM 1E, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and integrated OR.

•
Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes SYSTEM 1 and 1E consumables, sterility assurance products, skin care products, and cleaning consumables.

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
Highlights.  We entered fiscal 2011 with numerous challenges, including the uncertainty inherent in the transition from SYSTEM 1 to alternative products, the impact of the European economic conditions and the related potential for exchange rate volatility, the strength of the economic recovery of the U.S., and the lack of clarity around the implications of health care reform in the United States. Revenues in fiscal 2011 declined by $50.3 million, or 4.0%, to $1,207.4 million primarily as a result of the SYSTEM 1 Rebate Program. Adjusted revenues, excluding the impact of the SYSTEM 1 Rebate Program, increased $52.0 million, or 4.1%, to $1,309.8 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) Even with continuing declines in SYSTEM 1 consumables and a mix shift in our product revenues toward lower gross margin capital equipment, we delivered improved operating income compared with fiscal 2010, excluding the impact of the SYSTEM 1 Rebate Program and proposed class action settlement.
For fiscal 2011, our financial position and cash flows remained strong, affording us financial flexibility. Cash flows from operations were $117.7 million and free cash flow was $41.6 million (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). We continue to maintain low debt levels with debt-to-total capital of 21.1% at March 31, 2011. We used cash during fiscal 2011 to fund working capital requirements, primarily due to inventory build of SYSTEM 1E, and higher accounts receivable balances driven by the timing of shipments. In addition, capital spending levels increased significantly during the year, driven in part by the timing of radioisotope purchases for the Isomedix segment, the purchase of two previously leased Isomedix facilities and additional costs related to consolidation projects in Europe and North America.
A detailed discussion of our fiscal 2011 performance is included in the subsection of MD&A titled, “Results of Operations.”
Outlook.  In fiscal 2012, we will continue to face numerous challenges but are anticipating solid growth driven by new products and services that are designed to improve our Customers’ operations. Shipment and installation of SYSTEM 1E, our next generation liquid chemical sterilant processing system, is underway. The ultimate level of market acceptance of this product remains uncertain but we anticipate a substantial increase in revenue from this product and modest growth in the rest of the business. We will continue to experience a decline in revenues associated with SYSTEM 1 parts, accessories, sterilant and services, which we will discontinue in the United States no later than February 2, 2012. See Part I, Item 3, “Legal Proceedings.”
We anticipate moderate increases in raw material costs in fiscal 2012, primarily related to metals and chemicals. The actions we have taken over the last several years have meaningfully reduced our cost base. However, we have several headwinds on the cost side with higher insurance costs, particularly for health benefits, and legal, regulatory and quality related spending, that in combination with the SYSTEM 1E transition, will impact our profitability. In addition, fluctuations in foreign currency rates can impact revenues and costs outside of the United States creating uncertainty for our results for fiscal 2012 and beyond.
Although we still face uncertainties, at this time we believe our balance sheet and ability to generate cash is strong and provides us with the flexibility to pursue opportunities for growth.

MATTERS AFFECTING COMPARABILITY
SYSTEM 1 Rebate Program and proposed class action settlement. In April 2010, we introduced the SYSTEM 1 Rebate Program ("Rebate Program") to Customers as a component of our Transition Plan for SYSTEM 1. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment or consumable products. In addition, we will provide credits for SYSTEM 1 services contracts.
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
In addition, fiscal 2011 operating expenses include a pre-tax charge of $19.8 million related to the proposed settlement of SYSTEM 1 class action litigation. This settlement is subject to, among other things, certification of the class and final approval of the settlement by the court. The impact of the charge was a reduction in net income of $13.1 million (after tax of $6.7 million).
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
In fiscal 2011, in connection with the Fiscal 2010 Restructuring Plan, we recorded pre-tax expenses totaling $1.6 million related to these actions, of which, $1.4 million was recorded as restructuring expenses and $0.2 million was recorded in cost of revenues. In fiscal 2010, we recorded pre-tax expenses totaling $6.3 million in connection with the Fiscal 2010 Restructuring Plan. We also expect to incur an additional $2.7 million during fiscal 2012. These actions are intended to enhance profitability and increase efficiencies.
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
In fiscal 2010, we settled certain obligations related to the Fiscal 2009 Restructuring Plan for less then anticipated resulting in a reversal of $1.9 million in restructuring expenses, primarily due to the settlement of vendor supply and warehouse lease contracts for less than anticipated. In fiscal 2009, we recorded pre-tax expenses totaling $15.6 million related to these actions, of which $4.8 million was recorded as restructuring expenses and $10.8 million was recorded in cost of revenues. We do not expect to incur significant additional expenses related to this plan.
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
In the third quarter of fiscal 2009, we reversed our decision in connection with the Fiscal 2008 Restructuring Plan, to close one of the sales offices, because a satisfactory exit from our warranty and service obligations could not be achieved. As a result, we reversed restructuring expenses recorded in the fourth quarter of fiscal 2008 totaling approximately $1.0 million.
We are continuing to evaluate all of our operations for additional opportunities to improve performance, but we have not committed to any additional specific actions.
Further information regarding our restructuring actions is included in note 2 to our consolidated financial statements titled, “Restructuring.”
International Operations.  Since we conduct operations outside of the United States using various foreign currencies, fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2011, our revenues were unfavorably impacted by $0.1 million and income before taxes was unfavorably impacted by $3.0 million, or 3.9%, as a result of foreign currency movements relative to the U.S. dollar.

NON-GAAP FINANCIAL MEASURES
We, at times, refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. We, at times, also refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparisons between the years presented.
These non-GAAP financial measures are not intended to be, and should not be, considered separately from or as an alternative to the most directly comparable GAAP financial measures.
These non-GAAP financial measures are presented with the intent of providing greater transparency to supplemental financial information used by management and the Board of Directors in their financial analysis and operational decision-making. These amounts are disclosed so that the reader has the same financial data that management uses with the belief that it will assist investors and other readers in making comparisons to our historical operating results and analyzing the underlying performance of our operations for the periods presented.
We believe that the presentation of these non-GAAP financial measures, when considered along with our GAAP financial measures and the reconciliation to the corresponding GAAP financial measures, provide the reader with a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. It is important for the reader to note that the non-GAAP financial measure used may be calculated differently from, and therefore may not be comparable to, a similarly titled measure used by other companies.
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2011, 2010 and 2009:

	Years Ended March 31,
(dollars in thousands)	2011	2010	2009
Net cash provided by operating activities	$117,744	$224,954	$167,384
Purchases of property, plant and equipment, and intangibles	(77,442)	(44,087)	(40,889)
Proceeds from the sale of property, plant and equipment, and intangibles	1,301	3,105	19,341
Free Cash Flow	$41,603	$183,972	$145,836

To supplement our financial results presented in accordance with U.S. GAAP, we have sometimes referred to certain measures of revenues, gross profit, income tax expense, and the Healthcare segment results of operations in the section of MD&A titled, "Results of Operations" excluding the impact of the SYSTEM 1 Rebate Program and proposed class action settlement recorded in fiscal 2011. These two items had a significant impact on the fiscal 2011 measures and the corresponding trend in each of these measures. We provide adjusted measures to give the reader a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. These measures are used by management and the Board of Directors in making comparisons to our historical operating results and analyzing the underlying performance of our operations. The tables below provide a reconciliation of each of these measures to its most directly comparable GAAP financial measure.

(dollars in thousands)	Year ended March 31, 2011
Reported revenues	$1,207,448
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted revenues	$1,309,761

Reported capital revenues	$433,944
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted capital revenues	$536,257

Reported United States revenues	$882,281
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted United States Revenues	$984,594

Reported Healthcare revenues	$835,832
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted Healthcare revenues	$938,145

Reported gross profit	$446,162
Impact of the SYSTEM 1 Rebate Program	110,004
Adjusted gross profit	$556,166

Reported gross profit percentage	37.0%
Impact of the SYSTEM 1 Rebate Program	5.5%
Adjusted gross profit percentage	42.5%

Reported Healthcare operating income	$21,317
Impact of the SYSTEM 1 Rebate Program and proposed class action settlement	129,800
Adjusted Healthcare operating income	$151,117

Reported income tax expense	$22,554
Impact of the SYSTEM 1 Rebate Program and proposed class action settlement	50,183
Adjusted income tax expense	$72,737

Reported effective income tax rate	30.6%
Impact of the SYSTEM 1 Rebate Program and proposed class action settlement	5.1%
Adjusted effective income tax rate	35.7%

RESULTS OF OPERATIONS
In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of the results of operations of the Company and then separately discuss earnings for our operating segments.
FISCAL 2011 AS COMPARED TO FISCAL 2010
Revenues.  The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2011 to the year ended March 31, 2010:

	Years Ended March 31,
(dollars in thousands)	2011	2010	Change	Percent Change

Total revenues	$1,207,448	$1,257,733	$(50,285)	(4.0)%

Revenues by type:
Capital revenues	433,944	481,527	(47,583)	(9.9)%
Consumable revenues	309,894	317,475	(7,581)	(2.4)%
Service revenues	463,610	458,731	4,879	1.1%

Revenues by geography:
United States revenues	882,281	949,637	(67,356)	(7.1)%
International revenues	325,167	308,096	17,071	5.5%

Revenues decreased $50.3 million, or 4.0%, to $1,207.4 million for the year ended March 31, 2011, as compared to $1,257.7 million for the year ended March 31, 2010. The decline reflects the $102.3 million negative impact of the SYSTEM 1 Rebate Program. Adjusted revenues, excluding the impact of the SYSTEM 1 Rebate Program, increased $52.0 million, or 4.1%, to $1,309.8 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) We analyze our revenues in two ways, by type and geography, in the discussion that follows.
For fiscal 2011, recurring revenues decreased $2.7 million or 0.3% as compared to fiscal 2010. The recurring revenues decrease was generated by a 2.4% decrease in consumable revenues, which was partially offset by a 1.1% increase in service revenues during fiscal 2011 as compared to fiscal 2010. Consumable revenues increased in the Life Sciences segment by 7.6% and decreased in the Healthcare segment by 4.8%, respectively. Service revenues increased $4.9 million or 1.1% resulting from an increase in revenues from our Isomedix segment partially offset by a declines in the Healthcare segment during fiscal 2011 as compared to fiscal 2010. Capital revenues decreased $47.6 million or 9.9% during fiscal 2011 as compared to fiscal 2010. The decrease in capital revenues was driven by the $102.3 million negative impact of the SYSTEM 1 Rebate Program on Healthcare capital revenues. Adjusted capital revenues increased $54.7 million or 11.4%, to $536.3 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Healthcare revenues decreased $56.6 million in fiscal 2011 compared to fiscal 2010. Healthcare capital revenues, excluding the impact of the SYSTEM 1 Rebate Program, increased $63.6 million reflecting revenues derived from shipments of SYSTEM 1E products as well as increases in other Healthcare infection prevention and surgical equipment. Capital revenues within the Life Sciences segment decreased 9.6%. The Life Sciences segment capital equipment revenues have been affected by the economic downturn and consolidations within the industry limiting the order levels from our pharmaceutical Customers.
International revenues for fiscal 2011 were $325.2 million, an increase of $17.1 million, or 5.5%, as compared to fiscal 2010. The increase in year-over-year international revenues was driven by increases in capital, consumable and service revenues of 6.4%, 3.4% and 5.7%, respectively. The most significant gains were in Healthcare capital revenues, with growth in Europe, Asia Pacific and Latin America, and service revenues in Canada within the Life Science segment.
United States revenues for fiscal 2011 were $882.3 million, a decrease of $67.4 million, or 7.1%, as compared to fiscal 2010. Adjusted United States revenues for fiscal 2011 were $984.6 million, an increase of $35.0 million, or 3.7%, as compared to fiscal 2010 (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Increases include revenues derived from SYSTEM 1E products as well as increases in other Healthcare infection prevention and surgical equipment. United States consumable and service revenues were negatively impacted by the SYSTEM 1 transition with a decrease in consumable revenues of 4.0%, primarily driven by the decline in SYSTEM 1 sterilant volumes offset by an increase in service revenues of 0.2%. Life Sciences consumable revenues continued to demonstrate growth with an increase within the United States of 6.9% in fiscal 2011 compared to fiscal 2010.
Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”
Gross Profit.  The following table compares our gross profit for the year ended March 31, 2011 to the year ended March 31, 2010:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2011	2010
Gross Profit:
Product	$249,374	$344,014	$(94,640)	(27.5)%
Service	196,788	195,167	1,621	0.8%
Total Gross Profit	$446,162	$539,181	$(93,019)	(17.3)%
Gross Profit Percentage:
Product	33.5%	43.1%
Service	42.4%	42.5%
Total Gross Profit Percentage	37.0%	42.9%

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit decreased $93.0 million. Our gross profit percentage decreased to 37.0% for fiscal 2011 as compared to 42.9% for fiscal 2010. The most significant driver of this decrease is the $110.0 million negative impact of the SYSTEM 1 Rebate Program. Excluding the impact of the SYSTEM 1 Rebate Program, fiscal 2011 gross profit and gross profit percentage were $556.2 million and 42.5%, respectively (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Changes in volume are the secondary driver resulting in a net reduction of approximately 40 basis points in the gross profit percentage as the decline in SYSTEM 1 sterilant volume more than offset the benefits of higher volumes in the Isomedix segment and the continued growth in Life Sciences consumables volume.
Operating Expenses.  The following table compares our operating expenses for the year ended March 31, 2011 to the year ended March 31, 2010:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2011	2010
Operating Expenses:
Selling, general, and administrative	$325,468	$296,613	$28,855	9.7%
Research and development	34,280	34,008	272	0.8%
Restructuring expenses	1,202	4,848	(3,646)	(75.2)%
Total Operating Expenses	$360,950	$335,469	$25,481	7.6%

Compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses are significant components of selling, general, and administrative expenses (“SG&A”). SG&A increased $28.9 million, in fiscal 2011 as compared to fiscal 2010. Fiscal 2011 SG&A was negatively impacted by the estimated $19.8 million expense associated with the proposed SYSTEM 1 class action settlement. The remaining increase of 3.1% in SG&A during fiscal 2011 reflects higher sales related fees and commissions, increased legal, regulatory, and quality spending and higher insurance costs.
Research and development expenses increased $0.3 million for fiscal 2011 as compared to fiscal 2010. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continually emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2011, our investments in research and development focused on, but were not limited to, enhancing capabilities of new chemistries and delivery systems for disinfection and sterilization, sterile processing combination technologies, surgical equipment and accessories, and the area of emerging infectious agents such as Prions and Nanobacteria.
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
In fiscal 2011, in connection with the Fiscal 2010 Restructuring Plan, we recorded pre-tax expense totaling totaling $1.6 million related to these actions, of which, $1.4 million was recorded as restructuring expenses and $0.2 million was recorded in cost of revenues. In fiscal 2010, we recorded pre-tax expenses totaling $6.3 million related to these actions, of which, $5.4 million was recorded as restructuring expenses and $0.9 million was recorded in cost of revenues. We also expect to incur an additional $2.7 million during fiscal 2012. These actions are intended to enhance profitability and increase operating efficiencies.
During the third quarter of fiscal 2009, we adopted a restructuring plan primarily focused on our international operations (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We also consolidated our operations in Japan. These actions directly impacted approximately 100 employees worldwide. In fiscal 2010, we settled certain obligations related to the Fiscal 2009 Restructuring Plan for less then anticipated resulting in a reversal of $1.9 million in restructuring expenses, primarily due to the settlement of vendor supply and warehouse lease contracts for less than anticipated. We do not expect to incur significant additional expenses related to this plan.
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
Further information regarding our restructuring actions is included in note 2 to our consolidated financial statements titled, “Restructuring.”
The following tables summarize our total restructuring charges for fiscal 2011 and fiscal 2010:

	Year Ended March 31, 2011
(dollars in thousands)	Fiscal 2010 Restructuring Plan(1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll and other related costs	$454	$—	$454
Asset impairment and accelerated depreciation	559	(289)	270
Lease termination costs	595	—	595
Other	33	—	33
Total Restructuring Charges	$1,641	$(289)	$1,352

(1)	Includes $0.2 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

	Year Ended March 31, 2010
(dollars in thousands)	Fiscal 2010 Restructuring Plan(1)	Fiscal 2009 Restructuring Plan(2)	Total
Severance, payroll and other related costs	$1,939	$(224)	$1,715
Asset impairment and accelerated depreciation	1,804	(2)	1,802
Product rationalization	883	(1,385)	(502)
Lease termination costs	1,243	(428)	815
Other	426	138	564
Total Restructuring Charges	$6,295	$(1,901)	$4,394

(1)	Includes $0.9 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

(2)	Includes a negative $1.4 million in charges recorded in cost of revenues on the Consolidated Statements of Income.
Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize the liabilities related to our restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	March 31, 2011
Severance and termination benefits	$1,894	$454	$(355)	$1,993
Asset impairments	—	559	(559)	—
Lease termination obligations	1,200	595	(5)	1,790
Other	509	33	(349)	193
Total	$3,603	$1,641	$(1,268)	$3,976

	Fiscal 2008 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	March 31, 2011
Severance and termination benefits	$102	$—	$(102)	$—
Asset impairments	289	(289)	—	—
Lease termination obligations	411	—	(254)	157
Total	$802	$(289)	$(356)	$157

	Fiscal 2010 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$—	$1,939	$(45)	$1,894
Asset impairment	—	1,804	(1,804)	—
Product rationalization	—	883	(883)	—
Lease termination obligations	—	1,243	(43)	1,200
Other	—	426	83	509
Total	$—	$6,295	$(2,692)	$3,603

	Fiscal 2009 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$1,920	$(224)	$(1,696)	$—
Asset impairment	—	(2)	2	—
Product rationalization	75	(1,385)	1,310	—
Lease termination obligations	337	(428)	91	—
Other	241	138	(379)	—
Total	$2,573	$(1,901)	$(672)	$—

	Fiscal 2008 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
(dollars in thousands)		Provision	Payments/ Impairments
Severance and termination benefits	$501	$—	$(399)	$102
Asset impairment	409	—	(120)	289
Lease termination obligations	881	—	(470)	411
Total	$1,791	$—	$(989)	$802

Non-Operating Expenses, Net.  Non-operating expense (income), net consists primarily of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our non-operating expense (income), net for the year ended March 31, 2011 to the year ended March 31, 2010:

	Years Ended March 31,
(dollars in thousands)	2011	2010	Change
Non-Operating Expenses:
Interest expense	$12,000	$13,171	$(1,171)
Interest and miscellaneous income	(607)	(1,275)	668
Non-Operating Expenses, Net	$11,393	$11,896	$(503)

During fiscal 2011, interest expense decreased as compared to fiscal 2010 as a result of repayment of borrowings and higher capitalized interest. Interest and miscellaneous income decreased as compared to the same prior year period due to changes in net miscellaneous (income) expense that are not individually significant.
Additional information regarding our outstanding debt is included in note 7 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”
Income Tax Expense.  The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2011 and 2010:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2011	2010
Income tax expense	$22,554	$63,349	$(40,795)	(64.4)%
Effective income tax rate	30.6%	33.0%

The effective income tax rate for fiscal 2011 was 30.6% as compared to 33.0% for fiscal 2010. The effective tax rate in fiscal 2011 was impacted by the reduction in United States income as a result of the impact of the SYSTEM 1 Rebate Program and proposed SYSTEM 1 class action settlement. The adjusted effective income tax rate for fiscal 2011, excluding the impact of these two items was 35.7% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) The lower effective income tax rate for fiscal 2010 resulted principally from a favorable change in valuation allowances. Additional information regarding our income tax expense is included in note 9 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations.  We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Note 12 to our consolidated financial statements titled, “Business Segment Information,” and Item 1, “Business” provide detailed information regarding each business segment. The following table compares business segment revenues and Corporate and other for the year ended March 31, 2011 to the year ended March 31, 2010:

	Years Ended March 31,
(dollars in thousands)	2011	2010	Change	Percent Change
Revenues:
Healthcare	$835,832	$892,474	$(56,642)	(6.3)%
Life Sciences	215,437	218,209	(2,772)	(1.3)%
Isomedix	152,242	140,871	11,371	8.1%
Total Reportable Segments	1,203,511	1,251,554	(48,043)	(3.8)%
Corporate and other	3,937	6,179	(2,242)	(36.3)%
Total Revenues	$1,207,448	$1,257,733	$(50,285)	(4.0)%

Healthcare segment revenues decreased $56.6 million or 6.3%, to $835.8 million for the year ended March 31, 2011, as compared to $892.5 million for the prior fiscal year. Adjusted Healthcare segment revenues, excluding the impact of the SYSTEM 1 Rebate Program, were $938.1 million representing an increase of 5.1% over the prior year (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) The 5.1% increase in adjusted Healthcare revenues reflects growth in capital equipment revenues in the United States as well as in the European, Asia Pacific and Latin American regions. Approximately one-third of the increase is attributable to SYSTEM 1E shipments that occurred during the fourth quarter of fiscal 2011. Consumable and service revenues declined 4.8% and 2.4%, respectively, as a result of the impact of the SYSTEM 1 transition. At March 31, 2011, our Healthcare segment’s backlog amounted to $138.6 million, as compared to $127.8 million at March 31, 2010. SYSTEM 1E related backlog was $21.3 million as of March 31, 2011.
Life Sciences segment revenues decreased $2.8 million, or 1.3%, to $215.4 million for the year ended March 31, 2011, as compared to $218.2 million for the prior fiscal year. Our Life Sciences segment fiscal 2011 revenues were favorably impacted by strong demand for our consumable products which grew 7.6%. The increase in consumable revenues combined with a 1.0% increase in service revenues was not enough to offset the decline in capital equipment revenues of 9.6%. The decline in Life Sciences capital equipment revenues occurred throughout key geographies but was most notable in the United States, reflecting low order levels during the first half of the fiscal year. The Asia Pacific region was the exception with growth of 75.7%. Revenues have been unfavorably impacted by consolidations within the industry limiting the order levels from our pharmaceutical Customers. At March 31, 2011, our Life Sciences segment’s backlog amounted to $40.7 million, as compared to $41.8 million at March 31, 2010.
Isomedix segment revenues increased $11.4 million, or 8.1%, during fiscal 2011, as compared to fiscal 2010. The growth in revenues during fiscal 2011 is attributable to increased demand from our core medical device Customers.
The following table compares our business segments and Corporate and other operating results for the year ended March 31, 2011 to the year ended March 31, 2010:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2011	2010
Operating Income:
Healthcare	$21,317	$151,520	$(130,203)	(85.9)%
Life Sciences	33,069	30,952	2,117	6.8%
Isomedix	39,833	31,103	8,730	28.1%
Total Reportable Segments	94,219	213,575	(119,356)	(55.9)%
Corporate and other	(9,007)	(9,863)	856	(8.7)%
Total Operating Income	$85,212	$203,712	$(118,500)	(58.2)%
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
Our Healthcare segment’s operating income decreased $130.2 million, or 85.9%, to $21.3 million for the year ended

March 31, 2011 from $151.5 million during the prior fiscal year. Adjusted fiscal 2011 Healthcare operating income, excluding the impact of the SYSTEM 1 Rebate Program and class action settlement, was $151.1 million reflecting a slight reduction from the prior year (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) The segment was negatively impacted by the decline in SYSTEM 1 sterilant volumes as well as higher sales related fees and commissions, increased legal, regulatory, and quality spending and higher insurance costs. The Healthcare segment’s fiscal 2011 and fiscal 2010 operating margins include restructuring expenses of $1.0 million and $3.8 million, respectively. The fiscal 2010 operating margin includes $3.2 million in product modification expenses primarily associated with corrections made to certain of our surgical tables in the field.
Our Life Sciences segment’s operating income increased $2.1 million, or 6.8%, to $33.1 million in fiscal 2011 from $31.0 million in fiscal 2010. Our Life Sciences segment’s operating margins were 15.3% and 14.2%, respectively, for the years ended March 31, 2011 and March 31, 2010. The improvement was primarily driven by product mix and operating efficiencies. In fiscal 2011 and fiscal 2010, Life Sciences segment’s operating income includes $0.2 million and $0.6 million, respectively, in restructuring expenses.
Our Isomedix segment’s operating income increased $8.7 million, or 28.1%, to $39.8 million for the year ended March 31, 2011 as compared to $31.1 million during the prior fiscal year. Isomedix segment’s operating margins were 26.2% and 22.1%, respectively, for the years ended March 31, 2011 and March 31, 2010. Restructuring expenses of $0.1 million are included in this segment’s fiscal 2011 operating income.

FISCAL 2010 AS COMPARED TO FISCAL 2009
Revenues. The following table compares our revenues for the year ended March 31, 2010 to the year ended March 31, 2009:

	Years Ended March 31,
(dollars in thousands)	2010	2009	Change	Percent Change

Total revenues	$1,257,733	$1,298,525	$(40,792)	(3.1)%

Revenues by type:
Capital revenues	481,527	536,647	(55,120)	(10.3)%
Consumable revenues	317,475	294,882	22,593	7.7%
Service revenues	458,731	466,996	(8,265)	(1.8)%

Revenues by geography:
United States revenues	949,637	993,487	(43,850)	(4.4)%
International revenues	308,096	305,038	3,058	1.0%

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

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit percentage increased 230 basis points to 42.9% for fiscal 2010 as compared to 40.6% for fiscal 2009. In fiscal 2010, we benefited from price increases (approximately 60 bps), productivity improvements, lower restructuring expenses related to inventory, decreased material costs, and favorable foreign currency exchange rates partially offset by decreased volume (approximately 70 bps).
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
In fiscal 2010 in connection with the Fiscal 2010 Restructuring Plan, we recorded pre-tax expenses totaling $6.3 million related to these actions, of which, $5.4 million was recorded as restructuring expenses and $0.9 million was recorded in cost of revenues. We also expect to incur an additional $4.3 million during the next two fiscal years. These actions are intended to enhance profitability and increase operating efficiencies.
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
In fiscal 2010, we settled certain obligations related to the Fiscal 2009 Restructuring Plan for less then anticipated, resulting in a reversal of $1.9 million in restructuring expenses, primarily due to the settlement of vendor supply and warehouse lease contracts for less than anticipated. In fiscal 2009, we recorded pre-tax expenses totaling $15.6 million related to these actions, of which $4.8 million was recorded as restructuring expenses and $10.8 million was recorded in cost of revenues. We do not expect to incur significant additional expenses related to this plan.
During the fourth quarter of fiscal 2008, we adopted a restructuring plan primarily focused on our North American operations (the “Fiscal 2008 Restructuring Plan”). As part of this plan, we announced the closure of two sales offices, reduced the workforce in certain support functions, and rationalized certain products. These actions were intended to enhance profitability and improve efficiency by reducing ongoing operating costs. Across all of our reporting segments, approximately 90 employees, primarily located in North America, were directly impacted.
In the third quarter of fiscal 2009, we reversed our decision in connection with the Fiscal 2008 Restructuring Plan, to close one of the sales offices, because a satisfactory exit from our warranty and service obligations could not be achieved. As a result, we reversed restructuring expenses recorded in the fourth quarter of fiscal 2008 totaling approximately $1.0 million.
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

The following tables summarize our total restructuring charges for fiscal 2010 and fiscal 2009:

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
Income Tax Expense.  The following table compares our income tax expense and effective tax rates for the years ended March 31, 2010 and 2009:

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

Healthcare segment revenues decreased $38.8 million or 4.2%, to $892.5 million for the year ended March 31, 2010, as compared to $931.3 million for the prior fiscal year. Our Healthcare segment’s fiscal 2010 revenues were positively impacted by a 6.7% increase in consumable revenues driven by increases in demand in the United States and Canada of 7.4% and 14.6%, respectively. Healthcare revenues were negatively impacted by an 11.4% decrease in capital equipment revenues driven primarily by decreases in the United States, for both infection prevention and surgical equipment. Service revenues decreased 1.6% primarily as result of a decline in capital equipment project installations within United States hospitals. At March 31, 2010, our Healthcare segment’s backlog amounted to $127.8 million, as compared to $119.8 million at March 31, 2009.
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
Isomedix segment revenues decreased $1.8 million, or 1.2%, during fiscal 2010, as compared to fiscal 2009. Revenues during fiscal 2010 were affected by the previously disclosed sale of two facilities during fiscal 2009, which were partially offset by increased demand from our core medical device Customers.
The following table compares our business segments and Corporate and other operating results for the year ended March 31, 2010 to the year ended March 31, 2009:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Income:
Healthcare	$151,520	$132,601	$18,919	14.3%
Life Sciences	30,952	18,413	12,539	68.1%
Isomedix	31,103	34,763	(3,660)	(10.5)%
Total Reportable Segments	213,575	185,777	27,798	15.0%
Corporate and other	(9,863)	(10,332)	469	(4.5)%
Total Operating Income	$203,712	$175,445	$28,267	16.1%
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

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the years ended March 31, 2011, 2010 and 2009:

	Years Ended March 31,
(dollars in thousands)	2011	2010	2009
Operating Activities:
Net income	$51,265	$128,467	$110,685
Non-cash items	31,433	69,414	58,422
Changes in operating assets and liabilities	35,046	27,073	(1,723)
Net Cash Provided by Operating Activities	$117,744	$224,954	$167,384

Investing Activities:
Purchases of property, plant, equipment, and intangibles, net	$(77,442)	$(44,087)	$(40,889)
Proceeds from the sale of property, plant and equipment, and intangibles	1,301	3,105	19,341
Equity investments	(16,900)	(1,500)	(4,150)
Investments in business, net of cash acquired	$(4,000)	$—	$—
Net Cash Used in Investing Activities	$(97,041)	$(42,482)	$(25,698)

Financing Activities:
Proceeds from the issuance of long-term obligations	$—	$—	$150,000
Payments on long-term obligations, net	—	—	(40,800)
(Payments) proceeds under credit facility, net	—	—	(79,180)
Deferred financing fees and debt issuance costs	—	—	(476)
Repurchases of common shares	(29,965)	(310)	(80,466)
Cash dividends paid to common shareholders	(33,228)	(144,017)	(17,657)
Stock option and other equity transactions, net	12,730	14,047	33,621
Tax benefit from stock options exercised	2,525	2,467	6,982
Net Cash Used in Financing Activities	$(47,938)	$(127,813)	$(27,976)

Debt-to-capital ratio	21.1%	21.8%	22.6%
Free cash flow	$41,603	$183,972	$145,836

Net Cash Provided by Operating Activities.  The net cash provided by our operating activities was $117.7 million for the year ended March 31, 2011 compared to $225.0 million for the year ended March 31, 2010 and $167.4 million for the year ended March 31, 2009. The following discussion summarizes the significant changes in our operating cash flows:

•
Non-cash items – Our non-cash items include depreciation, depletion, and amortization, (gains) losses on the disposal of property, plant, equipment and intangibles, share-based compensation expense, changes in deferred income taxes, and other items. Non-cash items were $31.4 million, $69.4 million and $58.4 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

•
Depreciation, depletion, and amortization – Depreciation, depletion, and amortization expense is the most significant component of non-cash items. This expense totaled $54.4 million, $56.2 million and $58.8 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Lower capital spending during fiscal 2010 and 2009 has resulted in declines in depreciation, depletion and amortization during the three years presented.

•
Deferred income taxes – The fiscal 2011 change in deferred income taxes was negative $43.1 million while the fiscal 2010 change was a positive $2.2 million. This increase is attributable to the recognition of a deferred tax asset in connection with the recording of the SYSTEM 1 Rebate Program and proposed class action settlement accruals. The fiscal 2010 change in deferred income taxes resulted primarily from post retirement benefit obligation and depreciation and amortization of fixed assets and intangibles. The fiscal 2009 change in deferred income taxes was positive $6.8 million resulted primarily from changes related to our post-retirement benefit obligation.

•
Share-based compensation expense – We recorded non-cash share-based compensation expense of $10.2 million for fiscal 2011 and $7.4 million for both fiscal 2010 and fiscal 2009. The $2.8 million increase from fiscal 2010 to fiscal 2011 reflects an increase in the number and value of stock options and restricted shares subject to amortization over the respective fiscal years.

•
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net – In fiscal 2011, we recorded a net loss of $1.8 million primarily as a result of the disposal of several individually insignificant items. We recorded a net loss of $2.1 million in fiscal 2010 comprised of the impairment of certain assets related to the Nogales, Arizona facility and intangible assets associated with products rationalized in the Fiscal 2010 Restructuring Plan partially offset by a gain of $1.6 million, primarily from the sale of property, plant, equipment and intangibles associated with Hausted product line. During fiscal 2009, we recorded a gain of $2.8 million, primarily related to gains of $3.8 million for the sale of Isomedix facilities in Illinois and Rhode Island.

•
Other items – Other items amounted to $8.1 million for fiscal 2011 as compared to $1.6 million for fiscal 2010 and a negative $11.8 million for fiscal 2009. Fiscal 2009 was primarily driven by a $7.9 million non-cash adjustment as a result of a change in our benefit policy with respect to paid time off and an estimated curtailment gain of approximately $0.4 million related to our Switzerland defined benefit pension plan as a result of restructuring actions taken in the third quarter of fiscal 2009.

•
Changes in operating assets and liabilities – Changes to our operating assets and liabilities provided cash of $35.0 million and $27.1 million in the years ended March 31, 2011 and 2010, respectively, and used cash of $1.7 million in the year ended March 31, 2009. Significant changes from fiscal 2011, fiscal 2010 and fiscal 2009 are summarized below:

•
Accounts receivable, net – Changes in our net accounts receivable balances used cash of $54.5 million in fiscal 2011 and provided cash of $27.8 million and $0.5 million in fiscal 2010 and fiscal 2009, respectively. Our accounts receivable balances may change from period to period due to the timing of revenues and Customer payments.

•
Inventories, net – An increase in our net inventory balance used cash of $42.2 million in fiscal 2011. This increase primarily resulted from the increase in inventories associated with the SYSTEM 1E product. Decreases in our net inventory balances provided cash of $15.3 million, and $0.7 million during fiscal 2010 and fiscal 2009, respectively. Inventory balances in fiscal 2010 reflected inventory management and lower raw material costs. These favorable changes were partially offset by reduced order levels and new product launches. During fiscal 2009, inventory decreased as a result of operational changes implemented and pre-tax product rationalization expenses recorded as part of the Fiscal 2009 Restructuring Plan which were offset by higher raw material costs and new product inventory.

•
Other current assets – Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in other current asset balances provided cash of $2.2 million, $5.4 million and $10.8 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Balances often fluctuate from period to period due to the timing of accruals and payments. Cash is driven by changes in accrued income taxes, prepaid insurance and leases, and other deposits.

•
Accounts payable – An increase in our net accounts payable during fiscal 2011 provided cash of $23.7 million. Decreases in our net accounts payable balances drove uses of cash of $4.5 million and $2.7 million during fiscal 2010 and fiscal 2009, respectively. Cash flows related to accounts payable may change from period to period due to the timing of purchases as well as varying payment due dates and other terms of our accounts payable obligations.

•
Accrued SYSTEM 1 Rebate Program and proposed class action settlement – The increase results from the establishment of the accrual in the amount of $110.0 million for liabilities resulting from the SYSTEM 1 Rebate Program and the establishment of the accrual in the amount of $19.8 million resulting from the proposed settlement of the SYSTEM 1 class action litigation during fiscal 2011, offset by rebate settlements of approximately $2.1 million.

•	Accruals and other, net – Changes in our net accruals and other liabilities balances drove our use of cash higher by

$21.8 million, $16.8 million and $11.0 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. The use of cash during fiscal 2011 was primarily driven by contributions of $2.1 million to our United States defined benefit pension plan and the payment of fiscal 2010 bonuses. The use of cash during fiscal 2010 was primarily driven by increased contributions of $9.2 million to our United States defined benefit pension plans and payments related to compensation and bonuses and benefit related liabilities. The use of cash during fiscal 2009 was driven by increased income tax payments and contributions of $4.0 million to our United States defined benefit pension plans.
Net Cash Used in Investing Activities.  The net cash we used in investing activities totaled $97.0 million during fiscal 2011 compared to $42.5 million during fiscal 2010 and $25.7 million during fiscal 2009. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2011, 2010 and 2009:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $77.4 million during fiscal 2011, $44.1 million during fiscal 2010 and $40.9 million during fiscal 2009. Fiscal 2011 capital expenditures were higher than fiscal 2010 as a result of higher radioisotope purchases, the purchase of two previously leased Isomedix facilities totaling $8.4 million, and capital costs associated with the consolidation projects in the United States and Europe. Capital expenditures were higher during fiscal 2010 relative to fiscal 2009 as a result of an increased investment in Customer dispensing systems.

•
Proceeds from the sale of property, plant, equipment, and intangibles – Fiscal 2011 proceeds of $1.3 million relate to several minor disposals. During fiscal 2010, these proceeds include $2.2 million we received from the sale of assets associated with the Hausted product line within the Healthcare segment. The proceeds received during fiscal 2009 include $9.5 million we received from the sale of an Isomedix facility located in Illinois, $1.5 million we received from the settlement of an insurance claim, and $8.0 million we received from the sale of an Isomedix facility located in Rhode Island.

•
Equity investments – During fiscal 2011, we invested $16.9 million in VTS Medical Systems Inc. designed to bring the latest high-definition video, touch-screen integration, and communication technology into hospital operating rooms. We invested $1.5 million and $4.2 million in the same joint venture during fiscal 2010 and 2009, respectively. We currently own just under 50% of this venture.

•
Investment in business, net of cash acquired – During fiscal 2011, we used $4.0 million of cash to acquire a company which provides management technology solutions designed to improve a hospital's perioperative process.

Net Cash Used in Financing Activities.  The net cash we used in financing activities totaled $47.9 million in fiscal 2011, $127.8 million in fiscal 2010, and $28.0 million in fiscal 2009. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2011, 2010 and 2009:

•
Proceeds from the issuance of long-term obligations – We issued no new debt during fiscal years 2011 and 2010. During the second quarter of fiscal 2009, we issued $150.0 million of senior notes in an offering that was exempt from the registration requirements of the Securities Act of 1933. These senior notes are discussed further in note 7 to our consolidated financial statements titled, “Debt,” and in this section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

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

•
Repurchases of common shares – During fiscal 2011, we paid for the repurchase of 925,848 common shares at an average purchase price of $31.82 and obtained common shares in connection with our stock-based compensation award programs in the amount of $0.5 million. During fiscal 2010, we obtained common shares in connection with our stock-based compensation award programs in the amount of $0.3 million. We did not repurchase any shares during fiscal 2010 under the authorization provided by our Board of Directors. During fiscal 2009, we paid for the repurchase of 2,646,177 common shares at an average purchase price of $30.41 per common share. We provide additional information about our common share repurchases in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

•	Cash dividends paid to common shareholders – During fiscal 2011, we paid cash dividends totaling $33.2 million, or $0.56 per outstanding common share. During fiscal year 2010, we paid cash dividends of $144.0 million, or $2.44 per outstanding common share, including a special dividend of $2.00 per outstanding common share. We paid cash dividends of $17.7 million or $0.30 per outstanding common share during fiscal year 2009.

•
Deferred financing fees and debt issuance costs – In fiscal 2009, we paid fees of $0.5 million related to the issuance of the new senior notes in connection with the August 2008 Private Placement and amendment of the senior notes issued in December 2003. This amount is being amortized over the terms of the underlying agreement.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During fiscal 2011, fiscal 2010 and fiscal 2009, we received cash proceeds totaling $12.7 million, $14.0 million, and $33.6 million, respectively, under these programs.

•
Tax benefit from stock options exercised – For the years ended March 31, 2011, 2010 and 2009, our income taxes were reduced by $2.5 million, $2.5 million, and $7.0 million, respectively, as a result of deductions allowed for stock options exercised.

Cash Flow Measures.  Free cash flow was $41.6 million and $184.0 million in fiscal 2011 and 2010, respectively, reflecting an increase during fiscal 2011 in working capital requirements, primarily due to the inventory build related to the SYSTEM 1E product and higher accounts receivable balances. Higher capital expenditures also contributed to the decline in free cash flow in fiscal 2011. Our debt-to-capital ratio was 21.1% at March 31, 2011 and 21.8% at March 31, 2010.
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
Sources of Credit.  Our sources of credit as of March 31, 2011 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2011 Amounts Outstanding	March 31, 2011 Amounts Available
Sources of Credit
Private placement	$210,000	$—	$210,000	$—
Credit facility(1)	400,000	21,714	—	378,286
Total Sources of Credit	$610,000	$21,714	$210,000	$378,286

(1)	Our revolving credit facility contains a sub-limit that reduces the maximum amount available to us for borrowings by letters of credit outstanding.

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

At March 31, 2011, we had $378.3 million of funding available from our $400.0 million Credit Agreement. The Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2011, there were letters of credit outstanding of $21.7 million.
At March 31, 2011, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in note 7 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60) and information technology enhancements. During fiscal 2011, our capital expenditures amounted to $77.4 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. We expect fiscal 2012 capital expenditures to continue to be above historical levels due to the consolidation projects in the United States and Europe as well as capacity expansion plans within the Isomedix segment. Beyond fiscal 2012, we expect capital expenditures to moderate but future events can occur which could cause anticipated capital expenditure levels to change.

CONTRACTUAL AND COMMERCIAL COMMITMENTS
At March 31, 2011, we had commitments under non-cancelable operating leases totaling $47.9 million.
Our contractual obligations and commercial commitments as of March 31, 2011 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires us to fulfill a commitment.

	Payments due by March 31,
(in thousands)	2012	2013	2014	2015	2016 and thereafter	Total
Contractual Obligations:
Debt	$—	$—	$70,000	$—	$140,000	$210,000
Operating leases	14,391	11,720	7,742	4,502	9,549	47,904
Purchase obligations	13,413	14,455	12,587	—	—	40,455
Contributions to defined benefit pension plans	2,599	—	—	—	—	2,599
Benefit payments under defined benefit plans	4,733	5,051	4,733	4,453	27,144	46,114
Trust assets available for benefit payments under defined benefit plans	(4,733)	(5,051)	(4,733)	(4,453)	(27,144)	(46,114)
Benefit payments under other post-retirement welfare benefit plans	3,274	3,112	2,924	2,698	10,522	22,530
Unrecognized tax benefits	—	—	—	—	—	9,594
Other obligations	421	433	162	165	167	1,348
Total Contractual Obligations	$34,098	$29,720	$93,415	$7,365	$160,238	$334,430

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
The table above excludes contributions we make to our defined contribution plan. Our future contributions to this plan depend on uncertain factors, such as the amount and timing of employee contributions and discretionary employer contributions. We provide additional information about our defined benefit pension plan, defined contribution plan, and other post-retirement medical benefit plan in note 10 to our consolidated financial statements titled, “Benefit Plans.”
The table above includes total unrecognized tax benefits of $9.6 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with these tax positions, we are unable to estimate when cash settlements may occur.

	Amount of Commitment Expiring March 31,
(in thousands)	2012	2013	2014	2015	2016 & Beyond	Totals
Commercial Commitments:
Performance and surety bonds	$19,280	$5,602	$20	$15	$1,673	$26,590
Letters of credit as security for self-insured risk retention policies	7,261	479	—	—	—	7,740
Total Commercial Commitments	$26,541	$6,081	$20	$15	$1,673	$34,330

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
Inventories and Reserves.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 37.3% and 41.8% of total inventories at March 31, 2011 and 2010, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $17.6 million and $16.0 million higher than those reported at March 31, 2011 and 2010, respectively.
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
Restructuring.  We have recorded specific accruals in connection with plans for restructuring elements of our business. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, contractual obligations, and the valuation of certain assets including property, plant, and equipment. Actual amounts could differ from the original estimates.
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
We performed our annual goodwill impairment evaluation as of October 31, 2010. As a result of this evaluation, we determined that there was no impairment of the recorded goodwill amounts.
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
SYSTEM 1 Rebate Program. The Accrued SYSTEM 1 Rebate Program (the “Rebate Program”), initially recognized during the first quarter of fiscal 2011, is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. Rebates of $102,313 are recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated cost of $7,691 to facilitate the disposal of the returned SYSTEM 1 processors has been recognized as cost of revenues. Both components are recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program include: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that will elect to participate in the Rebate Program, the proportion of Customers that will choose each rebate option, and the estimated per unit costs of disposal.

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed the trend in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments during the period between the notice and the announcement of the Rebate Program which indicated that a portion of our Customers had already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data for fiscal 2011 year to date provides indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. Our accrual for self-insured risk retention as of March 31, 2011 and 2010 was $13.0 million and $13.1 million, respectively.
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
Warranty Reserves.  We generally offer a limited one-year parts and labor warranty on our capital equipment. The specific terms and conditions of warranties vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties in the period revenues are recognized. We estimate warranty expenses based primarily on historical warranty claim experience. While we have extensive quality programs and processes and actively monitor and evaluate the quality of suppliers, actual warranty experience could be different from our estimates. If actual product failure rates, material usage, or service costs are different from our estimates, we may have to record an adjustment to the estimated warranty liability. As of March 31, 2011 and 2010, we had accrued $7.5 million and $6.1 million, respectively, for warranty exposures.
Contingencies.  We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure
(e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), commercial claims (e.g., breach of contract, economic loss, warranty, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.
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
Benefit Plans.  We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. As of March 31, 2011, we sponsored defined benefit pension plans for eligible participants in the United States and Switzerland. In addition, as of March 31, 2011, we sponsored an unfunded post-retirement welfare benefits plan for two groups of United States employees, including the same employees who receive pension benefits under the United States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
Employee pension and post-retirement welfare benefits plans are a significant cost of conducting business and represent obligations that will be settled far in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2011 projected benefit obligations and the fiscal 2011 net periodic benefit costs is as follows:

	Defined Benefit Pension Plans
	U.S. Qualified	International	Other Post- Retirement Plan
Funding Status	Funded	Funded	Unfunded
Assumptions used to determine March 31, 2011
benefit obligations:
Discount rate	5.25%	2.75%	4.50%
Expected return on plan assets	8.00%	3.25%	NA
Assumptions used to determine fiscal 2011
net periodic benefit costs:
Discount rate	5.75%	3.00%	5.00%
Expected return on plan assets	8.00%	4.00%	NA
NA – Not applicable.
We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs and projected benefit obligations both increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2011 benefit costs by $0.2 million. The projected benefit obligations at March 31, 2011 would remain approximately the same.
We develop our discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement plan by 50 basis points would have increased the fiscal 2011 net periodic benefit costs by approximately $0.1 million and would have increased the projected benefit obligations by approximately $3.5 million at March 31, 2011.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2011:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$11	$(10)
Effect on postretirement benefit obligation	217	(207)

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
We concluded that the prescription drug benefit provided in our post-retirement welfare benefits plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) and thus qualifies for the subsidy under the Act. The expected future subsidies reduced our accumulated post-retirement benefit obligation and our net periodic benefit cost as of and for the fiscal year ended March 31, 2011 by approximately $3.4 million and $0.7 million, respectively. We collected subsidies totaling approximately $0.8 million and $0.1 million during fiscal 2011 and fiscal 2010, respectively, which reduced our net post-retirement medical payments.
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
Share-based compensation expense was $10.2 million in fiscal 2011 and was $7.4 million in both fiscal 2010 and fiscal 2009. Note 15 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our various share-based compensation plans.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “comfortable,” “trend” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in this Form 10-K and other securities filings. Many of these important factors are outside of our control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation (including the proposed settlement of the SYSTEM 1 class action litigation), warning letters, consent decree, rebate program, transition, cost reductions, business strategies, earnings or revenue trends, expense reduction, or future financial results. References to products, the consent decree, the transition or rebate program are summaries only and do not alter or modify the specific terms of the decree, settlement, program or product clearance or literature. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or our rebate program, transition plan or other business initiatives will take longer, cost more, or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including, without limitation, those relating to FDA warning letters, government investigations, the December 3, 2009 or February 22, 2010 FDA notices, the April 20, 2010 consent decree and related transition plan and rebate program, the SYSTEM 1E device, the outcome of any pending FDA requests and clearances or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services, or otherwise affect our performance, results, prospects, or value, (d) the potential of international unrest, or effects of fluctuations in currencies, tax assessments or anticipated rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services, (f) the possibility that anticipated growth, cost savings, rebate assumptions, new product acceptance, or approvals including without limitation SYSTEM 1E and accessories thereto, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, rebate program, and the transition from the SYSTEM 1 processing system or those matters described in this Form 10-K and other securities filings, may adversely impact our performance, results, prospects or value, (g) the effect of increases in raw material costs, (h) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (i) those risks described in this Annual Report on Form 10-K and in other securities filings for the year ended March 31, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.

INTEREST RATE RISK
As of March 31, 2011, we had $210.0 million in fixed rate senior notes outstanding. We had no outstanding borrowings under our revolving credit facility. If we utilize the revolving credit facility, we would be exposed to changes in interest rates in the case of floating rate revolving credit facility borrowings. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to note 7 to our Consolidated Financial Statements titled, “Debt.”

FOREIGN CURRENCY RISK
We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most international operations, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Note 3 to our consolidated financial statements titled, “Accumulated Other Comprehensive Income (Loss),” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately one-fourth of our revenues and one-third of our cost of revenues are generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.
We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2011, we held foreign currency forward contracts to buy 106.2 million Mexican pesos, 6.6 million Canadian dollars and 4.0 million Euros and foreign currency forward contracts to sell 4.0 million Euros.

COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate primary and secondary sources of supply in each of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We also enter into commodity swap contracts to hedge price changes in certain commodities that impact raw materials included in our cost of revenues. At March 31, 2011, we held commodity swap contracts to buy 464,700 pounds of nickel.

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
Management has used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) to evaluate the effectiveness of internal control over financial reporting as of March 31, 2011.
Based on this evaluation under the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011. There were no material weaknesses in internal control over financial reporting identified by management.
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
May 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
STERIS Corporation
We have audited STERIS Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). STERIS Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on STERIS Corporation and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, STERIS Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011, of STERIS Corporation and subsidiaries and our report dated May 27, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
May 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
STERIS Corporation
We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STERIS Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 27, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
May 27, 2011

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$193,016	$214,971
Accounts receivable (net of allowances of $9,085 and $9,238, respectively)	272,248	214,940
Inventories, net	167,344	121,135
Deferred income taxes	56,715	6,976
Prepaid expenses and other current assets	16,483	18,435
Total Current Assets	705,806	576,457
Property, plant, and equipment, net	370,402	346,858
Goodwill and intangibles, net	318,810	305,311
Other assets	31,667	9,776
Total Assets	$1,426,685	$1,238,402
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$90,981	$66,035
Accrued payroll and other related liabilities	52,251	58,986
Accrued SYSTEM 1 Rebate Program and proposed class action settlement	127,683	—
Accrued expenses and other	73,831	72,108
Total Current Liabilities	344,746	197,129
Long-term indebtedness	210,000	210,000
Deferred income taxes, net	26,662	20,749
Other liabilities	56,612	56,030
Total Liabilities	$638,020	$483,908
Commitments and Contingencies (see note 11)
Serial preferred shares, without par value, 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value, 300,000 shares authorized; 70,040 shares issued; 59,122 and 59,227 shares outstanding, respectively	241,343	237,165
Common shares held in treasury, 10,918 and 10,813 shares, respectively	(305,808)	(295,251)
Retained earnings	816,846	798,809
Accumulated other comprehensive income	35,188	12,991
Total shareholders’ equity	787,569	753,714
Noncontrolling interest	1,096	780
Total equity	788,665	754,494
Total liabilities and equity	$1,426,685	$1,238,402
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2011	2010	2009
Revenues:
Product	$743,838	$799,002	$831,529
Service	463,610	458,731	466,996
Total Revenues	1,207,448	1,257,733	1,298,525
Cost of Revenues:
Product	494,463	454,988	496,915
Service	266,823	263,564	274,868
Total Cost of Revenues	761,286	718,552	771,783
Gross Profit	446,162	539,181	526,742
Operating Expenses:
Selling, general, and administrative	325,468	296,613	314,983
Research and development	34,280	34,008	32,760
Restructuring expenses	1,202	4,848	3,554
Total Operating Expenses	360,950	335,469	351,297
Income From Operations	85,212	203,712	175,445
Non-operating Expenses:
Interest expense	12,000	13,171	10,563
Interest and miscellaneous income	(607)	(1,275)	(1,603)
Total Non-operating Expenses, Net	11,393	11,896	8,960
Income Before Income Tax Expense	73,819	191,816	166,485
Income tax expense	22,554	63,349	55,800
Net Income	$51,265	$128,467	$110,685
Earnings Per Common Share:
Earnings per share – basic	$0.86	$2.18	$1.88
Earnings per share – diluted	$0.85	$2.16	$1.86
Cash Dividends Declared Per Common Share Outstanding	$0.56	$2.44	$0.30
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2011	2010	2009
Operating Activities:
Net income	$51,265	$128,467	$110,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	54,389	56,218	58,773
Deferred income taxes	(43,071)	2,178	6,817
Share-based compensation expense	10,186	7,370	7,370
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	1,800	2,085	(2,755)
Other items	8,129	1,563	(11,783)
Changes in operating assets and liabilities
Accounts receivable, net	(54,517)	27,764	454
Inventories, net	(42,233)	15,271	675
Other current assets	2,227	5,351	10,840
Accounts payable	23,714	(4,522)	(2,741)
Accrued SYSTEM 1 Rebate Program and class action settlement	127,683	—	—
Accruals and other, net	(21,828)	(16,791)	(10,951)
Net Cash Provided by Operating Activities	117,744	224,954	167,384
Investing Activities:
Purchases of property, plant, equipment, and intangibles, net	(77,442)	(44,087)	(40,889)
Proceeds from the sale of property, plant, equipment, and intangibles	1,301	3,105	19,341
Equity investments	(16,900)	(1,500)	(4,150)
Investments in businesses, net of cash acquired	(4,000)	—	—
Net Cash Used in Investing Activities	(97,041)	(42,482)	(25,698)
Financing activities:
Proceeds from the issuance of long-term obligations	—	—	150,000
Payments on long-term obligations and capital leases	—	—	(40,800)
(Payments) proceeds under credit facility, net	—	—	(79,180)
Deferred financing fees and debt issuance costs	—	—	(476)
Repurchases of common shares	(29,965)	(310)	(80,466)
Cash dividends paid to common shareholders	(33,228)	(144,017)	(17,657)
Stock option and other equity transactions, net	12,730	14,047	33,621
Tax benefit from stock options exercised	2,525	2,467	6,982
Net Cash Used in Financing Activities	(47,938)	(127,813)	(27,976)
Effect of exchange rate changes on cash and cash equivalents	5,280	6,132	(11,398)
Increase (decrease) in cash and cash equivalents	(21,955)	60,791	102,312
Cash and cash equivalents at beginning of year	214,971	154,180	51,868
Cash and cash equivalents at end of year	$193,016	$214,971	$154,180
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares		Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at March 31, 2008	59,263	$231,566	10,777	$(279,841)	$721,331	$33,096	$323	$706,475
Comprehensive income:
Net income	—	—	—	—	110,685	—	—	110,685
Pension and postretirement liability adjustment, (net of income tax of $18,602)	—	—	—	—	—	20,933	—	20,933
Unrealized loss on investments	—	—	—	—	—	(318)	—	(318)
Foreign currency translation adjustment	—	—	—	—	—	(69,511)	—	(69,511)
Total comprehensive income	—	—	—	—	—	—	—	61,789
Repurchases of common shares	(2,646)	—	2,646	(80,466)	—	—	—	(80,466)
Equity compensation programs	1,835	(6,266)	(1,835)	47,202	—	—	—	40,936
Tax benefit of stock options exercised	—	6,982	—	—	—	—	—	6,982
Cash dividends – $0.30 per common share	—	—	—	—	(17,657)	—	—	(17,657)
Change in noncontrolling interest	—	—	—	—	—	—	106	106
Balance at March 31, 2009	58,452	232,282	11,588	(313,105)	814,359	(15,800)	429	718,165
Comprehensive income:
Net income	—	—	—	—	128,467	—	—	128,467
Pension and postretirement liability adjustment, (net of income tax of $790)	—	—	—	—	—	554	—	554
Unrealized gain on investments	—	—	—	—	—	423	—	423
Foreign currency translation adjustment	—	—	—	—	—	27,814	—	27,814
Total comprehensive income	—	—	—	—	—	—	—	157,258
Repurchases of common shares	(24)	—	24	(310)	—	—	—	(310)
Equity compensation programs	799	2,416	(799)	18,164	—	—	—	20,580
Tax benefit of stock options exercised	—	2,467	—	—	—	—	—	2,467
Cash dividends – $2.44 per common share	—	—	—	—	(144,017)	—	—	(144,017)
Change in noncontrolling interest	—	—	—	—	—	—	351	351
Balance at March 31, 2010	59,227	237,165	10,813	(295,251)	798,809	12,991	780	754,494
Comprehensive income:
Net income	—	—	—	—	51,265	—	—	51,265
Pension and postretirement liability adjustment, (net of income tax of $1,473)	—	—	—	—	—	(1,024)	—	(1,024)
Unrealized gain on investments	—	—	—	—	—	192	—	192
Foreign currency translation adjustment	—	—	—	—	—	23,029	—	23,029
Total comprehensive income	—	—	—	—	—	—	—	73,462
Repurchases of common shares	(952)	—	952	(29,965)	—	—	—	(29,965)
Equity compensation programs	847	1,653	(847)	19,408	—	—	—	21,061
Tax benefit of stock options exercised	—	2,525	—	—	—	—	—	2,525
Cash dividends – $0.56 per common share	—	—	—	—	(33,228)	—	—	(33,228)
Change in noncontrolling interest	—	—	—	—	—	—	316	316
Balance at March 31, 2011	59,122	$241,343	10,918	$(305,808)	$816,846	$35,188	$1,096	$788,665
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
Principles of Consolidation.  We use the consolidation method to report our investments in our subsidiaries. Therefore, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate inter-company accounts and transactions when we consolidate these accounts.
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
Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2011	2010	2009
Cash paid during the year for:
Interest	$12,496	$13,360	$10,748
Income taxes	64,372	61,988	48,489
Cash received during the year for income tax refunds	3,067	4,864	1,870

Revenue Recognition. We recognize revenue for products when ownership passes to the Customer, which is based on contract or shipping terms and for services when the service is provided to the Customer. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor. We have no further obligations related to bringing about resale and our standard return and restocking fee policies are applied. Revenues are reported net of sales and value-added taxes collected from Customers.
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
Accounts Receivable.  Accounts receivable are presented at their face amount, less allowances for sales returns and uncollectible accounts. Accounts receivable consist of amounts billed and currently due from Customers and amounts earned but unbilled. We generally obtain and perfect security interest in products sold in the United States when we have a concern with the Customer's risk profile..
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
Inventories, net.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 37.3% and 41.8% of total inventories at March 31, 2011 and 2010, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $17,551 and $15,961 higher than those reported at March 31, 2011 and 2010, respectively.
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
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $574 and $358 for the years ended March 31, 2011 and 2010, respectively.

Total interest expense for the years ended March 31, 2011, 2010, and 2009 was $12,000, $13,171, and $10,563, respectively.
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
SYSTEM 1 Rebate Program. The Accrued SYSTEM 1 Rebate Program (the “Rebate Program”) initially recognized during the first quarter of fiscal 2011 is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. Rebates of $102,313 are recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated cost of $7,691 to facilitate the disposal of the returned SYSTEM 1 processors has been recognized as cost of revenues. Both components are recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program include: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that will elect to participate in the Rebate Program, the proportion of Customers that will choose each rebate option, and the estimated per unit costs of disposal.
The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed the trend in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments during the period between the notice and the announcement of the Rebate Program which indicated that a portion of our Customers had already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data for fiscal 2011 year to date provides indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.
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
We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

post-retirement benefit plans in our consolidated balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date.
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
Fair Value of Financial Instruments.  Except for long-term debt, our financial instruments are highly liquid or have short-term maturities. Therefore, the recorded value is approximately equal to the fair value. We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. We determined that the estimated fair value of our long-term debt is $237,167 at March 31, 2011 and $232,238 at March 31, 2010. The financial instruments we hold could potentially expose us to a concentration of credit risk. We invest our excess cash in short-term instruments including money market funds and time deposits with major banks and financial institutions. We select investments in accordance with the criteria established in our investment policy. Our investment policy specifies, among other things, maturity, credit quality and concentration restrictions with the objective of preserving capital and maintaining adequate liquidity.
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
Foreign Currency Forward Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within “Selling, general, and administrative expenses” in the accompanying Consolidated Statements of Income. At March 31, 2011, we held foreign currency forward contracts to buy 106.2 million Mexican pesos, 6.6 million Canadian dollars and 4.0 million Euros and foreign currency forward contracts to sell 4.0 million Euros.
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
Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, General and Administrative Expense. We incurred $6,013, $6,468, and $7,198 of advertising costs during the years ended March 31, 2011, 2010, and 2009, respectively.
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
Recently Issued Accounting Standards Impacting the Company.  In 2009, the Financial Accounting Standards Board ("FASB") issued a revised standard for accounting and disclosures of revenues related to arrangements with customers to provide multiple products and services at different points in time or over different time periods. This standard is effective for us in fiscal 2012. We do not expect this standard to have a material impact on our financial position, results of operations or cash flows.
In 2010, the FASB issued guidance to amend the disclosure requirements for recurring and nonrecurring fair value measurements. The guidance requires disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons for the transfers. Also, the amended guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3). The guidance became effective for us with the reporting period beginning April 1, 2010. Disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 of the fair value measurement hierarchy will be required for fiscal 2012.

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
Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $7,936 related to

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

these actions, of which, $6,839 was recorded as restructuring expenses and $1,097 was recorded in cost of revenues. We also expect to incur an additional $2,660 during fiscal 2012. These actions are intended to enhance profitability and improve efficiencies.
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
The following tables summarize our total restructuring charges for fiscal 2011, fiscal 2010 and fiscal 2009:

Year Ended March 31, 2011	Fiscal 2010 Restructuring Plan(1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll and other related costs	$454	$—	$454
Asset impairment and accelerated depreciation	559	(289)	270
Lease termination costs	595	—	595
Other	33	—	33
Total Restructuring Charges	$1,641	$(289)	$1,352

(1)	Includes $150 in charges recorded in cost of revenues on the Consolidated Statements of Income.

Year Ended March 31, 2010	Fiscal 2010 Restructuring Plan(1)	Fiscal 2009 Restructuring Plan(2)	Total
Severance, payroll and other related costs	$1,939	$(224)	$1,715
Asset impairment and accelerated depreciation	1,804	(2)	1,802
Product rationalization	883	(1,385)	(502)
Lease termination costs	1,243	(428)	815
Other	426	138	564
Total Restructuring Charges	$6,295	$(1,901)	$4,394

(1)	Includes $947 in charges recorded in cost of revenues on the Consolidated Statements of Income.

(2)	Includes a negative $1,401 in charges recorded in cost of revenues on the Consolidated Statements of Income.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Year Ended March 31, 2009	Fiscal 2009 Restructuring Plan(1)	Fiscal 2008 Restructuring Plan(2)	European Restructuring Plan	Fiscal 2006 Restructuring Plan	Total
Severance, payroll and other related costs	$4,280	$(365)	$—	$(178)	$3,737
Asset impairment and accelerated depreciation	1,112	(83)	—	—	1,029
Product rationalization	9,485	(464)	—	—	9,021
Lease termination costs	354	20	99	—	473
Other	349	(609)	—	—	(260)
Total Restructuring Charges	$15,580	$(1,501)	$99	$(178)	$14,000

(1)	Includes $10,813 in charges recorded in cost of revenues on the Consolidated Statements of Income.

(2)	Includes a negative $366 in charges recorded in cost of revenues on the Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize the liabilities related to our restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	March 31, 2011
Severance and termination benefits	$1,894	$454	$(355)	$1,993
Asset impairments	—	559	(559)	—
Lease termination obligations	1,200	595	(5)	1,790
Other	509	33	(349)	193
Total	$3,603	$1,641	$(1,268)	$3,976

	Fiscal 2008 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	March 31, 2011
Severance and termination benefits	$102	$—	$(102)	$—
Asset impairments	289	(289)	—	—
Lease termination obligations	411	—	(254)	157
Total	$802	$(289)	$(356)	$157

	Fiscal 2010 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
		Provision	Payments/ Impairments
Severance and termination benefits	$—	$1,939	$(45)	$1,894
Asset impairment	—	1,804	(1,804)	—
Product rationalization	—	883	(883)	—
Lease termination obligations	—	1,243	(43)	1,200
Other	—	426	83	509
Total	$—	$6,295	$(2,692)	$3,603

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal 2009 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
		Provision	Payments/ Impairments
Severance and termination benefits	$1,920	$(224)	$(1,696)	$—
Asset impairment	—	(2)	2	—
Product rationalization	75	(1,385)	1,310	—
Lease termination obligations	337	(428)	91	—
Other	241	138	(379)	—
Total	$2,573	$(1,901)	$(672)	$—

	Fiscal 2008 Restructuring Plan
	March 31, 2009	Fiscal 2010		March 31, 2010
		Provision	Payments/ Impairments
Severance and termination benefits	$501	$—	$(399)	$102
Asset impairment	409	—	(120)	289
Lease termination obligations	881	—	(470)	411
Total	$1,791	$—	$(989)	$802

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders’ Equity consists of the following:

	Years Ended March 31,
	2011	2010	2009
Unrecognized pension and post-retirement benefits costs, net of tax	$6,177	$7,201	$6,647
Unrealized gain (loss) on investments	104	(88)	(511)
Cumulative foreign currency translation adjustment	28,907	5,878	(21,936)
Total	$35,188	$12,991	$(15,800)

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill is tested annually for impairment. Further, goodwill is reviewed for impairment whenever events or changes in circumstances indicate there may be a possible permanent loss of value. We performed our annual impairment tests for goodwill and indefinite life intangible assets during the third quarter of fiscal 2011. These tests confirmed that the fair value of STERIS’s reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized in fiscal 2011 or for any prior periods. Future impairment tests will be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.
Changes to the carrying amount of goodwill for the years ended March 31, 2011 and 2010 were as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Healthcare Segment	Life Sciences Segment	STERIS Isomedix Services Segment	Total
Balance at March 31, 2009	$163,437	$28,693	$79,896	$272,026
Foreign currency translation adjustments	3,243	1,589	—	4,832
Balance at March 31, 2010	166,680	30,282	79,896	276,858
Goodwill acquired or allocated	4,145	—	—	4,145
Foreign currency translation adjustments	5,020	3,165	—	8,185
Balance at March 31, 2011	$175,845	$33,447	$79,896	$289,188

The fiscal 2011 increase in goodwill associated with the Healthcare segment resulted from the acquisition of a company which provides management technology solutions. Further information regarding this company is presented in note 12, “Business Segment Information.”

Information regarding our intangible assets is as follows:

	March 31, 2011		March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$20,930	$16,874	$20,035	$13,495
Non-compete agreements	3,099	3,099	3,083	3,083
Patents and technology	43,545	28,080	40,821	24,961
Trademarks and tradenames	16,970	11,249	16,078	10,026
Other	4,410	30	12	12
Total	$88,954	$59,332	$80,029	$51,577

We did not hold any indefinite-lived intangible assets in fiscal 2011 or fiscal 2010. Total amortization expense for finite-lived intangible assets was $6,617, $6,941, and $7,513 for the years ended March 31, 2011, 2010, and 2009, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2012	2013	2014	2015	2016
Estimated amortization expense	$5,219	$4,365	$3,275	$2,042	$1,565

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2011 foreign currency exchange rates.

5. INVENTORIES, NET
Inventories, net consisted of the following:

March 31,	2011	2010
Raw materials	$58,375	$36,170
Work in process	16,928	20,668
Finished goods	92,041	64,297
Total Inventories, Net	$167,344	$121,135

6. PROPERTY, PLANT, AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

March 31,	2011	2010
Land and land improvements(1)	$30,194	$26,234
Buildings and leasehold improvements	201,883	192,722
Machinery and equipment	286,103	276,714
Information systems	101,934	103,056
Radioisotope	194,882	172,489
Construction in progress(1)	40,665	29,614
Total Property, Plant, and Equipment	855,661	800,829
Less: accumulated depreciation and depletion	(485,259)	(453,971)
Property, Plant, and Equipment, Net	$370,402	$346,858

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

Depreciation and depletion expense was $47,772, $49,277, and $51,260, for the years ended March 31, 2011, 2010, and 2009, respectively.
Rental expense for operating leases was $16,904, $17,583, and $17,982, for the years ended March 31, 2011, 2010, and 2009, respectively. Operating leases relate to manufacturing, warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant us varying renewal and purchase options.
Future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2011 were as follows:

Operating Leases
2012	$14,391
2013	11,720
2014	7,742
2015	4,502
2016 and thereafter	9,549
Total Minimum Lease Payments	$47,904

In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated based upon March 31, 2011 foreign currency exchange rates.

7. DEBT
Indebtedness was as follows:

March 31,	2011	2010
Private Placement	$210,000	$210,000
Credit facility	—	—
Total long-term debt	$210,000	$210,000

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
At March 31, 2011, we were in compliance with all financial covenants associated with our indebtedness.
The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2012	$—
2013	—
2014	70,000
2015	—
2016 and thereafter	140,000
Total	$210,000

8. ADDITIONAL BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheets is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

March 31,	2011	2010
Accrued Payroll and Other Related Liabilities:
Compensation and related items	$16,160	$15,314
Accrued vacation/paid time off	6,379	5,734
Accrued bonuses	13,925	23,457
Accrued employee commissions	11,985	10,565
Other post-retirement benefit obligation- current portion	3,274	3,340
Other employee benefit plans’ obligations- current portion	528	576
Total Accrued Payroll and Other Related Liabilities	$52,251	$58,986
Accrued Expenses and Other:
Deferred revenues	$34,396	$27,908
Self-insured reserves- current portion	3,610	4,956
Accrued dealer commissions	7,354	6,972
Accrued warranty	7,509	6,070
Other	20,962	26,202
Total Accrued Expenses and Other	$73,831	$72,108
Other Liabilities:
Self-insured reserves- long-term portion	$10,233	$9,986
Other post-retirement benefit obligation- long-term portion	20,526	21,839
Defined benefit pension plans’ obligations- long-term portion	8,006	10,179
Other employee benefit plans’ obligations- long-term portion	3,897	2,336
Accrued long-term income taxes	9,140	11,690
Other contingent obligations	4,810	—
Total Other Liabilities	$56,612	$56,030

9. INCOME TAXES
Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2011	2010	2009
United States operations	$30,088	$153,165	$148,839
Non-United States operations	43,731	38,651	17,646
	$73,819	$191,816	$166,485

The components of the provision for income taxes related to income from continuing operations consisted of the following:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Years Ended March 31,	2011	2010	2009
Current:
United States federal	$46,036	$45,092	$29,355
United States state and local	7,726	6,954	8,211
Non-United States	12,252	9,501	11,417
	66,014	61,547	48,983
Deferred:
United States federal	(36,497)	2,591	6,010
United States state and local	(6,016)	265	923
Non-United States	(947)	(1,054)	(116)
	(43,460)	1,802	6,817
Total Provision for Income Taxes	$22,554	$63,349	$55,800

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory tax rate as follows:

Years Ended March 31,	2011	2010	2009
United States federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in accruals for uncertain tax positions	1.8%	0.6%	(4.6)%
Net (decrease) increase in valuation allowances	(0.6)%	(0.2)%	2.1%
State and local taxes, net of federal income tax benefit	1.5%	2.5%	2.7%
Foreign income tax credit	(0.6)%	(0.1)%	(0.8)%
Difference in non-United States tax rates	(3.1)%	(1.8)%	(0.7)%
U.S. manufacturing deduction	(4.4)%	(0.7)%	(0.7)%
All other, net	1.0%	(2.3)%	0.5%
Total Provision for Income Taxes	30.6%	33.0%	33.5%

Unrecognized Tax Benefits.  We classify uncertain tax positions and related interest and penalties as long-term liabilities within “Other liabilities” in our accompanying Consolidated Balance Sheets, unless they are expected to be paid within 12 months, in which case, the uncertain tax positions would be classified as current liabilities within “Accrued income taxes.” We recognize interest and penalties related to unrecognized tax benefits within “Income tax expense” in our accompanying Consolidated Statements of Income.
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2011	2010
Unrecognized Tax Benefits Balance at April 1	$11,788	$10,926
Increases for tax provisions of prior years	3,458	2,275
Decreases for tax provisions of prior years	(2,221)	(206)
Increases for tax provisions of current year	391	881
Decreases for tax provisions of current year	(3,661)	—
Settlements	—	(2,088)
Lapse of statute of limitations	(161)	—
Unrecognized Tax Benefits Balance at March 31	$9,594	$11,788

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $4,975 at March 31, 2011 and $2,740 at March 31, 2010. In addition, we believe that it is reasonably possible that unrecognized tax

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

benefits may decrease by up to $4,226 within 12 months of March 31, 2011, primarily as a result of audit settlements and the lapse of statute of limitations.
For the years ended March 31, 2011 and 2010, current income tax expense includes expense of $417 and $359 for interest, and expense of $60 and $67 for penalties, respectively. In total, as of March 31, 2011 and March 31, 2010, we have recognized a liability for interest of $1,567 and $1,150 and penalties of $81 and $141, respectively.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state, and local, as well as foreign, jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2008 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2007. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.

Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2011 and 2010 were as follows:

March 31,	2011	2010
Deferred Tax Assets:
Post-retirement benefit accrual	$9,496	$10,100
Compensation	17,800	19,292
Net operating loss carryforwards	13,348	11,696
Accrued SYSTEM 1 Rebate	49,366	—
Accrued expenses	6,894	7,602
Insurance	4,197	4,732
Deferred income	5,011	1,607
Bad debt	1,935	2,336
Pension	2,240	3,166
Other	814	1,416
Deferred Tax Assets	111,101	61,947
Less: Valuation allowance	11,421	9,881
Total Deferred Tax Assets	99,680	52,066
Deferred Tax Liabilities:
Depreciation and depletion	39,169	38,759
Intangibles	23,738	21,388
Inventory	2,422	2,255
Other	4,298	3,439
Total Deferred Tax Liabilities	69,627	65,841
Net Deferred Tax Assets (Liabilities)	$30,053	$(13,775)

At March 31, 2011, we had federal operating loss carryforwards of $2,468, which can be utilized subject to certain limitations, and foreign operating loss carry forwards of $51,564. Substantially all of the carryforwards are available for at least three years or have an indefinite carryforward period. In addition, we have recorded tax benefits of $286 related to state operating loss carryforwards. At March 31, 2011, we had $290 of tax credit carryforwards. These credit carryforwards expire between fiscal 2016 and fiscal 2021.
We periodically review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $11,421 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2011 by $1,540.
At March 31, 2011, cumulative undistributed earnings of international operations amounted to approximately $158,792. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings, nor is it practicable to determine the amount of this liability.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

At March 31, 2011, we had a current prepaid income tax position. This was mainly due to the timing of U.S. Federal income tax estimated payments.

10. BENEFIT PLANS
We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded post-retirement welfare benefits plan for two groups of United States employees; including the same employees who receive pension benefits under the Unites States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
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

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement medical benefit plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2011 and 2010, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our other post-retirement medical benefit plan. The measurement date of our defined benefit pension plans and the other post-retirement medical benefit plan is March 31 for both periods presented.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Pension Plans				Other Post-retirement Plan
	U.S. Qualified		International
	2011	2010	2011	2010	2011	2010
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$47,638	$42,732	$11,903	$10,244	$25,179	$29,882
Service cost	190	185	531	554	—	—
Interest cost	2,617	3,046	334	368	1,169	1,948
Actuarial (gain) loss	2,724	6,554	(942)	821	683	(2,930)
Benefits and expenses	(4,609)	(4,879)	(665)	(1,530)	(3,231)	(3,721)
Employee contributions	—	—	473	498	—	—
Curtailments/settlements	—	—	(1,872)	(1,405)	—	—
Impact of foreign currency exchange rate changes	—	—	15	2,353	—	—
Benefit Obligations at End of Year	48,560	47,638	9,777	11,903	23,800	25,179
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	40,142	26,244	9,220	8,466	—	—
Actual return on plan assets	4,340	9,604	445	724	—	—
Employer contributions	2,125	9,184	473	498	3,231	3,721
Employee contributions	—	—	473	498	—	—
Benefits and expenses paid	(4,584)	(4,890)	(665)	(1,530)	(3,231)	(3,721)
Curtailments/settlements	—	—	(1,872)	(1,405)	—	—
Impact of foreign currency exchange rate changes	—	—	234	1,969	—	—
Fair Value of Plan Assets at End of Year	42,023	40,142	8,308	9,220	—	—
Funded Status of the Plans	$(6,537)	$(7,496)	$(1,469)	$(2,683)	$(23,800)	$(25,179)

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Plans
	U.S. Qualified		International		Other Post-retirement Plan
	2011	2010	2011	2010	2011	2010
Current liabilities	$—	$—	$—	$—	$(3,274)	$(3,340)
Noncurrent liabilities	(6,537)	(7,496)	(1,469)	(2,683)	(20,526)	(21,839)
	$(6,537)	$(7,496)	$(1,469)	$(2,683)	$(23,800)	$(25,179)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive income (loss) at March 31, 2011 was ($9,746) and $(12,243), respectively. During fiscal 2012, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

	Pension Plans		Other Post-retirement Benefit Plan
	U.S. Qualified Plan	International Plan
Actuarial loss	$1,066	$—	$425
Prior Service Cost	$—	$—	$(3,263)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2011 and 2010:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	U.S. Qualified		International		Total
	2011	2010	2011	2010	2011	2010
Aggregate fair value of plan assets	$42,023	$40,142	$8,308	$9,220	$50,331	$49,362
Aggregate accumulated benefit obligations	48,560	47,638	9,286	10,844	57,846	58,482

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2011 and 2010:

	U.S. Qualified		International		Total
	2011	2010	2011	2010	2011	2010
Aggregate fair value of plan assets	$42,023	$40,142	$8,308	$9,220	$50,331	$49,362
Aggregate projected benefit obligations	48,560	47,638	9,777	11,903	58,337	59,541

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement medical benefit plan were as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Pension Plans
	U.S. Qualified			International			Other Post-retirement Plan
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$190	$185	$210	$531	$554	$381	$—	$—	$—
Interest cost	2,617	3,046	2,741	334	368	468	1,169	1,948	2,703
Expected return on plan assets	(3,033)	(2,484)	(2,867)	(356)	(416)	(522)	—	—	—
Prior service cost recognition	—	—	—	—	—	—	(3,263)	(3,263)	(3,884)
Net amortization and deferral	1,068	1,062	526	—	—	(3)	388	626	1,366
Net periodic benefit cost	842	1,809	610	509	506	324	(1,706)	(689)	185
Curtailments/settlements	—	—	—	(95)	(63)	(358)	—	—	—
Termination benefits	—	—	—	—	—	807	—	—	—
Total benefit cost	$842	$1,809	$610	$414	$443	$773	$(1,706)	$(689)	$185
Recognized in other comprehensive (income) loss before tax:
Amendment of prior service cost (credit)	$—	$—	$—	$—	$—	$—	$—	$—	$(46,001)
Net loss (gain) occurring during year	1,393	(554)	8,323	(1,031)	502	864	683	(2,930)	(4,750)
Amortization of prior service credit (cost)	—	—	—	—	—	—	3,263	3,263	3,884
Amortization of net (loss) gain	(1,068)	(1,132)	(636)	95	63	37	(388)	(626)	(1,366)
Amortization of transition asset (obligation)	—	70	110	—	—	—	—	—	—
Total recognized in other comprehensive loss (income)	325	(1,616)	7,797	(936)	565	901	3,558	(293)	(48,233)
Total recognized in total benefits cost and other comprehensive loss (income)	$1,167	$193	$8,407	$(522)	$1,008	$1,674	$1,852	$(982)	$(48,048)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2011	2010
Discount Rate:
U.S. qualified pension plan	5.25%	5.75%
Switzerland pension plan	2.75%	3.00%
Other post-retirement plan	4.50%	5.00%
Expected Return on Plan Assets:
U.S. qualified pension plan	8.00%	8.00%
Switzerland pension plan	3.25%	4.00%
Rate of Compensation Increase:
Switzerland pension plan	2.50%	2.50%

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2011	2010	2009
Discount Rate:
U.S. qualified pension plan	5.75%	7.50%	6.00%
Switzerland pension plan	3.00%	3.25%	3.75%
Other post-retirement plan	5.00%	7.00%	6.00%
Expected Return on Plan Assets:
U.S. qualified pension plan	8.00%	8.00%	8.00%
Switzerland pension plan	4.00%	4.50%	4.50%
Rate of Compensation Increase:
Switzerland pension plan	2.50%	2.50%	2.50%

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

	2011	2010	2009
Healthcare cost trend rate – medical	10.0%	11.0%	9.0%
Healthcare cost trend rate – prescription drug	10.0%	11.0%	9.0%
Long-term healthcare cost trend rate	5.0%	5.0%	5.0%

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
A one-percentage-point change in assumed healthcare cost trend rates (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2011:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$11	$(10)
Effect on other post-retirement benefit obligation	217	(207)

Plan Assets.  Our United States and Switzerland defined benefit pension plans are funded. The following table presents the targeted asset allocation of plan assets at March 31, 2011 and the actual allocation of plan assets at March 31, 2011 and 2010 for these plans:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Long-Term Target Allocation Percentage	Percentage of Plan Assets March 31
		2011	2010
U.S. Qualified Plan:
Equity securities	60%	57.7%	59.1%
Debt securities	40%	41.4%	40.0%
Cash	0%	0.9%	0.9%
Total	100%	100%	100%
Switzerland Plan:
Equity securities	0%	0%	38.7%
Debt securities	0%	0%	9.4%
Cash	0%	0%	22.9%
Insurance contracts	100%	100%	29.0%
Total	100%	100%	100%

The long-term target allocations in the preceding table reflect our asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term benefit obligations. Investment policies, strategies, and long-term target allocations are developed on a plan specific and country specific basis. We continually challenge the long-term target asset allocations and support the allocations by an analysis that incorporates historical and expected returns by asset class as well as volatilities across asset classes and our liability profile. Due to market conditions and other factors, actual asset allocations may vary from the long-term target allocations presented in the preceding table. Plan assets are managed by outside investment managers. If asset allocations move outside of the target ranges, the portfolios are rebalanced. For the purpose of the above analysis, debt and equity securities include fixed income and equity security mutual funds, respectively. At March 31, 2011 and 2010, the plans’ assets did not include investments in STERIS common shares.

Financial instruments included in pension plan assets are categorized into three tiers. These tiers include a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:
Level 1 - Quoted prices for identical assets in active markets.
Level 2 - Quoted prices for similar assets in active markets with inputs that are observable, either directly or indirectly.
Level 3 - Unobservable prices or inputs in which little or no market data exists.

The fair value of our pension benefits plan assets at March  31, 2011 and 2010 by asset category is as follows:

	Fair Value Measurements at March 31, 2011
	U.S. Qualified Pension Plan				International Plan
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$359	$359	$—	$—	$—	$—	$—	$—
Equity Securities
Mutual Funds	24,229	24,229	—	—	—	—	—	—
Debt Securities
Mutual Funds	17,435	17,435	—	—	—	—	—	—
Insurance Contracts	$—	—	—	—	$8,308	—	—	8,308
Total Plan Assets	$42,023	$42,023	$—	$—	$8,308	$—	$—	$8,308

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fair Value Measurements at March 31, 2010
	U.S. Qualified Pension Plan				International Plan
(In millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$361	$361	$—	$—	$2,109	$2,109	$—	$—
Equity Securities
Mutual Funds	23,714	23,714	—	—	3,560	3,560	—	—
Debt Securities
Government Bonds	—	—	—	—	192	192	—	—
Mutual Funds	16,067	16,067	—	—	673	673	—	—
Other Investments	—	—	—	—	2,686	—	2,686	—
Total Plan Assets	$40,142	$40,142	$—	$—	$9,220	$6,534	$2,686	$—

In fiscal 2011, we liquidated the international plan assets categorized as level 1 and 2 and reinvested in insurance contracts categorized as level 3.

Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We have recorded liabilities for amounts greater than the required funding levels on our accompanying Consolidated Balance Sheets. As of March 31, 2011, we expect to make contributions of approximately $2,168 to the U.S. qualified defined benefit pension plan in fiscal 2012.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2011, the following benefit payments are expected to be made to plan participants:

	Defined Benefit Pension Plans			Other Post-Retirement Benefit Plan
	U.S. Qualified	International	Total	Gross Benefit Payments	Medicare Reimbursement	Total
2012	$4,263	$470	$4,733	$3,505	$(231)	$3,274
2013	4,157	894	5,051	3,355	(243)	3,112
2014	4,037	696	4,733	3,177	(253)	2,924
2015	3,929	524	4,453	2,960	(262)	2,698
2016	3,868	1,118	4,986	2,733	(267)	2,466
2017-2021	18,114	4,044	22,158	9,271	(1,215)	8,056

In the preceding table, projected benefit payments denominated in foreign currencies have been calculated based upon March 31, 2011 foreign currency exchange rates.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. As a result, all the measures of our accumulated post-retirement benefit obligation and net periodic benefit cost in the accompanying consolidated financial statements and notes reflect the effects of the Act on the plan for the entire fiscal year. This expected future subsidy reduced our accumulated post-retirement benefit obligation and our net periodic benefit cost as of and for the fiscal year ended March 31, 2011 by $3,405 and $666, respectively. We collected subsidies totaling approximately $768 and $79, during fiscal 2011 and fiscal 2010, which reduced our net post-retirement medical payments.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Defined Contribution Plans. We maintain a 401(k) defined contribution plan for eligible employees. We provide a match on a specified portion of an employee’s contribution as approved by the Company’s Board of Directors. The plan assets are held in trust and invested as directed by the plan participants. The aggregate fair value of plan assets was $304,882 at March 31, 2011. At March 31, 2011, the plan held 876,892 STERIS common shares with a fair value of $30,288. We paid dividends of $498, $2,253, and $262 to the plan and participants on STERIS common stock held by the plan for the years ended March 31, 2011, 2010, and 2009, respectively. We contributed $7,476, $6,226, and $5,965, to the defined contribution plan for the years ended March 31, 2011, 2010, and 2009, respectively.
We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Employee contributions to this plan were $237, $594, and $567 in fiscal 2011, fiscal 2010, and fiscal 2009, respectively. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $2,493 and $1,778 at March 31, 2011 and March 31, 2010, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.

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

As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1 sterile processor and the STERIS 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this note 11 as the “device”). Among other matters, the warning letter included the FDA's assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA's 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA's preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company's response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant processing system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

SYSTEM 1 installed base in the U.S. for at least a two year period from that date. (On April 5, 2010, we received FDA clearance of the new liquid chemical sterilant processing system (SYSTEM 1E).)

On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA's “concerns about the SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In the notice, among other things, FDA stated its belief that the SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA had not determined whether the SYSTEM 1 was safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and affect the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the SYSTEM 1 that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA's December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, they should transition to that alternative as soon as possible. After its December 3, 2009 notice, we engaged in extensive discussions with the FDA regarding a comprehensive resolution of this matter. During this transition period, we continued to support the existing SYSTEM 1 installed base by providing accessories, sterilant, service and parts to U.S. Customers.

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

The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). This transition period has since been extended by the FDA until February 2, 2012. Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who are current users of SYSTEM 1 and who return their units will have the option of either a pro-rated cash rebate or a rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we will provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110,004 related to the SYSTEM 1 Rebate Program. Of the $110,004, $102,313 is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7,691 is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110,004 reduction in operating income. The Rebate Program balance at March 31, 2011 is $107,887.

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

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of eligible Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed the trend in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments during the period

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

between the notice and the announcement of the Rebate Program which indicated that a portion of our Customers had already transitioned away from the SYSTEM 1 technology. The remaining 81%, provided the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data for the fiscal 2011 year provides  indications of the proportion of Customers that are expected to choose each of the other cash and rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.

The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions since January 2009 with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, the EPS System (described subsequently), or otherwise with respect to regulatory or compliance matters, as described in this note 11 or in various portions of Item 1A. of Part I of this Annual Report on Form 10-K.

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

In December of 2010, we began shipping SYSTEM 1E units in limited numbers, after having received FDA clearance for the SYSTEM 1E chemical indicator, which is used in conjunction with the SYSTEM 1E. We have also requested FDA clearance or approval of an additional indicator for SYSTEM 1E, although this indicator is not required by regulation to sell or operate the device. No assurance can be made that the FDA will agree to this request.

Also in April, 2010 we voluntarily submitted information regarding modifications to the Reliance EPS Endoscope Processing System (the “EPS System”) to the FDA. These incremental modifications to the EPS System were considered minor by us. FDA subsequently advised us that it believed a new pre-market notification (510(k)) for those modifications should be submitted. We thereafter submitted this pre-market notification to the FDA. We also suspended shipments of EPS Systems in the U.S. pending FDA review of the submission but continued servicing and providing consumables necessary for the continued use of the EPS Systems. In December 2010, we received FDA clearance of the modified EPS System and immediately resumed shipment in the U.S.

On February 10, 2011, we received a warning letter from the FDA regarding our Verify® SixCess Class 6 Challenge Packs and Verify SixCess Class 6 Chemical Indicators. These devices are intended for use in steam sterilization applications. The Verify SixCess Class 6 Challenge Packs and Verify SixCess Class 6 Chemical Indicators are not related to the STERIS SYSTEM 1E Liquid Chemical Sterilant Processing System. This FDA warning letter claims that certain promotional materials related to these devices include incorrect statements and, as a result of those statements, the warning letter claims that these devices are misbranded under the U.S. Food, Drug and Cosmetic Act. We have responded to this warning letter and do not believe that the impact of this event will have a material adverse effect on our financial results.

On February 5, 2010, a complaint was filed by a Customer that claims to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. STERIS Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleges statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment. Plaintiff seeks class certification, damages, and other legal and equitable relief including, without limitation, attorneys' fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. On February 7, 2011 we entered into a settlement agreement in which we agreed, among other things, to provide various categories of economic relief for members of the settlement class and not object to plaintiff's counsel's application to the court for attorneys' fees and expenses up to a specified amount. The settlement has been preliminarily approved by the court. Both certification of a settlement class and final approval of the settlement require approval of the court and satisfaction of certain other conditions. There is no assurance that the court will take such actions, that such conditions will be satisfied, or that this matter will be resolved, or be resolved consistent with the terms and conditions of such settlement agreement. During the third quarter of fiscal 2011, we recorded in operating expenses a pre-tax charge of approximately $19,796 related to the proposed settlement of these proceedings. The assumptions regarding the amount of this charge include,

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

among others, the portion of class members participating in the settlement and their choice of the categories of economic relief available for such members. These assumptions may be incorrect and the costs of the settlement may be higher or lower than the charge recorded. The actual settlement could be as low as $7,000 and as high as $22,000 depending on the options selected by the class members.

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

For additional information regarding these matters, see the following portions of this Annual Report on Form 10-K: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 9 to our consolidated financial statements titled, “Income Taxes”, in this Annual Report on Form 10-K.
Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and in Item 3 of Part I titled, “Legal Proceedings” contained in this Annual Report on Form 10-K.
As of March 31, 2011 and 2010, our commercial commitments totaled $34,330 and $36,706, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $7,740 and $8,341, respectively, of the totals at March 31, 2011 and 2010 relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2011 and 2010, we had minimum purchase commitments with suppliers for raw material purchases totaling $40,455 and $17,666, respectively.

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
Our Isomedix segment operates through a network of 18 facilities located in North America. We sell a comprehensive array of contract sterilization services using gamma irradiation, and ethylene oxide (“EO”) technologies. We provide sterilization and microbial reduction services to companies that supply products to the healthcare, industrial, and consumer products industries.
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
The accounting policies for segments are the same as those for the consolidated Company. For the year ended March 31, 2011, revenues from a single Customer did not equal ten percent or more of any segment’s revenues.

Years Ended March 31,	2011	2010	2009
Revenues:
Healthcare (1)	$835,832	$892,474	$931,263
Life Sciences	215,437	218,209	216,701
Isomedix	152,242	140,871	142,645
Total Reportable Segments	1,203,511	1,251,554	1,290,609
Corporate and other	3,937	6,179	7,916
Total Revenues	$1,207,448	$1,257,733	$1,298,525
Operating Income:
Healthcare (2)	$21,317	$151,520	$132,601
Life Sciences	33,069	30,952	18,413
Isomedix	39,833	31,103	34,763
Total Reportable Segments	94,219	213,575	185,777
Corporate and other	(9,007)	(9,863)	(10,332)
Total Operating Income	$85,212	$203,712	$175,445
(1) Includes a reduction of $102,313 resulting from the SYSTEM 1 Rebate Program.
(2) Includes reductions of $110,004, resulting from the SYSTEM 1 Rebate Program, and $19,796, resulting from the proposed class action settlement.

For the year ended March 31, 2011, pre-tax restructuring expenses of $1,020, $190 and $142 are included in the operating results of the Healthcare, Life Sciences and Isomedix segments, respectively. For the year ended March 31, 2010, pre-tax restructuring expenses of $3,839 and $555 are included in the operating results of the Healthcare and Life Sciences segments, respectively. For the year ended March 31, 2009, pre-tax restructuring expenses of $11,399, $2,562, $40 and $(1) are included in the operating results of the Healthcare, Life Sciences, and Isomedix segments, and in Corporate and other, respectively.
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

March 31,	2011	2010
Assets:
Healthcare and Life Sciences	$1,072,892	$895,694
Isomedix	352,153	341,452
Total Reportable Segments	1,425,045	1,237,146
Corporate and other	1,640	1,256
Total Assets	$1,426,685	$1,238,402

Years Ended March 31,	2011	2010	2009
Capital Expenditures:
Healthcare and Life Sciences	$36,156	$20,602	$15,278
Isomedix	41,271	23,454	25,559
Total Reportable Segments	77,427	44,056	40,837
Corporate and other	15	31	52
Total Capital Expenditures	$77,442	$44,087	$40,889
Depreciation, Depletion, and Amortization:
Healthcare and Life Sciences	$30,188	$32,640	$34,866
Isomedix	24,183	23,553	23,848
Total Reportable Segments	54,371	56,193	58,714
Corporate and other	18	25	59
Total Depreciation, Depletion, and Amortization	$54,389	$56,218	$58,773

Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant and equipment, net are those assets that are identified within the operations in each geographic area.

Years Ended March 31,	2011	2010	2009
Revenues:
United States	$882,281	$949,637	$993,487
International	325,167	308,096	305,038
Total Revenues	$1,207,448	$1,257,733	$1,298,525

March 31,	2011	2010
Property, Plant, and Equipment, Net
United States	$318,110	$301,405
International	52,292	45,453
Property, Plant, and Equipment, Net	$370,402	$346,858

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Years Ended March 31,
(in thousands)	2011	2010	2009
Weighted average common shares outstanding – basic	59,306	58,826	58,778
Dilutive effect of common share equivalents	842	597	670
Weighted Average Common Shares and Equivalents – diluted	60,148	59,423	59,448

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Years Ended March 31,
(shares in thousands)	2011	2010	2009
Number of common share options	383	1,138	1,286

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
Under the stock repurchase authorization provided by our Board of Directors, we repurchased 925,848 of our common shares during fiscal 2011 in the aggregate amount of $29,462, representing an average price of $31.82 per common share. We did not repurchase any shares under this authorization during fiscal 2010. During fiscal 2009, we paid an aggregate amount of $80,466 for the repurchase of 2,646,177 of our common shares, representing an average price of $30.41 per common share. This includes certain March 2008 repurchases of 225,000 of our common shares for an aggregate amount of $6,028 that were not settled until April 2008.
We obtained 15,224 of our common shares during fiscal 2011 in the aggregate amount of $503 in connection with stock-based compensation award programs. We obtained 11,220 of our common shares during fiscal 2010 in the aggregate amount of $310 in connection with these programs. At March 31, 2011, $174,402 remained available for the repurchase of STERIS common shares pursuant to the March 2008 Board authorization.

15. SHARE-BASED COMPENSATION
We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the date of grant. Stock options granted generally expire 10 years after the date of grant, or earlier if an option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest over an approximately three or four-year period. As of March 31, 2011, 3,519,891 shares remain available for grant under the long-term incentive plan.
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
The following weighted average assumptions were used for options granted during fiscal 2011, fiscal 2010, and fiscal 2009:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Risk-free interest rate	2.68%	1.89%	2.65%
Expected life of options	5.7 years	5.5 years	5.6 years
Expected dividend yield of stock	1.59%	1.49%	0.86%
Expected volatility of stock	30.13%	27.96%	27.72%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of our historical experience, vesting schedules, and contractual terms. The expected dividend yield of stock represents our best estimate of expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.27, 2.39 and 2.86 percent was applied in fiscal years 2011, 2010, and 2009, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted awards not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at March 31, 2010	3,599,221	$24.96
Granted	273,578	31.92
Exercised	(560,908)	22.43
Forfeited	(28,340)	26.40
Canceled	(9,156)	28.02
Outstanding at March 31, 2011	3,274,395	$25.95		5.56		$28,133
Exercisable at March 31, 2011	2,291,039	$25.31	—	4.52	—	$21,153

We estimate that 971,694 of the non-vested stock options outstanding at March 31, 2011 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $34.54 closing price of our common shares on March 31, 2011 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2011, 2010, and 2009 was $6,669, $6,546, and $24,416, respectively. Net cash proceeds from the exercise of stock options were $ 12,730, $14,047, and $33,621 for the years ended March 31, 2011, 2010, and 2009, respectively. The tax benefit from stock option exercises was $2,525, $2,467, and $6,982 for the years ended March 31, 2011, 2010, and 2009, respectively.
The weighted average grant date fair value of share-based compensation grants was $8.80, $5.69, and $8.74 for the years ended March 31, 2011, 2010, and 2009, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of outstanding SARS as of March 31, 2011 and 2010 was $996 and $791, respectively. The fair value of each outstanding SAR is revalued each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share and share settled restricted share unit activity is presented below:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Number of Restricted Shares	Number of Restricted Share Units Settled in Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2010	222,590	23,000	26.80
Granted	263,397	—	31.99
Vested	(73,613)	(23,000)	28.55
Forfeited	(11,423)	—	29.90
Non-vested at March 31, 2011	400,951	—	$29.70

Restricted shares and restricted share units granted are valued based on the closing stock price at the grant date and generally cliff vest over approximately a three or four-year period based upon the terms of the grants. The total fair value of restricted shares that vested during the years ended March 31, 2011, 2010, and 2009 was $2,758, $2,630, and $1,903, respectively.
Cash-settled restricted share units carry generally the same terms and vesting requirements as share settled restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of March 31, 2011, and 2010 was $1,214 and $340, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.
As of March 31, 2011, there was $8,428 of total unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 1.97 years.

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
Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2011	2010	2009
Balance, Beginning of Year	$6,070	$7,573	$7,825
Warranties issued during the period	11,185	8,706	11,152
Settlements made during the period	(9,746)	(10,209)	(11,404)
Balance, End of Year	$7,509	$6,070	$7,573

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets. The liability recorded for deferred service revenue was $17,551 and $17,709 as of March 31, 2011 and 2010, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on the accompanying Consolidated Statements of Income. The activity related to the liability for deferred service revenue has been excluded from the table presented above.

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

	Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value at March 31, 2011	Fair Value at March 31, 2010	Fair Value at March 31, 2011	Fair Value at March 31, 2010
Prepaid & Other	$1,483	$992	$—	$—
Accrued expenses and other	$—	$—	$41	$—

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income.

		Amount of gain (loss) recognized in income Years ended March 31,
	Location of gain (loss) recognized in income	2011	2010	2009
Foreign currency forward contracts	Selling, general and administrative	$1,696	$541	$(2,064)
Commodity swap contracts	Cost of Revenues	$306	$826	$—

18. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial instruments using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows our financial assets and liabilities accounted for at fair value on a recurring basis at March 31, 2011:

		Fair Value Measurements at March 31, 2011
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$193,016	$193,016	$—	$—
Forward and swap contracts (1)	1,483	—	1,483	—
Investments (2)	2,493	2,493	—	—
Liabilities:
Forward and swap contracts (1)	$41	$—	$41	$—
Deferred compensation plans (2)	2,493	2,493	—	—

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

19. SUBSEQUENT EVENTS
We have evaluated subsequent events through the date the financial statements were filed with the SEC. Based upon this evaluation, we have determined that no material subsequent events occurred that require recognition in the financial statements. In May 2011 we acquired the stock of a privately held company with operations located near Sao Paulo, Brazil for approximately $30 million, including contingent consideration. The company designs and manufactures small, medium and large sterilizers used by public hospitals, clinics, dental offices and industrial companies (e.g., research laboratories and pharmaceutical research and production companies).

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

20. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31,	December 31,	September 30,	June 30,
Fiscal 2011 (1)
Revenues:
Product	$256,852	$212,622	$197,092	$77,272
Service	120,908	115,661	115,333	111,708
Total Revenues	377,760	328,283	312,425	188,980
Cost of Revenues:
Product	153,770	123,381	110,736	106,576
Service	67,963	67,888	66,634	64,338
Total Cost of Revenues	221,733	191,269	177,370	170,914
Gross Profit	156,027	137,014	135,055	18,066
Percentage of Revenues	41.3%	41.7%	43.2%	9.6%
Restructuring Expenses	779	(23)	105	341
Net Income	$39,000	$21,765	$35,711	$(45,210)
Basic Income Per Common Share:
Net income	$0.66	$0.37	$0.60	$(0.76)
Diluted Income Per Common Share:
Net income	$0.65	$0.36	$0.59	$(0.76)

Fiscal 2010
Revenues:
Product	$212,296	$214,072	$199,135	$173,500
Service	119,833	113,760	115,094	110,043
Total Revenues	332,129	327,832	314,229	283,543
Cost of Revenues:
Product	122,428	122,324	115,958	94,277
Service	67,493	66,025	65,616	64,430
Total Cost of Revenues	189,921	188,349	181,574	158,707
Gross Profit	142,208	139,483	132,655	124,836
Percentage of Revenues	42.8%	42.5%	42.2%	44.0%
Restructuring Expenses	5,161	14	(115)	(211)
Net Income	$29,835	$41,006	$32,084	$25,542
Basic Income Per Common Share:
Net income	$0.50	$0.70	$0.55	$0.44
Diluted Income Per Common Share:
Net income	$0.50	$0.69	$0.54	$0.43
(1)    The fiscal 2011 quarter ended June 30 includes the impact of the SYSTEM 1 Rebate Program as a $102,313 reduction in product revenues and a $7,691 increase in product cost of revenues. The fiscal 2011 quarter ended December 31 includes the impact of the proposed class action settlement as a $19,796 increase in selling, general and administrative expenses.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2011
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$9,238	$2,016		$25	(3)	$(2,195)	(4)	$9,084
Inventory valuation reserve	10,557	(638)	(2)	203	(3)	—		10,122
Deferred tax asset valuation allowance	9,880	970		2,240		(1,669)		11,421
Recorded within liabilities:
Casualty loss reserves	$13,130	$2,952		$—		$(3,045)		$13,037
Accrued SYSTEM 1 Rebate Program and proposed class action settlement	—	129,800	(5)	—		(2,117)		127,683
Year ended March 31, 2010
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$10,728	$948		$101	(3)	$(2,539)	(4)	$9,238
Inventory valuation reserve	15,025	(5,205)	(2)	737	(3)	—		10,557
Deferred tax asset valuation allowance	9,957	741		75		(892)		9,881
Recorded within liabilities:
Casualty loss reserves	$15,277	$753		$—		$(2,900)		$13,130
Year ended March 31, 2009
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$9,396	$6,982		$(242)	(3)	$(5,408)	(4)	$10,728
Inventory valuation reserve	12,940	3,433	(2)	(1,348)	(3)	—		15,025
Deferred tax asset valuation allowance	8,998	4,103		(1,602)		(1,542)		9,957
Recorded within liabilities:
Casualty loss reserves	$16,400	$2,555		$—		$(3,678)		$15,277

(1)	Net allowance for doubtful accounts and allowance for sales and returns.

(2)	Provision for excess and obsolete inventory, net of inventory written off.

(3)	Change in foreign currency exchange, international subsidiaries.

(4)	Uncollectible accounts written off, net of recoveries.

(5)	Charges were classified as follows: $102,313 as a reduction of revenues, $7,691 as cost of revenues, and $19,796 as selling, general and administrative expenses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2011.
The effectiveness of our internal controls over financial reporting as of March 31, 2011 has been audited by our independent registered public accounting firm, Ernst & Young LLP. The Report of Management and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees” and “Shareholder Nominations of Directors and Nominee Criteria” of our definitive proxy statement to be filed with the SEC in connection with our 2011 Annual Meeting of Shareholders (the “Proxy Statement”).
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

This Annual Report on Form 10-K incorporates by reference the information appearing under the captions “Ownership of Voting Securities” and "Summary of Equity Compensation Plans" of the Proxy Statement.

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
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2011 and 2010.
Consolidated Statements of Income – Years ended March 31, 2011, 2010, and 2009.
Consolidated Statements of Cash Flows – Years ended March 31, 2011, 2010, and 2009.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2011, 2010, and 2009.
Notes to Consolidated Financial Statements.
(a) (2) The following consolidated financial statement schedule of STERIS Corporation and subsidiaries is included in Item 8:
Schedule II - Valuation and Qualifying Accounts
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

10.13
STERIS Corporation Form of Restricted Stock Unit Agreement for Employees (filed as Exhibit 10.5 to Form 10-Q filed for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.15
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q filed for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.16
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.17
STERIS Corporation Form of Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.18
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.19
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q filed for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.20
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.21
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.22	STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees*.

10.23	STERIS Corporation Form of Restricted Stock Agreement for Employees*.

10.24	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.25
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.26
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.27	STERIS Corporation Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.28
STERIS Corporation Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2010 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed June 8, 2010 (Commission File No. 1-14643), and incorporated herein by reference).*

10.29
Form of Change of Control Agreement between STERIS Corporation and certain executive officers of STERIS Corporation other than Mr. Walter M Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.30
Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.31
Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.32
Executive Retention Agreement dated April 1, 2010 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.1 to Form10-Q filed for the fiscal quarter ended June 30, 2010 (Commission File No. 1-14643), and incorporated herein by reference). *

10.33
Form of Indemnification Agreement between STERIS Corporation and each of its directors and executive officers (filed as Exhbit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.34
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.35
Second Amended and Restated Credit Agreement, dated September 13, 2007, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.36
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

10.38
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

10.40
Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.41
Guaranty Supplement dated September 25, 2007, by HSTD LLC and STERIS Corporation filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.42	Guaranty Supplement dated December 7, 2010 by PeriOptimum, Inc. and STERIS Corporation.

10.43
Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.44
Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.45	Guaranty Supplement dated December 7, 2010 by PeriOptimum, Inc. and STERIS Corporation.

21.1	Subsidiaries of STERIS Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

STERIS CORPORATION (Registrant)

Date: May 27, 2011	By:	/S/ MICHAEL J. TOKICH
Michael J. Tokich
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M ROSEBROUGH, JR.	President, Chief Executive Officer and Director	May 27, 2011
Walter M Rosebrough, Jr.
/S/ MICHAEL J. TOKICH	Senior Vice President and Chief Financial Officer	May 27, 2011
Michael J. Tokich
*	Chairman and Director	May 27, 2011
John P. Wareham
*	Director	May 27, 2011
Richard C. Breeden
*	Director	May 27, 2011
Cynthia L. Feldmann
*	Director	May 27, 2011
David B. Lewis
*	Director	May 27, 2011
Jacqueline B. Kosecoff
*	Director	May 27, 2011
Kevin M. McMullen
*	Director	May 27, 2011
Mohsen M. Sohi
*	Director	May 27, 2011
Loyal W. Wilson
*	Director	May 27, 2011
Michael B. Wood

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

	By:	/s/ MARK D. MCGINLEY
Date: May 27, 2011	Mark D. McGinley, Attorney-in-Fact for Directors

EXHIBIT INDEX

(a)

Exhibit Number	Exhibit Description
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

10.21
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).

10.22	STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees.

10.23	STERIS Corporation Form of Restricted Stock Agreement for Employees.

10.24	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.25
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.26
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.27	STERIS Corporation Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).

10.28
STERIS Corporation Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2010 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed June 8, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.29
Form of Change of Control Agreement between STERIS Corporation and certain executive officers of STERIS Corporation other than Mr. Walter M Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q filed for the quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

10.30
Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.31
Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.32
Executive Retention Agreement dated April 1, 2010 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.1 to Form10-Q filed for the fiscal quarter ended June 30, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.33
Form of Indemnification Agreement between STERIS Corporation and each of its directors and executive officers (filed as Exhbit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commision File No. 1-14643), and incorporated herin by reference).

10.34
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.35
Second Amended and Restated Credit Agreement, dated September 13, 2007, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.36
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

10.38
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

10.40
Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.41
Guaranty Supplement dated September 25, 2007, by HSTD LLC and STERIS Corporation filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.42	Guaranty Supplement dated December 7, 2010 by PeriOptimum, Inc. and STERIS Corporation.

10.43
Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.44
Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q filed for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.45	Guaranty Supplement dated December 7, 2010 by PeriOptimum, Inc. and STERIS Corporation.

21.1	Subsidiaries of STERIS Corporation

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of the Principal executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002