Form 10-Q/A
period 2010-06-30
STERIS CORP
filed 2011-06-23
CIK 815065

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

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 of STERIS Corporation (the “Company”), originally filed with the Securities and Exchange Commission on August 9, 2010, reformats the “Matters Affecting Comparability” and “Results of Operations” portions, and adds a new “Non-GAAP Financial Measures” portion, of Management’s Discussion & Analysis contained in Item 2 of the previously filed Form 10-Q to present the reconciliation of GAAP and non-GAAP numbers and the discussion thereof in a different manner, adds related cross references and updates the dates of the certifications contained in Exhibits 31.1 and 31.2 of such Quarterly Report as of the filing date of this Amendment No. 1.

Except for the reformatted presentation of the reconciliations and discussion, cross references, and the referenced certification updates, this Amendment No. 1 to the Company’s Quarterly Report on Form10-Q/A does not change any of the previously filed information or results for the quarter, and does not update any disclosure from, or reflect any event occurring subsequent to August 9, 2010, which is the filing date of the Quarterly Report on Form 10-Q as originally filed.

STERIS Corporation and Subsidiaries

Form 10-Q

Index

		Page
Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Part II - Other Information

Item 6.	Exhibits	18

	Signature	19

PART 1 - FINANCIAL INFORMATION

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

Revenues for the first quarter of fiscal 2011 were $189.0 million and gross margin percentage for the period was 9.6%. Excluding the impact of the Rebate Program, fiscal 2011 first quarter revenues were $291.3 million compared to $283.5 million in the first quarter of fiscal 2010, representing an increase of $7.8 million, or 2.7%, driven by increases in all business segments (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Excluding the impact of the Rebate Program, our adjusted gross margin percentage for the first quarter of fiscal 2011 was 44% (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures), the same as in the first quarter of the prior fiscal year, reflecting the impact of price increases and efficiencies, offset by lower SYSTEM 1 consumable volume and unfavorable changes in foreign exchange.

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

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2011, our revenues were favorably impacted by $0.9 million, or 0.5%, and income before taxes was favorably impacted by $1.9 million, or 3.0%, as a result of foreign currency movements relative to the U.S. dollar.

Non-GAAP Financial Measures

We, at times, refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. We, may refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparisons between the periods presented.

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

To supplement our financial results presented in accordance with U.S. GAAP, we have sometimes referred to certain measures of revenues, gross profit, and the Healthcare segment results of operations in the section of MD&A titled, “Results of Operations” excluding the impact of the SYSTEM 1 Rebate Program. We provide adjusted measures to give the reader a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. These measures are used by management and the Board of Directors in making comparisons to our historical operating results and analyzing the underlying performance of our operations. The tables below provide a reconciliation of each of these measures to its most directly comparable GAAP financial measure.

(dollars in thousands)	Three months ended June 30, 2010
Reported revenues	$188,980
Impact of the SYSTEM 1 Rebate Program	102,313

Adjusted revenues	$291,293

Reported capital revenues	$939
Impact of the SYSTEM 1 Rebate Program	102,313

Adjusted capital revenues	$103,252

Reported United States revenues	$123,775
Impact of the SYSTEM 1 Rebate Program	102,313

Adjusted United States Revenues	$226,088

Reported Healthcare revenues	$103,766
Impact of the SYSTEM 1 Rebate Program	102,313

Adjusted Healthcare revenues	$206,079

Reported gross profit	$18,066
Impact of the SYSTEM 1 Rebate Program	110,004

Adjusted gross profit	$128,070

Reported gross profit percentage	9.6%
Impact of the SYSTEM 1 Rebate Program	34.4%

Adjusted gross profit percentage	44.0%

Reported Healthcare operating income	$(77,912)
Impact of the SYSTEM 1 Rebate Program	110,004

Adjusted Healthcare operating income	$32,092

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three months ended June 30, 2010 to the three months ended June 30, 2009:

	Three Months Ended
	June 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Total Revenues	$188,980	$283,543	$(94,563)	(33.4)%
Revenues by type:
Capital Revenues	939	92,703	(91,764)	(99.0)%
Consumable Revenues	76,333	80,797	$(4,464)	(5.5)%
Service Revenues	111,708	110,043	$1,665	1.5%
Revenue by geography:
United States	123,775	223,806	(100,031)	(44.7)%
International	65,205	59,767	5,438	9.1%

Revenues decreased $94.6 million, or 33.4%, to $189.0 million for the quarter ended June 30, 2010, as compared to $283.5 million for the same prior year quarter. The decline reflects the $102.3 million negative impact of the Rebate Program. Adjusted revenues, excluding the impact of the Rebate Program, increased $7.8 million, or 2.7%, to $291.3 million for the quarter ended June 30, 2010 (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Capital revenues decreased $91.8 million or 99.0%. The decline reflects the $102.3 million negative impact of the Rebate Program. Adjusted capital revenues increased $10.5 million in the first quarter of fiscal 2011 (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures), primarily driven by higher demand in North America from Healthcare Customers. Service revenues increased $1.7 million in the first quarter of fiscal 2011 primarily due to an increase in the Isomedix segment, although these increases were partially offset by a decrease within the Healthcare business segment. Consumable revenues decreased $4.5 million for the quarter ended June 30, 2010, primarily driven by decreases within the Healthcare segment attributable to reductions in SYSTEM 1 consumables and lower H1N1 product sales as compared to the prior year quarter.

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

United States revenues decreased $100.0 million, or 44.7%, to $123.8 million for the quarter ended June 30, 2010, as compared to $223.8 million in the same prior year quarter. The decline reflects the $102.3 million negative impact of the Rebate Program. Adjusted United States revenues increased $2.3 million, or 1.0%, to $226.1 million for the quarter ended June 30, 2010 (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase in adjusted United States revenues was primarily driven by an increase in Healthcare capital equipment revenues (excluding the impact of the Rebate Program) partially offset by a 23.9% decrease in Life Sciences capital equipment revenues. United States recurring revenues decreased 2.7% for the first quarter of fiscal 2011, and reflect a decrease of 7.1% in consumable revenues. The decline is primarily attributable to the decrease in SYSTEM 1 consumables.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2010 to the three months ended June 30, 2009:

	Three Months Ended
	June 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Gross Profit:
Product	$(29,304)	$79,223	$(108,527)	(137.0)%
Service	47,370	45,613	1,757	3.9%

Total Gross Profit	$18,066	$124,836	$(106,770)	(85.5)%

Gross Profit Percentage:
Product	(37.9)%	45.7%
Service	42.4%	41.5%

Total Gross Profit Percentage	9.6%	44.0%

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the first quarter of fiscal 2011 amounted to 9.6% compared to 44.0% in the first quarter of fiscal 2010. The most significant driver of this decline is the $110.0 million negative impact of the Rebate Program. Adjusted gross profit percentage amounted to 44.0% in the quarter and was flat compared with the prior year (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Reductions in SYSTEM 1 consumables volume along with a negative foreign currency impact were offset by productivity improvements and favorable product mix within the Life Sciences and Isomedix segments.

Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2010 to the three months ended June 30, 2009:

	June 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Operating Expenses:
Selling, General, and Administrative	$72,117	$74,605	$(2,488)	(3.3)%
Research and Development	8,609	7,580	1,029	13.6%
Restructuring Expenses	341	(211)	552	NM

Total Operating Expenses	$81,067	$81,974	$(907)	(1.1)%

NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. The decrease in SG&A expense in the first quarter of fiscal 2011 reflects the benefit of cost reduction actions previously implemented as well as improved operating efficiencies.

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

In the first quarters of 2011 and 2010, we did not incur any significant additional expenses related to our previously announced restructuring plans, and we settled certain obligations for less than originally expected. The following tables summarize our total pre-tax restructuring expenses for the first quarter of fiscal 2011 and fiscal 2010:

Fiscal 2010
(dollars in thousands) Three Months Ended June 30, 2010	Restructuring Plan (1)
Severance, payroll, and other related costs	$(17)
Asset impairment and accelerated depreciation	356
Other	7

Total restructuring charges	$346

(1)	Includes $5 in charges recorded in cost of revenues on Consolidated Statements of Operations.

Fiscal 2009
(dollars in thousands) Three Months Ended June 30, 2009	Restructuring Plan (1)
Severance, payroll, and other related costs	$(46)
Product rationalization	(233)
Other	13

Total restructuring charges	$(266)

(1)	Includes $(55) in charges recorded in cost of revenues on Consolidated Statements of Operations.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2011
(dollars in thousands)	March 31, 2010	Provision	Payments/ Impairments	June 30, 2010
Severance and termination benefits	$1,894	$(17)	$(246)	$1,631
Asset impairments	—	356	(356)	—
Lease termination obligations	1,200	—	—	1,200
Other	509	7	(44)	472

Total	$3,603	$346	$(646)	$3,303

	Fiscal 2008 Restructuring Plan
		Fiscal 2011
(dollars in thousands)	March 31, 2010	Provision	Payments/ Impairments	June 30, 2010
Severance and termination benefits	$102	$—	$(70)	$32
Asset impairments	289	—	—	289
Lease termination obligations	411	—	(76)	335

Total	$802	$—	$(146)	$656

Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expense for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
(dollars in thousands)	2010	2009	Change
Non-Operating Expenses, Net:
Interest Expense	$3,007	$3,083	$(76)
Interest and Miscellaneous Income	(162)	(218)	56

Non-Operating Expenses, Net	$2,845	$2,865	$(20)

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

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for operations, excluding the impact of the Rebate Program, for the three months ended June 30, 2010 to the three months ended June 30, 2009:

	Three Months Ended June 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Income Tax Expense	$(20,636)	$14,455	$(35,091)	(242.8)%
Effective Income Tax Rate	31.3%	36.1%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended June 30, 2010 and 2009 were 31.3% and 36.1%, respectively. Because the accrual established during the three month period ended June 30, 2010 in connection with the Rebate Program was incurred in the United States at a higher effective tax rate, a higher portion of the projected income before income taxes will be subject to taxes in jurisdictions with lower tax rates. In addition, we benefited from the settlement of certain tax years under examination in the United States during the three-month period ended June 30, 2009 and favorable changes in our valuation allowance.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010, provides additional information regarding each business segment. The following table compares business segment revenues for the three months ended June 30, 2010 to the three months ended June 30, 2009:

	Three Months Ended June 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Revenues:
Healthcare	$103,766	$200,604	$(96,838)	(48.3%)
Life Sciences	46,614	46,116	498	1.1%
Isomedix	37,676	35,407	2,269	6.4%

Total reportable segments	188,056	282,127	(94,071)	(33.3%)
Corporate and other	924	1,416	(492)	(34.7%)

Total Revenues	$188,980	$283,543	$(94,563)	(33.4)%

Healthcare revenues decreased $96.8 million, or 48.3%, to $103.8 million for the quarter ended June 30, 2010, as compared to $200.6 million for the same prior year quarter. The primary driver of the decline was the $102.3 million negative impact of the Rebate Program. Adjusted Healthcare revenues increased $5.5 million, or 2.7%, to $206.1 million for the quarter ended June 30, 2010 (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures), as compared to $200.6 million for the same prior year quarter. The increase in adjusted Healthcare revenues was due to an increase in capital equipment revenues (excluding the impact of the Rebate Program) primarily because of higher demand for our products in North America and Latin America. This increase was partially offset by declines in revenues from consumables and service of 9.4% and 1.4%, respectively. Consumable revenues decreased in all geographies, although the primary driver was lower demand in the United States for SYSTEM 1 consumables and lower H1N1 product related sales. At June 30, 2010, the Healthcare segment’s backlog amounted to $134.2 million, increasing $6.4 million, or 5.0%, compared to the backlog of $127.8 million at March 31, 2010 and increasing $1.8 million, or 1.4%, compared to the backlog of $132.4 million at June 30, 2009. The increase is driven by demand for new products.

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

Isomedix revenues increased $2.3 million, or 6.4%, to $37.7 million for the quarter ended June 30, 2010, as compared to $35.4 million for the same prior year quarter. Revenues were favorably impacted by increased demand from our medical device Customers.

The following table compares our business segment operating results for the three months ended June 30, 2010 to the three months ended June 30, 2009:

	Three Months Ended June 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Operating Income (Loss):
Healthcare	$(77,912)	$32,102	$(110,014)	(342.7)%
Life Sciences	6,295	4,779	1,516	31.7%
Isomedix	10,584	8,339	2,245	26.9%

Total reportable segments	(61,033)	45,220	(106,253)	(235.0)%
Corporate and other	(1,968)	(2,358)	390	16.5%

Total Operating Income (Loss)	$(63,001)	$42,862	$(105,863)	(247.0)%

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

The Healthcare segment’s operating loss was $77.9 million for the first quarter of fiscal 2011 compared to $32.1 million for the first quarter of fiscal 2010. The loss is attributable to the $110.0 million negative impact of the Rebate Program. Adjusted Healthcare operating income was $32.1 for the three months ended June 30, 2010 (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Adjusted operating income was flat compared with the prior year. The segment’s operating margin, excluding the impact of the Rebate Program, declined relative to the prior year period primarily due to reductions in SYSTEM 1 consumables volume.

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

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $29.7 million for the first three months of fiscal 2011 compared to $32.6 million for the first three months of fiscal 2010. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items - Our non-cash items include depreciation, depletion and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Changes in our non-cash items used cash of $28.5 million for the first three months of fiscal 2011 and provided cash of $11.6 million for the first three months of fiscal 2010. Significant changes in these items for the first quarter of fiscal 2011 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization - Depreciation, depletion, and amortization is a significant component of non-cash items. This expense totaled $13.0 million and $13.9 million for the first three months of fiscal 2011 and fiscal 2010, respectively.

•

Deferred income taxes - Our deferred income tax benefit was $44.5 million for the first three months of fiscal 2011, compared with a deferred income tax benefit of $4.4 million for the first three months of fiscal 2010. The increase is attributable to the recognition of a deferred tax asset in connection with the recording of the SYSTEM 1 Rebate Program accrual.

•	Share-based compensation expense - We recorded share-based compensation expense of $3.9 million and $2.0 million for the first three months of fiscal 2011 and fiscal 2010, respectively.

•

Changes in operating assets and liabilities - Changes to our operating assets and liabilities, including the change in Accrued System 1 Rebate Program, provided cash of $103.4 million and used cash of $4.5 million during the first quarters of fiscal 2011 and fiscal 2010, respectively.

•

Accounts receivable, net - Changes in our net accounts receivable balances provided cash of $25.8 million and $38.3 million during the first three months of fiscal 2011 and fiscal 2010, respectively. Our accounts receivable balances may change from period to period due to the timing of revenues and Customer payments.

•

Inventories, net - Increases in our net inventory balances drove uses of cash of $14.2 million and $1.9 million during the first three months of fiscal 2011 and fiscal 2010, respectively. The increase resulted from a higher level of inventory due to higher production volume levels and new product inventory.

•

Other current assets - Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in other current asset balances provided cash of $3.0 million and $5.5 million during the first three months of fiscal 2011 and 2010, respectively.

•

Accounts payable - Decreases in our accounts payable balances drove uses of cash of $1.1 million and $18.5 million during the first three months of fiscal 2011 and fiscal 2010, respectively. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•	Accrued SYSTEM 1 Rebate Program - The increase results from the establishment of the accrual of $110.0 million for liabilities resulting from the SYSTEM 1 Rebate Program.

•

Accruals and other, net - Changes in our net accruals and other liabilities balances used cash of $20.1 million and $27.8 million during the first three months of fiscal 2011 and fiscal 2010, respectively. Cash flows related to our accruals and other liabilities balances may change from period to period primarily due to the timing of accruals and payments under our incentive compensation programs. Accruals under our various incentive compensation programs rise during the course of the fiscal year and decline significantly in the first fiscal quarter as payments are made under these programs. Changes in accruals for deferred revenues also contribute to the increase or decrease in these balances.

Net Cash Used In Investing Activities - The net cash we used in investing activities totaled $12.4 million for the first three months of fiscal 2011 compared with $8.2 million for the first three months of fiscal 2010. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2011 and fiscal 2010:

•

Purchases of property, plant, equipment, and intangibles, net - Capital expenditures increased $4.0 million to $12.4 million during the first three months of fiscal 2011 as compared to $8.4 million during the same prior year period. Radioisotope purchases were higher during the first three months of fiscal 2011 in comparison to fiscal 2010.

Net Cash Used In Financing Activities - The net cash used in financing activities amounted to $3.7 million for the first three months of fiscal 2011 compared with net cash used in financing activities of $6.2 million for the first three months of fiscal 2010. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2011 and fiscal 2010:

•

Repurchases of common shares - The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first three months of fiscal 2011 and fiscal 2010, we did not repurchase any common shares.

•

Cash dividends paid to common shareholders - During the first three months of fiscal 2011, we paid total cash dividends of $6.5 million, or $0.11 per outstanding common share. During the first three months of fiscal 2010, we paid total cash dividends of $6.4 million, or $0.11 per outstanding common share.

•

Stock option and other equity transactions, net - We receive cash for issuing common shares under our various employee stock compensation programs. During the first three months of fiscal 2011 and fiscal 2010, we received cash proceeds totaling $2.2 million and $0.2 million, respectively, under these programs.

•

Tax benefit from stock options exercised - During the first three months of fiscal 2011, our income taxes were reduced by $0.7 million as a result of deductions allowed for stock options exercised. The reduction in the fiscal 2010 comparable period was less than $0.1 million.

Cash Flow Measures. Free cash flow was $17.3 million in the first quarter of fiscal 2011 compared to $24.4 million in the prior year first quarter due to changes in operating assets and liabilities and higher capital spending levels. Our debt-to-total capital ratio was 23.2% at June 30, 2010 and 21.8% at March 31, 2010.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010. Our commercial commitments were approximately $39.4 million at June 30, 2010 reflecting a net increase of $2.7 million in surety bonds and other commercial commitments from March 31, 2010. In conjunction with facility consolidation projects, we have entered into commitments aggregating approximately $8.1 million with general contractors as of June 30, 2010. These obligations are comprised principally of construction contracts and are generally due within 24 months. The related construction costs are incurred and financed through operating cash flow. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2010. At June 30, 2010, there was $375.8 million available under the Facility for borrowing. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility ($24.2 million at June 30, 2010).

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

International Operations

Since we conduct operations outside the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2011, our revenues were favorably impacted by 0.9 million, or 0.5%, and income before income taxes was favorably impacted by $1.9 million, or 3.0%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws or government regulations or the application or interpretation thereof. Other risk factors are described herein and in the Company’s Form 10-K and other securities filings. Many of these important factors are outside STERIS’s control. No assurances can be provided as to any outcome from litigation, regulatory action, administrative proceedings, government investigations, warning letters, cost reductions, business strategies, earnings and revenue trends, expense reduction or other future financial results. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or the Company’s business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that the application of or compliance with laws, court rulings, regulations, regulatory actions, including without limitation previously disclosed FDA warning letters, government investigations, the December 3, 2009 or February 22, 2010 FDA notices, the Consent Decree, Transition Plan, Rebate Program, the EPS System or other requirements or standards may delay or limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest or effects of fluctuations in currencies, tax assessments or rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company’s products and services, (f) the possibility that anticipated growth, cost savings, or other results may not be achieved or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the Consent Decree, the transition to the new liquid chemical sterilant processing system, or those matters described in our Form 10-K for the year ended March 31, 2010 and this Form 10-Q may adversely impact our performance, results, prospects or value, (g) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2010 and this Form 10-Q for the quarter ended June 30, 2010.

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

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich
Senior Vice President and Chief Financial Officer
June 23, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.