Form 10-Q/A
period 2010-09-30
STERIS CORP
filed 2011-06-23
CIK 815065

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

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 of STERIS Corporation (the “Company”), originally filed with the Securities and Exchange Commission on November 9, 2010, reformats the “Matters Affecting Comparability” and “Results of Operations” portions, and adds a new “Non-GAAP Financial Measures” portion, of Management’s Discussion & Analysis contained in Item 2 of the previously filed Form 10-Q to present the reconciliation of GAAP and non-GAAP numbers and the discussion thereof in a different manner, adds related cross references and updates the dates of the certifications contained in Exhibits 31.1 and 31.2 of such Quarterly Report as of the filing date of this Amendment No. 1.

Except for the reformatted presentation of the reconciliations and discussion, cross references, and the referenced certification updates, this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A does not change any of the previously filed information or results for the quarter, and does not update any disclosure from, or reflect any event occurring subsequent to November 9, 2010, which is the filing date of the Quarterly Report on Form 10-Q as originally filed.

STERIS Corporation and Subsidiaries

Form 10-Q/A

Index

		Page
Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Part II - Other Information

Item 6.	Exhibits	22

	Signature	23

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

Fiscal 2011 second quarter revenues were $312.4 million representing a decrease of 0.6% compared to the second quarter of fiscal 2010. Our gross margin percentage for the fiscal 2011 second quarter was 43.2%, representing a 100 basis point increase over the prior year period, driven primarily by productivity improvements and favorable product mix. Fiscal 2011 first half revenues were $501.4 million and gross margin percentage was 30.5%. Adjusted revenues, excluding the $102.3 million negative impact of the Rebate Program, for the fiscal 2011 first half were $603.7 million (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures) compared to $597.8 million in the first half of fiscal 2010, representing an increase of $5.9 million, or 1.0%, driven primarily by growth in the Isomedix business segment and capital equipment growth in the United States Healthcare business segment. Adjusted gross margin percentage, excluding the $110.0 million negative impact of the Rebate Program, for the first half of fiscal 2011 was 43.6% (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures), an improvement of 50 basis points over the first half of the prior fiscal year, reflecting the impact of productivity improvements, price increases, and favorable product mix, partially offset by unfavorable foreign currency fluctuations.

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

Six months ended
(dollars in thousands)	September 30, 2010
Reported revenues	$501,405
Impact of the SYSTEM 1 Rebate Program	102,313

Adjusted revenues	$603,718

Reported capital revenues	$121,247
Impact of the SYSTEM 1 Rebate Program	102,313

Adjusted capital revenues	$223,560

Reported United States revenues	$361,728
Impact of the SYSTEM 1 Rebate Program	102,313

Adjusted United States Revenues	$464,041

Reported Healthcare revenues	$323,880
Impact of the SYSTEM 1 Rebate Program	102,313

Adjusted Healthcare revenues	$426,193

Reported gross profit	$153,121
Impact of the SYSTEM 1 Rebate Program	110,004

Adjusted gross profit	$263,125

Reported gross profit percentage	30.5%
Impact of the SYSTEM 1 Rebate Program	13.1%

Adjusted gross profit percentage	43.6%

Reported Healthcare operating income	$(39,849)
Impact of the SYSTEM 1 Rebate Program	110,004

Adjusted Healthcare operating income	$70,155

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2011 compared with the same fiscal 2010 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three and six months ended September 30, 2010 to the revenues for the three and six months ended September 30, 2009:

	Three Months Ended
	September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Total Revenues	$312,425	$314,229	$(1,804)	(0.6)%
Revenues by type:
Capital Revenues	120,308	119,147	1,161	1.0%
Consumable Revenues	76,784	79,988	$(3,204)	(4.0)%
Service Revenues	115,333	115,094	$239	0.2%
Revenue by geography:
United States	237,953	238,292	(339)	(0.1)%
International	74,472	75,937	(1,465)	(1.9)%

	Six Months Ended
	September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Total Revenues	$501,405	$597,772	$(96,367)	(16.1)%
Revenue by type:
Capital revenues	121,247	211,850	(90,603)	(42.8)%
Consumable Revenues	153,117	160,785	(7,668)	(4.8)%
Service revenues	227,041	225,137	1,904	0.8%
Revenues by geography:
United States	361,728	462,098	(100,370)	(21.7)%
International	139,677	135,674	4,003	3.0%

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

First Half over First Half Comparison

Revenues decreased $96.4 million, or 16.1%, to $501.4 million for the first half of fiscal 2011, as compared to revenues of $597.8 million during the first half of fiscal 2010. The decline reflects the $102.3 million negative impact of the Rebate Program. Adjusted revenues, excluding the impact of the Rebate Program, increased $5.9 million, or 1.0%, to $603.7 million for the first half of fiscal 2011, as compared to revenues of $597.8 million during the first half of fiscal 2010 (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Capital equipment revenues decreased $90.6 million or 42.8%. The decrease in capital equipment revenues reflects the $102.3 million negative impact of the Rebate Program on Healthcare capital equipment revenues. Adjusted capital equipment revenues, excluding the impact of the Rebate Program (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures), increased $11.7 million or 5.5%, driven by improved demand within the North America, Asia Pacific and Latin America regions partially offset by a decline in Europe. Recurring revenues decreased $5.8 million or 1.5% driven by weaker demand in United States and Europe reflecting decreases in SYSTEM 1 consumables and consumables associated with H1N1.

International revenues for the first half of fiscal 2011 were $139.7 million, an increase of $4.0 million, or 3.0%, as compared to the first half of fiscal 2010. Fiscal 2011 year-to-date international revenues were favorably impacted by a 0.9% increase in capital equipment revenue and a 5.0% increase in recurring revenues, reflecting increases in both consumable and service revenues of 3.6% and 6.5%, respectively.

United States revenues for the first half of fiscal 2011 decreased $100.4 million, or 21.7%, as compared to the first half of fiscal 2010. The fiscal 2011 decrease was primarily driven by the $102.3 million negative impact of the Rebate Program. Adjusted United States revenues for the first half of fiscal 2011 were $464.0 million, an increase of $1.9 million, or 0.4%, as compared to the first half of fiscal 2010 (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The fiscal 2011 year-to-date increase in United States revenues was primarily driven by increases in capital equipment revenues (excluding the impact of the Rebate Program) and service revenues generated by our Isomedix segment. These increases were largely offset by a 7.0% decrease in consumable revenues.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three and six months ended September 30, 2010 to the three and six months ended September 30, 2009:

	Three Months Ended
	September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Gross Profit:
Product	$86,356	$83,177	$3,179	3.8%
Service	48,699	49,478	(779)	(1.6)%

Total Gross Profit	$135,055	$132,655	$2,400	1.8%

Gross Profit Percentage:
Product	43.8%	41.8%
Service	42.2%	43.0%

Total Gross Profit Percentage	43.2%	42.2%

	Six Months Ended
	September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Gross Profit:
Product	$57,052	$162,400	$(105,348)	(64.9)%
Service	96,069	95,091	978	1.0%

Total Gross Profit	$153,121	$257,491	$(104,370)	(40.5)%

Gross Profit Percentage:
Product	20.8%	43.6%
Service	42.3%	42.2%

Total Gross Profit Percentage	30.5%	43.1%

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the second quarter of fiscal 2011 amounted to 43.2%, representing an increase of 100 basis points as compared to the same prior year period. For the first half of fiscal 2011, the gross profit percentage amounted to 30.5%. The most significant driver of this decrease is the $110.0 million negative impact of the Rebate Program. Adjusted gross profit percentage for the first half of fiscal 2011 amounted to 43.6% (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). During both fiscal 2011 periods, we benefited from productivity improvements, price increases, and favorable product mix, partially offset by unfavorable foreign currency fluctuations. None of these items were individually significant in the quarter over quarter comparison. In the year to date period, productivity improvements contributed 40 bps and the impact of foreign currency fluctuations was a negative 60 bps.

Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2010 to the three and six months ended September 30, 2009:

	Three Months Ended
	September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Operating Expenses:
Selling, General, and Administrative	$71,999	$74,516	$(2,517)	(3.4)%
Research and Development	8,043	8,189	(146)	(1.8)%
Restructuring Expenses	105	(115)	220	NM

Total Operating Expenses	$80,147	$82,590	$(2,443)	(3.0)%

NM - Not meaningful.

	Six Months Ended
	September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Operating Expenses:
Selling, General, and Administrative	$144,116	$149,121	$(5,005)	(3.4)%
Research and Development	16,652	15,769	883	5.6%
Restructuring Expenses	446	(327)	773	NM

Total Operating Expenses	$161,214	$164,563	$(3,349)	(2.0)%

NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. The decrease in SG&A expense reflects the benefit of cost reduction actions previously implemented as well as improved operating efficiencies.

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

In the second quarters of fiscal 2011 and 2010, we did not incur any significant additional expenses related to our previously announced restructuring plans, and we settled certain obligations for less than originally expected. The following tables summarize our total pre-tax restructuring expenses for the second quarter and first half of fiscal 2011 and fiscal 2010:

Three Months Ended September 30, 2010	Fiscal 2010 Restructuring Plan (1)
Severance, payroll, and other related costs	$23
Other	77

Total restructuring charges	$100

(1)	Includes $(5) in charges recorded in cost of revenues on Consolidated Statements of Operations.

Fiscal 2009
Restructuring
Three Months Ended September 30, 2009	Plan (1)
Severance, payroll, and other related costs	$33
Asset impairment	(14)
Lease termination obligations and other	(321)

Total restructuring charges	$(302)

(1)	Includes $(187) in charges recorded in cost of revenues on Consolidated Statements of Operations.

Fiscal 2010
Restructuring
Six Months Ended September 30, 2010	Plan
Severance, payroll, and other related costs	$6
Asset impairment and accelerated depreciation	356
Other	84

Total restructuring charges	$446

Fiscal 2009
Restructuring
Six Months Ended September 30, 2009	Plan (2)
Severance, payroll, and other related costs	$(13)
Product rationalization	(234)
Lease termination obligations and other	(308)
Asset impairment	(14)

Total restructuring charges	$(569)

(2)	Includes $(242) in charges recorded in cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2011
(dollars in thousands)	March 31, 2010	Provision	Payments/ Impairments	September 30, 2010
Severance and termination benefits	$1,894	$6	$(225)	$1,675
Asset impairments	—	356	(356)	—
Lease termination obligations	1,200	—	—	1,200
Other	509	84	(121)	472

Total	$3,603	$446	$(702)	$3,347

	Fiscal 2008 Restructuring Plan
		Fiscal 2011
(dollars in thousands)	March 31, 2010	Provision	Payments/ Impairments	September 30, 2010
Severance and termination benefits	$102	$—	$(102)	$—
Asset impairments	289	—	—	289
Lease termination obligations	411	—	(152)	259

Total	$802	$—	$(254)	$548

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

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for operations for the three and six months ended September 30, 2010 to the three and six months ended September 30, 2009:

	Three Months Ended September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Income Tax Expense	$16,389	$15,129	$1,260	8.3%
Effective Income Tax Rate	31.5%	32.0%

	Six Months Ended September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Income Tax (Benefit) Expense	$(4,247)	$29,584	$(33,831)	(114.4)%
Effective Income Tax Rate	(4.4)%	33.9%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and six month periods ended September 30, 2010 were 31.5% and 4.4%, respectively, compared with 32.0% and 33.9%, respectively, for the same prior year periods. Fiscal 2011 income taxes reflect the reduction in income taxes that results from the $110.0 million negative impact of the Rebate Program on pre-tax income. We benefited from the settlement with tax authorities outside the United States during the three and six month periods ended September 30, 2009.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010, provides additional information regarding each business segment. The following table compares business segment revenues for the three and six months ended September 30, 2010 to the three and six months ended September 30, 2009:

	Three Months Ended September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Revenues:
Healthcare	$220,114	$223,006	$(2,892)	(1.3%)
Life Sciences	53,513	54,401	(888)	(1.6%)
Isomedix	37,964	34,735	3,229	9.3%

Total reportable segments	311,591	312,142	(551)	(0.2%)
Corporate and other	834	2,087	(1,253)	(60.0%)

Total Revenues	$312,425	$314,229	$(1,804)	(0.6)%

	Six Months Ended September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Revenues:
Healthcare	$323,880	$423,610	$(99,730)	(23.5%)
Life Sciences	100,127	100,517	(390)	(0.4%)
Isomedix	75,640	70,142	5,498	7.8%

Total reportable segments	499,647	594,269	(94,622)	(15.9%)
Corporate and other	1,758	3,503	(1,745)	(49.8%)

Total Revenues	$501,405	$597,772	$(96,367)	(16.1)%

Healthcare segment revenues were 70.5% of total revenues for the second quarter of fiscal 2011 compared with 71.0% for the same prior year period. Healthcare revenues decreased $2.9 million, or 1.3%, to $220.1 million for the quarter ended September 30, 2010, as compared to $223.0 million for the same prior year quarter. Capital equipment revenues grew 1.8% because of higher demand for our products in the United States. This increase was more than offset by declines in revenues from consumables and services of 5.6% and 1.9%, respectively. The decline in consumable revenues was driven by lower demand in the United States for SYSTEM 1 consumables and reductions in consumables associated with H1N1. At September 30, 2010, the Healthcare segment’s backlog amounted to $154.3 million, increasing $24.4 million, or 18.7%, compared to the backlog of $129.9 million at September 30, 2009 and increasing $20.1 million, or 15.0%, compared to the backlog of $134.2 million at June 30, 2010. The increase is driven by new products, particularly SYSTEM 1E.

Healthcare revenues decreased $99.7 million, or 23.5%, to $323.9 million for the first half of fiscal 2011. The primary driver of the decline is the $102.3 million negative impact of the Rebate Program. Adjusted Healthcare revenues increased $2.6 million, or 0.6%, to $426.2 million for the six months ended September 30, 2010 (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures), as compared to $423.6 million for the same prior year period. This increase is primarily attributable to higher capital equipment revenues within the United States (excluding the impact of the Rebate Program). Consumable revenues decreased 7.5%, driven primarily from decreases within the United States. Service revenues also decreased 1.6% with decreases in all geographies.

Life Sciences segment revenues were 17.1% of total revenues for the second quarter of fiscal 2011 as compared to 17.3% for the same prior year quarter. Life Sciences revenues decreased $0.9 million, or 1.6%, to $53.5 million for the quarter ended September 30, 2010, as compared to $54.4 million for the same prior year quarter. The decrease in Life Sciences revenues was driven by decreases of 3.3% in both capital equipment and service revenues, partially offset by a 2.4% increase in consumable revenues. The declines in capital equipment and service revenues primarily occurred within the United States and Europe as consolidations within the industry continue to limit order levels from our pharmaceutical Customers. At September 30, 2010, the Life Sciences segment’s backlog amounted to $38.0 million, decreasing $8.5 million, or 18.4% compared to the backlog of $46.5 million at September 30, 2009 and decreasing $0.1 million, or 0.1%, compared to the backlog of $37.9 million at June 30, 2010.

Life Sciences revenues decreased $0.4 million, or 0.4%, to $100.1 million for the first half of fiscal 2011, as compared to $100.5 million for the same prior year period. The decrease in Life Sciences revenues was primarily driven by a 7.4% decrease in capital equipment revenues reflecting declines in United States, Europe and Latin America. Capital equipment revenues continue to be impacted by consolidations within the industry limiting order levels from our pharmaceutical Customers. Recurring revenues grew $2.2 million or 3.4% reflecting consumable revenue growth of 7.2% and service revenue growth of 0.1%.

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

The Isomedix segment experienced increased revenue of $5.5 million, or 7.8%, to $75.6 million during the first half of fiscal 2011 as compared to $70.1 million for the same prior year period. Revenues were favorably impacted by increased demand from our medical device Customers, as well as modest market share gains.

The following table compares our business segment operating results for the three and six months ended September 30, 2010 to the three and six months ended September 30, 2009:

	Three Months Ended September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Operating Income (Loss):
Healthcare	$38,063	$36,366	$1,697	4.7%
Life Sciences	9,435	8,540	895	10.5%
Isomedix	10,024	7,401	2,623	35.4%

Total reportable segments	57,522	52,307	5,215	10.0%
Corporate and other	(2,614)	(2,242)	(372)	(16.6)%

Total Operating Income	$54,908	$50,065	$4,843	9.7%

	Six Months Ended September 30,			Percent
(dollars in thousands)	2010	2009	Change	Change
Operating Income (Loss):
Healthcare	$(39,849)	$68,469	$(108,318)	(158.2)%
Life Sciences	15,730	13,319	2,411	18.1%
Isomedix	20,608	15,740	4,868	30.9%

Total reportable segments	(3,511)	97,528	(101,039)	(103.6)%
Corporate and other	(4,582)	(4,600)	18	0.4%

Total Operating Income	$(8,093)	$92,928	$(101,021)	(108.7)%

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

The Healthcare segment’s operating income increased $1.7 million for the second quarter and declined $108.3 million in the first half of fiscal 2011 as compared to the same prior year periods. The segment’s operating income for the first half of fiscal 2011 includes the $110.0 million negative impact of the Rebate Program. Adjusted Healthcare operating income for the first half of fiscal 2011 was $70.2 million (see subsection of MD&A titled “Non-GAAP Financial Measures” for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures) representing an increase of $1.7 million over the prior year period. The improvement in operating income was driven by operating efficiencies.

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

The Isomedix segment’s operating income increased $2.6 million and $4.9 million for the second quarter and first six months of fiscal 2011, respectively, as compared to the same prior year periods. The segment’s operating margins were 26.4% and 27.2% for the second quarter and first half of fiscal 2011, representing increases of 510 basis points and 480 basis points, respectively, over the comparable prior year periods. The increases in operating income were due to increased revenues.

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

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $56.4 million for the first six months of fiscal 2011 as compared with $92.4 million for the first six months of fiscal 2010. The following discussion summarizes the significant changes in our operating cash flows:

•

Non-cash items - Our non-cash items include depreciation, depletion and amortization, share-based compensation expense, changes in deferred income taxes, and other items. Changes in our non-cash items were negative $7.6 million for the first six months of fiscal 2011 and positive $32.9 million for the first six months of fiscal 2010. Significant changes in these items for the first half of fiscal 2011 as compared to the same prior year period are summarized below:

•

Depreciation, depletion, and amortization - Depreciation, depletion, and amortization are a significant component of non-cash items. This expense totaled $26.3 million and $27.8 million for the first six months of fiscal 2011 and fiscal 2010, respectively.

•

Deferred income taxes - Our deferred income tax benefit was $44.8 million for the first six months of fiscal 2011, compared with a deferred income tax benefit of $2.1 million for the first six months of fiscal 2010. The increase is attributable to the recognition of a deferred tax asset in connection with the recording of the SYSTEM 1 Rebate Program accrual.

•	Share-based compensation expense - We recorded share-based compensation expense of $6.4 million and $4.0 million for the first six months of fiscal 2011 and fiscal 2010, respectively.

•

Changes in operating assets and liabilities - Changes to our operating assets and liabilities, including the change in Accrued System 1 Rebate Program, provided cash of $73.5 million and $1.8 million during the first half of fiscal 2011 and fiscal 2010, respectively.

•

Accounts receivable, net - Changes in our net accounts receivable balances provided cash of $13.6 million and $31.0 million during the first six months of fiscal 2011 and fiscal 2010, respectively. Our accounts receivable balances may change from period to period due to the timing of revenues and Customer payments.

•

Inventories, net - An increase in our net inventory balances drove use of cash of $22.6 million in the first half of fiscal 2011 and a decrease in net inventory balances in the first half fiscal 2010 provided cash of $9.1 million. The increase in inventory levels in fiscal 2011 is due to $16.9 million of SYSTEM 1E inventory.

•

Other current assets - Our other current assets primarily consist of prepaid expenses for insurance, taxes, and other general corporate items. Changes in other current asset balances provided cash of $2.8 million and $1.2 million during the first six months of fiscal 2011 and 2010, respectively.

•

Accounts payable - Decreases in our accounts payable balances drove uses of cash of $0.6 million and $13.6 million during the first six months of fiscal 2011 and fiscal 2010, respectively. Cash flows related to accounts payable may change from period to period due to varying payment due dates and other terms of our accounts payable obligations.

•

Accrued SYSTEM 1 Rebate Program - The increase results from the establishment of the accrual in the amount of $110.0 million for liabilities resulting from the SYSTEM 1 Rebate Program during the first six months of fiscal 2011, offset by the rebate settlements to date.

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

Net Cash Used In Investing Activities - The net cash we used in investing activities totaled $27.1 million for the first six months of fiscal 2011 compared with $18.0 million for the first six months of fiscal 2010. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2011 and fiscal 2010:

•

Purchases of property, plant, equipment, and intangibles, net - Capital expenditures were $27.2 million for the first six months of fiscal 2011 as compared to $18.5 million during the same prior year period. Radioisotope purchases were higher during the first six months of fiscal 2011 in comparison to fiscal 2010.

•	Proceeds from the sale of property, plant, equipment, and intangibles - During the first six months of fiscal 2011, we recorded proceeds of $0.2 million.

Net Cash Used In Financing Activities - The net cash used in financing activities amounted to $28.0 million for the first six months of fiscal 2011 compared with net cash used in financing activities of $10.6 million for the first six months of fiscal 2010. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2011 and fiscal 2010:

•

Repurchases of common shares - The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first six months of fiscal 2011, we paid for the repurchase of 533,200 of our common shares under this authorization at an average purchase price of $30.32 per common share. We also obtained 12,377 of our common shares during the first six months of fiscal 2011 in connection with stock-based compensation award programs.

•

Cash dividends paid to common shareholders - During the first six months of fiscal 2011, we paid total cash dividends of $15.5 million, or $0.26 per outstanding common share. During the first six months of fiscal 2010, we paid total cash dividends of $12.9 million, or $0.22 per outstanding common share.

•

Stock option and other equity transactions, net - We receive cash for issuing common shares under our various employee stock compensation programs. During the first six months of fiscal 2011 and fiscal 2010, we received cash proceeds totaling $3.3 million and $2.1 million, respectively, under these programs.

•

Tax benefit from stock options exercised - During the first six months of fiscal 2011, our income taxes were reduced by $0.8 million as a result of deductions allowed for stock options exercised. The reduction in the fiscal 2010 comparable period was $0.5 million.

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