Form 10-Q/A
period 2010-12-31
STERIS CORP
filed 2011-06-23
CIK 815065

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

The number of common shares outstanding as of January 31, 2011: 59,341,368
This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 of STERIS Corporation (the “Company”), originally filed with the Securities and Exchange Commission on February 9, 2011, reformats the "Matters Affecting Comparability" and "Results of Operations" portions, and adds a new "Non-GAAP Financial Measures" portion, of Management's Discussion & Analysis contained in Item 2 of the previously filed Form 10-Q to present the reconciliation of GAAP and Non-GAAP numbers and the discussion thereof in a different manner, adds cross references and updates the dates of the certifications contained in Exhibits 31.1 and 31.2 of such Quarterly Report as of the filing date of this Amendment No. 1.
Except for the reformatted presentation of the reconciliations and discussion, cross references, and the referenced certification updates, this Amendment No. 1 to the Company's Quarterly Report on Form10-Q/A does not change any of the previously filed information or results for the quarter, and does not update any disclosure from, or reflect any event occurring subsequent to February 9, 2011, which is the filing date of the Quarterly Report on Form 10-Q as originally filed.

STERIS Corporation and Subsidiaries
Form 10-Q/A

PART 1—FINANCIAL INFORMATION

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

During the first nine months of fiscal 2011, we recorded a pre-tax liability related to the SYSTEM 1 Rebate Program. The Rebate Program reduced Healthcare revenues by $102.3 million, increased Healthcare cost of revenues by $7.7 million, decreased gross margin and operating margin by $110.0 million. The accrual of these estimated rebates and costs increased current liabilities by $110.0 million and did not have a material impact on free cash flow during the period.

Fiscal 2011 third quarter revenues were $328.3 million representing an increase of 0.1% over prior year period reflecting increases in the Healthcare and Isomedix business segments offset by a decrease in the Life Science business segment. Our gross margin percentage for the fiscal 2011 third quarter was 41.7%, representing a 80 basis point decrease over the prior year period, driven primarily by unfavorable product mix and lower SYSTEM 1 consumable volume. Revenues for the first nine months of fiscal 2011 were $829.7 million and gross margin percentage was 35.0%. Adjusted revenues for the first nine months of fiscal 2011, excluding the impact of the Rebate Program, were $932.0 million (see subsection of MD&A titled "Non-GAAP Financial measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures) compared to $925.6 million in the first nine months of fiscal 2010, representing an increase of $6.4 million, or 0.7%. Increases in the Healthcare and Isomedix business segments were offset by a decrease in the Life Science business segment. Our adjusted gross profit percentage, excluding the impact of the Rebate Program, for the first nine months of fiscal 2011 was 42.9% (see subsection of MD&A titled "Non-GAAP Financial measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures), consistent with the first nine months of the prior fiscal year. The benefits of productivity improvements and price increases were offset by unfavorable impacts of a shift in product mix and reductions in SYSTEM 1 consumable volumes.

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

During the first quarter of fiscal 2011, we recorded a pre-tax liability related to the Rebate Program. Of the $110.0 million recorded, $102.3 million is attributable to the Customer Rebate portion of the Program and was recorded as a reduction to revenue, and $7.7 million is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded in cost of revenues.

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

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2011, our revenues were unfavorably impacted by $1.4 million, or 0.4%, and income before taxes was unfavorably impacted by $0.4 million, or 1.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2011, our revenues were unfavorably impacted by $2.0 million, or 0.2%, and income before income taxes was unfavorably impacted by $0.2 million, or 1.1% as compared to the same prior year period.

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
We define free cash flow as net cash flows provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the nine months ended December 31, 2010 and 2009:

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

(dollars in thousands)	Nine months ended December 31, 2010
Reported revenues	$829,688
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted revenues	$932,001

Reported capital revenues	$256,368
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted capital revenues	$358,681

Reported United States revenues	$601,703
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted United States Revenues	$704,016

Reported Healthcare revenues	$561,723
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted Healthcare revenues	$664,036

Reported gross profit	$290,135
Impact of the SYSTEM 1 Rebate Program	110,004
Adjusted gross profit	$400,139

Reported gross profit percentage	35.0%
Impact of the SYSTEM 1 Rebate Program	7.9%
Adjusted gross profit percentage	42.9%

Reported Healthcare operating income	$(19,460)
Impact of the SYSTEM 1 Rebate Program and proposed class action settlement	129,800
Adjusted Healthcare operating income	$110,340

Three months ended December 31, 2010
Reported Healthcare operating income	$20,389
Impact of the proposed SYSTEM 1 class action settlement	19,796
Adjusted Healthcare operating income	$40,185

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2011 compared with the same fiscal 2010 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three and nine months ended December 31, 2010 to the revenues for the three and nine months ended December 31, 2009:

	Three Months Ended December 31,			Percent
(dollars in thousands)	2010	2009	Change	Change

Total Revenues	$328,283	$327,832	$451	0.1%

Revenues by type:
Capital Revenues	135,121	132,541	2,580	1.9%
Consumable Revenues	77,501	81,531	(4,030)	(4.9)%
Service Revenues	115,661	113,760	1,901	1.7%

Revenues by geography:
United States	239,975	244,067	(4,092)	(1.7)%
International	88,308	83,765	4,543	5.4%

	Nine Months Ended December 31,			Percent
(dollars in thousands)	2010	2009	Change	Change

Total Revenues	$829,688	$925,604	$(95,916)	(10.4)%

Revenues by type:
Capital Revenues	256,368	344,391	(88,023)	(25.6)%
Consumable Revenues	230,618	242,315	(11,697)	(4.8)%
Service Revenues	342,702	338,898	3,804	1.1%

Revenues by geography:
United States	601,703	706,165	(104,462)	(14.8)%
International	227,985	219,439	8,546	3.9%

Quarter over Quarter Comparison

Revenues increased $0.5 million, or 0.1%, to $328.3 million for the quarter ended December 31, 2010, as compared to $327.8 million for the same prior year quarter. Capital revenues increased $2.6 million in the third quarter of fiscal 2011, driven by higher demand from Healthcare Customers. Service revenues increased $1.9 million in the third quarter of fiscal 2011 due to an increase in Isomedix segment revenues, although this increase was largely offset by decreases within the Healthcare and Life Sciences business segments. Consumable revenues decreased $4.0 million for the quarter ended December 31, 2010, primarily driven by decreases within the Healthcare segment attributable to reductions in SYSTEM 1 consumables and lower H1N1 related product sales as compared to the prior year quarter.

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

United States revenues decreased $4.1 million, or 1.7%, to $240.0 million for the quarter ended December 31, 2010, as compared to $244.1 million for the same prior year quarter. United States recurring revenues decreased 2.3% for the third quarter of fiscal 2011, and reflected a decrease of 7.0% in consumable revenues, partially offset by an increase of 0.8% in service revenues. The decrease in United States consumable revenues was driven by decreases in SYSTEM 1 consumables and H1N1 related products. Capital equipment revenues decreased 0.5% in the United States as the decline in Life Sciences capital equipment revenues of 36.8% more than offset the increase in Healthcare capital equipment revenues of 5.1%.

First Nine Months over First Nine Months Comparison

Revenues decreased $95.9 million, or (10.4)%, to $829.7 million for the first nine months of fiscal 2011, as compared to revenues of $925.6 million during the first nine months of fiscal 2010. The decline reflects the $102.3 million negative impact of the Rebate Program. Adjusted revenues, excluding the impact of the Rebate Program, increased $6.4 million, or 0.7%, to $932.0 million for the first nine months of fiscal 2011 (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures) as compared to revenues for the first nine months of fiscal 2010. Capital equipment revenues decreased $88.0 million or 25.6%. The decrease in capital equipment revenues reflects the $102.3 million negative impact of the Rebate Program on Healthcare capital equipment revenues. Adjusted capital equipment revenues, excluding the impact of the Rebate Program (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures), increased $14.3 million or 4.1%, driven by improved demand within the United States and the Asia Pacific and Latin America regions partially offset by declines in Canada and Europe. Recurring revenues decreased $7.9 million or 1.4% driven by weaker demand in United States and Europe attributable to reductions in SYSTEM 1 consumables in the United States and lower H1N1 product sales.

International revenues for the first nine months of fiscal 2011 were $228.0 million, an increase of $8.5 million, or 3.9% , as compared to the first nine months of fiscal 2010. Fiscal 2011 year-to-date international revenues were favorably impacted by a 3.1% increase in capital equipment revenue and a 4.8% increase in recurring revenues, reflecting increases in both consumable and service revenues of 3.2% and 6.4%, respectively.

United States revenues for the first nine months of fiscal 2011 were $601.7 million, a decrease of $104.5 million, or 14.8%, as compared to the first nine months of fiscal 2010. The fiscal 2011 year-to-date decrease in United States revenues was primarily driven by the $102.3 million negative impact of the Rebate Program on capital equipment revenues within the Healthcare segment in the United States. The remaining decrease of $2.1 million was driven by a 7.0% decrease in consumable revenues as a result of reductions in SYSTEM 1 consumables and H1N1 related products, which was partially offset by an increase in capital equipment revenues and higher service revenues generated by our Isomedix segment.

Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”

Gross Profit. The following table compares our gross profit for the three and nine months ended December 31, 2010 to the three and nine months ended December 31, 2009:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Gross Profit:
Product	$89,241	$91,748	$(2,507)	(2.7)%
Service	47,773	47,735	38	0.1%
Total Gross Profit	$137,014	$139,483	$(2,469)	(1.8)%
Gross Profit Percentage:
Product	42.0%	42.9%
Service	41.3%	42.0%
Total Gross Profit Percentage	41.7%	42.5%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Gross Profit:
Product	$146,293	$254,148	$(107,855)	(42.4)%
Service	143,842	142,826	1,016	0.7%
Total Gross Profit	$290,135	$396,974	$(106,839)	(26.9)%
Gross Profit Percentage:
Product	30.0%	43.3%
Service	42.0%	42.1%
Total Gross Profit Percentage	35.0%	42.9%

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the third quarter of fiscal 2011 amounted to 41.7%, representing a decrease of 80 basis points as compared to the same prior year period. The fiscal 2011 period was negatively impacted by a higher portion of revenues coming from lower margin capital equipment products and lower SYSTEM 1 consumable volume. For the first nine months of fiscal 2011, gross profit percentage amounted to 35.0%. The most significant driver of this decrease is the $110.0 million negative impact of the Rebate Program. On an adjusted basis, the gross profit percentage for the first nine months of fiscal 2011, gross margin amounted to 42.9% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures), equal to the same prior year period. The negative impact of a higher portion of revenue coming from lower margin capital equipment products and lower SYSTEM 1 consumable volume offset the benefits of productivity improvements and price increases.

Operating Expenses. The following table compares our operating expenses for the three and nine months ended December 31, 2010 to the three and nine months ended December 31, 2009:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Expenses:
Selling, General, and Administrative	$93,467	$71,776	$21,691	30.2%
Research and Development	7,739	8,265	(526)	(6.4)%
Restructuring Expenses	(23)	14	(37)	NM
Total Operating Expenses	$101,183	$80,055	$21,128	26.4%

NM - Not meaningful.

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Expenses:
Selling, General, and Administrative	$237,583	$220,897	$16,686	7.6%
Research and Development	24,391	24,035	356	1.5%
Restructuring Expenses	423	(313)	736	NM
Total Operating Expenses	$262,397	$244,619	$17,778	7.3%

NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased $21.7 million or 30.2% in the third quarter of fiscal 2011 compared to the same prior year period. SG&A increased $16.7 million or 7.6% during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The three and nine month periods in fiscal 2011 include $19.8 million associated with the proposed SYSTEM 1 class action settlement. The remaining change in SG&A in the third quarter of fiscal 2011 is an increase of $1.9 million is attributable to higher commissions associated with the increase in capital equipment revenues.The remaining change in SG&A in the first nine months of fiscal 2011 is a decrease of $3.1 million and is attributable to the benefits of cost reduction actions previously implemented as well as improved operating efficiencies.

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

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for operations for the three and nine months ended December 31, 2010 to the three and nine months ended December 31, 2009:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Income Tax Expense	$11,338	$15,666	$(4,328)	(27.6)%
Effective Income Tax Rate	34.3%	27.6%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Income Tax Expense	$7,091	$45,250	$(38,159)	(84.3)%
Effective Income Tax Rate	36.6%	31.4%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three and nine month periods ended December 31, 2010 were 34.3% and 36.6%, respectively, compared with 27.6% and 31.4%, respectively, for the same prior year periods. We benefited from favorable discrete item adjustments and tax planning initiatives during the three and nine month periods ended December 31, 2009.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 28, 2010, provides additional information regarding each business segment. The following table compares business segment revenues for the three and nine months ended December 31, 2010 to the three and nine months ended December 31,

2009:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2010	2009
Revenues:
Healthcare	$237,843	$233,277	$4,566	2.0%
Life Sciences	51,247	58,910	(7,663)	(13.0)%
Isomedix	38,081	34,987	3,094	8.8%
Total reportable segments	327,171	327,174	(3)	—%
Corporate and other	1,112	658	454	69.0%
Total Revenues	$328,283	$327,832	$451	0.1%

(dollars in thousands)	Nine Months Ended December 31,		Change	Percent Change
	2010	2009
Revenues:
Healthcare (1)	$561,723	$656,887	$(95,164)	(14.5)%
Life Sciences	151,374	159,427	(8,053)	(5.1)%
Isomedix	113,721	105,129	8,592	8.2%
Total reportable segments	826,818	921,443	(94,625)	(10.3)%
Corporate and other	2,870	4,161	(1,291)	(31.0)%
Total Revenues	$829,688	$925,604	$(95,916)	(10.4)%
(1) Includes a reduction of $102.3 million resulting from the SYSTEM 1 Rebate Program in the nine months ended December 31, 2010.

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

Healthcare revenues decreased $95.2 million, or (14.5)%, to $561.7 million for the nine months ended December 31, 2010. The primary driver of the decline is the $102.3 million negative impact of the Rebate Program. Adjusted Healthcare revenues increased $7.1 million, or 1.1%, to $664.0 million for the nine months ended December 31, 2010 (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures), as compared to $656.9 million for the same prior year period. This increase is primarily attributable to higher capital equipment revenues within the United States which increased $18.1 million. Consumable revenues decreased 7.5%, driven primarily by decreases within the United States attributable to lower demand for SYSTEM 1 consumables and reductions in H1N1 related products. Service revenues also decreased 2.2% with decreases in all geographies.

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

The Isomedix segment experienced increased revenue of $8.6 million, or 8.2%, to $113.7 million during the first nine months of fiscal 2011 as compared to $105.1 million for the same prior year period. Revenues were favorably impacted by increased demand from our medical device Customers, as well as modest market share gains.

The following table compares our business segment operating results for the three and nine months ended December 31, 2010 to the three and nine months ended December 31, 2009:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Income (Loss):
Healthcare (1)	$20,389	$45,254	$(24,865)	(54.9)%
Life Sciences	7,345	10,123	(2,778)	(27.4)%
Isomedix	10,250	6,929	3,321	47.9%
Total reportable segments	37,984	62,306	(24,322)	(39.0)%
Corporate and other	(2,153)	(2,878)	725	(25.2)%
Total Operating Income	$35,831	$59,428	$(23,597)	(39.7)%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2010	2009
Operating Income (Loss):
Healthcare (1) (2)	$(19,460)	$113,722	$(133,182)	(117.1)%
Life Sciences	23,075	23,442	(367)	(1.6)%
Isomedix	30,858	22,669	8,189	36.1%
Total reportable segments	34,473	159,833	(125,360)	(78.4)%
Corporate and other	(6,735)	(7,478)	743	(9.9)%
Total Operating Income	$27,738	$152,355	$(124,617)	(81.8)%
(1) Includes a reduction of $19.8 million from a class action settlement in the three and nine month periods ended December 31, 2010.
(2) Includes a reduction of $110.0 million from the SYSTEM 1 Rebate Program in the nine month period ended December 31, 2010.

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

The Healthcare segment’s operating income decreased $24.9 million for the third quarter and $133.2 million first nine months of fiscal 2011 as compared to the same prior year periods. The segment's operating income for the third quarter of fiscal 2011 includes the negative impact of the $19.8 million proposed SYSTEM 1 class action settlement. The segment's operating income for the first nine months of fiscal 2011 includes the negative impacts of both the $110.0 million Rebate Program and the $19.8 million proposed SYSTEM 1 class action settlement. Adjusted Healthcare operating income for the third quarter of fiscal 2011 was $40.2 million reflecting a decrease of $5.1 million or 11.2% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Adjusted Healthcare operating income for the first nine months of fiscal 2011 was $110.3 million reflecting a decrease of $3.4 million, or 3.0% when compared to the prior year period (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The decreases in operating income during the fiscal 2011 periods were driven primarily by a higher proportion of revenues coming from lower margin capital equipment revenues, lower SYSTEM 1 consumable volumes and higher commissions.

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

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the nine months ended December 31, 2010 and 2009:

	Nine Months Ended December 31,
(dollars in thousands)	2010	2009
Operating activities:
Net income	$12,266	$98,632
Non-cash items	430	54,304
Change in Accrued SYSTEM 1 Rebate Program and proposed class action settlement	128,770	—
Changes in operating assets and liabilities	(58,069)	5,732
Net cash provided by operating activities	$83,397	$158,668
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(56,390)	$(29,839)
Proceeds from the sale of property, plant, equipment, and intangibles	1,298	574
Equity investment in joint venture	(16,900)	(1,500)
Investments in businesses, net of cash acquired	(4,000)	—
Net cash used in investing activities	$(75,992)	$(30,765)
Financing activities:
Proceeds under credit facilities, net	—	100,000
Repurchases of common shares	(19,900)	(289)
Cash dividends paid to common shareholders	$(24,344)	$(137,509)
Stock option and other equity transactions, net	10,813	12,339
Tax benefit from stock options exercised	2,197	1,927
Net cash used in financing activities	$(31,234)	$(23,532)
Debt-to-total capital ratio	21.9%	29.7%
Free cash flow	$28,305	$129,403

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

◦
Accrued SYSTEM 1 Rebate Program and proposed class action settlement – The increase results from the establishment of the accrual in the amount of $110.0 million for liabilities resulting from the SYSTEM 1 Rebate Program and the establishment of the accrual in the amount of $19.8 million resulting from the proposed settlement of the SYSTEM 1 class action litigation during the first nine months of fiscal 2011, offset by rebate settlements to date of approximately $1.0 million.

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

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2011, our revenues were unfavorably impacted by $1.4 million, or 0.4%, and income before taxes was unfavorably impacted by $0.4 million, or 1.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2011, our revenues were unfavorably impacted by $2.0 million, or 0.2%, and income before income taxes was unfavorably impacted by $0.2 million, or 1.1% as compared to the same prior year period.

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

PART II—OTHER INFORMATION

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