Form 10-Q
period 2011-06-30
STERIS CORP
filed 2011-08-09
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of July 29, 2011: 59,266,972

STERIS Corporation and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2011	March 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$156,116	$193,016
Accounts receivable (net of allowances of $10,002 and $9,085, respectively)	242,628	272,248
Inventories, net	195,048	167,344
Deferred income taxes, net	49,420	56,715
Prepaid expenses and other current assets	20,375	16,483
Total current assets	663,587	705,806
Property, plant, and equipment, net	377,663	370,402
Goodwill and intangibles, net	343,650	318,810
Other assets	32,011	31,667
Total assets	$1,416,911	$1,426,685
Liabilities and equity
Current liabilities:
Accounts payable	$70,166	$90,981
Accrued income taxes	948	—
Accrued payroll and other related liabilities	35,736	52,251
Accrued SYSTEM 1 Rebate Program and class action settlement	121,147	127,683
Accrued expenses and other	76,660	73,831
Total current liabilities	304,657	344,746
Long-term indebtedness	210,000	210,000
Deferred income taxes, net	27,418	26,662
Other liabilities	59,095	56,612
Total liabilities	$601,170	$638,020
Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,263 and 59,122 shares outstanding, respectively	238,351	241,343
Common shares held in treasury, 10,777 and 10,918 shares, respectively	(304,608)	(305,808)
Retained earnings	836,664	816,846
Accumulated other comprehensive income	44,238	35,188
Total shareholders’ equity	814,645	787,569
Noncontrolling interest	1,096	1,096
Total equity	815,741	788,665
Total liabilities and equity	$1,416,911	$1,426,685
See notes to consolidated financial statements.
STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Revenues:
Product	$202,013	$77,272
Service	116,626	111,708
Total revenues	318,639	188,980
Cost of revenues:
Product	117,433	106,576
Service	68,281	64,338
Total cost of revenues	185,714	170,914
Gross profit	132,925	18,066
Operating expenses:
Selling, general, and administrative	77,009	72,117
Research and development	8,757	8,609
Restructuring expenses	258	341
Total operating expenses	86,024	81,067
Income (loss) from operations	46,901	(63,001)
Non-operating expenses, net:
Interest expense	2,997	3,007
Interest income and miscellaneous expense	107	(162)
Total non-operating expenses, net	3,104	2,845
Income (loss) before income tax expense (benefit)	43,797	(65,846)
Income tax expense (benefit)	15,066	(20,636)
Net income (loss)	$28,731	$(45,210)
Net income (loss) per common share
Basic	$0.48	$(0.76)
Diluted	$0.48	$(0.76)
Cash dividends declared per common share outstanding	$0.15	$0.11

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$28,731	$(45,210)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	14,435	13,038
Deferred income taxes	9,828	(44,476)
Share-based compensation expense	1,918	3,913
Loss on the disposal of property, plant, equipment, and intangibles, net	314	405
Other items	2,937	(1,343)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	34,164	25,794
Inventories, net	(20,830)	(14,157)
Other current assets	(3,422)	3,002
Accounts payable	(23,357)	(1,137)
Accrued SYSTEM 1 Rebate Program and class action settlement	(6,536)	110,004
Accruals and other, net	(26,201)	(20,139)
Net cash provided by operating activities	11,981	29,694
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(15,588)	(12,411)
Proceeds from the sale of property, plant, equipment, and intangibles	—	3
Acquisition of business, net of cash acquired	(22,269)	—
Net cash used in investing activities	(37,857)	(12,408)
Financing activities:
Repurchases of common shares	(6,131)	—
Cash dividends paid to common shareholders	(8,913)	(6,546)
Stock option and other equity transactions, net	2,457	2,226
Tax benefit from stock options exercised	610	659
Net cash used in financing activities	(11,977)	(3,661)
Effect of exchange rate changes on cash and cash equivalents	953	(2,526)
(Decrease) increase in cash and cash equivalents	(36,900)	11,099
Cash and cash equivalents at beginning of period	193,016	214,971
Cash and cash equivalents at end of period	$156,116	$226,070

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2011 and 2010
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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on May 27, 2011. The Consolidated Balance Sheet at March 31, 2011 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate inter-company accounts and transactions when we consolidate these accounts.

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2011 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2012.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued an accounting standard update titled “Multiple-Deliverable Revenue Arrangements,” amending Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.”  This guidance amends the ASC requiring entities to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, requiring arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method.  The guidance also established a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific objective evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available.  The guidance was adopted and applied prospectively for multiple element revenue arrangements that are new or materially modified beginning on or after April 1, 2011.  The adoption of this guidance did not impact our financial position or results of operations.

In December 2010, the FASB issued an accounting standard update titled “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," amending Accounting Standards Codification (ASC) Topic 350, “Intangibles - Goodwill and Other.”  This guidance amends the ASC requiring entities that have a reporting unit with zero or negative carrying value to assess whether qualitative factors indicate that it is more likely than not that an impairment of goodwill exists. If the entity concludes that it is more likely than not that an impairment exists, the entity must then measure the goodwill impairment. The new guidance, amending the ASC is effective for fiscal 2012 and will be applied during our annual goodwill impairment testing in the third quarter of 2012.

Significant Accounting Policies

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2011.

The Accrued SYSTEM 1 Rebate Program (the “Rebate Program”), initially recognized during the first quarter of fiscal 2011, is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. Rebates of $102,313 were recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated cost of $7,691 to facilitate the disposal of the returned SYSTEM 1 processors has been recognized as cost of revenues. Both components are recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program include: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that will elect to participate in the Rebate Program, the proportion of Customers that will choose each rebate option, and the estimated per unit costs of disposal.

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed recent trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments of SYSTEM 1 consumables during the period between the notice by FDA to healthcare facility administrators and infection control practitioners and the announcement of the Rebate Program, which indicates that a portion of our Customers have already transitioned away from the SYSTEM 1 technology. The remaining 81% provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data to date provides indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.

2. Restructuring

The following summarizes our restructuring plans announced in prior fiscal years. We recognize restructuring expenses as incurred. In addition, we assess the property, plant and equipment associated with the related facilities for impairment. Additional information regarding our restructuring plans is included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011.

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

Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $8,309 related to these actions, of which $7,250 was recorded as restructuring expenses and $1,059 was recorded in cost of revenues. We also expect to incur an additional $2,200 by the end of fiscal 2012. These actions are intended to enhance profitability and improve efficiencies.

The following tables summarize our total pre-tax restructuring expenses for the first quarter of fiscal 2012 and fiscal 2011:

Three Months Ended June 30, 2011	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$(55)	$—	$(55)
Product rationalization	335	—	335
Asset impairment and accelerated depreciation	92	—	92
Lease termination obligation and other	—	(152)	(152)
Total restructuring charges	$372	$(152)	$220

(1)	Includes $(38) in charges recorded in cost of revenues on Consolidated Statements of Income.

Three Months Ended June 30, 2010	Fiscal 2010 Restructuring Plan (1)
Severance, payroll, and other related costs	$(17)
Asset impairment and accelerated depreciation	356
Other	7
Total restructuring charges	$346

(1)	Includes $5 in charges recorded in cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2012
	March 31, 2011	Provision	Payments/ Impairments (1)	June 30, 2011
Severance and termination benefits	$1,993	$(55)	$(566)	$1,372
Product rationalization	—	335	(335)	—
Asset impairments	—	92	(92)	—
Lease termination obligations	1,790	—	152	1,942
Other	193	—	2	195
Total	$3,976	$372	$(839)	$3,509
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

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

	Three Months Ended June 30,
	2011	2010
Net income (loss)	$28,731	$(45,210)
Change in cumulative foreign currency translation adjustment	9,313	(12,959)
Amortization of pension and postretirement benefit plans costs, net of taxes	(270)	(276)
Unrealized gains (losses) on available for sale securities	7	(120)
Total comprehensive income (loss)	$37,781	$(58,565)

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	June 30, 2011	March 31, 2011
Land and land improvements (1)	$33,292	$30,194
Buildings and leasehold improvements	206,873	201,883
Machinery and equipment	293,225	286,103
Information systems	103,495	101,934
Radioisotope	196,315	194,882
Construction in progress (1)	43,753	40,665
Total property, plant, and equipment	876,953	855,661
Less: accumulated depreciation and depletion	(499,290)	(485,259)
Property, plant, and equipment, net	$377,663	$370,402

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	June 30, 2011	March 31, 2011
Raw materials	$64,062	$58,375
Work in process	25,086	16,928
Finished goods	105,900	92,041
Inventories, net	$195,048	$167,344

6. Debt

Indebtedness was as follows:

	June 30, 2011	March 31, 2011
Private Placement	$210,000	$210,000
Credit facility	—	—
Total long term debt	$210,000	$210,000

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011.

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2011	March 31, 2011
Accrued payroll and other related liabilities:
Compensation and related items	$15,643	$16,160
Accrued vacation/paid time off	7,973	6,379
Accrued bonuses	2,031	13,925
Accrued employee commissions	6,208	11,985
Other postretirement benefit obligations-current portion	3,274	3,274
Other employee benefit plans' obligations-current portion	607	528
Total accrued payroll and other related liabilities	$35,736	$52,251
Accrued expenses and other:
Deferred revenues	$37,627	$34,396
Self-insured risk reserves-current portion	2,800	3,610
Accrued dealer commissions	7,063	7,354
Accrued warranty	8,594	7,509
Other	20,576	20,962
Total accrued expenses and other	$76,660	$73,831
Other liabilities:
Self-insured risk reserves-long-term portion	$10,233	$10,233
Other postretirement benefit obligations-long-term portion	19,620	20,526
Defined benefit pension plans obligations-long-term portion	7,578	8,006
Other employee benefit plans obligations-long-term portion	4,288	3,897
Accrued long-term income taxes	6,877	9,140
Other	10,499	4,810
Total other liabilities	$59,095	$56,612

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended June 30, 2011 and 2010 were 34.4% and 31.3% respectively. During the first quarter of fiscal 2012, we benefited from favorable discrete item adjustments relating to the effective settlement of certain items in connection with the United States audit examination for fiscal 2008 and 2009. Because the accrual established during the three-month period ended June 30, 2010 in connection with the SYSTEM 1 Rebate Program was incurred in the United States at a higher effective rate, the projected mix of income before income taxes resulted in a lower operating tax rate.

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

As of March 31, 2011, we had $9,594 in unrecognized tax benefits, of which $4,975 would favorably impact the effective tax rate if recognized. As of June 30, 2011, we had $6,067 in unrecognized tax benefits, of which $1,448 would favorably impact the effective tax rate if recognized. The decrease in unrecognized tax benefits for the three months ended June 30, 2011 is primarily due to the effective settlement of United States audit examinations for fiscal 2008 and 2009. We believe that it is reasonably possible that unrecognized tax benefits could decrease by up to $927 within 12 months of June 30, 2011, primarily as a result of settlements with tax authorities. As of June 30, 2011, we have recognized a liability for interest of $1,270 and penalties of $81.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state, and local, as well as foreign, jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2010 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2008. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.

9. Benefit Plans

We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement welfare benefits plan for two groups of United States employees; including the same employees who receive pension benefits under the United States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011.

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended June 30,	2011	2010	2011	2010	2011	2010
Service cost	$51	$47	$127	$117	$—	$—
Interest cost	609	654	74	75	248	292
Expected return on plan assets	(821)	(758)	(75)	(82)	—	—
Recognized losses	267	267	—	—	106	97
Amortization of prior service cost	—	—	—	—	(816)	(816)
Net periodic benefit cost (income)	$106	$210	$126	$110	$(462)	$(427)

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
We believe we have adequately reserved for our current litigation and claims that are probable and estimable, and further believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings (including without limitation the matters discussed below). For certain types of claims, we presently maintain insurance coverage for personal injury and property damage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.
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
On April 5, 2010, we received FDA clearance of the new liquid chemical sterilant processing system (SYSTEM 1E). Also in April 2010 we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). On April 19, 2010, a Complaint and Consent Decree were filed in the U.S. District Court for the Northern District of Ohio, and on April 20, 2010, the Court approved the Consent Decree. In general, the Consent Decree addresses regulatory matters regarding SYSTEM 1, restricts further sales of SYSTEM 1 processors in the U.S., defines certain documentation and other requirements for continued service and support of SYSTEM 1 in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products in the U.S. that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree.
The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011 (later extended by FDA to February 2, 2012), subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time of the Rebate Program was introduced and who return their units have the option of either a pro-rated cash rebate or a rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110,004 related to the SYSTEM 1 Rebate Program during the first quarter of fiscal 2011. Of the $110,004, $102,313 is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7,691 is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110,004 reduction in operating income.
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
The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of eligible Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed recent trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments of SYSTEM 1 consumables during the period between the notice by FDA to healthcare facility administrators and infection control practitioners and the announcement of the Rebate Program, which indicates that a portion of our Customers have already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data for fiscal 2011 provides indications of the proportion of Customers that are expected to choose each of the other cash and rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.
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
The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this note 10 or in various portions of Item 1A. of Part I contained in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011.
In December of 2010, we began shipping SYSTEM 1E units, after having received FDA clearance for the SYSTEM 1E chemical indicator, which is used in conjunction with the SYSTEM 1E. We also submitted a 510(k) to FDA for an optional biological indicator strip for use with SYSTEM 1E. As a result of discussions with FDA, we recently filed a de novo submission requesting classification of this monitoring strip in accordance with Section 513(f)(2) of the Federal Food Drug & Cosmetic Act. The de novo process is part of the initial classification for new devices. Under the Food Drug & Cosmetic Act, FDA has up to 60 days after the de novo submission to respond to the submission. This spore-based monitoring strip is an optional accessory and is not required for the proper use of SYSTEM 1E. These actions do not affect the prior clearance of the SYSTEM 1E processor or the SYSTEM 1E chemical indicator. There is no assurance regarding the outcome or timing of the de novo submission.
On February 5, 2010, a complaint was filed by a Customer that claimed to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. STERIS Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleged statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment and Plaintiff sought class certification, damages, and other legal and equitable relief including, without limitation, attorneys' fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. On February 7, 2011 we entered into a settlement agreement in which we agreed, among other things, to provide various categories of economic relief for members of the settlement class and not object to plaintiff's counsel's application to the court for attorneys' fees and expenses up to a specified amount. Certification of a settlement class was approved and final approval of the settlement was given by the court in the first quarter of fiscal 2012. During the third quarter of fiscal 2011, we recorded in operating expenses a pre-tax charge of approximately $19,796 related to the settlement of these proceedings. The assumptions regarding the amount of this charge included, among others, the portion of class members participating in the settlement and their choice of the categories of economic relief available for such members. These assumptions may be incorrect and the costs of the settlement may be higher or lower than the charge recorded. The actual settlement could be as low as $7,000 and as high as $22,000 depending on the options selected by the class members.
Other civil, criminal, regulatory or other proceedings involving our products or services also could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”
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
We describe income taxes further in Note 8 to our consolidated financial statements titled, “Income Tax Expense”, and in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on May 27, 2011.

11. Business Segment Information

We operate and report in three business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs.

Our Healthcare segment manufactures and sells infrastructure capital equipment, accessory, consumable, information support and service solutions to healthcare providers, including acute care hospitals and surgery and gastrointestinal centers. These solutions aid our Customers in improving the safety, quality, productivity and utility consumption of their surgical, sterile processing, gastrointestinal, and emergency environments.

In May 2011, we acquired the stock of a privately held company with operations located near Sao Paulo, Brazil for approximately $30,000, including cash of $22,269 and contingent consideration that is expected to be paid over the next three years. The acquired company designs and manufactures small, medium, and large sterilizers used by public hospitals, clinics, dental offices and industrial companies (e.g., research laboratories and pharmaceutical research and production companies) and will be integrated into our Healthcare segment. The total purchase price has been allocated to net assets and intangible assets based on the valuation of assets acquired and liabilities assumed. Intangibles, including Customer relationships, technology, trademarks and tradename, and non-compete arrangements total approximately $8,000. The residual purchase price, after allocations to net assets and intangibles, of approximately $11,000 has been allocated to goodwill. The allocation of the purchase price for this acquisition is not final and may be subsequently adjusted.

Our Life Sciences segment manufactures and sells a broad range of capital equipment, formulated cleaning chemistries, and service solutions to pharmaceutical companies, and private and public research facilities around the globe.

Our Isomedix segment operates through a network of facilities located in North America. We sell a comprehensive array of contract sterilization services using gamma irradiation and ethylene oxide (“EO”) technologies. We offer microbial reduction services based on Customer specifications to companies that supply products to the healthcare, industrial, and consumer products industries.

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

The accounting policies for reportable segments are the same as those for the consolidated Company. For the three month period ended June 30, 2011, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011.

Financial information for each of our segments is presented in the following tables:

	Three Months Ended June 30,
	2011	2010
Revenues:
Healthcare (1)	$223,224	$103,766
Life Sciences	52,868	46,614
Isomedix	42,003	37,676
Total reportable segments	318,095	188,056
Corporate and other	544	924
Total revenues	$318,639	$188,980
Operating income (loss):
Healthcare (2)	$26,268	$(77,912)
Life Sciences	9,459	6,295
Isomedix	12,959	10,584
Total reportable segments	48,686	(61,033)
Corporate and other	(1,785)	(1,968)
Total operating income (loss)	$46,901	$(63,001)

(1)	Includes a reduction of $102,313 resulting from the SYSTEM 1 Rebate Program in the three months ended June 30, 2010.

(2)	Includes a reduction of $110,004 resulting from the SYSTEM 1 Rebate Program in the three months ended June 30, 2010.

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

	Three Months Ended June 30,
	2011	2010
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	59,255	59,397
Dilutive effect of common share equivalents	848	—
Weighted average common shares outstanding and common share equivalents—diluted	60,103	59,397

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
	2011	2010
	(shares in thousands)
Number of common share options	306	380

13. Repurchases of Common Shares

During the first quarter of fiscal 2012, we repurchased 170,000 of our common shares for an aggregate amount of $5,807, representing an average price of $34.16 per common share. This includes certain June 2011 repurchases that were not settled until July 2011. We also obtained 21,329 of our common shares during the first quarter of fiscal 2012 in connection with stock based compensation award programs. At June 30, 2011, $168,595 of STERIS common shares remained authorized for repurchase pursuant to a March 2008 Board Authorization. Also, 10,776,992 common shares were held in treasury at June 30, 2011.

14. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units may cliff vest after three or four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of June 30, 2011, 2,982,457 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first three months of fiscal 2012 and fiscal 2011:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2011 and 2010
(dollars in thousands, except per share amounts)

	Fiscal 2012	Fiscal 2011
Risk-free interest rate	2.40%	2.73%
Expected life of options	5.53 years	5.52 years
Expected dividend yield of stock	1.31%	1.54%
Expected volatility of stock	29.92%	30.19%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.08% percent and 2.27% percent was applied in fiscal 2012 and 2011, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	3,274,395	$25.95
Granted	293,088	36.08
Exercised	(119,238)	22.23
Forfeited	(100)	27.68
Canceled	(1,150)	27.88
Outstanding at June 30, 2011	3,446,995	$26.94	5.81	$28,044
Exercisable at June 30, 2011	2,471,947	$25.72	4.79	$22,889

We estimate that 952,860 of the non-vested stock options outstanding at June 30, 2011 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $34.98 closing price of our common shares on June 30, 2011 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first three months of fiscal 2012 and fiscal 2011 was $1,578 and $1,695, respectively. Net cash proceeds from the exercise of stock options were $2,457 and $2,226 for the first three months of fiscal 2012 and fiscal 2011, respectively. The tax benefit from stock option exercises was $610 and $659 for the first three months of fiscal 2012 and fiscal 2011, respectively.

The weighted average grant date fair value of stock option grants was $9.97 and $8.82 for the first three months of fiscal 2012 and fiscal 2011, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of June 30, 2011 and 2010 was $1,198 and $864, respectively. The fair value of each outstanding SAR is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2011 and 2010
(dollars in thousands, except per share amounts)

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2011	400,951	$29.70
Granted	213,271	36.07
Vested	(65,390)	30.84
Canceled	(750)	33.98
Non-vested at June 30, 2011	548,082	$32.04

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first three months of fiscal 2012 was $2,017.

Cash settled restricted share units carry generally the same terms and vesting requirements as stock settled restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of June 30, 2011 and 2010 was $1,614 and $1,120, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of June 30, 2011, there was a total of $16,603 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.84 years.

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

Changes in our warranty liability during the first three months of fiscal 2012 were as follows:

Balance, March 31, 2011	$7,509
Warranties issued during the period	3,159
Settlements made during the period	(2,074)
Balance, June 30, 2011	$8,594

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $18,057 and $17,551 as of June 30, 2011 and March 31, 2011, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

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

	Asset Derivatives		Liability Derivatives
Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Location	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011
Prepaid & Other	$346	$1,483	$—	$—
Accrued expenses and other	$—	$—	$324	$41

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2011	2010
Foreign currency forward contracts	Selling, general and administrative	$266	$(834)
Commodity swap contracts	Cost of revenues	$(479)	$(781)

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at June 30, 2011:

		Fair Value Measurements at June 30, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$156,116	$156,116	$—	$—
Forward and swap contracts (1)	346	—	346	—
Investments (2)	2,790	2,790	—	—
Liabilities:
Forward and swap contracts (1)	$324	$—	$324	$—
Deferred compensation plans (2)	2,790	2,790	—	—
Long term debt (3)	210,000	—	240,957	—

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

(3)	We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

18. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended June 30, 2011. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2011 Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation
We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries, as of June 30, 2011, and the related consolidated statements of income for the three-month periods ended June 30, 2011 and 2010, and cash flows for the three-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated May 27, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Cleveland, Ohio
August 9, 2011

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2012 and fiscal 2011. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

•
Capital Revenues – We define capital revenues as revenues generated from sales of capital equipment, which includes steam sterilizers, low temperature liquid chemical sterilant processing systems, including SYSTEM 1 and 1E, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and integrated OR.

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
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. In addition, each of our core industries is experiencing specific trends that could increase demand. Within healthcare, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. The aging population increases the demand for medical procedures, which increases the consumption of single use medical devices and surgical kits processed by our Isomedix segment.
Beyond our core markets, infection-control issues are a growing global concern, and emerging threats are prominent in the news. We are actively pursuing new opportunities to adapt our proven technologies to meet the changing needs of the global marketplace.

In May 2011, we acquired the stock of a privately held company with operations located near Sao Paulo, Brazil for approximately $30 million, including contingent consideration obligations. The acquired company designs and manufactures small, medium, and large sterilizers used by public hospitals, clinics, dental offices and industrial companies (e.g., research laboratories and pharmaceutical research and production companies.)

During the first three months of fiscal 2011, we recorded a pre-tax liability related to the SYSTEM 1 Rebate Program. The Rebate Program reduced Healthcare revenues by $102.3 million, increased Healthcare cost of revenues by $7.7 million, decreased gross margin and operating margin by $110.0 million, decreased net income by $73.0 million and reduced earnings per diluted share by $1.22. The accrual of these estimated rebates and costs increased current liabilities by $110.0 million and did not have a material impact on free cash flow during that period.

Fiscal 2012 first quarter revenues were $318.6 million representing an increase of 68.6% over prior year reflecting increases in the all three reportable business segments. When compared to adjusted revenues in the prior year period, excluding the $102,313 negative impact of the SYSTEM 1 Rebate Program, fiscal 2012 first quarter revenues represent an increase of 9.4% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) Our gross margin percentage for the fiscal 2012 first quarter was 41.7%. The fiscal 2011 first quarter gross margin percentage of 9.6% was negatively impacted by the SYSTEM 1 Rebate Program. Adjusted gross margin percentage for the fiscal 2011 first quarter was 44.0% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) Compared to adjusted gross profit for the fiscal 2011 period, the 230 basis point decrease is driven primarily by sales of lower margin SYSTEM 1E units, lower SYSTEM 1 consumable volume, the unfavorable impact of foreign currency fluctuations and higher raw material costs. Fiscal 2012 first quarter operating income was $46.9 million compared with an operating loss of $63.0 million for the fiscal 2011 first quarter. Excluding the impact of recording the SYSTEM 1 Rebate Program liability, adjusted operating income for the fiscal 2011 first quarter was $47.0 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.)

Free cash flow was negative $3.6 million in the first three months of fiscal 2012 compared to $17.3 million in the prior year first three months, reflecting a higher use of cash to fund changes in operating assets and liabilities and higher capital spending levels. Our debt-to-total capital ratio was 20.5% at June 30, 2011 and 21.1% at March 31, 2011. During the first three months of fiscal 2012, we declared and paid quarterly cash dividends of $0.15 per common share.

Additional information regarding our fiscal 2012 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

SYSTEM 1 Rebate Program. In April 2010, we introduced the SYSTEM 1 Rebate Program ("Rebate Program") to Customers as a component of our Transition Plan for SYSTEM 1. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the rebate program was introduced and who return their units have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment or consumable products. In addition, we provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of prepaid SYSTEM 1 services contracts.

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

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2012, our revenues were favorably impacted by $3.9 million, or 1.2%, and income before taxes was unfavorably impacted by $3.3 million, or 7.3%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the three month periods ended June 30,

2011 and 2010:

	Three Months Ended June 30,
(dollars in thousands)	2011	2010
Net cash flows provided by operating activities	$11,981	$29,694
Purchases of property, plant, equipment and intangibles, net	(15,588)	(12,411)
Proceeds from the sale of property, plant, equipment and intangibles	—	3
Free cash flow (usage)	$(3,607)	$17,286
To supplement our financial results presented in accordance with U.S. GAAP, we have sometimes referred to certain measures of revenues, gross profit, income tax expense, and the Healthcare segment results of operations in the section of MD&A titled, "Results of Operations" excluding the impact of the SYSTEM 1 Rebate Program recorded in the first quarter of fiscal 2011. This item had a significant impact on the fiscal 2011 first quarter measures and the corresponding trend in each of these measures. We provide adjusted measures to give the reader a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. These measures are used by management and the Board of Directors in making comparisons to our historical operating results and analyzing the underlying performance of our operations. The tables below provide a reconciliation of each of these measures to its most directly comparable GAAP financial measure.

(dollars in thousands)	Three months ended June 30, 2010
Reported revenues	$188,980
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted revenues	$291,293

Reported capital revenues	$939
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted capital revenues	$103,252

Reported United States revenues	$123,775
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted United States Revenues	$226,088

Reported Healthcare revenues	$103,766
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted Healthcare revenues	$206,079

Reported gross profit	$18,066
Impact of the SYSTEM 1 Rebate Program	110,004
Adjusted gross profit	$128,070

Reported gross profit percentage	9.6%
Impact of the SYSTEM 1 Rebate Program	34.4%
Adjusted gross profit percentage	44.0%

Reported operating income	$(63,001)
Impact of the SYSTEM 1 Rebate Program	110,004
Adjusted operating income	$47,003

Reported Healthcare operating income	$(77,912)
Impact of the SYSTEM 1 Rebate Program	110,004
Adjusted Healthcare operating income	$32,092

Reported income tax expense (benefit)	$(20,636)
Impact of the SYSTEM 1 Rebate Program	36,955
Adjusted income tax expense	$16,319

Reported effective income tax rate	31.3%
Impact of the SYSTEM 1 Rebate Program	5.7%
Adjusted effective income tax rate	37.0%

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2012 compared with the same fiscal 2011 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three months ended June 30, 2011 to the revenues for the three months ended June 30, 2010:

	Three Months Ended June 30,
(dollars in thousands)	2011	2010	Change	Percent Change

Total revenues	$318,639	$188,980	$129,659	68.6%

Revenues by type:
Capital revenues	124,619	939	123,680	NM
Consumable revenues	77,394	76,333	1,061	1.4%
Service revenues	116,626	111,708	4,918	4.4%

Revenues by geography:
United States revenues	244,836	123,775	121,061	97.8%
International revenues	73,803	65,205	8,598	13.2%

NM - Not meaningful.

Revenues increased $129.7 million, or 68.6%, to $318.6 million for the quarter ended June 30, 2011, as compared to $189.0 million for the same prior year quarter. The prior year quarter was negatively impacted by the SYSTEM 1 Rebate Program. Adjusted revenues for the prior year quarter were $291.3 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) Capital revenues increased $123.7 million in the first quarter of fiscal 2012, as compared to the first quarter of fiscal 2011. The prior year first quarter was negatively impacted by the SYSTEM 1 Rebate Program. Capital equipment revenues for the first quarter of fiscal 2012 increased $21.4 million when compared to adjusted capital revenues in the prior year first quarter (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) Capital equipment revenues increased in both the Healthcare and Life Sciences segments. Within Healthcare, the increase was attributable to double digit growth in both surgical and infection prevention technologies, including SYSTEM 1E units. Consumable revenues increased $1.1 million for the quarter ended June 30, 2011, as compared to the prior year quarter, primarily driven by higher revenues within the Life Sciences segment which more than offset the decreases within the Healthcare segment attributable to reductions in SYSTEM 1 consumables. Service revenues increased $4.9 million in the first quarter of fiscal 2012 driven by an increase in Isomedix, although both the Healthcare and Life Sciences business segments also experienced growth in service revenues.

International revenues increased $8.6 million, or 13.2%, to $73.8 million for the quarter ended June 30, 2011, as compared to $65.2 million for the same prior year quarter. International revenues were favorably impacted by increases in capital equipment revenues, which increased 12.7% primarily due to increases within Europe and Asia Pacific. International recurring revenues increased during the first quarter of fiscal 2012 by 13.7%, led by increases within Europe and the Asia Pacific region but also reflecting growth in Canada and Latin America.

United States revenues increased $121.1 million, or 97.8%, to $244.8 million for the quarter ended June 30, 2011, as compared to $123.8 million for the same prior year quarter. United States revenues in the prior year quarter were negatively impacted by the SYSTEM 1 Rebate Program. The increase in revenues was $18.7 million, or 8.3%, when compared to adjusted United States revenues of $226.1 million for the prior year quarter (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) Increases in capital revenues in both the Healthcare and Life Sciences business segments combined with Isomedix service revenues drove the increase. These increases were partially offset by a decline in consumable revenues driven by decreases in SYSTEM 1 consumables.

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2011 to the three months ended June 30, 2010:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2011	2010
Gross Profit:
Product	$84,580	$(29,304)	$113,884	NM
Service	48,345	47,370	975	2.1%
Total Gross Profit	$132,925	$18,066	$114,859	NM
Gross Profit Percentage:
Product	41.9%	(37.9)%
Service	41.5%	42.4%
Total Gross Profit Percentage	41.7%	9.6%
NM - Not meaningful.

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the first quarter of fiscal 2012 amounted to 41.7%. The fiscal 2011 period gross profit percentage of 9.6% was negatively impacted by the SYSTEM 1 Rebate Program. Excluding the impact of the SYSTEM 1 Rebate Program, adjusted gross profit percentage for the fiscal 2011 period was 44.0% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) Therefore, the gross profit percentage has decreased 230 basis points for the first quarter of fiscal 2012 compared to the adjusted gross profit percentage for the first three months of fiscal 2011. The fiscal 2012 period was negatively impacted by the SYSTEM 1 transition (approximately 80 bps) primarily reflecting the decline in SYSTEM 1 consumable volumes and the shipment of lower margin SYSTEM 1E units, the unfavorable impact of foreign currency fluctuations (approximately 60 bps), and higher raw material costs. These negative impacts, primarily within the Healthcare business segment, were partially offset by improved gross profits in the Isomedix and Life Sciences business segments.

Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2011 to the three months ended June 30, 2010:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2011	2010
Operating Expenses:
Selling, General, and Administrative	$77,009	$72,117	$4,892	6.8%
Research and Development	8,757	8,609	148	1.7%
Restructuring Expenses	258	341	(83)	NM
Total Operating Expenses	$86,024	$81,067	$4,957	6.1%
NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses.The increase of 6.8% in the first quarter of fiscal 2012 is attributable to volume related expenses such as commissions, as well as strategic investments within our Healthcare business segment, including acquisition and integration costs and transition costs related to our previously announced facility consolidations.

For the three month period ended June 30, 2011, research and development expenses increased 1.7%. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2012, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

Restructuring expenses incurred during the first quarters of fiscal 2012 and fiscal 2011 related to a previously announced restructuring plan. The following tables summarize our total pre-tax restructuring expenses for the first quarters of fiscal 2012 and fiscal 2011:

Three months ended June 30, 2011	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$(55)	$—	$(55)
Product rationalization	335	—	335
Asset impairment and accelerated depreciation	92	—	92
Lease termination obligation and other	—	(152)	(152)
Total restructuring charges	$372	$(152)	$220

(1)	Includes $(38) in charges recorded in cost of revenues on Consolidated Statements of Income.

Three months ended June 30, 2010	Fiscal 2010 Restructuring Plan (1)
Severance, payroll and other related costs	$(17)
Asset impairment and accelerated depreciation	356
Other	7
Total restructuring charges	$346

(1)	Includes $5 in charges recorded in cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
	March 31, 2011	Fiscal 2012		June 30, 2011
(dollars in thousands)		Provision	Payments/ Impairments (1)
Severance and termination benefits	$1,993	$(55)	$(566)	$1,372
Production rationalization	—	335	(335)	—
Asset impairments and accelerated depreciation	—	92	(92)	—
Lease termination obligations	1,790	—	152	1,942
Other	193	—	2	195
Total	$3,976	$372	$(839)	$3,509
 (1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Non-Operating Expenses, Net. Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our net non-operating expense for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(dollars in thousands)	2011	2010	Change
Non-Operating Expenses, Net:
Interest Expense	$2,997	$3,007	$(10)
Interest income and miscellaneous expense	107	(162)	269
Non-Operating Expenses, Net	$3,104	$2,845	$259

Interest expense during the three month periods was approximately the same. Interest income and miscellaneous expense decreased $0.3 million for the three month period as compared with the same prior year period as miscellaneous expense exceeded interest income.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended June 30, 2011 to the three months ended June 30, 2010:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2011	2010
Income Tax Expense (Benefit)	$15,066	$(20,636)	$35,702	NM
Effective Income Tax Rate	34.4%	31.3%
 NM - Not meaningful.

Income tax expense (benefit) includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income (loss). The effective income tax rates for continuing operations for the three month period ended June 30, 2011 was 34.4% compared with 31.3% for the same prior year period. The prior year first quarter reflects the impact of the recognition of the SYSTEM 1 Rebate Program liability. Because the liability established was incurred in the United States at a higher effective tax rate, a higher portion of the projected income before income taxes will be subject to taxes in juridictions with lower tax rates. We benefited from favorable discrete item adjustments relating to the effective settlement of certain items in connection with the United States audit examination for fiscal 2008 and 2009 during the three month period ended June 30, 2011.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011, provides additional information regarding each business segment. The following table compares business segment revenues for the three months ended June 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2011	2010
Revenues:
Healthcare	$223,224	$103,766	$119,458	115.1%
Life Sciences	52,868	46,614	6,254	13.4%
Isomedix	42,003	37,676	4,327	11.5%
Total reportable segments	318,095	188,056	130,039	69.1%
Corporate and other	544	924	(380)	(41.1)%
Total Revenues	$318,639	$188,980	$129,659	68.6%

Healthcare revenues increased $119.5 million, or 115.1%, to $223.2 million for the quarter ended June 30, 2011, as compared to $103.8 million for the same prior year quarter. The prior year quarter was negatively impacted by the SYSTEM 1 Rebate Program. Adjusted revenues for the prior year quarter were $206.1 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) Compared to the adjusted revenues for the prior year quarter, Healthcare revenues grew 8.3%. The increase is attributable to growth in revenues within both the surgical and infection prevention technologies businesses, including revenues for SYSTEM 1E related products and services, which were somewhat offset by the year over year decline in SYSTEM 1 related products and services. The fiscal 2012 first quarter increase in Healthcare revenues also reflects higher demand for our surgical and infection prevention capital equipment products other than SYSTEM 1E. Service revenues increased 1.7% as we began to benefit from the installation of SYSTEM 1E units. These increases were partially offset by the decline in consumable revenues driven by lower demand in the United States for SYSTEM 1 consumables. At June 30, 2011, the Healthcare segment’s backlog amounted to $133.8 million, increasing $1.1 million, or 0.8%, compared to the backlog of $132.7 million at June 30, 2010. Backlog decreased $4.8 million, or 3.5%, compared to the backlog of $138.6 million at March

31, 2011.

Life Sciences revenues increased $6.3 million, or 13.4%, to $52.9 million for the quarter ended June 30, 2011, as compared to $46.6 million for the same prior year quarter. The increase in Life Sciences revenues was driven by increases of 26.8% in capital equipment revenues, 15.4% in consumable revenues, and 0.5% in services revenues. The increase in capital equipment revenues was notable within the United States, Europe and the Asia Pacific region. The increase is attributable, in part, to replacement product purchases from pharmaceutical Customers. While this is a positive development, the prior year quarter provided a low base for comparison. At June 30, 2011, the Life Sciences segment’s backlog amounted to $46.6 million, increasing $8.7 million, or 22.9% compared to the backlog of $37.9 million at June 30, 2010. Backlog also has increased $5.9 million, or 14.5%, compared to the backlog of $40.7 million at March 31, 2011. Order levels in the prior fiscal year were limited by consolidation activity within the pharmaceutical industry.

Isomedix segment revenues increased $4.3 million, or 11.5%, to $42.0 million for the quarter ended June 30, 2011, as compared to $37.7 million for the same prior year quarter. Revenues were favorably impacted by increased demand from our medical device Customers, as well as the benefits realized from capacity expansions in select locations.

The following table compares our business segment operating results for the three months ended June 30, 2011 to the three months ended June 30, 2010:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2011	2010
Operating Income (Loss):
Healthcare	$26,268	$(77,912)	$104,180	(133.7)%
Life Sciences	9,459	6,295	3,164	50.3%
Isomedix	12,959	10,584	2,375	22.4%
Total reportable segments	48,686	(61,033)	109,719	(179.8)%
Corporate and other	(1,785)	(1,968)	183	(9.3)%
Total Operating Income (Loss)	$46,901	$(63,001)	$109,902	(174.4)%

Segment operating income (loss) is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. Corporate cost allocations are based on each segment’s percentage of revenues, headcount, or other variables in relation to those of the total Company. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. “Corporate and other” includes the revenues, gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits, as previously discussed.

The Healthcare segment’s operating income increased $104.2 million, to $26.3 million for the first quarter as compared to a loss of $77.9 million in the same prior year period. Operating income for the three months ended June 30, 2010 was negatively impacted by the SYSTEM 1 Rebate Program. Adjusted operating income, excluding the impact of the SYSTEM 1 Rebate Program, for the prior year quarter was $32.1 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) The decrease from adjusted operating income was driven primarily by lower SYSTEM 1 consumable volumes, the shipment of lower gross margin SYSTEM 1E units, higher sales related costs, as well as operating expenses associated with strategic investments within the segment.

The Life Sciences segment’s operating income increased $3.2 million for the first quarter of fiscal 2012 as compared to the same prior year period. The segment’s operating margin was 17.9% for the first quarter of fiscal 2012, representing an increase of 440 basis points over the comparable prior year period. The increase was the result of volume increases, higher gross margin attainment, and lower operating expenses.

The Isomedix segment’s operating income increased $2.4 million for the first quarter of fiscal 2012 as compared to the same prior year period. The segment’s operating margin was 30.9% for the first quarter of fiscal 2012, representing an increase of 280 basis points over the comparable prior year period. The increase in operating income reflects the benefit of increased revenues.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(dollars in thousands)	2011	2010
Operating activities:
Net income (loss)	$28,731	$(45,210)
Non-cash items	29,432	(28,463)
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	(6,536)	110,004
Changes in operating assets and liabilities	(39,646)	(6,637)
Net cash provided by operating activities	$11,981	$29,694
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(15,588)	$(12,411)
Proceeds from the sale of property, plant, equipment, and intangibles	—	3
Investments in businesses, net of cash acquired	(22,269)	—
Net cash used in investing activities	$(37,857)	$(12,408)
Financing activities:
Repurchases of common shares	$(6,131)	$—
Cash dividends paid to common shareholders	(8,913)	(6,546)
Stock option and other equity transactions, net	2,457	2,226
Tax benefit from stock options exercised	610	659
Net cash used in financing activities	$(11,977)	$(3,661)
Debt-to-total capital ratio	20.5%	23.2%
Free cash flow (usage)	$(3,607)	$17,286

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $12.0 million for the first three months of fiscal 2012 as compared with $29.7 million for the first three months of fiscal 2011. The decline in net cash provided by operating activities is driven by uses of cash to fund higher inventory levels, higher accounts receivable levels, and to satisfy current liabilities, including $6.5 million for the SYSTEM 1 Rebate Program. The increase in inventory is due to several factors including the build of SYSTEM 1E units, acquisition-related inventory, safety stock which was built in anticipation of our production moves in Europe, and currency fluctuations.

Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $37.9 million for the first three months of fiscal 2012 compared with $12.4 million for the first three months of fiscal 2011. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2012 and fiscal 2011:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $15.6 million for the first three months of fiscal 2012 as compared to $12.4 million during the same prior year period.

•
Investment in business, net of cash acquired – During fiscal 2012, we used $22.3 million in cash to acquire the stock of a privately held company with operations located near Sao Paulo, Brazil. Total consideration is approximately $30 million, including contingent consideration obligations. The acquired company designs and manufactures small, medium, and large sterilizers used by public hospitals, clinics, dental offices and industrial companies (e.g., research laboratories and pharmaceutical research and production companies.)

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $12.0 million for the first three months of fiscal 2012 compared with net cash used in financing activities of $3.7 million for the first three months of fiscal 2011. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2012 and fiscal 2011:

•
Repurchases of common shares – The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first three months of fiscal 2012, we paid for the repurchase of 158,000 of our common shares under this authorization at an average purchase price of $34.11 per common share. We also obtained 21,329 of our common shares during the first three months of fiscal 2012 in connection with share-based compensation award programs.

•
Cash dividends paid to common shareholders – During the first three months of fiscal 2012, we paid total cash dividends of $8.9 million, or $0.15 per outstanding common share. During the first three months of fiscal 2011, we paid total cash dividends of $6.5 million, or $0.11 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash in some cases for issuing common shares under our various employee stock compensation programs. During the first three months of fiscal 2012 and fiscal 2011, we received cash proceeds totaling $2.5 million and $2.2 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was negative $3.6 million in the first three months of fiscal 2012 compared to $17.3 million in the prior year first three months due to higher capital spending levels and the use of cash to fund changes in operating assets and liabilities. Our debt-to-total capital ratio was 20.5% at June 30, 2011 and 21.1% at March 31, 2011.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011. Our commercial commitments were approximately $34.3 million at June 30, 2011 reflecting a net decrease of $0.1 million in surety bonds and other commercial commitments from March 31, 2011. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2011. At June 30, 2011, there was $378.2 million available under the Facility for borrowing. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility ($21.8 million at June 30, 2011).

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

Critical Accounting Policies, Estimates, and Assumptions

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2011.

SYSTEM 1 Rebate Program

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
The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed the trend in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments of SYSTEM 1 consumables during the period between the notice by FDA to healthcare facility administrators and infection control practitioners and the announcement of the Rebate Program, which indicated that a portion of our Customers had already transitioned away from the SYSTEM 1 technology. The remaining 81%, provides the best available indication of the portion of Customers likely to elect the rebate for the SYSTEM 1E processor. Order and quote data to date provides indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors which are based on current freight and disposal contracts.

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

We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. In the first quarter of fiscal 2012, we reached an agreement with the IRS on all material tax matters for fiscal 2008 and fiscal 2009. The IRS also began its audit of fiscal 2010 in the first quarter of fiscal 2012. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.

Additional information regarding our commitments and contingencies is included in note 10 to our consolidated financial statements titled, “Contingencies.”

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2012, our revenues were favorably impacted by $3.9 million, or 1.2%, and income before taxes was unfavorably impacted by $3.3 million, or 7.3%, as a result of foreign currency movements relative to the U.S. dollar.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's Form 10-K and other securities filings. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, rebate program, transition, cost reductions, business strategies, earnings and revenue trends, expense reduction or other future financial results. References to products, the consent decree, the transition or rebate program, or the settlement agreement are summaries only and do not alter or modify the specific terms of the decree, agreement, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or the Company's rebate program, transition plan or other business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning letters, government investigations, the December 3, 2009 or February 22, 2010 FDA notices, the April 20, 2010 consent decree and related transition plan and rebate program, the SYSTEM 1E device, the outcome of any pending FDA requests and clearances or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest or effects of fluctuations in currencies, tax assessments or anticipated rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, rebate assumptions, new product acceptance or approvals, including without limitation SYSTEM 1E and accessories thereto, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, the transition from the SYSTEM 1 processing system, or those matters described in our Form 10-K for the year ended March 31, 2011 and this Form 10-Q and other securities filings may adversely impact Company performance, results, prospects or value, (g) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2011 and this Form 10-Q for the quarter ended June 30, 2011.

Availability of Securities and Exchange Commission Filings

We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities Exchange Commission ("SEC.") You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. The information on our website is not incorporated by reference into this report. You may also obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or by accessing the SEC’s website at http://www.sec.gov. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011. Our exposures to market risks have not changed materially since March 31, 2011.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe we have adequately reserved for our current litigation and claims that are probable and estimable, and further believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse affect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings (including without limitation the FDA-related matters discussed below). For certain types of claims, we presently maintain insurance coverage for personal injury and property damage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.

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

On April 5, 2010, we received FDA clearance of the new liquid chemical sterilant processing system (SYSTEM 1E). Also in April 2010 we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). On April 19, 2010, a Complaint and Consent Decree were filed in the U.S. District Court for the Northern District of Ohio, and on April 20, 2010,

the Court approved the Consent Decree. In general, the Consent Decree addresses regulatory matters regarding SYSTEM 1, restricts further sales of SYSTEM 1 processors in the U.S., defines certain documentation and other requirements for continued service and support of SYSTEM 1 in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree.

The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”.) This transition period has since been extended by the FDA until February 2, 2012. Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the Rebate Program was introduced and who return their units have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we provide credits for SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110.0 million related to the SYSTEM 1 Rebate Program in the first quarter of fiscal 2011. Of the $110.0 million, $102.3 million is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7.7 million is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110.0 million reduction in operating income.

The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions since January 2009 with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this Item 1 or in various portions of Item 1A. of Part I contained in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on May 27, 2011.

In December of 2010, we began shipping SYSTEM 1E units after having received FDA clearance for the SYSTEM 1E chemical indicator, which is used in conjunction with the SYSTEM 1E. We also submitted a 510(k) to FDA for an optional biological indicator for use with SYSTEM 1E. As a result of discussions with FDA, we recently filed a de novo submission requesting classification of this monitoring strip in accordance with Section 513(f)(2) of the Federal Food Drug & Cosmetic Act. The de novo process is part of the initial classification for new devices. Under the Food Drug & Cosmetic Act, FDA has up to 60 days after the de novo submission to respond to the submission. This spore-based monitoring strip is an optional accessory and is not required for the proper use of SYSTEM 1E. These actions do not affect the prior clearance of the SYSTEM 1E processor or the SYSTEM 1E chemical indicator. There is no assurance regarding the outcome or timing of the de novo submission.

On February 5, 2010, a complaint was filed by a Customer that claimed to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. STERIS Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleged statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment and Plaintiff sought class certification, damages, and other legal and equitable relief including, without limitation, attorneys' fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. On February 7, 2011 we entered into a settlement agreement in which we agreed, among other things, to provide various categories of economic relief for members of the settlement class and not object to plaintiff's counsel's application to the court for attorneys' fees and expenses up to a specified amount. Certification of a settlement class was approved and final approval of the settlement was given by the court in the first quarter of fiscal 2012. During the third quarter of fiscal 2011, we recorded in operating expenses a pre-tax charge of approximately $19.8 million related to the settlement of these proceedings.

Other civil, criminal, regulatory or other proceedings involving our products or services also could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.

For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree.”, the “Risk Factor” titled: “Our business may be adversely affected as a result of the U.S. Food and Drug Administration notices to healthcare administrators and device manufacturers, and related matters,” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Except as noted above, we believe there have been no material recent developments concerning these legal proceedings since March 31, 2011 and no new material pending legal proceedings that are required to be reported.

ITEM 1A.    RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on May 27, 2011, that would materially affect our business, results of operations, or financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2012, we repurchased 170,000 of our common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of June 30, 2011, $168.6 million in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the first quarter of fiscal 2012 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
April 1-30	—		$—		—	$—
May 1-31	—		—		—	—
June 1-30	170,000		34.16		170,000	168,595
Total	170,000	(1)	$34.16	(1)	170,000	$168,595

(1)
Does not include 97 shares purchased during the quarter at an average price of $34.92 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	STERIS Corporation Form of Restricted Stock Agreement for Employees.

10.2	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer
August 9, 2011

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	STERIS Corporation Form of Restricted Stock Agreement for Employees.

10.2	STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.