Form 10-Q
period 2011-09-30
STERIS CORP
filed 2011-11-08
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of October 31, 2011: 57,966,176

STERIS Corporation and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2011	March 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$134,111	$193,016
Accounts receivable (net of allowances of $9,510 and $9,085, respectively)	236,765	272,248
Inventories, net	185,223	167,344
Deferred income taxes, net	41,763	56,715
Prepaid expenses and other current assets	28,164	16,483
Total current assets	626,026	705,806
Property, plant, and equipment, net	378,112	370,402
Goodwill and intangibles, net	335,489	318,810
Other assets	32,633	31,667
Total assets	$1,372,260	$1,426,685
Liabilities and equity
Current liabilities:
Accounts payable	$71,451	$90,981
Accrued payroll and other related liabilities	30,518	52,251
Accrued SYSTEM 1 Rebate Program and class action settlement	111,762	127,683
Accrued expenses and other	88,083	73,831
Total current liabilities	301,814	344,746
Long-term indebtedness	210,000	210,000
Deferred income taxes, net	28,031	26,662
Other liabilities	55,412	56,612
Total liabilities	$595,257	$638,020
Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 57,966 and 59,122 shares outstanding, respectively	242,849	241,343
Common shares held in treasury, 12,074 and 10,918 shares, respectively	(343,622)	(305,808)
Retained earnings	856,213	816,846
Accumulated other comprehensive income	20,441	35,188
Total shareholders’ equity	775,881	787,569
Noncontrolling interest	1,122	1,096
Total equity	777,003	788,665
Total liabilities and equity	$1,372,260	$1,426,685
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product	$223,502	$197,092	$425,515	$274,364
Service	119,205	115,333	235,831	227,041
Total revenues	342,707	312,425	661,346	501,405
Cost of revenues:
Product	138,805	110,736	256,238	217,312
Service	70,593	66,634	138,874	130,972
Total cost of revenues	209,398	177,370	395,112	348,284
Gross profit	133,309	135,055	266,234	153,121
Operating expenses:
Selling, general, and administrative	76,652	71,999	153,661	144,116
Research and development	8,915	8,043	17,672	16,652
Restructuring expenses	99	105	357	446
Total operating expenses	85,666	80,147	171,690	161,214
Income (loss) from operations	47,643	54,908	94,544	(8,093)
Non-operating expenses, net:
Interest expense	3,081	2,996	6,078	6,003
Interest income and miscellaneous expense	(682)	(188)	(575)	(350)
Total non-operating expenses, net	2,399	2,808	5,503	5,653
Income (loss) before income tax expense (benefit)	45,244	52,100	89,041	(13,746)
Income tax expense (benefit)	15,680	16,389	30,746	(4,247)
Net income (loss)	$29,564	$35,711	$58,295	$(9,499)
Net income (loss) per common share
Basic	$0.50	$0.60	$0.99	$(0.16)
Diluted	$0.50	$0.59	$0.98	$(0.16)
Cash dividends declared per common share outstanding	$0.17	$0.15	$0.32	$0.26

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$58,295	$(9,499)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	30,187	26,310
Deferred income taxes	17,283	(44,863)
Share-based compensation expense	3,811	6,385
Loss on the disposal of property, plant, equipment, and intangibles, net	313	1,396
Other items	(1,166)	3,143
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	36,545	13,551
Inventories, net	(15,955)	(22,558)
Other current assets	(11,525)	2,807
Accounts payable	(20,363)	(636)
Accrued SYSTEM 1 Rebate Program and class action settlement	(15,921)	109,956
Accruals and other, net	(20,967)	(29,635)
Net cash provided by operating activities	60,537	56,357
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(34,445)	(27,242)
Proceeds from the sale of property, plant, equipment, and intangibles	—	192
Acquisition of business, net of cash acquired	(22,269)	—
Net cash used in investing activities	(56,714)	(27,050)
Financing activities:
Repurchases of common shares	(43,679)	(16,627)
Cash dividends paid to common shareholders	(18,928)	(15,459)
Stock option and other equity transactions, net	3,172	3,290
Tax benefit from stock options exercised	745	786
Net cash used in financing activities	(58,690)	(28,010)
Effect of exchange rate changes on cash and cash equivalents	(4,038)	1,135
(Decrease) increase in cash and cash equivalents	(58,905)	2,432
Cash and cash equivalents at beginning of period	193,016	214,971
Cash and cash equivalents at end of period	$134,111	$217,403

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2011 and 2010
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

Interim Financial Statements

We prepared the accompanying unaudited consolidated financial statements of the Company according to accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. This means that they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our unaudited interim consolidated financial statements contain all material adjustments (consisting of normal recurring accruals and adjustments) management believes are necessary to fairly state our financial condition, results of operations, and cash flows for the periods presented.

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2011 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2012.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued an accounting standard update titled “Testing Goodwill for Impairment,” which allows an entity the option of performing a qualitative assessment to determine whether it is necessary to perform the current two-step annual impairment test. The guidance permits an entity to assess qualitative factors to determine if it is more-likely-than-not that the fair value of the reporting unit exceeds the carrying amount to determine if the two-step impairment test is required. The guidance does not change how goodwill is calculated or the requirement to test goodwill annually for

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this standard will not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance titled "Comprehensive Income," which altered the presentation of comprehensive income. More specifically, the updated guidance permits an entity to present components of net income and other comprehensive income in either, one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance now eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. These changes to the presentation of comprehensive income do not change the components that are recognized in net income or other comprehensive income under current accounting guidance. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard will not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2011, the FASB issued new guidance titled "Fair Value Measurement," intended to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency regarding valuation inputs and investment categorization. This new guidance is effective for annual and interim periods beginning after December 15, 2011. The adoption of this standard will not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued an accounting standard update titled “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," amending Accounting Standards Codification (ASC) Topic 350, “Intangibles - Goodwill and Other.”  This guidance amends the ASC requiring entities that have a reporting unit with zero or negative carrying value to assess whether qualitative factors indicate that it is more likely than not that an impairment of goodwill exists. If the entity concludes that it is more likely than not that an impairment exists, the entity must then measure the goodwill impairment. The new guidance, amending the ASC is effective for fiscal 2012 and will be applied during our annual goodwill impairment testing in the third quarter of fiscal 2012.

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
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments of SYSTEM 1 consumables during the period between the notice by FDA to healthcare facility administrators and infection control practitioners and the announcement of the Rebate Program, which indicated that a portion of our Customers had already transitioned away from the SYSTEM 1 technology during that period. The remaining 81% provides the best available indication of the portion of Customers projected to elect the rebate for the SYSTEM 1E processor. Order and quote data for fiscal 2011 provides indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors using existing freight and disposal contracts.

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

Fiscal 2010 Restructuring Plan

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

Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $8,375 related to these actions, of which $7,349 was recorded as restructuring expenses and $1,026 was recorded in cost of revenues. We also expect to incur an additional $2,100 by the end of fiscal 2012. These actions are intended to enhance profitability and improve efficiencies.

The following tables summarize our total pre-tax restructuring expenses for the second quarter and first half of fiscal 2012 and fiscal 2011:

Three Months Ended September 30, 2011	Fiscal 2010 Restructuring Plan (1)
Severance, payroll, and other related costs	$(26)
Asset impairment and accelerated depreciation	92
Total restructuring charges	$66

(1)	Includes $(33) in charges recorded in cost of revenues on Consolidated Statements of Income.

Three Months Ended September 30, 2010	Fiscal 2010 Restructuring Plan (1)
Severance, payroll, and other related costs	$23
Other	77
Total restructuring charges	$100

(1)	Includes $(5) in charges recorded in cost of revenues on Consolidated Statements of Income.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

Six Months Ended September 30, 2011	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$(80)	$—	$(80)
Product rationalization	335	—	335
Asset impairment and accelerated depreciation	183	—	183
Lease termination obligation and other	—	(152)	(152)
Total restructuring charges	$438	$(152)	$286

(1)	Includes $(71) in charges recorded in cost of revenues on Consolidated Statements of Income.

Six Months Ended September 30, 2010	Fiscal 2010 Restructuring Plan
Severance, payroll, and other related costs	$6
Asset impairment and accelerated depreciation	356
Other	84
Total restructuring charges	$446

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2012
	March 31, 2011	Provision	Payments/ Impairments (1)	September 30, 2011
Severance and termination benefits	$1,993	$(80)	$(1,114)	$799
Product rationalization	—	335	(335)	—
Asset impairments	—	183	(183)	—
Lease termination obligations	1,790	—	152	1,942
Other	193	—	(86)	107
Total	$3,976	$438	$(1,566)	$2,848
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$29,564	$35,711	$58,295	$(9,499)
Change in cumulative foreign currency translation adjustment	(23,266)	21,101	(13,953)	8,142
Amortization of pension and postretirement benefit plans costs, net of taxes	(270)	(275)	(540)	(551)
Unrealized (loss) gain on available for sale securities	(261)	129	(254)	9
Total comprehensive income (loss)	$5,767	$56,666	$43,548	$(1,899)

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	September 30, 2011	March 31, 2011
Land and land improvements (1)	$32,650	$30,194
Buildings and leasehold improvements	218,267	201,883
Machinery and equipment	299,516	286,103
Information systems	104,721	101,934
Radioisotope	201,416	194,882
Construction in progress (1)	28,391	40,665
Total property, plant, and equipment	884,961	855,661
Less: accumulated depreciation and depletion	(506,849)	(485,259)
Property, plant, and equipment, net	$378,112	$370,402

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	September 30, 2011	March 31, 2011
Raw materials	$60,762	$58,375
Work in process	26,143	16,928
Finished goods	98,318	92,041
Inventories, net	$185,223	$167,344

6. Debt

Indebtedness was as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

	September 30, 2011	March 31, 2011
Private Placement	$210,000	$210,000
Credit facility	—	—
Total long term debt	$210,000	$210,000

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011.

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2011	March 31, 2011
Accrued payroll and other related liabilities:
Compensation and related items	$11,855	$16,160
Accrued vacation/paid time off	7,089	6,379
Accrued bonuses	800	13,925
Accrued employee commissions	7,018	11,985
Other postretirement benefit obligations-current portion	3,274	3,274
Other employee benefit plans' obligations-current portion	482	528
Total accrued payroll and other related liabilities	$30,518	$52,251
Accrued expenses and other:
Deferred revenues	$44,227	$34,396
Self-insured risk reserves-current portion	2,788	3,610
Accrued dealer commissions	8,145	7,354
Accrued warranty	9,066	7,509
Other	23,857	20,962
Total accrued expenses and other	$88,083	$73,831
Other liabilities:
Self-insured risk reserves-long-term portion	$10,233	$10,233
Other postretirement benefit obligations-long-term portion	18,713	20,526
Defined benefit pension plans obligations-long-term portion	6,037	8,006
Other employee benefit plans obligations-long-term portion	3,802	3,897
Accrued long-term income taxes	6,906	9,140
Other	9,721	4,810
Total other liabilities	$55,412	$56,612

8. Income Tax Expense (Benefit)

Income tax expense (benefit) includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three month periods ended September 30, 2011 and 2010 were 34.7% and 31.5%, respectively. The effective income tax rates for the six month periods ended September 30, 2011 and 2010 were 34.5% and 30.9%, respectively. Because the accrual established during the three and six month period ended September 30, 2010 in connection with the SYSTEM 1 Rebate Program was incurred in the United States at a higher effective tax rate, the projected mix of income before income taxes resulted in a lower operating tax rate.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

planning alternatives.

As of March 31, 2011, we had $9,594 in unrecognized tax benefits, of which $4,975 would favorably impact the effective tax rate if recognized. As of September 30, 2011, we had $6,017 in unrecognized tax benefits, of which $1,397 would favorably impact the effective tax rate if recognized. The decrease in unrecognized tax benefits for the six months ended September 30, 2011 is primarily due to a decrease in unrecognized tax benefits relating to prior years. We believe that it is reasonably possible that unrecognized tax benefits could decrease by up to $877 within 12 months of September 30, 2011, primarily as a result of settlements with tax authorities. As of September 30, 2011, we have recognized a liability for interest of $218 and penalties of $81.

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

9. Benefit Plans

We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement welfare benefits plan for certain United States former employees, including the same former employees who receive pension benefits under the United States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011.

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended September 30,	2011	2010	2011	2010	2011	2010
Service cost	$51	$47	$119	$130	$—	$—
Interest cost	609	654	69	84	248	292
Expected return on plan assets	(821)	(758)	(70)	(91)	—	—
Recognized losses	267	267	—	—	106	97
Amortization of prior service cost	—	—	—	—	(816)	(816)
Net periodic benefit cost (income)	$106	$210	$118	$123	$(462)	$(427)

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Six Months Ended September 30,	2011	2010	2011	2010	2011	2010
Service cost	$103	$95	$238	$259	$—	$—
Interest cost	1,219	1,309	138	168	496	584
Expected return on plan assets	(1,642)	(1,517)	(140)	(182)	—	—
Recognized losses	533	534	—	—	212	194
Amortization of prior service cost	—	—	—	—	(1,631)	(1,631)
Net periodic benefit cost (income)	$213	$421	$236	$245	$(923)	$(853)

We contribute amounts to the defined benefit pension plans at least sufficient to meet the minimum requirements as stated

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

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
On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA's “concerns about the SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In the notice, among other things, FDA stated its belief that the SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA had not determined whether the SYSTEM 1 was safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and affect the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the SYSTEM 1 that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA's December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, they should transition to that alternative as soon as possible. After its December 3, 2009 notice, we engaged in extensive discussions with the FDA regarding a comprehensive resolution of this matter. On February 2, 2010, the FDA notified healthcare facility administrators and infection control practitioners that FDA's total recommended time period for transitioning from SYSTEM 1 in the U.S. was 18

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

months from that date.
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
The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011 (later extended by FDA to February 2, 2012), subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time of the Rebate Program was introduced and who return their units have the option of either a pro-rated cash rebate or a rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we provide credits for the return of SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110,004 related to the SYSTEM 1 Rebate Program during the first quarter of fiscal 2011. Of the $110,004, $102,313 is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7,691 is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110,004 reduction in operating income.
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
The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of eligible Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments of SYSTEM 1 consumables during the period between the notice by FDA to healthcare facility administrators and infection control practitioners and the announcement of the Rebate Program, which indicated that a portion of our Customers have already transitioned away from the SYSTEM 1 technology during that period. The remaining 81% provides the best available indication of the portion of Customers projected to elect the rebate for the SYSTEM 1E processor. Order and quote data for fiscal 2011 provides indications of the proportion of Customers that are expected to choose each of the other cash and rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors using exiting freight and disposal contracts.
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this note 10 or in various portions of Item 1A. of Part I contained in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011.
In December of 2010, we began shipping SYSTEM 1E units, after having received FDA clearance for the SYSTEM 1E chemical indicator, which is used in conjunction with the SYSTEM 1E. We also submitted a 510(k) to FDA for an optional spore-based indicator strip for use with SYSTEM 1E. Thereafter, as a result of discussions with FDA, we filed a de novo submission requesting classification of this strip in accordance with Section 513(f)(2) of the Federal Food Drug & Cosmetic Act. The de novo process is part of the initial classification for new devices. This spore-based monitoring strip is an optional accessory and is not required for the proper use of SYSTEM 1E. These actions do not affect the prior clearance of the SYSTEM 1E processor or the SYSTEM 1E chemical indicator. There is no assurance regarding the outcome or timing of the de novo submission.
On February 5, 2010, a complaint was filed by a Customer that claimed to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. STERIS Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleged statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment and Plaintiff sought class certification, damages, and other legal and equitable relief including, without limitation, attorneys' fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. On February 7, 2011 we entered into a settlement agreement in which we agreed, among other things, to provide various categories of economic relief for members of the settlement class and not object to plaintiff's counsel's application to the court for attorneys' fees and expenses up to a specified amount. Certification of a settlement class was approved and final approval of the settlement was given by the court in the first quarter of fiscal 2012. During the third quarter of fiscal 2011, we recorded in operating expenses a pre-tax charge of approximately $19,796 related to the settlement of these proceedings. The assumptions regarding the amount of this charge included, among others, the portion of class members participating in the settlement and their choice of the categories of economic relief available for such members. These assumptions may be incorrect and the costs of the settlement may be higher or lower than the charge recorded. Estimates of the actual settlement range from as low as $7,000 and as high as $22,000 depending on the options selected by the class members.
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

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

The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and six month periods ended September 30, 2011, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011.

Financial information for each of our segments is presented in the following tables:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Healthcare (1)	$243,176	$220,114	$466,400	$323,880
Life Sciences	58,915	53,513	111,783	100,127
Isomedix	39,999	37,964	82,002	75,640
Total reportable segments	342,090	311,591	660,185	499,647
Corporate and other	617	834	1,161	1,758
Total revenues	$342,707	$312,425	$661,346	$501,405
Operating income (loss):
Healthcare (2)	$27,994	$38,063	$54,262	$(39,849)
Life Sciences	11,064	9,435	20,523	15,730
Isomedix	11,215	10,024	24,174	20,608
Total reportable segments	50,273	57,522	98,959	(3,511)
Corporate and other	(2,630)	(2,614)	(4,415)	(4,582)
Total operating income (loss)	$47,643	$54,908	$94,544	$(8,093)

(1)	Includes a reduction of $102,313 resulting from the SYSTEM 1 Rebate Program in the six months ended September 30, 2010.

(2)	Includes a reduction of $110,004 resulting from the SYSTEM 1 Rebate Program in the six months ended September 30, 2010.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	58,744	59,356	59,000	59,377
Dilutive effect of common share equivalents	636	693	741	—
Weighted average common shares outstanding and common share equivalents—diluted	59,380	60,049	59,741	59,377

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(shares in thousands)		(shares in thousands)
Number of common share options	585	561	445	471

13. Repurchases of Common Shares

During the first half of fiscal 2012, we repurchased 1,504,397 of our common shares for an aggregate amount of $45,942, representing an average price of $30.54 per common share. This includes certain September 2011 repurchases that were not settled until October 2011. We also obtained 21,329 of our common shares during the first half of fiscal 2012 in connection with stock based compensation award programs. At September 30, 2011, $128,460 of STERIS common shares remained authorized for repurchase pursuant to a March 2008 Board Authorization. Also, 12,073,580 common shares were held in treasury at September 30, 2011.

14. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units may cliff vest after three or four year periods or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of September 30, 2011, 4,558,792 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first half of fiscal 2012 and fiscal 2011:

	Fiscal 2012	Fiscal 2011
Risk-free interest rate	2.41%	2.68%
Expected life of options	5.65	5.65
Expected dividend yield of stock	1.78%	1.59%
Expected volatility of stock	29.78%	30.13%

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	3,274,395	$25.95
Granted	324,051	35.65
Exercised	(147,578)	22.31
Forfeited	(8,847)	27.88
Canceled	(19,525)	21.99
Outstanding at September 30, 2011	3,422,496	$27.04	5.64	$11,235
Exercisable at September 30, 2011	2,494,681	$25.84	4.63	$9,442

We estimate that 910,825 of the non-vested stock options outstanding at September 30, 2011 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $29.27 closing price of our common shares on September 30, 2011 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first half of fiscal 2012 and fiscal 2011 was $1,927 and $2,018, respectively. Net cash proceeds from the exercise of stock options were $3,172 and $3,290 for the first half of fiscal 2012 and fiscal 2011, respectively. The tax benefit from stock option exercises was $745 and $786 for the first half of fiscal 2012 and fiscal 2011, respectively.

The weighted average grant date fair value of stock option grants was $9.84 and $8.80 for the first half of fiscal 2012 and fiscal 2011, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of September 30, 2011 and 2010 was $807 and $971, respectively. The fair value of each outstanding SAR is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2011	400,951	$29.70
Granted	230,215	35.73
Vested	(69,698)	30.89
Canceled	(8,225)	32.85
Non-vested at September 30, 2011	553,243	$32.02

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first half of fiscal 2012 was $2,153.

Cash settled restricted share units carry generally the same terms and vesting requirements as stock settled restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of September 30, 2011 and 2010 was $1,239 and $1,192, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

As of September 30, 2011, there was a total of $15,171 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.52 years.

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

Changes in our warranty liability during the first six months of fiscal 2012 were as follows:

Fiscal 2012
Balance, March 31, 2011	$7,509
Warranties issued during the period	5,051
Settlements made during the period	(3,494)
Balance, September 30, 2011	$9,066

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $18,973 and $17,551 as of September 30, 2011 and March 31, 2011, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

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

	Asset Derivatives		Liability Derivatives
Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Location	September 30, 2011	March 31, 2011	September 30, 2011	March 31, 2011
Prepaid & Other	$9	$1,483	$—	$—
Accrued expenses and other	$—	$—	$3,897	$41

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share amounts)

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Six Months Ended
		September 30,
		2011	2010
Foreign currency forward contracts	Selling, general and administrative	$(2,520)	$715
Commodity swap contracts	Cost of revenues	$(1,576)	$(176)

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at September 30, 2011:

		Fair Value Measurements at September 30, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$134,111	$134,111	$—	$—
Forward and swap contracts (1)	9	—	9	—
Investments (2)	2,586	2,586	—	—
Liabilities:
Forward and swap contracts (1)	$3,897	$—	$3,897	$—
Deferred compensation plans (2)	2,586	2,586	—	—
Long term debt (3)	210,000	—	247,962	—

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

18. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended September 30, 2011. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2011 Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation
We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries, as of September 30, 2011, and the related consolidated statements of income for the three and six month periods ended September 30, 2011 and 2010, and consolidated statements of cash flows for the six month periods ended September 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
November 8, 2011

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first half of fiscal 2012 and fiscal 2011. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

During fiscal 2011, we recorded a pre-tax liability related to the SYSTEM 1 Rebate Program. The Rebate Program reduced Healthcare revenues by $102.3 million, increased Healthcare cost of revenues by $7.7 million, decreased gross margin and operating margin by $110.0 million and decreased net income by $70.3 million. The accrual of these estimated rebates and costs increased current liabilities by $110.0 million and did not have a material impact on free cash flow during that period.

Fiscal 2012 second quarter revenues were $342.7 million representing an increase of 9.7% over prior year reflecting increases in the all three reportable business segments. Our gross margin percentage for the fiscal 2012 second quarter decreased to 38.9%, or 430 basis points, from 43.2% in the fiscal 2011 second quarter. The decline in gross margin is primarily due to continued reduction in SYSTEM 1 consumable volume, shipments of lower gross margin SYSTEM 1E units, an unfavorable impact from currency fluctuations and higher raw material costs. The gross margin also was negatively impacted by a higher portion of revenues being derived from capital equipment which generally generate lower margins than consumable products and services. Fiscal 2012 first half revenues were $661.3 million representing an increase of 31.9% over the prior year period. The fiscal 2011 period was negatively impacted by the SYSTEM 1 Rebate Program. When compared to adjusted revenues in the prior year period, excluding the $102,313 negative impact of the SYSTEM 1 Rebate Program, fiscal 2012 first half revenues represent an increase of 9.5% (see subsection of MD&A titled "Non-GAAP Financial Measures") for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures. Our gross margin percentage for the fiscal 2012 first half was 40.3%. The fiscal 2011 first half gross margin percentage of 30.5% was negatively impacted by the SYSTEM 1 Rebate Program. Adjusted gross margin percentage for the fiscal 2011 first half was 43.6% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Compared to adjusted gross margin percentage for the fiscal 2011 period, the 330 basis point decrease is driven primarily by sales of lower margin SYSTEM 1E units, lower SYSTEM 1 consumable volume, the unfavorable impact of foreign currency fluctuations and higher raw material costs. Fiscal 2012 second quarter operating income was $47.6 million compared with $54.9 million for the fiscal 2011 second quarter. Fiscal 2012 first half operating income was $94.5 million compared with an operating loss of $8.1 million for the first half of fiscal 2011. Excluding the impact of recording the SYSTEM 1 Rebate Program liability, adjusted operating income for the fiscal 2011 first half was $101.9 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures).

Free cash flow was $26.1 million in the first six months of fiscal 2012 compared to $29.3 million in the prior year first six months, reflecting higher capital spending levels and the use of cash to fund SYSTEM 1 Rebate Program obligations. Our debt-to-total capital ratio was 21.3% at September 30, 2011 and 21.1% at March 31, 2011. During the first six months of fiscal 2012, we declared and paid cash dividends of $0.32 per common share.

Inventory was $185.2 million at September 30, 2011 which reflects an increase from the March 31, 2011 balance of $167.3 million. The higher inventory level is primarily driven by inventory held in support of the SYSTEM 1 Transition Plan. Inventory has declined $9.8 million since the end of the first quarter of fiscal 2012.

Additional information regarding our fiscal 2012 second quarter and first half financial performance is included in the subsection below titled “Results of Operations.”

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

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2012, our revenues were favorably impacted by $3,894 million, or 1.2%, and income before taxes was unfavorably impacted by $1,138 million, or 2.4%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2012, our revenues were favorably impacted by $7,793 million, or 1.2%, and income before taxes was unfavorably impacted by $4,497 million, or 4.9%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the six month periods ended September 30, 2011 and 2010:

	Six Months Ended September 30,
(dollars in thousands)	2011	2010
Net cash flows provided by operating activities	$60,537	$56,357
Purchases of property, plant, equipment and intangibles, net	(34,445)	(27,242)
Proceeds from the sale of property, plant, equipment and intangibles	—	192
Free cash flow	$26,092	$29,307
To supplement our financial results presented in accordance with U.S. GAAP, we have sometimes referred to certain measures of revenues, gross profit, income tax expense, and the Healthcare segment results of operations in the section of MD&A titled, "Results of Operations" excluding the impact of the SYSTEM 1 Rebate Program recorded in the first quarter of fiscal 2011. This item had a significant impact on the fiscal 2011 first half measures and the corresponding trend in each of these measures. We provide adjusted measures to give the reader a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. These measures are used by management and the Board of Directors in making comparisons to our historical operating results and analyzing the underlying performance of our operations. The tables below provide a reconciliation of each of these measures to its most directly comparable GAAP financial measure.

(dollars in thousands)	Six Months Ended
September 30, 2010

Reported revenues	$501,405
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted revenues	$603,718

Reported capital revenues	121,247
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted capital revenues	$223,560

Reported United States revenues	$361,728
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted United States Revenues	$464,041

Reported Healthcare revenues	$323,880
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted Healthcare revenues	$426,193

Reported gross profit	$153,121
Impact of the SYSTEM 1 Rebate Program	110,004
Adjusted gross profit	$263,125

Reported gross profit percentage	30.5%
Impact of the SYSTEM 1 Rebate Program	13.0%
Adjusted gross profit percentage	43.6%

Reported operating (loss)	$(8,093)
Impact of the SYSTEM 1 Rebate Program	110,004
Adjusted operating income	$101,911

Reported Healthcare operating (loss)	$(39,849)
Impact of the SYSTEM 1 Rebate Program	110,004
Adjusted Healthcare operating income	$70,155

Reported income tax expense (benefit)	$(4,247)
Impact of the SYSTEM 1 Rebate Program	39,660
Adjusted income tax expense	$35,413

Reported effective income tax rate	30.9%
Impact of the SYSTEM 1 Rebate Program	5.9%
Adjusted effective income tax rate	36.8%

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2012 compared with the same fiscal 2011 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three and six months ended September 30, 2011 to the revenues for the three and six months ended September 30, 2010:

	Three Months Ended
	September 30,
(dollars in thousands)	2011	2010	Change	Percent Change

Total revenues	$342,707	$312,425	$30,282	9.7%

Revenues by type:
Capital equipment revenues	149,225	120,308	28,917	24.0%
Consumable revenues	74,277	76,784	(2,507)	(3.3)%
Service revenues	119,205	115,333	3,872	3.4%

Revenues by geography:
United States revenues	257,635	237,953	19,682	8.3%
International revenues	85,072	74,472	10,600	14.2%

	Six Months Ended
	September 30,
(dollars in thousands)	2011	2010	Change	Percent Change

Total revenues	$661,346	$501,405	$159,941	31.9%

Revenues by type:
Capital equipment revenues	273,844	121,247	152,597	125.9%
Consumable revenues	151,671	153,117	(1,446)	(0.9)%
Service revenues	235,831	227,041	8,790	3.9%

Revenues by geography:
United States revenues	502,471	361,728	140,743	38.9%
International revenues	158,875	139,677	19,198	13.7%

Quarter over Quarter Comparison

Revenues increased $30.3 million, or 9.7%, to $342.7 million for the quarter ended September 30, 2011, as compared to $312.4 million for the same prior year quarter. Capital equipment revenues increased $28.9 million, or 24.0%, in the second quarter of fiscal 2012, as compared to the second quarter of fiscal 2011. Capital equipment revenues increased in both the Healthcare and Life Sciences segments. Within Healthcare, the increase was primarily attributable to shipments of SYSTEM 1E units as well as growth in our surgical products. Consumable revenues declined $2.5 million, or 3.3%, for the quarter ended September 30, 2011, as compared to the prior year quarter, attributable to reductions in SYSTEM 1 consumables within the Healthcare segment which were partially offset by growth in consumables within the Life Sciences segment. Service revenues increased $3.9 million, or 3.4%, in the second quarter of fiscal 2012 reflecting growth in all three reportable business segments.

International revenues increased $10.6 million, or 14.2%, to $85.1 million for the quarter ended September 30, 2011, as compared to $74.5 million for the same prior year quarter. International revenues were favorably impacted by increases in capital revenues, which increased 21.6% primarily due to increases within Europe and Latin America. International recurring revenues increased during the second quarter of fiscal 2012 by 6.4%, led by increases primarily in Europe and Canada but also reflecting growth in the Latin American and Asia Pacific regions.

United States revenues increased $19.7 million, or 8.3%, to $257.6 million for the quarter ended September 30, 2011, as compared to $238.0 million for the same prior year quarter. Higher capital equipment revenues in both the Healthcare and Life Sciences business segments combined with growth in Isomedix service revenues drove the increase. These increases were partially offset by a decline in consumable revenues driven by decreases in SYSTEM 1 consumables.
First Half over First Half Comparison

Revenues increased $159.9 million, or 31.9%, to $661.3 million for the first half of fiscal 2012. The first half of fiscal 2011 was negatively impacted by the SYSTEM 1 Rebate Program. Adjusted revenues, excluding the impact of the SYSTEM 1 Rebate Program, for the first half of fiscal 2011 were $603.7 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Capital equipment revenues increased $152.6 million or 125.9%. The prior year period was negatively impacted by the SYSTEM 1 Rebate Program. Capital equipment revenues increased 22.5% when compared to adjusted capital equipment revenues for the first half of fiscal 2011 of $223.6 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase was driven by improved demand within all geographies -- North America, Europe, Asia Pacific and Latin America. Recurring revenues increased $7.4 million or 1.9% as weaker demand in United States due to decreases in SYSTEM 1 consumables partially offset the impact of growth internationally in consumables and service.

International revenues for the first half of fiscal 2012 were $158.9 million, an increase of $19.2 million, or 13.7%, as compared to the first half of fiscal 2011. Fiscal 2012 year-to-date international revenues were favorably impacted by a 17.6% increase in capital equipment revenue and a 9.9% increase in recurring revenues, reflecting increases in both consumable and service revenues of 9.7% and 10.2%, respectively.

United States revenues for the first half of fiscal 2012 increased $140.7 million, or 38.9%, as compared to the first half of fiscal 2011. United States revenues in the prior year first half were negatively impacted by the SYSTEM 1 Rebate Program. Adjusted United States revenues for the first half of fiscal 2011 were $464.0 million. United States revenues for the first half of fiscal 2012 increased $38.4 million, or 8.3%, when compared to adjusted United States revenues for the first half of fiscal 2011 (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The fiscal 2012 year-to-date increase in United States revenues was driven by increases in capital equipment revenues and service revenues generated by our Isomedix segment. These increases were partially offset by a 4.1% decrease in consumable revenues.
Revenues by segment are further discussed in the section of MD&A titled, "Business Segment Results of Operations."

Gross Profit. The following table compares our gross profit for the three and six months ended September 30, 2011 to the three and six months ended September 30, 2010:

	Three Months Ended		Change	Percent Change
	September 30,
(dollars in thousands)	2011	2010
Gross Profit:
Product	$84,697	$86,356	$(1,659)	(1.9)%
Service	48,612	48,699	(87)	(0.2)%
Total Gross Profit	$133,309	$135,055	$(1,746)	(1.3)%
Gross Profit Percentage:
Product	37.9%	43.8%
Service	40.8%	42.2%
Total Gross Profit Percentage	38.9%	43.2%

	Six Months Ended		Change	Percent Change
	September 30,
(dollars in thousands)	2011	2010
Gross Profit:
Product	$169,277	$57,052	$112,225	NM
Service	96,957	96,069	888	0.9%
Total Gross Profit	$266,234	$153,121	$113,113	NM
Gross Profit Percentage:
Product	39.8%	20.8%
Service	41.1%	42.3%
Total Gross Profit Percentage	40.3%	30.5%
NM - Not meaningful.

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 decreased 430 basis points to 38.9% from 43.2%. The fiscal 2012 period was negatively impacted by the SYSTEM 1 transition (approximately 140 bps) primarily reflecting the decline in SYSTEM 1 consumable volumes and the shipment of lower margin SYSTEM 1E units, the unfavorable impact of foreign currency fluctuations (approximately 50 bps), and higher raw material costs (approximately 60 bps). These negative impacts, while primarily within the Healthcare business segment, also impacted gross profits in the Life Sciences business segment.

Gross profit percentage for the first half of fiscal 2012 was 40.3%. The fiscal 2011 first half period gross profit percentage of 30.5% was negatively impacted by the SYSTEM 1 Rebate Program. Excluding the impact of the SYSTEM 1 Rebate Program, adjusted gross profit percentage for the fiscal 2011 period was 43.6% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Therefore, the gross profit percentage has decreased 330 basis points for the first half of fiscal 2012 compared to the adjusted gross profit percentage for the first half of fiscal 2011 driven by the same factors that impacted the second quarter of fiscal 2012.

Operating Expenses. The following table compares our operating expenses for the three and six month periods ended September 30, 2011 to the three and six month periods ended September 30, 2010:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2011	2010
Operating Expenses:
Selling, General, and Administrative	$76,652	$71,999	$4,653	6.5%
Research and Development	8,915	8,043	872	10.8%
Restructuring expenses	99	105	(6)	(5.7)%
Total Operating Expenses	$85,666	$80,147	$5,519	6.9%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2011	2010
Operating Expenses:
Selling, General, and Administrative	$153,661	$144,116	$9,545	6.6%
Research and Development	17,672	16,652	1,020	6.1%
Restructuring expenses	357	446	(89)	(20.0)%
Total Operating Expenses	$171,690	$161,214	$10,476	6.5%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses.The increase of 6.5% in the second quarter of fiscal 2012 is attributable to costs associated with investments to address product reliability issues, in particular for the recently shipped SYSTEM 1E units and V-Pro units, as well as strategic investments within our Healthcare business segment, including transition costs related to our previously announced facility consolidations. As a percentage of revenues, SG&A was 22.4% and 23.0% in the second quarters of fiscal 2012 and 2011, respectively. SG&A expenses increased 6.6% for the first half of fiscal 2012. SG&A as a percentage of revenues was 23.2% for the first half of fiscal 2012 reflecting a decrease of 550 basis points when compared to 28.7% for the first half of fiscal 2011. The measure for the first half of fiscal 2011 was negatively impacted by the $102.3 million reduction of revenues resulting from the SYSTEM 1 Rebate Program.

For the three month period ended September 30, 2011, research and development expenses increased 10.8%. For the first half of fiscal 2012, research and development expenses were $17.7 million, representing an increase of 6.1% compared to the same fiscal 2011 period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. Our investments in research and development continue to be focused on, but not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

Restructuring expenses incurred during the three and six month periods of fiscal 2012 and fiscal 2011 related to previously announced restructuring plans. The following tables summarize our total pre-tax restructuring expenses for three and six month periods ended September 30, 2011 and September 30, 2010:

(dollars in thousands)
Three Months Ended September 30, 2011	Fiscal 2010 Restructuring Plan (1)
Severance, payroll, and other related costs	$(26)
Asset impairment and accelerated depreciation	92
Total restructuring charges	$66

(1)	Includes $(33) in charges recorded in cost of revenues on Consolidated Statements of Income.

(dollars in thousands)
Three Months Ended September 30, 2010	Fiscal 2010 Restructuring Plan (1)
Severance, payroll, and other related costs	$23
Other	77
Total restructuring charges	$100

(1)	Includes $(5) in charges recorded in cost of revenues on Consolidated Statements of Income.

(dollars in thousands)
Six Months Ended September 30, 2011	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$(80)	$—	$(80)
Product rationalization	335	—	335
Asset impairment and accelerated depreciation	183	—	183
Lease termination obligation and other	—	(152)	(152)
Total restructuring charges	$438	$(152)	$286

(1)	Includes $(71) in charges recorded in cost of revenues on Consolidated Statements of Income.

(dollars in thousands)
Six Months Ended September 30, 2010	Fiscal 2010 Restructuring Plan
Severance, payroll, and other related costs	$6
Asset impairment and accelerated depreciation	356
Other	84
Total restructuring charges	$446

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
(dollars in thousands)		Fiscal 2012
	March 31, 2011	Provision	Payments/ Impairments (1)	September 30, 2011
Severance and termination benefits	$1,993	$(80)	$(1,114)	$799
Product rationalization	—	335	(335)	—
Asset impairments	—	183	(183)	—
Lease termination obligations	1,790	—	152	1,942
Other	193	—	(86)	107
Total	$3,976	$438	$(1,566)	$2,848
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Non-Operating Expenses, Net. Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense, net for the three and six month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(dollars in thousands)	2011	2010	Change
Non-Operating Expenses, Net:
Interest expense	$3,081	$2,996	$85
Interest income and miscellaneous expense	(682)	(188)	(494)
Non-Operating Expenses, Net	$2,399	$2,808	$(409)

	Six Months Ended September 30,
(dollars in thousands)	2011	2010	Change
Non-Operating Expenses, Net:
Interest expense	$6,078	$6,003	$75
Interest income and miscellaneous expense	(575)	(350)	(225)
Non-Operating Expenses, Net	$5,503	$5,653	$(150)

Interest expense during the three and six month periods was approximately the same.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and six month periods ended September 30, 2011 to the three and six month periods ended September 30, 2010:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2011	2010
Income Tax Expense (Benefit)	$15,680	$16,389	$(709)	(4.3)%
Effective Income Tax Rate	34.7%	31.5%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2011	2010
Income Tax Expense (Benefit)	$30,746	$(4,247)	$34,993	NM
Effective Income Tax Rate	34.5%	30.9%
NM - Not meaningful.

Income tax expense (benefit) includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income (loss). The effective income tax rates for continuing operations for the three and six month periods ended September 30, 2011 were 34.7% and 34.5% compared with 31.5% and 30.9% for the same prior year periods. The prior year periods reflect the impact of the recognition of the SYSTEM 1 Rebate Program liability. Because the liability established was incurred in the United States at a higher effective tax rate, a higher portion of the projected income before income taxes will be subject to taxes in jurisdictions with lower tax rates. We benefited from favorable discrete item adjustments relating to the effective settlement of certain items in connection with the United States audit examination for fiscal 2008 and 2009 during the six month period ended September 30, 2011.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011, provides additional information regarding each business segment. The following tables compare business segment revenues for the three and six months ended September 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended		Change	Percent Change
	September 30,
	2011	2010
Revenues:
Healthcare	$243,176	$220,114	$23,062	10.5%
Life Sciences	58,915	53,513	5,402	10.1%
Isomedix	39,999	37,964	2,035	5.4%
Total reportable segments	342,090	311,591	30,499	9.8%
Corporate and other	617	834	(217)	(26.0)%
Total Revenues	$342,707	$312,425	$30,282	9.7%

(dollars in thousands)	Six Months Ended		Change	Percent Change
	September 30,
	2011	2010
Revenues:
Healthcare	$466,400	$323,880	$142,520	44.0%
Life Sciences	111,783	100,127	11,656	11.6%
Isomedix	82,002	75,640	6,362	8.4%
Total reportable segments	660,185	499,647	160,538	32.1%
Corporate and other	1,161	1,758	(597)	(34.0)%
Total Revenues	$661,346	$501,405	$159,941	31.9%

Healthcare revenues increased $23.1 million, or 10.5%, to $243.2 million for the quarter ended September 30, 2011, as compared to $220.1 million for the same prior year quarter. The increase is attributable to growth in revenues within both the surgical and infection prevention technologies businesses, including revenues for SYSTEM 1E related products and services, which were somewhat offset by the year over year decline in SYSTEM 1 related products and services. The fiscal 2012 second quarter increase in Healthcare revenues also reflects higher demand for our surgical products. Service revenues increased 2.3% as we began to benefit from the installation of SYSTEM 1E units. These increases were partially offset by a decline of 6.2% in consumable revenues driven by lower demand in the United States for SYSTEM 1 consumables. Healthcare revenues increased $142.5 million or 44.0%, to $466.4 million for the first half of fiscal 2012. The prior year period was negatively impacted by the SYSTEM 1 Rebate Program. Adjusted revenues for the prior year first half were $426.2 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Compared to the adjusted revenues for the prior year first half, Healthcare revenues grew 9.4%. At September 30, 2011, the Healthcare segment’s backlog amounted to $148.2 million, decreasing $1.8 million, or 1.2%, compared to the backlog of $150.0 million at September 30, 2010. Backlog increased $9.6 million, or 6.9%, compared to the backlog of $138.6 million at March 31, 2011.

Life Sciences revenues increased $5.4 million, or 10.1%, to $58.9 million for the quarter ended September 30, 2011, as compared to $53.5 million for the same prior year quarter. The increase in Life Sciences revenues was driven by increases of 18.3% in capital equipment revenues, 7.7% in consumable revenues, and 4.0% in services revenues. The increase in capital equipment revenues was notable within the United States and Europe. The increase is attributable, in part, to replacement product purchases from pharmaceutical Customers. For the first half of fiscal 2012, Life Sciences revenues increased $11.7 million, or 11.6%, to $111.8 million compared to $100.1 million in the first half of fiscal 2011. The increase in Life Sciences revenues was driven by increases of 21.9%, 11.5% and 2.3% in capital equipment, consumables, and service revenues, respectively. While this is a positive development, the prior year first half provided a relatively low base for comparison. At September 30, 2011, the Life Sciences segment’s backlog amounted to $41.2 million, increasing $3.2 million, or 8.4% compared to the backlog of $38.0 million at September 30, 2010. Backlog increased $0.5 million, or 1.2%, compared to the backlog of $40.7 million at March 31, 2011.

Isomedix segment revenues increased $2.0 million, or 5.4%, to $40.0 million for the quarter ended September 30, 2011, as compared to $38.0 million for the same prior year quarter. For the first half of fiscal 2012, revenues increased $6.4 million, or 8.4%, to $82.0 million as compared to $75.6 million for the first half of fiscal 2011. Revenues were favorably impacted by increased demand from our medical device Customers, as well as the benefits realized from capacity expansions in select locations.

The following table compares our business segment operating results for the three and six months ended September 30, 2011 to the three and six months ended September 30, 2010:

	Three Months Ended		Change	Percent Change
	September 30,
(dollars in thousands)	2011	2010
Operating Income (Loss):
Healthcare	$27,994	$38,063	$(10,069)	(26.5)%
Life Sciences	11,064	9,435	1,629	17.3%
Isomedix	11,215	10,024	1,191	11.9%
Total reportable segments	50,273	57,522	(7,249)	(12.6)%
Corporate and other	(2,630)	(2,614)	(16)	0.6%
Total Operating Income (Loss)	$47,643	$54,908	$(7,265)	(13.2)%

	Six Months Ended		Change	Percent Change
	September 30,
(dollars in thousands)	2011	2010
Operating Income (Loss):
Healthcare	$54,262	$(39,849)	$94,111	NM
Life Sciences	20,523	15,730	4,793	30.5%
Isomedix	24,174	20,608	3,566	17.3%
Total reportable segments	98,959	(3,511)	102,470	NM
Corporate and other	(4,415)	(4,582)	167	(3.6)%
Total Operating Income (Loss)	$94,544	$(8,093)	$102,637	NM
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

The Healthcare segment’s operating income decreased $10.1 million, to $28.0 million for the second quarter as compared to $38.1 million in the same prior year period. The decrease in operating income was driven primarily by lower SYSTEM 1 consumable volumes, the shipment of lower gross margin SYSTEM 1E units, as well as operating expenses associated with strategic investments within the segment and investments made to address product reliability issues. For the first half of fiscal 2012 the segment's operating income was $54.3 million compared to a loss of $39.8 million for the first half of fiscal 2011. Operating income for the six months ended September 30, 2010 was negatively impacted by the SYSTEM 1 Rebate Program. Adjusted operating income, excluding the impact of the SYSTEM 1 Rebate Program, for the prior year period was $70.2 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The fiscal 2012 decrease from adjusted operating income in fiscal 2011 is attributable to lower SYSTEM 1 consumable volumes, the shipment of lower gross margin SYSTEM 1E units, higher sales related costs, as well as operating expenses associated with strategic investments within the segment and investments made to address product reliability issues.

The Life Sciences segment’s operating income increased $1.6 million for the second quarter of fiscal 2012 as compared to the same prior year period. The segment’s operating margin was 18.8% for the second quarter of fiscal 2012, representing an increase of 120 basis points over the comparable prior year period. The segment's operating income for the first half of fiscal 2012 was $20.5 million or 18.4% of revenues compared to $15.7 million or 15.7% of revenues in the same prior period. The increases in both periods were the result of volume increases and lower operating expenses.

The Isomedix segment’s operating income increased $1.2 million for the second quarter of fiscal 2012 as compared to the same prior year period. The segment’s operating margin was 28.0% for the second quarter of fiscal 2012, representing an increase of 160 basis points over the comparable prior year period. The segment's operating income for the first half of fiscal

2012 was $24.2 million or 29.5% of revenues compared to $20.6 million or 27.2% of revenues in the same prior period. The increase in operating income reflects the benefit of increased revenues.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the six months ended September 30, 2011 and 2010:

	Six Months Ended
	September 30,
(dollars in thousands)	2011	2010
Operating activities:
Net income (loss)	$58,295	$(9,499)
Non-cash items	50,428	(7,629)
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	(15,921)	109,956
Changes in operating assets and liabilities	(32,265)	(36,471)
Net cash provided by operating activities	$60,537	$56,357
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(34,445)	$(27,242)
Proceeds from the sale of property, plant, equipment, and intangibles	—	192
Investments in businesses, net of cash acquired	(22,269)	—
Net cash used in investing activities	$(56,714)	$(27,050)
Financing activities:
Repurchases of common shares	$(43,679)	$(16,627)
Cash dividends paid to common shareholders	(18,928)	(15,459)
Stock option and other equity transactions, net	3,172	3,290
Tax benefit from stock options exercised	745	786
Net cash used in financing activities	$(58,690)	$(28,010)
Debt-to-total capital ratio	21.3%	22.4%
Free cash flow	$26,092	$29,307

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $60.5 million for the first six months of fiscal 2012 as compared with $56.4 million for the first six months of fiscal 2011. The increase in net cash provided by operating activities is driven by a lower use of cash to fund operating assets offset by the current year use of cash of $15.9 million for the SYSTEM 1 Rebate Program.

Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $56.7 million for the first six months of fiscal 2012 compared with $27.1 million for the first six months of fiscal 2011. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2012 and fiscal 2011:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $34.4 million for the first six months of fiscal 2012 as compared to $27.2 million during the same prior year period.

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

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $58.7 million for the first six months of fiscal 2012 compared with net cash used in financing activities of $28.0 million for the first six months of fiscal 2011. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2012 and fiscal 2011:

•
Repurchases of common shares – The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first six months of fiscal 2012, we paid for the repurchase of 1,402,227 of our common shares under this authorization at an average purchase price of $30.62 per common share. We also obtained

21,329 of our common shares during the first six months of fiscal 2012 in connection with share-based compensation award programs.

•
Cash dividends paid to common shareholders – During the first six months of fiscal 2012, we paid total cash dividends of $18.9 million, or $0.32 per outstanding common share. During the first six months of fiscal 2011, we paid total cash dividends of $15.5 million, or $0.26 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash in some cases for issuing common shares under our various employee stock compensation programs. During the first six months of fiscal 2012 and fiscal 2011, we received cash proceeds totaling $3.2 million and $3.3 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $26.1 million in the first six months of fiscal 2012 compared to $29.3 million in the prior year first six months due to higher capital spending levels and the use of cash to fund SYSTEM 1 Rebate Program obligations. Our debt-to-total capital ratio was 21.3% at September 30, 2011 and 21.1% at March 31, 2011.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011. Our commercial commitments were approximately $36.1 million at September 30, 2011 reflecting a net increase of $1.7 million in surety bonds and other commercial commitments from March 31, 2011. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2011. At September 30, 2011, there was $384.8 million available under the Facility for borrowing. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility ($15.2 million at September 30, 2011). There also were $8.6 million in outstanding letters of credit under another Company facility at September 30, 2011. This other facility was obtained to provide increased flexibility regarding the terms of the Company's letters of credit.

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
The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of these Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments of SYSTEM 1 consumables during the period between the notice by FDA to healthcare facility administrators and infection control practitioners and the announcement of the Rebate Program, which indicated that a portion of our Customers transitioned away from the SYSTEM 1 technology during that period. The remaining 81% provides the best available indication of the portion of Customers projected to elect the rebate for the SYSTEM 1E processor. Order and quote data for fiscal 2011 provides indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors using existing freight and disposal contracts.

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

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2012, our revenues were favorably impacted by $3,894 million, or 1.2%, and income before taxes was unfavorably impacted by $1,138 million, or 2.4%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2012, our revenues were favorably impacted by $7,793 million, or 1.2%, and income before taxes was unfavorably impacted by $4,497 million, or 4.9%, as a result of foreign currency movements relative to the U.S. dollar.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's Form 10-K and other securities filings. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, rebate program, transition, cost reductions, business strategies, earnings and revenue trends, expense reduction or other future financial results. References to products, the consent decree, the transition or rebate program, or the settlement agreement are summaries only and do not alter or modify the specific terms of the decree, agreement, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or the Company's rebate program, transition plan or other business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning letters, government investigations, the December 3, 2009 or February 22, 2010 FDA notices, the April 20, 2010 consent decree and related transition plan and rebate program, the SYSTEM 1E device, the outcome of any pending FDA requests and clearances or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest or effects of fluctuations in currencies, tax assessments or anticipated rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, rebate assumptions, new product acceptance, performance, or approvals, including without limitation SYSTEM 1E and accessories thereto, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, the transition from the SYSTEM 1 processing system, or those matters described in our Form 10-K for the year ended March 31, 2011 and this Form 10-Q and other securities filings may adversely impact Company performance, results, prospects or value, (g) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2011 and this Form 10-Q for the quarter ended September 30, 2011.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). This transition period has since been extended by the FDA until February 2, 2012. Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the Rebate Program was introduced and who return their units have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we provide credits for the return of SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110.0 million related to the SYSTEM 1 Rebate Program in the first quarter of fiscal 2011. Of the $110.0 million, $102.3 million is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7.7 million is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110.0 million reduction in operating income.

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

In December of 2010, we began shipping SYSTEM 1E units after having received FDA clearance for the SYSTEM 1E chemical indicator, which is used in conjunction with the SYSTEM 1E. We also submitted a 510(k) to FDA for an optional spore-based indicator strip for use with SYSTEM 1E. Thereafter, as a result of discussions with FDA, we filed a de novo submission requesting classification of this strip in accordance with Section 513(f)(2) of the Federal Food Drug & Cosmetic Act. The de novo process is part of the initial classification for new devices. This spore-based monitoring strip is an optional accessory and is not required for the proper use of SYSTEM 1E. These actions do not affect the prior clearance of the SYSTEM 1E processor or the SYSTEM 1E chemical indicator. There is no assurance regarding the outcome or timing of the de novo submission.

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

Except as noted above, we believe there have been no material recent developments concerning these legal proceedings since June 30, 2011 and no new material pending legal proceedings that are required to be reported.

ITEM 1A.	RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on May 27, 2011, that would materially affect our business, results of operations, or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2012, we repurchased 1,334,397 of our common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of September 30, 2011, $128,460 in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the second quarter of fiscal 2012 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
July 1-31	13,200		$34.85		13,200	$168,135
August 1-31	647,787		30.28		647,787	148,518
September 1-30	673,410		29.79		673,410	128,460
Total	1,334,397	(1)	$30.08	(1)	1,334,397	$128,460

(1)
Does not include 36 shares purchased during the quarter at an average price of $32.17 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 5.    OTHER INFORMATION

On November 4, 2011 the Company executed an Amendment No. 1 (the “Amendment”) to the STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (the “Plan”). The Amendment imposes a prospective freeze on Plan compensation deferrals. The deferral freeze applies to base salary payable in 2012 and succeeding calendar years and commissions, bonuses and other performance based compensation payable in respect of the 2013 fiscal year and succeeding fiscal years. The Amendment does not impact the timing of Plan benefit payments.

Also on November 4, 2011 the Company executed a letter agreement with Bank of America, N.A. (“B of A”) regarding a transfer and advised line for letters of credit (the “Agreement”). The Agreement provides for the transfer to B of A of all letters of credit currently outstanding under the Company's Second Amended and Restated Credit Agreement with Key Bank National Association, as administrative agent, and the other financial institutions from time to time party thereto, and the consolidation of such letters of credit for Agreement purposes with all then outstanding letters of credit previously issued by or transferred to B of A on behalf of the Company or its subsidiaries on a standalone basis (all such letters of credit being hereafter sometimes collectively referred to as “Existing Letters of Credit”). The Agreement also provides for the renewal of Existing Letters of Credit and issuance of new letters of credit on behalf of the Company or its subsidiaries (together with Existing Letters of Credit, collectively referred to as “Letters of Credit”) from time to time upon request of the Company and in the discretion of B of A. The aggregate face amount of all Letters of Credit outstanding at any time under the Agreement may not exceed $35 million. No Letter of Credit may terminate more than two years from the date of its issuance or last renewal except that Letters of Credit having a face amount not exceeding $3 million in the aggregate at any time outstanding may terminate not later than five years from the date of their respective issuance or last renewal. Also, under the Agreement, B of A has the right at any time to require in its discretion that the Company cash collateralize undrawn Letters of Credit or provide another form of support therefor. The Company has other existing banking/financial relationships with B of A as well.

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2003 Senior Notes].

10.2	Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2008 Senior Notes].

10.3
STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective July 28, 2011) (filed as Exhibit A to Schedule 14A (Definitive Proxy Statement) filed June 7, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

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
November 8, 2011

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2003 Senior Notes].

10.2	Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2008 Senior Notes].

10.3
STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective July 28, 2011) (filed as Exhibit A to Schedule 14A (Definitive Proxy Statement) filed June 7, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

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