Form 10-Q
period 2011-12-31
STERIS CORP
filed 2012-02-08
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of January 31, 2012: 57,640,053

STERIS Corporation and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2011	March 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,787	$193,016
Accounts receivable (net of allowances of $10,229 and $9,085, respectively)	251,427	272,248
Inventories, net	169,412	167,344
Deferred income taxes, net	43,881	56,715
Prepaid expenses and other current assets	23,447	16,483
Total current assets	631,954	705,806
Property, plant, and equipment, net	378,165	370,402
Goodwill and intangibles, net	333,819	318,810
Other assets	32,472	31,667
Total assets	$1,376,410	$1,426,685
Liabilities and equity
Current liabilities:
Accounts payable	$70,075	$90,981
Accrued payroll and other related liabilities	34,257	52,251
Accrued SYSTEM 1 Rebate Program and class action settlement	100,234	127,683
Accrued expenses and other	90,729	73,831
Total current liabilities	295,295	344,746
Long-term indebtedness	210,000	210,000
Deferred income taxes, net	36,144	26,662
Other liabilities	54,566	56,612
Total liabilities	$596,005	$638,020
Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 57,639 and 59,122 shares outstanding, respectively	241,787	241,343
Common shares held in treasury, 12,401 and 10,918 shares, respectively	(353,042)	(305,808)
Retained earnings	880,039	816,846
Accumulated other comprehensive income	10,481	35,188
Total shareholders’ equity	779,265	787,569
Noncontrolling interest	1,140	1,096
Total equity	780,405	788,665
Total liabilities and equity	$1,376,410	$1,426,685
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenues:
Product	$239,403	$212,622	$664,918	$486,986
Service	115,812	115,661	351,643	342,702
Total revenues	355,215	328,283	1,016,561	829,688
Cost of revenues:
Product	145,976	123,381	402,214	340,693
Service	71,233	67,888	210,107	198,860
Total cost of revenues	217,209	191,269	612,321	539,553
Gross profit	138,006	137,014	404,240	290,135
Operating expenses:
Selling, general, and administrative	73,922	93,467	227,583	237,583
Research and development	9,196	7,739	26,867	24,391
Restructuring expenses	1,164	(23)	1,522	423
Total operating expenses	84,282	101,183	255,972	262,397
Income from operations	53,724	35,831	148,268	27,738
Non-operating expenses, net:
Interest expense	3,005	3,049	9,083	9,052
Interest income and miscellaneous expense	(373)	(321)	(948)	(671)
Total non-operating expenses, net	2,632	2,728	8,135	8,381
Income before income tax expense	51,092	33,103	140,133	19,357
Income tax expense	17,443	11,338	48,189	7,091
Net income	$33,649	$21,765	$91,944	$12,266
Net income per common share
Basic	$0.58	$0.37	$1.57	$0.21
Diluted	$0.58	$0.36	$1.55	$0.20
Cash dividends declared per common share outstanding	$0.17	$0.15	$0.49	$0.41

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2011	2010
Operating activities:
Net income	$91,944	$12,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	46,288	39,739
Deferred income taxes	22,758	(52,652)
Share-based compensation expense	5,799	8,489
Loss on the disposal of property, plant, equipment, and intangibles, net	376	1,217
Other items	(1,595)	3,637
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	20,019	2,205
Inventories, net	(2,404)	(44,855)
Other current assets	(6,954)	4,188
Accounts payable	(21,127)	7,414
Accrued SYSTEM 1 Rebate Program and class action settlement	(27,449)	128,770
Accruals and other, net	(14,816)	(27,021)
Net cash provided by operating activities	112,839	83,397
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(54,238)	(56,390)
Proceeds from the sale of property, plant, equipment, and intangibles	—	1,298
Equity investment in joint venture	—	(16,900)
Acquisition of business, net of cash acquired	(22,269)	(4,000)
Net cash used in investing activities	(76,507)	(75,992)
Financing activities:
Repurchases of common shares	(56,751)	(19,900)
Cash dividends paid to common shareholders	(28,751)	(24,344)
Stock option transactions, net	3,749	10,813
Tax benefit from stock options exercised	816	2,197
Net cash used in financing activities	(80,937)	(31,234)
Effect of exchange rate changes on cash and cash equivalents	(4,624)	1,146
Decrease in cash and cash equivalents	(49,229)	(22,683)
Cash and cash equivalents at beginning of period	193,016	214,971
Cash and cash equivalents at end of period	$143,787	$192,288

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2011 and 2010
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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2011 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2012.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued an accounting standard update titled “Testing Goodwill for Impairment,” which allows an entity the option of performing a qualitative assessment to determine whether it is necessary to perform the current two-step annual impairment test. The guidance permits an entity to assess qualitative factors to determine if it is more-likely-than-not that the fair value of the reporting unit exceeds the carrying amount to determine if the two-step impairment test is required. The guidance does not change how goodwill is calculated or the requirement to test goodwill annually for

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The early adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance titled "Comprehensive Income," which altered the presentation of comprehensive income. More specifically, the updated guidance permits an entity to present components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance now eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. These changes to the presentation of comprehensive income do not change the components that are recognized in net income or other comprehensive income under current accounting guidance. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will become effective for us at the beginning of our first quarter of fiscal 2013. The adoption of this standard will not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2011, the FASB issued new guidance titled "Fair Value Measurement," intended to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency regarding valuation inputs and investment categorization. This new guidance is effective for annual and interim periods beginning after December 15, 2011 and will become effective for us at the beginning of our first quarter of fiscal 2013. The adoption of this standard will not have an impact on our consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued an accounting standard update titled “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts," amending Accounting Standards Codification (ASC) Topic 350, “Intangibles - Goodwill and Other.”  This guidance amends the ASC requiring entities that have a reporting unit with zero or negative carrying value to assess whether qualitative factors indicate that it is more likely than not that an impairment of goodwill exists. If the entity concludes that it is more likely than not that an impairment exists, the entity must then measure the goodwill impairment. The new guidance, amending the ASC is effective for fiscal 2012 and was applied during our annual goodwill impairment testing in the third quarter of fiscal 2012 and did not impact our results.

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
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of eligible Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments of SYSTEM 1 consumables during the period between the notice by FDA to healthcare facility administrators and infection control practitioners and the announcement of the Rebate Program, which indicated that a portion of our Customers had already transitioned away from the SYSTEM 1 technology during that period. The remaining 81% provided the best available indication of the portion of Customers projected to elect the rebate for the SYSTEM 1E processor. Order and quote data for fiscal 2011 provided indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors using existing freight and disposal contracts.

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

Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $9,541 related to these actions, of which $8,512 was recorded as restructuring expenses and $1,029 was recorded in cost of revenues. We also expect to incur an additional $1,100 by the end of fiscal 2012. These actions are intended to enhance profitability and improve efficiencies.

Production has ceased in our Switzerland manufacturing facility. We recognized an impairment loss with regard to this facility based on the value of an offer to purchase that was received during the fiscal 2012 third quarter. The following tables summarize our total pre-tax restructuring expenses for the third quarter and first nine months of fiscal 2012 and fiscal 2011:

Three Months Ended December 31, 2011	Fiscal 2010 Restructuring Plan (1)
Severance, payroll, and other related costs	$7
Asset impairment and accelerated depreciation	1,157
Lease termination obligation and other	3
Total restructuring charges	$1,167

(1)	Includes $3 in charges recorded in cost of revenues on Consolidated Statements of Income.

Three Months Ended December 31, 2010	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$489	$—	$489
Asset impairment and accelerated depreciation	—	(289)	(289)
Other	7	—	7
Total restructuring charges	$496	$(289)	$207

(1)	Includes $230 in charges recorded in cost of revenues on Consolidated Statements of Income.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

Nine Months Ended December 31, 2011	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$(73)	$—	$(73)
Product rationalization	335	—	335
Asset impairment and accelerated depreciation	1,341	—	1,341
Lease termination obligation and other	3	(152)	(149)
Total restructuring charges	$1,606	$(152)	$1,454

(1)	Includes $(68) in charges recorded in cost of revenues on Consolidated Statements of Income.

Nine Months Ended December 31, 2010	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$498	$—	$498
Asset impairment and accelerated depreciation	356	(289)	67
Other	88	—	88
Total restructuring charges	$942	$(289)	$653
(1)Includes $230 in charges recorded in cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2012
	March 31, 2011	Provision	Payments/ Impairments (1)	December 31, 2011
Severance and termination benefits	$1,993	$(73)	$(863)	$1,057
Product rationalization	—	335	(335)	—
Asset impairments	—	1,341	(1,341)	—
Lease termination obligations	1,790	—	152	1,942
Other	193	3	(107)	89
Total	$3,976	$1,606	$(2,494)	$3,088
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income	$33,649	$21,765	$91,944	$12,266
Change in cumulative foreign currency translation adjustment	(9,823)	793	(23,776)	8,935
Amortization of pension and postretirement benefit plans costs, net of taxes	(269)	(277)	(809)	(828)
Unrealized gain (loss) on available for sale securities	132	109	(122)	118
Total comprehensive income	$23,689	$22,390	$67,237	$20,491

4. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	December 31, 2011	March 31, 2011
Land and land improvements (1)	$32,629	$30,194
Buildings and leasehold improvements	221,249	201,883
Machinery and equipment	302,210	286,103
Information systems	107,477	101,934
Radioisotope	206,470	194,882
Construction in progress (1)	26,478	40,665
Total property, plant, and equipment	896,513	855,661
Less: accumulated depreciation and depletion	(518,348)	(485,259)
Property, plant, and equipment, net	$378,165	$370,402

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	December 31, 2011	March 31, 2011
Raw materials	$58,249	$58,375
Work in process	23,989	16,928
Finished goods	87,174	92,041
Inventories, net	$169,412	$167,344

6. Debt

Indebtedness was as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

	December 31, 2011	March 31, 2011
Private Placement	$210,000	$210,000
Credit facility	—	—
Total long term debt	$210,000	$210,000

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011.

7. Additional Consolidated Balance Sheets Information

Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2011	March 31, 2011
Accrued payroll and other related liabilities:
Compensation and related items	$13,629	$16,160
Accrued vacation/paid time off	7,638	6,379
Accrued bonuses	413	13,925
Accrued employee commissions	8,823	11,985
Other postretirement benefit obligations-current portion	3,274	3,274
Other employee benefit plans' obligations-current portion	480	528
Total accrued payroll and other related liabilities	$34,257	$52,251
Accrued expenses and other:
Deferred revenues	$46,938	$34,396
Self-insured risk reserves-current portion	3,074	3,610
Accrued dealer commissions	8,773	7,354
Accrued warranty	10,234	7,509
Other	21,710	20,962
Total accrued expenses and other	$90,729	$73,831
Other liabilities:
Self-insured risk reserves-long-term portion	$10,233	$10,233
Other postretirement benefit obligations-long-term portion	18,603	20,526
Defined benefit pension plans obligations-long-term portion	5,595	8,006
Other employee benefit plans obligations-long-term portion	4,061	3,897
Accrued long-term income taxes	6,432	9,140
Other	9,642	4,810
Total other liabilities	$54,566	$56,612

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three month periods ended December 31, 2011 and 2010 were 34.1% and 34.3%, respectively. The effective income tax rates for the nine month periods ended December 31, 2011 and 2010 were 34.4% and 36.6%, respectively.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

As of March 31, 2011, we had $9,594 in unrecognized tax benefits, of which $4,975 would favorably impact the effective tax rate if recognized. As of December 31, 2011, we had $6,019 in unrecognized tax benefits, of which $1,400 would favorably impact the effective tax rate if recognized. The decrease in unrecognized tax benefits for the nine months ended December 31, 2011 is primarily due to a decrease in unrecognized tax benefits relating to prior years. We believe that it is reasonably possible that unrecognized tax benefits could decrease by up to $877 within 12 months of December 31, 2011, primarily as a result of settlements with tax authorities. As of December 31, 2011, we have recognized a liability for interest of $946 and penalties of $81.

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

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended December 31,	2011	2010	2011	2010	2011	2010
Service cost	$51	$47	$114	$135	$—	$—
Interest cost	609	654	66	88	248	292
Expected return on plan assets	(821)	(758)	(67)	(95)	—	—
Recognized losses	267	267	—	—	106	97
Amortization of prior service cost	—	—	—	—	(816)	(816)
Net periodic benefit cost (income)	$106	$210	$113	$128	$(462)	$(427)

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Nine Months Ended December 31,	2011	2010	2011	2010	2011	2010
Service cost	$154	$142	$341	$406	$—	$—
Interest cost	1,828	1,963	198	262	743	876
Expected return on plan assets	(2,463)	(2,275)	(201)	(285)	—	—
Recognized losses	799	801	—	—	319	291
Amortization of prior service cost	—	—	—	—	(2,447)	(2,447)
Net periodic benefit cost (income)	$318	$631	$338	$383	$(1,385)	$(1,280)

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

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
On April 5, 2010, we received FDA clearance of the new liquid chemical sterilant processing system (SYSTEM 1E). Also

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

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
The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011 (later extended by FDA to August 2, 2012), subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the Rebate Program was introduced and who return their units have the option of either a pro-rated cash rebate or a rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we provide credits for the return of SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110,004 related to the SYSTEM 1 Rebate Program during the first quarter of fiscal 2011. Of the $110,004, $102,313 is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7,691 is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110,004 reduction in operating income.
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
The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we have assumed that 100% of eligible Customers will elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments of SYSTEM 1 consumables during the period between the notice by FDA to healthcare facility administrators and infection control practitioners and the announcement of the Rebate Program, which indicated that a portion of our Customers had already transitioned away from the SYSTEM 1 technology during that period. The remaining 81% provided the best available indication of the portion of Customers projected to elect the rebate for the SYSTEM 1E processor. Order and quote data for fiscal 2011 provided indications of the proportion of Customers that were expected to choose each of the other cash and rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors using exiting freight and disposal contracts.
Our assumptions regarding the response of our Customers to the Rebate Program could be wrong and actual results could be different from these estimates. Through December 31, 2011, Customers have utilized or committed to utilize rebates totaling approximately $54,385 on orders placed since the initiation of the Rebate Program. If all eligible Customers holding the remaining outstanding SYSTEM 1 units elect the maximum incentive rebate associated with the SYSTEM 1E processor rebate, the total estimated rebate cost of $102,313 would increase to approximately $105,000. Conversely, if all eligible Customers holding the remaining outstanding SYSTEM 1 units elect the cash rebate option, the total estimated rebate cost would decrease to approximately $77,000.
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
For the Three and Nine Months Ended December 31, 2011 and 2010
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
For the Three and Nine Months Ended December 31, 2011 and 2010
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

The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and nine month periods ended December 31, 2011, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011.

Financial information for each of our segments is presented in the following tables:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Revenues:
Healthcare (1)	$259,055	$237,843	$725,455	$561,723
Life Sciences	55,892	51,247	167,675	151,374
Isomedix	39,615	38,081	121,617	113,721
Total reportable segments	354,562	327,171	1,014,747	826,818
Corporate and other	653	1,112	1,814	2,870
Total revenues	$355,215	$328,283	$1,016,561	$829,688
Operating income (loss):
Healthcare (2) (3)	$33,951	$20,389	$88,213	$(19,460)
Life Sciences	10,297	7,345	30,820	23,075
Isomedix	11,750	10,250	35,924	30,858
Total reportable segments	55,998	37,984	154,957	34,473
Corporate and other	(2,274)	(2,153)	(6,689)	(6,735)
Total operating income (loss)	$53,724	$35,831	$148,268	$27,738

(1)	Includes a reduction of $102,313 resulting from the SYSTEM 1 Rebate Program in the nine months ended December 31, 2010.

(2)	Includes a reduction of $110,004 resulting from the SYSTEM 1 Rebate Program in the nine months ended December 31, 2010.

(3)	Includes a reduction of $19,796 resulting from a class action settlement in the three and nine month periods ended December 31, 2010.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	57,782	59,233	58,594	59,329
Dilutive effect of common share equivalents	455	943	646	832
Weighted average common shares outstanding and common share equivalents—diluted	58,237	60,176	59,240	60,161

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(shares in thousands)		(shares in thousands)
Number of common share options	1,040	370	644	437

13. Repurchases of Common Shares

During the first nine months of fiscal 2012, we repurchased 1,851,510 of our common shares for an aggregate amount of $55,942, representing an average price of $30.21 per common share. We also obtained 22,927 of our common shares during the first nine months of fiscal 2012 in connection with stock based compensation award programs. At December 31, 2011, $118,460 of STERIS common shares remained authorized for repurchase pursuant to a March 2008 Board Authorization. Also, 12,400,503 common shares were held in treasury at December 31, 2011.

14. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units may cliff vest after three or four year periods or vest in installments after the grant date. As of December 31, 2011, 4,568,661 shares remained available for grant under the long-term incentive plan.

The fair value of share-based compensation awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold, selling, general and administrative expenses or research and development expenses in a manner consistent with the employee’s compensation and benefits.

The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2012 and fiscal 2011:

	Fiscal 2012	Fiscal 2011
Risk-free interest rate	2.41%	2.68%
Expected life of options	5.65 years	5.65 years
Expected dividend yield of stock	1.78%	1.59%
Expected volatility of stock	29.78%	30.13%

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

A summary of share option activity is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	3,274,395	$25.95
Granted	325,051	35.62
Exercised	(172,592)	22.38
Forfeited	(11,084)	27.25
Canceled	(23,240)	22.93
Outstanding at December 31, 2011	3,392,530	$27.07	5.40	$12,354
Exercisable at December 31, 2011	2,505,105	$25.91	4.41	$10,464

We estimate that 874,261 of the non-vested stock options outstanding at December 31, 2011 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $29.82 closing price of our common shares on December 31, 2011 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first nine months of fiscal 2012 and fiscal 2011 was $2,111 and $5,655, respectively. Net cash proceeds from the exercise of stock options were $3,749 and $10,813 for the nine months of fiscal 2012 and fiscal 2011, respectively. The tax benefit from stock option exercises was $816 and $2,197 for the first nine months of fiscal 2012 and fiscal 2011, respectively.

The weighted average grant date fair value of stock option grants was $9.31 and $8.80 for the first nine months of fiscal 2012 and fiscal 2011, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of December 31, 2011 and 2010 was $763 and $1,111, respectively. The fair value of each outstanding SAR is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2011	400,951	$29.70
Granted	231,215	35.70
Vested	(76,743)	30.33
Canceled	(11,910)	33.06
Non-vested at December 31, 2011	543,513	$32.09

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first nine months of fiscal 2012 was $2,328.

Cash settled restricted share units carry generally the same terms and vesting requirements as stock settled restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of December 31, 2011 and 2010 was $1,244 and $1,282, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

As of December 31, 2011, there was a total of $13,115 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.42 years.

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

Changes in our warranty liability during the first nine months of fiscal 2012 were as follows:

Fiscal 2012
Balance, March 31, 2011	$7,509
Warranties issued during the period	5,624
Settlements made during the period	(2,899)
Balance, December 31, 2011	$10,234

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $37,200 and $24,655 as of December 31, 2011 and March 31, 2011, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

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

	Asset Derivatives		Liability Derivatives
Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Location	December 31, 2011	March 31, 2011	December 31, 2011	March 31, 2011
Prepaid & Other	$126	$1,483	$—	$—
Accrued expenses and other	$—	$—	$2,198	$41

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Nine Months Ended
		December 31,
		2011	2010
Foreign currency forward contracts	Selling, general and administrative	$(2,122)	$943
Commodity swap contracts	Cost of revenues	$(1,371)	$59

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at December 31, 2011:

		Fair Value Measurements at December 31, 2011 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$143,787	$143,787	$—	$—
Forward and swap contracts (1)	126	—	126	—
Investments (2)	2,823	2,823	—	—
Liabilities:
Forward and swap contracts (1)	$2,198	$—	$2,198	$—
Deferred compensation plans (2)	2,823	2,823	—	—
Long term debt (3)	210,000	—	249,795	—
Contingent consideration obligations (4)	9,195	—	—	9,195

(1)
The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.

(2)
We provide a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. The Plan has been amended to disallow deferral elections in respect fiscal year 2013 and subsequent periods. We hold investments, primarily comprised of mutual funds, to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)).

(3)	We estimate the fair value of our long-term debt using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

(4)
Contingent consideration obligations arise from prior business acquisitions. The fair values are based on discounted cash flow analyzes reflecting the possible achievement of specified performance measures or events and captures the contractual nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the consolidated balance sheets as accrued expense (short-term) and other liabilities (long-term), as appropriate based on the contractual payment dates.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

18. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended December 31, 2011. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the 2011 Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation
We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries, as of December 31, 2011, the related consolidated statements of income for the three-month and nine-month periods ended December 31, 2011 and 2010, and consolidated statements of cash flows for the nine-month periods ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with US generally accepted accounting principles.
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
February 8, 2012

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and the first nine months of fiscal 2012 and fiscal 2011. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

•
Capital Equipment Revenues – We define capital equipment revenues as revenues generated from sales of capital equipment, which includes steam sterilizers, low temperature liquid chemical sterilant processing systems, including SYSTEM 1 and SYSTEM 1E, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and integrated OR.

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

In May 2011, we acquired the stock of a privately held company with operations located near Sao Paulo, Brazil for approximately $30 million, including contingent consideration obligations that are expected to be paid over the next three years. The acquired company designs and manufactures small, medium, and large sterilizers used by public hospitals, clinics, dental offices and industrial companies (e.g., research laboratories and pharmaceutical research and production companies).

During the first quarter of fiscal 2011, we recorded a pre-tax liability related to the SYSTEM 1 Rebate Program. The Rebate Program reduced Healthcare revenues by $102.3 million, increased Healthcare cost of revenues by $7.7 million, and decreased gross margin and operating margin by $110.0 million. The accrual of these estimated rebates and costs increased current liabilities by $110.0 million and did not have a material impact on free cash flow during that period.

Fiscal 2011 third quarter operating expenses include a pre-tax charge of $19.8 million related to the settlement of SYSTEM 1 class action litigation. After tax, the impact of the charge was a reduction in net income of $13.1 million, or $0.22 per diluted share.

Fiscal 2012 third quarter revenues were $355.2 million representing an increase of 8.2% over prior year reflecting increases in the all three reportable business segments. Our gross margin percentage for the fiscal 2012 third quarter decreased to 38.9%, or 280 basis points (bps), from 41.7% in the fiscal 2011 third quarter. The decline in gross margin is primarily due to the reduction in SYSTEM 1 consumable volumes, a shift in mix toward capital equipment revenues, a decline in pricing, and an inventory write-off relating to our European consolidation efforts.

Fiscal 2012 first nine months revenues were $1,016.6 million representing an increase of 22.5% over the prior year period. The fiscal 2011 period was negatively impacted by the SYSTEM 1 Rebate Program. When compared to adjusted revenues in the prior year period, excluding the $102,313 negative impact of the SYSTEM 1 Rebate Program, fiscal 2012 first nine months revenues represent an increase of 9.1% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our gross margin percentage for the fiscal 2012 first nine months was 39.8%. The fiscal 2011 first nine months gross margin percentage of 35.0% was negatively impacted by the SYSTEM 1 Rebate Program. Adjusted gross margin percentage for the fiscal 2011 first nine months was 42.9% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Compared to the adjusted gross margin percentage for the fiscal 2011 period, the 310 bps decrease was driven primarily by a shift in mix toward capital equipment, lower SYSTEM 1 consumable volume, a decline in pricing, unfavorable foreign currency fluctuations, and an inventory write-off relating to our European consolidation efforts.

Fiscal 2012 third quarter operating income was $53.7 million compared with $35.8 million for the fiscal 2011 third quarter. The prior year period was negatively impacted by the SYSTEM 1 class action settlement. Fiscal 2012 first nine months operating income was $148.3 million compared with $27.7 million for the first nine months of fiscal 2011. The prior year period was negatively impacted by the recording of the SYSTEM 1 Rebate Program liability and class action settlement.

Free cash flow was $58.6 million in the first nine months of fiscal 2012 compared to $28.3 million in the prior year first nine months, reflecting higher cash from operations resulting primarily from higher cash collections on accounts receivable and a decline in cash used for inventory purchases partially offset by the funding of the SYSTEM 1 Rebate Program (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 21.2% at December 31, 2011 and 21.1% at March 31, 2011. During the first nine months of fiscal 2012, we declared and paid cash dividends in the aggregate amount of $0.49 per common share.

Inventory was $169.4 million at December 31, 2011 which reflects an increase from the March 31, 2011 balance of $167.3 million. The higher inventory level is primarily driven by inventory held in support of the SYSTEM 1 Transition Plan. Inventory has declined $15.8 million during the third quarter of fiscal 2012 when compared to September 30, 2011.

Additional information regarding our fiscal 2012 third quarter and first nine months financial performance is included in the subsection below titled “Results of Operations.”

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

During the first quarter of fiscal 2011, we recorded a pre-tax liability related to the SYSTEM 1 Rebate Program. Of the $110.0 million recorded, $102.3 million was attributable to the Customer Rebate portion of the Program and was recorded as a reduction to revenue, and $7.7 million was attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded in cost of revenues.

Fiscal 2011 third quarter operating expenses include a pre-tax charge of $19.8 million related to the settlement of SYSTEM 1 class action litigation. After tax, the impact of the charge was a reduction in net income of $13.1 million, or $0.22 per diluted share.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2012, our revenues were unfavorably impacted by $0.1 million, or 0.1%, and income before taxes was favorably impacted by $1.9 million, or 3.9%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2012, our revenues were favorably impacted by $7.7 million, or 0.8%, and income before taxes was unfavorably impacted by $2.6 million, or 1.8%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the nine month periods ended December 31, 2011 and 2010:

	Nine Months Ended December 31,
(dollars in thousands)	2011	2010
Net cash flows provided by operating activities	$112,839	$83,397
Purchases of property, plant, equipment and intangibles, net	(54,238)	(56,390)
Proceeds from the sale of property, plant, equipment and intangibles	—	1,298
Free cash flow	$58,601	$28,305
To supplement our financial results presented in accordance with U.S. GAAP, we have sometimes referred to certain measures of revenues, gross profit, income tax expense, and the Healthcare segment results of operations in the section of MD&A titled, "Results of Operations" excluding the impact of the SYSTEM 1 Rebate Program recorded in the first quarter of fiscal 2011 and the SYSTEM 1 class action settlement recorded in the third quarter of fiscal 2011. These items had a significant impact on the fiscal 2011 first nine months measures and the corresponding trend in each of these measures. We provide adjusted measures to give the reader a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. These measures are used by management and the Board of Directors in making comparisons to our historical operating results and analyzing the underlying performance of our operations. The tables below provide a reconciliation of each of these measures to its most directly comparable GAAP financial measure.

(dollars in thousands)	Nine Months Ended
December 31, 2010

Reported revenues	$829,688
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted revenues	$932,001

Reported capital revenues	256,368
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted capital revenues	$358,681

Reported United States revenues	$601,703
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted United States Revenues	$704,016

Reported Healthcare revenues	$561,723
Impact of the SYSTEM 1 Rebate Program	102,313
Adjusted Healthcare revenues	$664,036

Reported gross profit	$290,135
Impact of the SYSTEM 1 Rebate Program	110,004
Adjusted gross profit	$400,139

Reported gross profit percentage	35.0%
Impact of the SYSTEM 1 Rebate Program	7.9%
Adjusted gross profit percentage	42.9%

Reported operating income	$27,738
Impact of the SYSTEM 1 Rebate Program and class action settlement	129,800
Adjusted operating income	$157,538

Reported Healthcare operating (loss)	$(19,460)
Impact of the SYSTEM 1 Rebate Program and class action settlement	129,800
Adjusted Healthcare operating income	$110,340

Reported income tax expense	$7,091
Impact of the SYSTEM 1 Rebate Program and class action settlement	47,164
Adjusted income tax expense	$54,255

Reported effective income tax rate	36.6%
Impact of the SYSTEM 1 Rebate Program and class action settlement	(0.2)%
Adjusted effective income tax rate	36.4%

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2012 compared with the same fiscal 2011 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three and nine months ended December 31, 2011 to the revenues for the three and nine months ended December 31, 2010:

	Three Months Ended
	December 31,
(dollars in thousands)	2011	2010	Change	Percent Change

Total revenues	$355,215	$328,283	$26,932	8.2%

Revenues by type:
Capital equipment revenues	165,290	135,121	30,169	22.3%
Consumable revenues	74,113	77,501	(3,388)	(4.4)%
Service revenues	115,812	115,661	151	0.1%

Revenues by geography:
United States revenues	263,540	239,975	23,565	9.8%
International revenues	91,675	88,308	3,367	3.8%

	Nine Months Ended
	December 31,
(dollars in thousands)	2011	2010	Change	Percent Change

Total revenues	$1,016,561	$829,688	$186,873	22.5%

Revenues by type:
Capital equipment revenues	439,134	256,368	182,766	71.3%
Consumable revenues	225,784	230,618	(4,834)	(2.1)%
Service revenues	351,643	342,702	8,941	2.6%

Revenues by geography:
United States revenues	766,011	601,703	164,308	27.3%
International revenues	250,550	227,985	22,565	9.9%

Quarter over Quarter Comparison

Revenues increased $26.9 million, or 8.2%, to $355.2 million for the quarter ended December 31, 2011, as compared to $328.3 million for the same prior year quarter. Capital equipment revenues increased $30.2 million, or 22.3%, in the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011. Capital equipment revenues increased in both the Healthcare and Life Sciences segments. Within Healthcare, the increase was primarily attributable to shipments of SYSTEM 1E units. Consumable revenues declined $3.4 million, or 4.4%, for the quarter ended December 31, 2011, as compared to the prior year quarter, attributable to reductions in SYSTEM 1 consumables within the Healthcare segment which were partially offset by growth in consumables within the Life Sciences segment. Service revenues increased $0.2 million, or 0.1%, in the third quarter of fiscal 2012 reflecting growth in Isomedix offset by declines in Healthcare and Life Sciences.

International revenues increased $3.4 million, or 3.8%, to $91.7 million for the quarter ended December 31, 2011, as compared to $88.3 million for the same prior year quarter. International revenues were favorably impacted by increases in capital equipment revenues which increased 2.1% primarily due to increases within Latin America and Canada. International recurring revenues increased during the third quarter of fiscal 2012 by 6.1%, led primarily by increases in consumable revenues in Europe and Latin America.

United States revenues increased $23.6 million, or 9.8%, to $263.5 million for the quarter ended December 31, 2011, as compared to $240.0 million for the same prior year quarter. Higher capital equipment revenues in both the Healthcare and Life Sciences business segments combined with growth in Isomedix service revenues drove the increase. These increases were partially offset by a decline in consumable and service revenues driven by the SYSTEM 1 transition.
First Nine Months over First Nine Months Comparison

Revenues increased $186.9 million, or 22.5%, to $1,016.6 million for the first nine months of fiscal 2012. The first nine months of fiscal 2011 was negatively impacted by the SYSTEM 1 Rebate Program. Adjusted revenues, excluding the impact of the SYSTEM 1 Rebate Program, for the first nine months of fiscal 2011 were $932.0 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Capital equipment revenues increased $182.8 million or 71.3%. The prior year period was negatively impacted by the SYSTEM 1 Rebate Program. Capital equipment revenues increased 22.5% when compared to adjusted capital equipment revenues for the first nine months of fiscal 2011 of $358.7 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase was driven by improved demand within all geographies -- North America, Europe, Asia Pacific and Latin America. Recurring revenues increased $4.1 million or 0.7% for the first nine months of fiscal 2012 as a result of weaker demand in the United States for SYSTEM 1 consumables partially offset the impact of growth internationally in consumables and service.

International revenues for the first nine months of fiscal 2012 were $250.6 million, an increase of $22.6 million, or 9.9%, as compared to the first nine months of fiscal 2011. Fiscal 2012 year-to-date international revenues were favorably impacted by an 11.0% increase in capital equipment revenue and an 8.6% increase in recurring revenues, reflecting increases in both consumable and service revenues of 9.4% and 7.8%, respectively.

United States revenues for the first nine months of fiscal 2012 increased $164.3 million, or 27.3%, as compared to the first nine months of fiscal 2011. United States revenues in the prior year first nine months were negatively impacted by the SYSTEM 1 Rebate Program. Adjusted United States revenues for the first nine months of fiscal 2011 were $704.0 million. United States revenues for the first nine months of fiscal 2012 increased $62.0 million, or 8.8%, when compared to adjusted United States revenues for the first nine months of fiscal 2011 (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The fiscal 2012 year-to-date increase in United States revenues was driven by increases in capital equipment revenues, including those derived from SYSTEM 1E, and service revenues generated by our Isomedix segment. These increases were partially offset by a 5.6% decrease in consumable revenues.
Revenues by segment are further discussed in the section of MD&A titled, "Business Segment Results of Operations."

Gross Profit. The following table compares our gross profit for the three and nine months ended December 31, 2011 to the three and nine months ended December 31, 2010:

	Three Months Ended		Change	Percent Change
	December 31,
(dollars in thousands)	2011	2010
Gross Profit:
Product	$93,427	$89,241	$4,186	4.7%
Service	44,579	47,773	(3,194)	(6.7)%
Total Gross Profit	$138,006	$137,014	$992	0.7%
Gross Profit Percentage:
Product	39.0%	42.0%
Service	38.5%	41.3%
Total Gross Profit Percentage	38.9%	41.7%

	Nine Months Ended		Change	Percent Change
	December 31,
(dollars in thousands)	2011	2010
Gross Profit:
Product	$262,704	$146,293	$116,411	79.6%
Service	141,536	143,842	(2,306)	(1.6)%
Total Gross Profit	$404,240	$290,135	$114,105	39.3%
Gross Profit Percentage:
Product	39.5%	30.0%
Service	40.2%	42.0%
Total Gross Profit Percentage	39.8%	35.0%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 decreased 280 bps to 38.9% from 41.7%. The fiscal 2012 period was negatively impacted by the SYSTEM 1 transition (approximately 140 bps) primarily reflecting the decline in SYSTEM 1 consumable volumes, a shift in mix toward capital equipment revenues, a decline in pricing (approximately 30 bps), and an inventory write-off of $1.1 million relating to our European consolidation efforts.

Gross profit percentage for the first nine months of fiscal 2012 was 39.8%. The fiscal 2011 first nine month period gross profit percentage of 35.0% was negatively impacted by the SYSTEM 1 Rebate Program. Excluding the impact of the SYSTEM 1 Rebate Program, adjusted gross profit percentage for the first nine months of fiscal 2011 period was 42.9% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Therefore, the gross profit percentage has decreased 310 bps for the first nine months of fiscal 2012 compared to the adjusted gross profit percentage for the first nine months of fiscal 2011 driven by the SYSTEM 1 transition (approximately 140 bps), including the impact of the decline in SYSTEM 1 consumable volumes, a shift in mix toward capital equipment revenues, higher material costs (approximately 40 bps), the unfavorable impact of foreign currency fluctuations (approximately 20 bps), a decline in pricing (approximately 10 bps), and an inventory write-off of $1.1 million relating to our European consolidation efforts.

Operating Expenses. The following table compares our operating expenses for the three and nine month periods ended December 31, 2011 to the three and nine month periods ended December 31, 2010:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2011	2010
Operating Expenses:
Selling, General, and Administrative	$73,922	$93,467	$(19,545)	(20.9)%
Research and Development	9,196	7,739	1,457	18.8%
Restructuring expenses	1,164	(23)	1,187	NM
Total Operating Expenses	$84,282	$101,183	$(16,901)	(16.7)%
NM - Not meaningful.

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2011	2010
Operating Expenses:
Selling, General, and Administrative	$227,583	$237,583	$(10,000)	(4.2)%
Research and Development	26,867	24,391	2,476	10.2%
Restructuring expenses	1,522	423	1,099	259.8%
Total Operating Expenses	$255,972	$262,397	$(6,425)	(2.4)%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A for the third quarter of fiscal 2011 includes $19.8 million related to the SYSTEM 1 class action settlement. Expenses of

$4.9 million were incurred in the fiscal 2012 third quarter related to product reliability issues, in particular for the recently shipped SYSTEM 1E units, as well as strategic investments within our Healthcare business segment, including transition costs related to our previously announced facility consolidations. Offsetting these expenses is a decline in compensation related costs due to the reversal in the third quarter of fiscal 2012 of the accrual for our annual incentive compensation plan. Given our performance through the first nine months of this year, we are now assuming that bonuses will not be paid as part of our annual incentive compensation plan for this fiscal year. SG&A expenses decreased 4.2% for the first nine months of fiscal 2012, compared to the first nine months of fiscal 2011. Again, the fiscal 2011 period includes $19.8 million related to the SYSTEM 1 class action settlement. Excluding the impact of this class action settlement from the prior year period, SG&A increased for the first nine nine months of fiscal 2012 due to costs associated with product reliability issues, in particular for the recently shipped SYSTEM 1E units and V-Pro units, as well as strategic investments within our Healthcare business segment, including transition costs related to our previously announced facility consolidations. Offsetting these expenses is a decline in compensation related costs due to the previously mentioned reversal of the accrual for our annual incentive compensation plan.

For the three month period ended December 31, 2011, research and development expenses increased 18.8% compared to the three month period ended December 31, 2010. For the first nine months of fiscal 2012, research and development expenses were $26.9 million, representing an increase of 10.2% compared to the same fiscal 2011 period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. Our investments in research and development continue to be focused on, but not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

Restructuring expenses incurred during the three and nine month periods of fiscal 2012 and fiscal 2011 relate to previously announced restructuring plans. Production has ceased in our Switzerland manufacturing facility. We recognized an impairment loss with regard to this facility based on the value of an offer to purchase that was received during the fiscal 2012 third quarter. The following tables summarize our total pre-tax restructuring expenses for the three and nine month periods ended December 31, 2011 and December 31, 2010:

(dollars in thousands)
Three Months Ended December 31, 2011	Fiscal 2010 Restructuring Plan (1)
Severance, payroll, and other related costs	$7
Asset impairment and accelerated depreciation	1,157
Lease termination obligation and other	3
Total restructuring charges	$1,167

(1)	Includes $3 in charges recorded in cost of revenues on Consolidated Statements of Income.

(dollars in thousands)
Three Months Ended December 31, 2010	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$489	$—	$489
Asset impairment and accelerated depreciation	—	(289)	(289)
Other	7	—	7
Total restructuring charges	$496	$(289)	$207

(1)	Includes $230 in charges recorded in cost of revenues on Consolidated Statements of Income.

(dollars in thousands)
Nine Months Ended December 31, 2011	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$(73)	$—	$(73)
Product rationalization	335	—	335
Asset impairment and accelerated depreciation	1,341	—	1,341
Lease termination obligation and other	3	(152)	(149)
Total restructuring charges	$1,606	$(152)	$1,454

(1)	Includes $(68) in charges recorded in cost of revenues on Consolidated Statements of Income.

(dollars in thousands)
Nine Months Ended December 31, 2010	Fiscal 2010 Restructuring Plan	Fiscal 2008 Restructuring Plan	Total
Severance, payroll, and other related costs	$498	$—	$498
Asset impairment and accelerated depreciation	356	(289)	67
Other	88	—	88
Total restructuring charges	$942	$(289)	$653
(1) Includes $230 in charges recorded in cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
(dollars in thousands)		Fiscal 2012
	March 31, 2011	Provision	Payments/ Impairments (1)	December 31, 2011
Severance and termination benefits	$1,993	$(73)	$(863)	$1,057
Product rationalization	—	335	(335)	—
Asset impairments	—	1,341	(1,341)	—
Lease termination obligations	1,790	—	152	1,942
Other	193	3	(107)	89
Total	$3,976	$1,606	$(2,494)	$3,088
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Non-Operating Expenses, Net. Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense, net for the three and nine month periods ended December 31, 2011 and 2010:

	Three Months Ended December 31,
(dollars in thousands)	2011	2010	Change
Non-Operating Expenses, Net:
Interest expense	$3,005	$3,049	$(44)
Interest income and miscellaneous expense	(373)	(321)	(52)
Non-Operating Expenses, Net	$2,632	$2,728	$(96)

	Nine Months Ended December 31,
(dollars in thousands)	2011	2010	Change
Non-Operating Expenses, Net:
Interest expense	$9,083	$9,052	$31
Interest income and miscellaneous expense	(948)	(671)	(277)
Non-Operating Expenses, Net	$8,135	$8,381	$(246)

Interest expense during the three and nine month periods was approximately the same.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and nine month periods ended December 31, 2011 to the three and nine month periods ended December 31, 2010:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2011	2010
Income Tax Expense	$17,443	$11,338	$6,105	53.8%
Effective Income Tax Rate	34.1%	34.3%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2011	2010
Income Tax Expense	$48,189	$7,091	$41,098	NM
Effective Income Tax Rate	34.4%	36.6%
NM - Not meaningful.

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three and nine month periods ended December 31, 2011 were 34.1% and 34.4% compared with 34.3% and 36.6% for the same prior year periods. The prior year periods reflect the impact of the recognition of the SYSTEM 1 Rebate Program liability and the class action settlement. The adjusted effective tax rate for the nine month period ended December 31, 2010, excluding the impact of these two items, was 36.4% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). We benefited from favorable discrete item adjustments relating to the effective settlement of certain items in connection with the United States audit examination for fiscal 2008 and 2009 during the nine month period ended December 31, 2011.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. “Corporate and other,” which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011, provides additional information regarding each business segment. The following tables compare business segment revenues for the three and nine months ended December 31, 2011 and 2010:

(dollars in thousands)	Three Months Ended		Change	Percent Change
	December 31,
	2011	2010
Revenues:
Healthcare	$259,055	$237,843	$21,212	8.9%
Life Sciences	55,892	51,247	4,645	9.1%
Isomedix	39,615	38,081	1,534	4.0%
Total reportable segments	354,562	327,171	27,391	8.4%
Corporate and other	653	1,112	(459)	(41.3)%
Total Revenues	$355,215	$328,283	$26,932	8.2%

(dollars in thousands)	Nine Months Ended		Change	Percent Change
	December 31,
	2011	2010
Revenues:
Healthcare	$725,455	$561,723	$163,732	29.1%
Life Sciences	167,675	151,374	16,301	10.8%
Isomedix	121,617	113,721	7,896	6.9%
Total reportable segments	1,014,747	826,818	187,929	22.7%
Corporate and other	1,814	2,870	(1,056)	(36.8)%
Total Revenues	$1,016,561	$829,688	$186,873	22.5%

Healthcare revenues increased $21.2 million, or 8.9%, to $259.1 million for the quarter ended December 31, 2011, as compared to $237.8 million for the same prior year quarter. The increase is primarily attributable to growth in revenues within infection prevention technologies, including revenues for SYSTEM 1E related products and services, which were somewhat offset by the year over year decline in SYSTEM 1 related products and services. The increase in capital equipment revenues was partially offset by decline of 6.6% and 1.3% in consumable and service revenues, respectively. The decline in consumable revenues was driven by lower demand in the United States for SYSTEM 1 consumables. Healthcare revenues increased $163.7 million or 29.1%, to $725.5 million for the first nine months of fiscal 2012. The prior year period was negatively impacted by the SYSTEM 1 Rebate Program. Adjusted revenues for the prior year first nine months were $664.0 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Compared to the adjusted revenues for the prior year first nine months, Healthcare revenues grew 9.2%. At December 31, 2011, the Healthcare segment’s backlog amounted to $135.8 million, decreasing $33.2 million, or 19.7%, compared to the backlog of $169.0 million at December 31, 2010. Backlog at December 31, 2011 decreased $2.9 million, or 2.1%, compared to the backlog of $138.6 million at March 31, 2011.

Life Sciences revenues increased $4.6 million, or 9.1%, to $55.9 million for the quarter ended December 31, 2011, as compared to $51.2 million for the same prior year quarter. The increase in Life Sciences revenues was driven by increases of 24.6% in capital equipment revenues and 4.3% in consumable revenues. Services revenues declined 0.9%. The increase in capital equipment revenues was primarily the result of increased revenues in the United States and Asia Pacific. The increase is attributable, in part, to replacement product purchases from pharmaceutical Customers. For the first nine months of fiscal 2012, Life Sciences revenues increased $16.3 million, or 10.8%, to $167.7 million compared to $151.4 million in the first nine months of fiscal 2011. The increase in Life Sciences revenues was driven by increases of 22.8%, 9.1% and 1.2% in capital equipment, consumables, and service revenues, respectively. While this is a positive development, the prior year first nine month periods provided a relatively low base for comparison. At December 31, 2011, the Life Sciences segment’s backlog amounted to $45.0 million, increasing $2.5 million, or 5.9% compared to the backlog of $42.5 million at December 31, 2010. Backlog at December 31, 2011 increased $4.3 million, or 10.7%, compared to the backlog of $40.7 million at March 31, 2011.

Isomedix segment revenues increased $1.5 million, or 4.0%, to $39.6 million for the quarter ended December 31, 2011, as compared to $38.1 million for the same prior year quarter. For the first nine months of fiscal 2012, revenues increased $7.9 million, or 6.9%, to $121.6 million as compared to $113.7 million for the first nine months of fiscal 2011. Revenues were favorably impacted by increased demand from our medical device Customers, as well as the benefits realized from capacity expansions in select locations.

The following table compares our business segment operating results for the three and nine months ended December 31, 2011 to the three and nine months ended December 31, 2010:

	Three Months Ended		Change	Percent Change
	December 31,
(dollars in thousands)	2011	2010
Operating Income (Loss):
Healthcare	$33,951	$20,389	$13,562	66.5%
Life Sciences	10,297	7,345	2,952	40.2%
Isomedix	11,750	10,250	1,500	14.6%
Total reportable segments	55,998	37,984	18,014	47.4%
Corporate and other	(2,274)	(2,153)	(121)	5.6%
Total Operating Income (Loss)	$53,724	$35,831	$17,893	49.9%

	Nine Months Ended		Change	Percent Change
	December 31,
(dollars in thousands)	2011	2010
Operating Income (Loss):
Healthcare	$88,213	$(19,460)	$107,673	NM
Life Sciences	30,820	23,075	7,745	33.6%
Isomedix	35,924	30,858	5,066	16.4%
Total reportable segments	154,957	34,473	120,484	NM
Corporate and other	(6,689)	(6,735)	46	(0.7)%
Total Operating Income (Loss)	$148,268	$27,738	$120,530	NM
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

The Healthcare segment’s operating income increased $13.6 million, to $34.0 million for the third quarter as compared to $20.4 million in the same prior year period. Operating income for the three months ended December 31, 2010 was negatively impacted by $19.8 million associated with the SYSTEM 1 class action settlement. Negative drivers of fiscal 2012 operating income include lower SYSTEM 1 consumable volumes, the shift toward lower gross margin capital equipment revenues, declines in pricing, the inventory write-offs relating to our European consolidation efforts, transition costs and investments made to improve product reliability. For the first nine months of fiscal 2012 the segment's operating income was $88.2 million compared to a loss of $19.5 million for the first nine months of fiscal 2011. Operating income for the nine months ended December 31, 2010 was negatively impacted by the SYSTEM 1 Rebate Program and class action settlement. Adjusted operating income, excluding the impact of the SYSTEM 1 Rebate Program and class action settlement, for the prior year period was $110.3 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The fiscal 2012 decrease from adjusted operating income in fiscal 2011 is attributable to lower SYSTEM 1 consumable volumes, the shift toward lower gross margin capital equipment revenues, a decline in pricing, higher sales related costs, transition costs and investments made to improve product reliability.

The Life Sciences segment’s operating income increased $3.0 million for the third quarter of fiscal 2012 as compared to the same prior year period. The segment’s operating margin was 18.4% for the third quarter of fiscal 2012, representing an increase of 410 basis points over the comparable prior year period. The segment's operating income for the first nine months of fiscal

2012 was $30.8 million or 18.4% of revenues compared to $23.1 million or 15.2% of revenues in the same prior period. The increases were the result of volume increases in both periods. Operating income in the first nine months of fiscal 2012 also benefited from lower operating expenses during the first half of fiscal 2012.

The Isomedix segment’s operating income increased $1.5 million for the third quarter of fiscal 2012 as compared to the same prior year period. The segment’s operating margin was 29.7% for the third quarter of fiscal 2012, representing an increase of 280 basis points over the comparable prior year period. The segment's operating income for the first nine months of fiscal 2012 was $35.9 million or 29.5% of revenues compared to $30.9 million or 27.1% of revenues in the same prior period. The increase in operating income reflects the benefit of increased revenues.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the nine months ended December 31, 2011 and 2010:

	Nine Months Ended
	December 31,
(dollars in thousands)	2011	2010
Operating activities:
Net income	$91,944	$12,266
Non-cash items	73,626	430
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	(27,449)	128,770
Changes in operating assets and liabilities	(25,282)	(58,069)
Net cash provided by operating activities	$112,839	$83,397
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(54,238)	$(56,390)
Proceeds from the sale of property, plant, equipment, and intangibles	—	1,298
Equity investment in joint venture	—	(16,900)
Investments in businesses, net of cash acquired	(22,269)	(4,000)
Net cash used in investing activities	$(76,507)	$(75,992)
Financing activities:
Repurchases of common shares	$(56,751)	$(19,900)
Cash dividends paid to common shareholders	(28,751)	(24,344)
Stock option transactions, net	3,749	10,813
Tax benefit from stock options exercised	816	2,197
Net cash used in financing activities	$(80,937)	$(31,234)
Debt-to-total capital ratio	21.2%	21.9%
Free cash flow	$58,601	$28,305

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $112.8 million for the first nine months of fiscal 2012 as compared with $83.4 million for the first nine months of fiscal 2011. The increase in net cash provided by operating activities is driven by a lower use of cash to fund operating assets including higher cash collections on accounts receivable and a decline in cash used for inventory purchases which were partially offset by the current year use of cash of $27.4 million for the SYSTEM 1 Rebate Program.

Net Cash Used In Investing Activities – The net cash used in investing activities totaled $76.5 million for the first nine months of fiscal 2012 compared with $76.0 million for the first nine months of fiscal 2011. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2012 and fiscal 2011:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $54.2 million for the first nine months of fiscal 2012 as compared to $56.4 million during the same prior year period.

•
Proceeds from the sale of property, plant, equipment, and intangibles, net - There were no sales of property, plant, equipment, and intangibles during fiscal 2012. We received proceeds of $1.3 million during the first nine months of fiscal 2011.

•
Equity investments in joint ventures - During fiscal 2012, we made no additional equity investments in joint ventures. During fiscal 2011, we increased our investment in our joint venture with VTS Medical Systems, Inc. by $16.9 million.

•
Investment in business, net of cash acquired – During fiscal 2012, we used $22.3 million in cash to acquire the stock of a privately held company with operations located near Sao Paulo, Brazil. Total consideration is approximately $30 million, including contingent consideration obligations. The acquired company designs and manufactures small, medium, and large sterilizers used by public hospitals, clinics, dental offices and industrial companies (e.g., research laboratories and pharmaceutical research and production companies). During fiscal 2011, we acquired a company designed to improve a hospital's perioperative process for $4.0 million.

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $80.9 million for the first nine months of fiscal 2012 compared with net cash used in financing activities of $31.2 million for the first nine months of fiscal 2011. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2012 and fiscal 2011:

•
Repurchases of common shares – The Company’s Board of Directors has provided authorization to repurchase the Company’s common shares. During the first nine months of fiscal 2012, we paid for the repurchase of 1,851,510 of our common shares under this authorization at an average purchase price of $30.21 per common share. We also obtained 22,927 of our common shares during the first nine months of fiscal 2012 in connection with share-based compensation award programs.

•
Cash dividends paid to common shareholders – During the first nine months of fiscal 2012, we paid total cash dividends of $28.8 million, or $0.49 per outstanding common share. During the first nine months of fiscal 2011, we paid total cash dividends of $24.3 million, or $0.41 per outstanding common share.

•
Stock option transactions, net – We receive cash in some cases for issuing common shares under our various employee stock compensation programs. During the first nine months of fiscal 2012 and fiscal 2011, we received cash proceeds totaling $3.7 million and $10.8 million, respectively, under these programs.

•
Tax benefit from stock options exercised - During the first nine months of fiscal 2012 and fiscal 2011, our income taxes were reduced by $0.8 million and $2.2 million, respectively. as a result of deductions allowed for stock options exercised.

Cash Flow Measures. Free cash flow was $58.6 million in the first nine months of fiscal 2012 compared to $28.3 million in the prior year first nine months reflecting higher cash from operations resulting primarily from increased cash collections on accounts receivable and a decline in cash used for inventory purchases, partially offset by the funding of the SYSTEM 1 Rebate Program (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 21.2% at December 31, 2011 and 21.1% at March 31, 2011.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011. Our commercial commitments were approximately $35.5 million at December 31, 2011 reflecting a net increase of $1.1 million in surety bonds and other commercial commitments from March 31, 2011. The maximum aggregate borrowing limits under our revolving credit facility (“Facility”) have not changed since March 31, 2011. At December 31, 2011, there was $400.0 million available under the Facility for borrowing. The maximum aggregate borrowing limit of $400.0 million under the Facility is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility. The Company entered into an agreement providing for up to $35 million of letters of credit to obtain increased flexibility regarding the terms of its letters of credit. There were $21.3 million in letters of credit outstanding under this agreement at December 31, 2011.

Cash Requirements. Currently, we intend to use our existing cash and cash equivalent balances, cash generated from operations, and our existing credit facilities for short-term and long-term capital expenditures and our other liquidity needs. We believe that these amounts will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, our capital requirements will depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, and changes in our operating expenses. An increase in bad debt expense or significant change in the timeliness of collection of our accounts receivable may impact our future cash generated from operations. To the extent that our existing sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or selling equity securities. We cannot assure you that we will be able to obtain additional funds on terms favorable to us, or at all.

Critical Accounting Policies, Estimates, and Assumptions

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 27, 2011. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2011.

SYSTEM 1 Rebate Program
The Accrued SYSTEM 1 Rebate Program (the “Rebate Program”), initially recognized during the first quarter of fiscal 2011, is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. Rebates of $102,313 were recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated cost of $7,691 to facilitate the disposal of the returned SYSTEM 1 processors has been recognized as cost of revenues. Both components were recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program included: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that would elect to participate in the Rebate Program, the proportion of Customers that would choose each rebate option, and the estimated per unit costs of disposal.
The number and age of SYSTEM 1 processors was estimated based on our historical sales and service records and we assumed that 100% of eligible Customers would elect to participate in the Rebate Program. In order to estimate the portion of Customers that would choose each available rebate option, we first assessed trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. We noted a decline of approximately 19% in shipments of SYSTEM 1 consumables during the period between the notice by FDA to healthcare facility administrators and infection control practitioners and the announcement of the Rebate Program, which indicated that a portion of our Customers transitioned away from the SYSTEM 1 technology during that period. The remaining 81% provided the best available indication of the portion of Customers projected to elect the rebate for the SYSTEM 1E processor. Order and quote data for fiscal 2011 provided indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal were estimated based on the service hours involved and quotes from our vendors using existing freight and disposal contracts.

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

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2012, our revenues were unfavorably impacted by $0.1 million, or 0.1%, and income before taxes was favorably impacted by $1.9 million, or 3.9%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2012, our revenues were favorably impacted by $7.7 million, or 0.8%, and income before taxes was unfavorably impacted by $2.6 million, or 1.8%, as a result of foreign currency movements relative to the U.S. dollar.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's Form 10-K and other securities filings. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, rebate program, transition, cost reductions, business strategies, earnings and revenue trends, expense reduction or other future financial results. References to products, the consent decree, the transition or rebate program, or the settlement agreement are summaries only and do not alter or modify the specific terms of the decree, agreement, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or the Company's rebate program, transition plan or other business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning letters, government investigations, the December 3, 2009 or February 22, 2010 FDA notices, the April 20, 2010 consent decree and related transition plan and rebate program, the SYSTEM 1E device, the outcome of any pending FDA requests, submissions and clearances or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest or effects of fluctuations in currencies, tax assessments or anticipated rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, rebate assumptions, new product acceptance, performance, or approvals, including without limitation SYSTEM 1E and accessories thereto, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, the transition from the SYSTEM 1 processing system, or those matters described in our Form 10-K for the year ended March 31, 2011 and this Form 10-Q and other securities filings may adversely impact Company performance, results, prospects or value, (g) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (h) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2011 and this Form 10-Q for the quarter ended December 31, 2011.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). This transition period has since been extended by the FDA until August 2, 2012. Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the Rebate Program was introduced and who return their units have the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we provide credits for the return of SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110.0 million related to the SYSTEM 1 Rebate Program in the first quarter of fiscal 2011. Of the $110.0 million, $102.3 million is attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7.7 million is attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110.0 million reduction in operating income.

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

Except as noted above, we believe there have been no material recent developments concerning these legal proceedings since September 30, 2011 and no new material pending legal proceedings that are required to be reported.

ITEM 1A.	RISK FACTORS

The risk factor entitled “The economic climate may adversely affect us,” contained in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on May 27, 2011, is supplemented by adding the following paragraph at the end:

The current financial crisis in Europe and the general economic downturn in that region have impacted and may continue to impact the timeliness of receivables collections from some of our European Customers, especially those trade receivables due from Spanish and Italian hospitals dependent upon government healthcare systems and/or government funding. We cannot predict at this time how this situation will develop and whether any European trade receivables may need to be reserved in future periods.

Except as set forth above, we believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the SEC on May 27, 2011, that would materially affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 2012, we repurchased 347,113 of our common shares. These repurchases were pursuant to a single repurchase program which was approved by the Company’s Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of December 31, 2011, $118,460 in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common share repurchase activity during the third quarter of fiscal 2012 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
October 1-31	—		$—		—	$128,460
November 1-30	318,900		28.71		318,900	119,303
December 1-31	28,213		29.89		28,213	118,460
Total	347,113	(1)	$28.81	(1)	347,113	$118,460

(1)
Does not include 14 shares purchased during the quarter at an average price of $29.07 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011.

10.2	Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer
February 8, 2012

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011.

10.2	Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.