Form 10-K
period 2012-03-31
STERIS CORP
filed 2012-05-30
CIK 815065

United States Securities and Exchange Commission
Washington, D. C. 20549
 ___________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended March 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 2011: $1,539,707,782
The number of Common Shares outstanding as of May 18, 2012: 57,805,687
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2012 Annual Meeting – Part III

PART 1

Throughout this Annual Report, STERIS Corporation and its subsidiaries together are called “STERIS,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year, which ends on March 31. For example, fiscal year 2012 ended on March 31, 2012.

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
We were founded as Innovative Medical Technologies in Ohio in 1985, and renamed STERIS Corporation in 1987. However, some of our businesses that have been acquired and integrated into STERIS, notably American Sterilizer Company, have much longer operating histories. With global headquarters in Mentor, Ohio, we have approximately 5,000 employees worldwide and operate in more than 60 countries. We have a direct sales force of approximately 500 and a service organization of approximately 1,000 who work diligently to meet the increasingly complex needs of our Customers.
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
STERIS Isomedix Services (“Isomedix”) provides ethylene oxide and/or irradiation services on a contract basis through a network of facilities in North America, where we process medical devices and other products as designated by our Customers' specifications prior to their delivery to the end user.
Many factors are driving an increased awareness of the importance of infection control throughout the world. In the United States, hospitals are increasingly not reimbursed for the impacts of hospital acquired patient infections and infection is increasingly a reported quality measure that may impact reimbursement as well as provide patients with information that can help shape their decisions about where to receive care. On a more global basis, threats such as H1N1 virus, Avian Bird Flu, and the rise in drug-resistant strains of bacterial diseases have raised awareness of the need for enhanced safety. We are positioned to help address these concerns in traditional and non-traditional settings with our combination of capital equipment, consumables and services.

INFORMATION RELATED TO BUSINESS SEGMENTS
Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment. The CEO uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in note 1 to the Consolidated Financial Statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of this Annual Report. Segment performance information for fiscal years 2012, 2011, and 2010 is presented in note 12 to our Consolidated Financial Statements titled, “Business Segment Information” and in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” (“MD&A”), of this Annual Report.

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

Significant brand names for these products include SYSTEM 1®, SYSTEM 1E®, Amsco®, Hamo®, Reliance®, Cmax®, Harmony®, Kindest Kare®, Alcare®, Verify®, and Cal Stat®.
Services Offered. Our Healthcare segment provides various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. We offer these corrective and preventive service solutions to Customers who have internal clinical/biomedical engineering departments and Customers who rely on us to provide those services. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We also offer comprehensive sterilization and surgical management consulting services allowing healthcare facilities to achieve safety, quality, and productivity improvements in the perioperative loop that flows between and among surgical suites and the central sterile department. We utilize remote equipment monitoring technology to improve Customers’ equipment uptime by servicing equipment during off-peak hours. Additionally, our Healthcare segment provides other support services such as construction and facility planning, engineering support, device testing, Customer education, hand hygiene process excellence, asset management/planning, and the sale of replacement parts. Finally, we also provide information management and decision support solutions to operating room and central sterilization managers to help in managing these environments and identifying opportunities to improve performance.
Customer Concentration. Our Healthcare segment sells capital equipment, consumables, and services to Customers in the United States and many other countries throughout the world. For the year ended March 31, 2012, no Customer represented more than 10% of the Healthcare segment's total revenues and the loss of any single Customer is not expected to have a material impact on the segment's results of operations or cash flows.
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

•
Washer/disinfectors that decontaminate various large and small components in pharmaceutical and industrial manufacturing processes and in research labs, such as glassware, vessels, equipment parts, drums, hoses, and animal cages.

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
Customer Concentration.  Our Life Sciences segment sells capital equipment, consumables, and services to Customers in the United States and many other countries throughout the world. For the year ended March 31, 2012, no Customer represented more than 10% of the Life Sciences segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.
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
Customer Concentration.  Our Isomedix segment operates in North America. The segment’s services are offered to Customers throughout the footprint of our network. For the year ended March 31, 2012, no Customer represented more than 10% of the segment’s revenues. Because of a largely fixed cost structure, the loss of a single Customer could have a material impact on the segment’s results of operations or cash flows but would not be expected to have a material impact on STERIS.
Competition.  Isomedix operates in a highly regulated industry and competes in North America with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.

INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless steel, organic chemicals, fuel, and plastic components. These raw materials and supplies are available from several suppliers and in sufficient quantities that we do not currently expect any significant sourcing problems in fiscal 2013. We have longer-term supply contracts for certain materials, such as radioisotope (cobalt-60) used by the Isomedix segment, for which there are few suppliers.
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
As of March 31, 2012, we held 297 United States patents and 699 foreign patents and had 62 United States patent applications and 290 foreign patent applications pending. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2012, we had a total of 995 trademark registrations in the United States and in various foreign countries.
Research and Development.  Research and development is an important factor in our long-term strategy. For the years ended March 31, 2012, 2011, and 2010, research and development expenses were $36.0 million, $34.3 million, and $34.0 million, respectively. We incurred these expenses primarily for the research and development of commercial products.
New products are a key element of our success. In the operating room, our Harmony LED Lighting and Visualization System brings surgical lighting, high definition images and surgeon comfort to a new level. Our V-PRO low temperature sterilizers and the Reliance Vision Single-chamber Washers improve efficiencies in the sterile processing department by increasing the number and volume of instruments that can be reprocessed. Another recent introduction is the 5085 SRT Surgical Table, the first sliding, rotating and transporting table to be released in the United States as a single-driver transport device for the operating suite. The table is designed to enhance both patient and staff safety by reducing the transfer risk before and after surgery. Finally, the recent introduction of the SYSTEM 1E, our next generation liquid chemical sterilant processing system, provides an alternative for existing SYSTEM 1 Customers.
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
We have received warning letters, paid civil penalties, conducted product recalls and field corrections, and been subject to other regulatory sanctions. At the beginning of fiscal 2011 a consent decree, the terms of which had been previously agreed to by the FDA and us, was approved by the Federal District Court for the Northern District of Ohio concerning our SYSTEM 1 processing system. See Part I, Item 1A of this Annual Report titled, “Risk Factors, We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree,” and “Risk Factors, Compliance with the Consent Decree may be more costly and burdensome than anticipated.” and see also

Part I, Item 3, “Legal Proceedings”, for further information on SYSTEM 1 and other regulatory issues and their potential impact. We believe that we are currently compliant in all material respects with applicable regulatory requirements. However, we cannot assure you that future or current regulatory, governmental, or private action will not have a material adverse affect on us or on our performance, results, or financial condition.
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
Employees.  As of March 31, 2012, we had approximately 5,000 employees throughout the world. We believe we have good relations with our employees.
Methods of Distribution.  As of March 31, 2012, we employed approximately 1,150 direct field sales and service representatives within the United States and approximately 350 in international locations. Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house Customer service and field support departments. We also contract with distributors and dealers in select markets.
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
International Operations.  We believe we have a large opportunity to expand internationally, as we currently only serve a small portion of the world that could benefit from our products. Through our subsidiaries, we operate in various international locations within the same business segments as in the United States. International revenues have recently represented approximately one-fourth of our total revenues. Revenues from Europe, Canada, and the Asia Pacific and Latin American regions were 46%, 22%, 19%, and 13%, respectively, of our total international revenues for the year ended March 31, 2012.
Also see note 12 to our Consolidated Financial Statements titled, “Business Segment Information,” and Item 7, “MD&A”,

for a geographic presentation of our revenues for the three years ended March 31, 2012.
We conduct manufacturing in the United States, Canada, Mexico, Brazil and various European countries. International cost of revenues have represented approximately one-third of our total cost of revenues.There are, in varying degrees, a number of inherent risks to our international operations. We describe some of these risks in Part I, Item 1A of this Annual Report titled, “Risk Factors, We conduct manufacturing, sales, and distribution operations on a worldwide basis.”
Fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2012, revenues were favorably impacted by $6.1 million and income before taxes was unfavorably impacted by $0.8 million, or 0.4%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2012, we had a backlog of $152.6 million. Of this amount, $102.5 million and $50.1 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2011, we had backlog orders of $179.3 million. Of this amount $138.6 million and $40.7 million related to our Healthcare and Life Sciences segments, respectively. We believe that the decline in Healthcare backlog is more a matter of timing of orders than a reflection of current market trends. A significant portion of the backlog orders at March 31, 2012, is expected to ship in the next fiscal year.
Availability of Securities and Exchange Commission Filings.  We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to the Securities and Exchange Commission (“SEC”). You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. You may also obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or by accessing the SEC’s website at http://www.sec.gov. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
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

Name	Age	Position
William L. Aamoth	58	Vice President and Corporate Treasurer
Dr. Peter A. Burke	63	Senior Vice President and Chief Technology Officer
Timothy L. Chapman	50	Senior Vice President and Group President, Healthcare
Mark D. McGinley	55	Senior Vice President, General Counsel, and Secretary
Robert E. Moss	67	Senior Vice President and Group President, STERIS Isomedix Services and Life Sciences
Walter M Rosebrough, Jr.	58	President and Chief Executive Officer
Michael J. Tokich	43	Senior Vice President and Chief Financial Officer
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
Mark D. McGinley serves as Senior Vice President, General Counsel, and Secretary. He assumed this role in April 2005.
Robert E. Moss serves as Senior Vice President and Group President, STERIS Isomedix Services and Life Sciences. He assumed this role in October 2009. He served as Senior Vice President and Group President, STERIS Isomedix Services, from April 2005 until October 2009.
Walter M Rosebrough, Jr. serves as President and Chief Executive Officer. He assumed this role when he joined STERIS in October 2007. Mr. Rosebrough also joined our Board of Directors in October 2007. Prior to his employment with STERIS,

Mr. Rosebrough served from February 2005 to September 2007 as President and Chief Executive Officer of Coastal Hydraulics, Inc., a hydraulic and pneumatic systems company that he purchased in 2005 and he continues to serve as non-executive Chairman. Previously, Mr. Rosebrough spent nearly 20 years in the healthcare industry in various roles as a senior executive with Hill-Rom Holdings, Inc. (at the time, Hillenbrand Industries, Inc.), a worldwide provider of medical equipment and related services, including President and CEO of Support Systems International and President and CEO of Hill-Rom.
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
The current financial crisis and general economic downturn in certain European countries may adversely affect our business and financial condition.
The continuation or worsening of existing financial and economic conditions in Europe generally, and Southern Europe in particular, may have adverse effects on our business and financial condition. As a result of these conditions, Customers, including governmental entities or other entities that rely on government healthcare systems or government funding, in certain European countries in which we operate may be unable to pay their obligations on a timely basis or to make payment in full. In particular, there have been increased delays in collection of trade receivables due from Spanish hospitals, and to a lesser degree Italian hospitals, that are directly or indirectly dependent upon government funding. Although we have been able to collect most of these types of receivables, it may become necessary to increase reserves. In addition, there can be no assurance that there will not be an increase in collection difficulties. Prospectively, additional adverse effects resulting from these conditions may include decreased healthcare utilization, further pricing pressure on our products, and/or weaker overall demand for our products and services, particularly capital products. Accounts receivable at March 31, 2012 related to Customers in Spain and Italy were less than 8% of our total accounts receivable. We do not have noteworthy accounts receivable balances related to Customers in Greece and Portugal. We continue to monitor conditions and the creditworthiness of our Customers and the need for additional reserves as well as sales trends and issues. Although we cannot predict at this time how this situation may develop, should the current condition continue or worsen our business, performance, prospects, value, financial condition or results of operations may be adversely affected.
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
Many of our Customers operate businesses characterized by technological change, product innovation and evolving industry standards. Price is a key consideration in their purchasing decisions. To successfully compete, we must continue to design, develop, and improve innovative products. We also must achieve market acceptance of and effectively distribute those products, and reduce production costs. Our business, performance, prospects, value, financial condition, and results of operations might be adversely effected if our competitors' product development capabilities become more effective, if they introduce new or improved products that displace our products or gain market acceptance, or if they produce and sell products at lower prices.
If our cost reduction and restructuring efforts are ineffective, our profitability may be hurt or our business otherwise might be adversely affected.
We have undertaken various cost reduction and restructuring activities over the last several years, including the restructuring primarily related to our European Healthcare manufacturing operations into two central locations within Europe and the transfer of the remaining operations in our Erie, Pennsylvania facility to our U.S. headquarters in Mentor, Ohio. These efforts may not produce the full efficiencies and cost reduction benefits we expect or efficiencies and benefits might be delayed or not realized. Implementation costs also might exceed expectations and further cost reduction measures might become necessary, resulting in additional future charges. If these cost reduction and restructuring efforts are not properly implemented or are unsuccessful, we might experience business disruptions or our business otherwise might be adversely affected.
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
We maintain significant international operations, including operations in Canada, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include:

•	risks associated with foreign currency exchange rate fluctuations;

•	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;

•	enhanced credit risks in certain European countries as well as emerging market regions;

•	foreign Customers with longer payment cycles than Customers in the United States;

•	tax rates in certain foreign countries that exceed those in the United States, and foreign earnings subject to withholding requirements;

•	tax laws that restrict our ability to use tax credits, offset gains, or repatriate funds;

•	tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	general economic and political conditions in countries where we operate or where end users of our products are situated;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries; and

•	difficulties associated with compliance with a variety of laws and regulations governing international trade, including the Foreign Corrupt Practices Act.

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
In addition, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, contains provisions that could have a material impact on our business. Among other provisions, this legislation imposes an excise tax on medical devices manufactured or offered for sale in the United States beginning January 1, 2013 and we believe this excise tax may have a material impact on our profitability. Various health care reform proposals have also emerged at the state level, and we are unable to predict which, if any, of those proposals will be enacted. However, the ultimate effect of health care reform legislation or any future legislation or regulation could have a material adverse affect on our business, performance, value, prospects, financial condition or results of operation.
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
Refer also for further information to the “Risk Factor” below titled, “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree” and the “Risk Factor” below titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.” and to Part I, Item 3, “Legal Proceedings”.
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

Examples of the types of matters described above are the warning letter we received from the FDA on May 16, 2008 regarding our SYSTEM 1 sterile processing system, and the Consent Decree entered into on April 20, 2010. In summary, the warning letter outlined the FDA's assertion that significant changes or modifications had been made in the design, components, method of manufacture or intended use of the device, beyond the FDA's 1988 clearance of the device, such that the FDA asserted a new premarket notification submission was required. After extensive discussion, negotiation and interaction between FDA and us, a consent decree was agreed upon and approved by the Federal District Court for the Northern District of Ohio on

April 20, 2010 (the “Consent Decree”). As a consequence of these interactions and the Consent Decree, there are numerous restrictions on us with respect to SYSTEM 1 and other liquid chemical sterilizing and disinfecting devices, components and accessories. For example, we have discontinued all sales of our SYSTEM 1 processor to U.S. Customers and will discontinue the provision of service, parts, accessories and sterilant for SYSTEM 1 units in the U.S. no later than August 2, 2012. As a result of these current and future restrictions and commitments, our revenues, earnings, business, performance, prospects or value may be negatively impacted. The Consent Decree also prohibits the sale of liquid chemical sterilizing or disinfecting products that do not have FDA clearance, describes various process and compliance issues, and defines penalties for non-compliance. (For more information regarding this warning letter and the Consent Decree, see the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated” and “Legal Proceedings” in Item 3 of Part I.) The Consent Decree, claims by Customers and other parties, and other events or impact associated with these matters could materially affect our business, performance, prospects, value, financial condition, or results of operations.
The ongoing impact of the Consent Decree, or the impact of any legal, regulatory, or compliance claims, proceeding, investigation, or litigation, is difficult to predict. The occurrence of any new legal, regulatory or compliance claim or problem respecting any of our significant products, particularly should such events occur in the near term, could adversely affect our reputation with current and prospective Customers and could otherwise materially and adversely affect our business, performance, prospects, value, financial condition, or results of operations. Additionally, some U.S. Customers may be reluctant to satisfy their payment obligations until rebate or SYSTEM 1E obligations have been resolved.
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
Customers may not purchase or use consumables related to our new SYSTEM 1E liquid chemical sterilant processing system at planned levels.
There currently are fewer SYSTEM 1E Liquid Chemical Sterilant Processing System units in use than the SYSTEM 1 units they replaced, and FDA approved uses for SYSTEM 1E are narrower than the SYSTEM 1 uses. Nonetheless, the S-40 sterilant used in connection with SYSTEM 1E units provides an additional element of profitability with respect to our SYSTEM 1E units. If fewer additional SYSTEM 1E units are sold than planned or usage of S-40 sterilant in SYSTEM 1E units currently in operation or expected to be sold declines below planned levels, these reductions might have a material adverse effect on our business, prospects, performance, value, financial condition, or results of operation.
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
The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2012. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.
In the table below, “Contract Sterilization” refers to locations of the Isomedix segment. “Manufacturing,” “Warehousing,” “Operations,” or “Sales Offices” refer to locations serving both the Healthcare and Life Sciences segments.

United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.S./INTL	Use	Owned/Leased
Montgomery, AL	U.S.	Manufacturing	Owned
Ontario, CA	U.S.	Contract Sterilization	Owned
San Diego, CA	U.S.	Contract Sterilization	Owned
Temecula, CA	U.S.	Contract Sterilization	Owned
Libertyville, IL (2 locations)	U.S.	Contract Sterilization	Owned
Northborough, MA	U.S.	Contract Sterilization	Owned
Brooklyn Park, MN	U.S.	Contract Sterilization	Owned
St. Louis, MO	U.S.	Manufacturing	Owned
South Plainfield, NJ	U.S.	Contract Sterilization	Owned
Whippany, NJ	U.S.	Contract Sterilization	Owned
Chester, NY	U.S.	Contract Sterilization	Owned
Groveport, OH	U.S.	Contract Sterilization	Owned
Mentor, OH (7 locations)	U.S.	Corporate Headquarters	Owned
	U.S.	Sales/Marketing Offices	Owned
	U.S.	Administrative Offices	Owned
	U.S.	Manufacturing/Warehousing	Owned
	U.S.	Manufacturing/Operations	Owned
Vega Alta, PR	U.S.	Contract Sterilization	Owned
Spartanburg, SC	U.S.	Contract Sterilization	Owned
El Paso, TX (2 locations)	U.S.	Contract Sterilization	Owned
Grand Prairie, TX	U.S.	Contract Sterilization	Owned
Sandy, UT	U.S.	Contract Sterilization	Owned
Bordeaux, France	INTL	Manufacturing/Sales Office/Showroom	Owned
Quebec City, Canada	INTL	Manufacturing	Owned
Whitby, Canada	INTL	Contract Sterilization	Owned
Leicester, England	INTL	Manufacturing	Owned
Mogi das Cruzes, Brazil	INTL	Manufacturing/Sales Office	Owned
Tuusula, Finland	INTL	Manufacturing/Sales Office	Owned
Pieterlen, Switzerland	INTL	Sales Office	Owned
Minneapolis, MN	U.S.	Contract Sterilization	Leased
St. Louis, MO	U.S.	Warehousing/Distribution	Leased
Reno, NV	U.S.	Warehousing	Leased
Mentor, OH	U.S.	Administrative Offices	Leased
Erie, PA	U.S.	Administrative Offices	Leased
Pittsburgh, PA	U.S.	Sales Office	Leased
Berchem, Belgium	INTL	Sales Office	Leased

United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.S./INTL	Use	Owned/Leased
Sao Paulo, Brazil	INTL	Sales Office	Leased
Mississauga, Canada	INTL	Sales Office/Warehousing	Leased
Beijing, China	INTL	Sales Office	Leased
Shanghai, China	INTL	Sales Office	Leased
Basingstoke, England	INTL	Sales Office	Leased
Leicester, England	INTL	Warehousing	Leased
La Chapelle St. Mesmin, France	INTL	Sales Office	Leased
Cologne, Germany	INTL	Sales Office	Leased
Calcutta, India	INTL	Sales Office	Leased
Segrate, Italy	INTL	Sales Office	Leased
Tokyo, Japan	INTL	Sales Office	Leased
Petaling Jaya, Malaysia	INTL	Sales Office	Leased
Guadalupe, Mexico	INTL	Manufacturing	Leased
Moscow, Russia	INTL	Sales Office	Leased
Singapore	INTL	Sales Office	Leased
Madrid, Spain	INTL	Sales Office	Leased
United Arab Emirates	INTL	Sales Office	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1 sterile processor and the STERIS® 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this Item 3 as the “device”). Among other matters, the warning letter included the FDA's assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA's 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA's preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company's response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant processing system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing SYSTEM 1 installed base in the U.S. for at least a two year period from that date.

On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control practitioners describing FDA's “concerns about the SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In the notice, among other things, FDA stated its belief that the SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA had not determined whether the SYSTEM 1 was safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and may affect the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the SYSTEM 1 that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA's December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, they should transition to that alternative as soon as possible. After its December 3, 2009 notice, we engaged in extensive discussions with the FDA regarding a comprehensive resolution of this matter. On February 2, 2010, the FDA notified healthcare facility administrators and infection control practitioners that FDA's total recommended time period for transitioning from SYSTEM 1 in the U.S. was 18 months from that date.

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

The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). This transition period has since been extended by the FDA until August 2, 2012. Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the Rebate Program was introduced and who return their units have the option of either a pro-rated cash rebate or rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we provide credits for the return of SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts.

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

In December of 2010, we began shipping SYSTEM 1E units after having received FDA clearance for the SYSTEM 1E chemical indicator, which is used in conjunction with the SYSTEM 1E. We also submitted a 510(k) to FDA for an optional spore-based indicator strip for use with SYSTEM 1E. Thereafter, as a result of discussions with FDA, we filed a de novo submission requesting classification of this strip in accordance with Section 513(f)(2) of the Federal Food Drug & Cosmetic Act. The de novo process is part of the initial classification for new devices. This spore-based monitoring strip received FDA clearance on March 30, 2012. This new clearance does not affect the prior clearance of the SYSTEM 1E processor or the SYSTEM 1E chemical indicator.

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

For additional information regarding these matters, see the following portions of this Annual Report on Form 10-K for the fiscal year ended March 31, 2012: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”

From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Additional information regarding our commitments and contingencies is included in Item 7, "MD&A" and in note 11 to our consolidated financial statements titled, "Commitments and Contingencies."

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common shares are traded on the New York Stock Exchange under the symbol “STE.” The following table presents, for the quarters indicated, the high and low sales prices for our common shares.

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2012
High	$32.38	$32.68	$36.76	$36.57
Low	27.70	27.08	27.66	33.14
Fiscal 2011
High	$37.38	$38.00	$33.65	$38.16
Low	31.86	32.66	28.07	29.84

Holders.  As of March 31, 2012, there were approximately 1,293 holders of record of our common shares. However, we believe that we have a significantly larger number of beneficial holders of common shares.
Dividend Policy.  The Company’s Board of Directors decides the timing and amount of any dividends we may pay. During fiscal 2012, we paid cash dividends totaling $0.66 per outstanding common share ($0.15 per outstanding common share to common shareholders of record on June 28, 2011 and $0.17 per outstanding common share to common shareholders of record on each of the following record dates: September 20, 2011, December 21, 2011, and March 27, 2012). During fiscal 2011, we paid cash dividends totaling $0.56 per outstanding common share ($0.11 per outstanding common share to common shareholders of record on May 27, 2010 and $0.15 per outstanding common share to common shareholders of record on each of the following record dates: August 24, 2010, November 24, 2010, and March 1, 2011).
Recent Sales of Unregistered Securities.  None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following table presents information with respect to purchases STERIS made of its shares of common stock during the fourth quarter of the 2012 fiscal year:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
January 1-31	—		$—		—		$118,460
February 1-29	—		—		—		118,460
March 1-31	—		—		—		118,460
Total	—	(1)	$—	(1)	—		$118,460

(1)
Does not include 89 shares purchased during the quarter at an average price of $30.71 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

(2)
On March 14, 2008 we announced that, the Board of Directors had authorized the repurchase of up to $300.0 million of our common shares. As of March 31, 2012, $118.5 million remained authorized for repurchase of our common shares under the current share repurchase authorization. This authorization does not have a stated maturity date. We provide information about our full year fiscal 2012 share repurchase activity in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31,
(in thousands, except per share data)	2012(1)(2)	2011(1)(2)	2010(1)	2009(1)	2008(1)
Statements of Income Data:
Revenues	$1,406,810	$1,207,448	$1,257,733	$1,298,525	$1,265,090
Gross profit	568,465	446,162	539,181	526,742	510,603
Restructuring expenses	644	1,202	4,848	3,554	15,461
Income from continuing operations	222,316	85,212	203,712	175,445	123,545
Income taxes	74,993	22,554	63,349	55,800	42,693
Gain on the sale of discontinued operations, net of tax	—	—	—	—	—
Net income	136,115	51,265	128,467	110,685	77,106
Basic income per common share:
Net income	$2.33	$0.86	$2.18	$1.88	$1.22
Shares used in computing net income per common share – basic	58,367	59,306	58,826	58,778	63,300
Diluted income per common share:
Net income	$2.31	$0.85	$2.16	$1.86	$1.20
Shares used in computing net income per common share – diluted	58,963	60,148	59,423	59,448	64,077
Dividends per common share	$0.66	$0.56	$2.44	$0.30	0.23
Balance Sheets Data:
Working capital	$373,488	$361,060	$379,328	$351,104	$283,017
Total assets	1,405,696	1,426,685	1,238,402	1,216,939	1,239,292
Long-term indebtedness	210,000	210,000	210,000	210,000	179,280
Total liabilities	583,032	638,020	483,908	498,774	532,817
Total shareholders’ equity	821,401	787,569	753,714	717,736	706,152

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Presented amounts include the impact of the SYSTEM 1 Rebate Program and the SYSTEM 1 class action settlement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2012, 2011 and 2010, as well as Part I, Item 1A, “Risk Factors” and Part I, Item 3, “Legal Proceedings”, for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.

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

We, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. We have presented these financial measures because we believe that meaningful analysis of our financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered an alternative to measures required by accounting principles generally accepted in the United States. Our calculations of these measures may differ from calculations of similar measures used by other companies and you should be careful when comparing these financial measures to those of other companies. Additional information regarding these financial measures, including reconciliations of each non-GAAP financial measure, is available in the subsection of MD&A titled, "Non-GAAP Financial Measures."

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

•
Product Revenues – We define product revenues as revenues generated from sales of capital equipment, which includes steam sterilizers, low temperature liquid chemical sterilant processing systems, washing systems, VHP® technology, water stills, and pure steam generators; integrated OR; surgical lights and tables; and the consumable family of products, which includes SYSTEM 1 and SYSTEM 1E consumables, V-Pro consumables, sterility assurance products, skin care products, and cleaning consumables.

•
Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment, as well as revenues generated from contract sterilization offered through our Isomedix segment.

•
Capital Equipment Revenues – We define capital equipment revenues as revenues generated from sales of capital equipment, which includes steam sterilizers, low temperature liquid chemical sterilant processing systems, including SYSTEM 1® and SYSTEM 1E®, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and integrated OR.

•
Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes SYSTEM 1 and SYSTEM 1E consumables, V-Pro consumables, sterility assurance products, skin care products, and cleaning consumables.

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
Highlights.  Heading into fiscal 2012, we anticipated growth in both revenue and earnings. Revenues in fiscal 2012 increased by $199.4 million, or 16.5%, to $1,406.8 million. Revenue growth was driven by increased demand for our products including SYSTEM 1E, international growth and the SYSTEM 1 Rebate Program. Adjusted revenues, excluding the impact of the SYSTEM 1 Rebate Program, increased $81.7 million, or 6.2%, to $1,391.5 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). However, we experienced some unanticipated events that challenged our bottom line. These challenges included an extension of the SYSTEM 1 transition, as well as the unanticipated expenses related to SYSTEM 1E uptime reliability, both of which hindered our profitability in fiscal 2012.
For fiscal 2012, our financial position and cash flows remained strong, affording us financial flexibility. Cash flows from operations were $149.4 million and free cash flow was $82.7 million (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). We continue to maintain low debt levels with debt-to-total capital of 20.4% at March 31, 2012. The operating cash flow increase resulted primarily from higher net earnings adjusted for non-cash items and a lower use of cash to fund operating asset and liability changes. These increases in cash were partially offset by the use of cash to fund settlements of liabilities arising from the SYSTEM 1 Rebate Program and class action settlement. The increase in free cash flow also reflects lower capital spending levels as capital costs associated with radioisotope purchases for the Isomedix segment declined and the consolidation projects in Europe and North America were completed.

A detailed discussion of our fiscal 2012 performance is included in the subsection of MD&A titled, “Results of Operations.”
Outlook. We anticipate that fiscal 2013 will be a pivot year for the Company, as we complete the SYSTEM 1 transition in the U.S., and establish a new baseline of revenue and profitability from which we will grow in the future. We will continue to experience a decline in revenues associated with SYSTEM 1 parts, accessories, sterilant and services, which we will discontinue in the United States no later than August 2, 2012. See Part I, Item 3, “Legal Proceedings.” We anticipate moderate increases in raw material costs in fiscal 2013, primarily related to metals and chemicals. In addition, fluctuations in foreign currency rates can impact revenues and costs outside of the United States creating uncertainty for our results for fiscal 2013 and beyond.
In fiscal 2013 and beyond, we expect to continue to manage our costs, grow our business with internal product development, invest in greater capacity, and augment these value creating methods with acquisitions of adjacent products and services. We have a strong balance sheet and reliable cash flow, and will use both to grow the business. One of the ways we will plan to create value going forward is to in-source much of the production that we have traditionally out-sourced. We have come far enough with our Lean approach that we can utilize the capacity we have created to shorten the supply chain and produce many of our purchased components in-house. Our planned increase in capital expenditures in fiscal 2013 reflects this plan and will provide the opportunity to create better quality, enhanced delivery capability, and lower costs.

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
During the fourth quarter of fiscal 2012, based on actual experience to date, we adjusted a portion of the original estimated liability related to the SYSTEM 1 Rebate Program. The total pre-tax adjustment was $17.4 million, of which $15.3 million was recorded as an increase to revenue for the Customer rebate portion, and $2.1 million was recorded as a reduction in cost of revenues related to the disposal liability. This adjustment results primarily from a decrease in the estimated number of eligible Customers that will ultimately participate in the Rebate Program.
Restructuring. In fiscal 2012, 2011 and 2010 we recorded pre-tax expenses totaling $0.7 million, $1.4 million, and $4.4 million, respectively, related to previously announced restructuring actions. These actions are intended to enhance profitability and increase operating efficiencies. We continue to evaluate all of our operations for additional opportunities to improve performance, but we have not committed to any additional specific actions.
Further information regarding our restructuring actions is included in note 2 to our consolidated financial statements titled, “Restructuring.”
International Operations.  Since we conduct operations outside of the United States using various foreign currencies, fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2012, our revenues were favorably impacted by $6.1 million and income before taxes was unfavorably impacted by $0.8 million, or 0.4%, as a result of foreign currency movements relative to the U.S. dollar.

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

These non-GAAP financial measures are presented with the intent of providing greater transparency to supplemental financial information used by management and the Board of Directors in their financial analysis and operational decision-making. These amounts are disclosed so that the reader has the same financial data that management uses with the belief that it will assist financial statement users in making comparisons to our historical operating results and analyzing the underlying performance of our operations for the periods presented.
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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2012, 2011 and 2010:

(dollars in thousands)	2012	2011	2010
Net cash flows provided by operating activities	$149,372	$117,744	$224,954
Purchases of property, plant, equipment and intangibles, net	(66,682)	(77,442)	(44,087)
Proceeds from the sale of property, plant, equipment and intangibles	42	1,301	3,105
Free cash flow	$82,732	$41,603	$183,972
To supplement our financial results presented in accordance with U.S. GAAP, we have sometimes referred to certain measures of revenues, gross profit, income tax expense, and the Healthcare segment results of operations in the section of MD&A titled, "Results of Operations" excluding the impact of adjustments recorded in connection with the SYSTEM 1 Rebate Program in the first quarter of fiscal 2011 and in the fourth quarter of fiscal 2012, and the SYSTEM 1 class action settlement recorded in the third quarter of fiscal 2011. These items had a significant impact on the fiscal 2011 and fiscal 2012 measures and the corresponding trend in each of these measures. We provide adjusted measures to give the reader a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. These measures are used by management and the Board of Directors in making comparisons to our historical operating results and analyzing the underlying performance of our operations. The tables below provide a reconciliation of each of these measures to its most directly comparable GAAP financial measure.

	Years Ended March 31,
(dollars in thousands)	2012	2011

Reported revenues	$1,406,810	$1,207,448
Impact of the SYSTEM 1 Rebate Program	(15,306)	102,313
Adjusted revenues	$1,391,504	$1,309,761

Reported capital revenues	$626,959	$433,944
Impact of the SYSTEM 1 Rebate Program	(15,306)	102,313
Adjusted capital revenues	$611,653	$536,257

Reported United States revenues	$1,057,460	$882,281
Impact of the SYSTEM 1 Rebate Program	(15,306)	102,313
Adjusted United States Revenues	$1,042,154	$984,594

Reported Healthcare revenues	$1,013,102	$835,832
Impact of the SYSTEM 1 Rebate Program	(15,306)	102,313

Adjusted Healthcare revenues	$997,796	$938,145

Healthcare capital revenues	545,596	357,465
Impact of SYSTEM 1 Rebate Program	(15,306)	102,313
Adjusted Healthcare capital revenues	$530,290	$459,778

Reported gross profit	$568,465	$446,162
Impact of the SYSTEM 1 Rebate Program	(17,403)	110,004
Adjusted gross profit	$551,062	$556,166

Reported gross profit percentage	40.4%	37.0%
Impact of the SYSTEM 1 Rebate Program	(0.8)%	5.5%
Adjusted gross profit percentage	39.6%	42.5%

Reported operating income	$222,316	$85,212
Impact of the SYSTEM 1 Rebate Program and class action settlement	(17,403)	129,800
Adjusted operating income	$204,913	$215,012

Reported Healthcare operating income	$141,742	$21,317
Impact of the SYSTEM 1 Rebate Program and class action settlement	(17,403)	129,800
Adjusted Healthcare operating income	$124,339	$151,117

Reported income tax expense	$74,993	$22,554
Impact of the SYSTEM 1 Rebate Program and class action settlement	(6,780)	50,183
Adjusted income tax expense	$68,213	$72,737

Reported effective income tax rate	35.5%	30.6%
Impact of the SYSTEM 1 Rebate Program and class action settlement	(0.3)%	5.1%
Adjusted effective income tax rate	35.2%	35.7%

RESULTS OF OPERATIONS
In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of the results of operations of the Company and then separately discuss earnings for our operating segments.
FISCAL 2012 AS COMPARED TO FISCAL 2011
Revenues.  The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2012 to the year ended March 31, 2011:

	Years Ended March 31,
(dollars in thousands)	2012	2011	Change	Percent Change

Total revenues	$1,406,810	$1,207,448	$199,362	16.5%

Revenues by type:
Capital revenues	626,959	433,944	193,015	44.5%
Consumable revenues	301,171	309,894	(8,723)	(2.8)%
Service revenues	478,680	463,610	15,070	3.3%

Revenues by geography:
United States revenues	1,057,460	882,281	175,179	19.9%
International revenues	349,350	325,167	24,183	7.4%

Revenues increased $199.4 million, or 16.5%, to $1,406.8 million for the year ended March 31, 2012, as compared to $1,207.4 million for the year ended March 31, 2011. The increase reflects growth in capital and service revenues and the negative impact of the SYSTEM 1 Rebate Program in fiscal 2011. Adjusted revenues, excluding the impact of the SYSTEM 1 Rebate Program in both periods, increased $81.7 million, or 6.2%, to $1,391.5 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). We analyze our revenues in two ways, by type and geography, in the discussion that follows. Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”
Capital revenues increased $193.0 million or 44.5% during fiscal 2012 as compared to fiscal 2011. The increase in capital revenues was driven by the positive impact of the $15.3 million adjustment to Healthcare capital revenues related to the SYSTEM 1 Rebate Program in fiscal 2012 and the negative impact of the $102.3 million adjustment to Healthcare capital revenues related to the SYSTEM 1 Rebate Program in fiscal 2011. Adjusted capital revenues increased $75.4 million or 14.1% to $611.7 million during fiscal 2012 (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Excluding the impact of the SYSTEM 1 Rebate Program in both periods, Healthcare capital revenues increased $70.5 million during fiscal 2012 from fiscal 2011, reflecting revenues derived from shipments of SYSTEM 1E products as well as increases in other Healthcare infection prevention and surgical equipment products. Capital revenues within the Life Sciences segment increased $4.8 million or 6.3% to $81.3 million.
During fiscal 2012, recurring revenues increased $6.3 million or 0.8% as compared to fiscal 2011. The recurring revenues increase was generated by a 3.3% increase in service revenues, which was partially offset by a 2.8% decrease in consumable revenues during fiscal 2012 as compared to fiscal 2011. The increase in service revenues of $15.1 million in fiscal 2012 compared to fiscal 2011, was driven primarily by the Isomedix business segment but also reflects growth in both the Healthcare and Life Science business segments. Consumable revenues decreased $8.7 million or 2.8% during fiscal 2012 from fiscal 2011 as Healthcare consumable revenues decreased by 6.1% driven mainly by the continued decline in SYSTEM 1 sterilant volumes, and Life Science consumable revenues increased by 9.4%.
United States revenues for fiscal 2012 were $1,057.5 million, an increase of $175.2 million, or 19.9%, as compared to fiscal 2011. Adjusted United States revenues for fiscal 2012 were $1,042.2 million, an increase of $57.6 million or 5.8% as compared to adjusted fiscal 2011 revenues (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Increases include revenues derived from SYSTEM 1E products as well as increases in other Healthcare infection prevention and surgical equipment products and Life Sciences capital equipment revenues. United States consumable and service revenues were negatively impacted by the SYSTEM 1 transition with a decrease in consumable revenues of 6.7%, primarily driven by the decline in SYSTEM 1 sterilant volumes offset by an increase in service revenues of 2.5%.
International revenues for fiscal 2012 were $349.4 million, an increase of $24.2 million, or 7.4%, as compared to fiscal 2011. The increase in year-over-year international revenues was driven by increases in capital, consumable and service revenues of 6.5%, 9.8%, 7.5%, respectively. The most significant gains were in the Healthcare business segment. The Healthcare international revenue increase includes the benefit of a fiscal 2012 acquisition in Brazil but also reflects increases in all our international regions including Canada, Europe, Asia Pacific and Latin America.
Gross Profit.  The following table compares our gross profit for the year ended March 31, 2012 to the year ended March 31,

2011:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Gross Profit:
Product	$376,134	$249,374	$126,760	50.8%
Service	192,331	196,788	(4,457)	(2.3)%
Total Gross Profit	$568,465	$446,162	$122,303	27.4%
Gross Profit Percentage:
Product	40.5%	33.5%
Service	40.2%	42.4%
Total Gross Profit Percentage	40.4%	37.0%

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit increased $122.3 million and gross profit percentage increased to 40.4% for fiscal 2012 as compared to 37.0% for fiscal 2011. The most significant driver of this increase results from the change brought about by SYSTEM 1 Rebate Program which had a $110.0 million negative impact in fiscal 2011 and a $17.4 million positive impact in fiscal 2012. Excluding the impact of the SYSTEM 1 Rebate Program, fiscal 2012 gross profit and gross profit percentage were $551.1 million and 39.6% respectively, while fiscal 2011 gross profit and gross profit percentage were $556.2 million and 42.5%, respectively (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Changes in volume are the secondary driver resulting in a net reduction of approximately 130 basis points in the gross profit percentage as the decline in SYSTEM 1 sterilant volume more than offset the benefits of SYSTEM 1E units and higher volumes in the Isomedix segment and the continued growth in Life Sciences consumables volume. The gross profit percentage was also negatively impacted by approximately 60 basis points as a result of increased labor costs and by approximately 50 basis points by increases in inventory reserves, including the reserves associated with certain SYSTEM 1E components made obsolete by the recent special 510(k) clearance which contained a modification of the UV light intensity threshold.
Operating Expenses.  The following table compares our operating expenses for the year ended March 31, 2012 to the year ended March 31, 2011:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating Expenses:
Selling, general, and administrative	$309,552	$325,468	$(15,916)	(4.9)%
Research and development	35,953	34,280	1,673	4.9%
Restructuring expenses	644	1,202	(558)	(46.4)%
Total Operating Expenses	$346,149	$360,950	$(14,801)	(4.1)%

Compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses are significant components of selling, general, and administrative expenses (“SG&A”). SG&A decreased $15.9 million in fiscal 2012 as compared to fiscal 2011. Fiscal 2011 SG&A was negatively impacted by the estimated $19.8 million expense associated with the proposed SYSTEM 1 class action settlement. Excluding the SYSTEM 1 class action settlement, SG&A increased 1.3% during fiscal 2012 primarily attributable to higher spending with regard to product uptime reliability and sales related costs offset by decreases in professional fees and insurance as well as the lower cost of our annual incentive compensation plan since bonuses will not be paid as performance targets for fiscal 2012 were not met.
Research and development expenses increased $1.7 million for fiscal 2012 as compared to fiscal 2011. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continually emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2012, our investments in research and development focused on, but were not limited to, enhancing capabilities of new chemistries and delivery systems for disinfection and sterilization, sterile processing combination technologies, surgical equipment and accessories, and the area of emerging infectious agents such as Prions and Nanobacteria.
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
In fiscal 2012, in connection with the Fiscal 2010 Restructuring Plan, we recorded pre-tax expense totaling totaling $0.8 million related to these actions. In fiscal 2011, we recorded pre-tax expenses totaling $1.6 million related to these actions, of which $1.4 million was recorded as restructuring expenses and $0.2 million was recorded in cost of revenues. Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred $8.7 million of pre-tax expenses. These actions are intended to enhance profitability and increase operating efficiencies. Production has ceased in our Switzerland manufacturing facility. Included in restructuring expenses are an impairment loss with regard to this facility based on a sale agreement and a pension curtailment benefit as a result of the reduction in workforce.
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
Further information regarding our restructuring actions is included in note 2 to our consolidated financial statements titled, “Restructuring.”
The following tables summarize our total restructuring charges for fiscal 2012, and 2011:

	Year Ended March 31, 2012
(dollars in thousands)	Fiscal 2010 Restructuring Plan	Fiscal 2008 Restructuring Plan	Total
Severance and other compensation related costs	$(776)	$—	$(776)
Product rationalization	335	—	335
Asset impairment and accelerated depreciation	1,103	—	1,103
Lease termination obligation and other	143	(152)	(9)
Total restructuring charges	$805	$(152)	$653

	Year Ended March 31, 2011
(dollars in thousands)	Fiscal 2010 Restructuring Plan(1)	Fiscal 2008 Restructuring Plan	Total
Severance and other compensation related costs	$454	$—	$454
Asset impairment and accelerated depreciation	559	(289)	270
Lease termination costs	595	—	595
Other	33	—	33
Total Restructuring Charges	$1,641	$(289)	$1,352

(1)	Includes $0.2 million in charges recorded in cost of revenues on the Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance

Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize the liabilities related to our restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2012
	March 31, 2011	Provision	Payments/ Impairments	March 31, 2012
Severance and other compensation related costs	$1,993	$(776)	$(558)	$659
Product rationalization	—	335	(335)	—
Asset impairments	—	1,103	(1,103)	—
Lease termination obligations	1,790	139	(982)	947
Other	193	4	(121)	76
Total	$3,976	$805	$(3,099)	$1,682

	Fiscal 2010 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	March 31, 2011
Severance and other compensation related costs	$1,894	$454	$(355)	$1,993
Asset impairments	—	559	(559)	—
Lease termination obligations	1,200	595	(5)	1,790
Other	509	33	(349)	193
Total	$3,603	$1,641	$(1,268)	$3,976

	Fiscal 2008 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	March 31, 2011
Severance and other compensation related costs	$102	$—	$(102)	$—
Asset impairments	289	(289)	—	—
Lease termination obligations	411	—	(254)	157
Total	$802	$(289)	$(356)	$157

Non-Operating Expenses, Net.  Non-operating expense (income), net consists primarily of interest expense on debt, offset by interest earned on cash, cash equivalents, and short-term investment balances, and other miscellaneous income. The following table compares our non-operating expense (income), net for the year ended March 31, 2012 to the year ended March 31, 2011:

	Years Ended March 31,
(dollars in thousands)	2012	2011	Change
Non-Operating Expenses:
Interest expense	$12,065	$12,000	$65
Interest and miscellaneous income	(857)	(607)	(250)
Non-Operating Expenses, Net	$11,208	$11,393	$(185)
Additional information regarding our outstanding debt is included in note 7 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”
Income Tax Expense.  The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2012 and 2011:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Income tax expense	$74,993	$22,554	$52,439	232.5%
Effective income tax rate	35.5%	30.6%

The effective income tax rate for fiscal 2012 was 35.5% as compared to 30.6% for fiscal 2011. The effective tax rate in fiscal 2012 was impacted by the increase in United States income as a result of the impact of the SYSTEM 1 Rebate Program. The adjusted effective income tax rate for fiscal 2012, excluding the impact of this item was 35.2% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The effective tax rate in fiscal 2011 was impacted by the reduction in United States income as a result of the impact of the SYSTEM 1 Rebate Program and proposed SYSTEM 1 class action settlement. The adjusted effective income tax rate for fiscal 2011, excluding the impact of these two items was 35.7% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Additional information regarding our income tax expense is included in note 9 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations.  We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Note 12 to our consolidated financial statements titled, “Business Segment Information,” and Item 1, “Business”, provide detailed information regarding each business segment. The following table compares business segment revenues and Corporate and other for the year ended March 31, 2012 to the year ended March 31, 2011:

	Years Ended March 31,
(dollars in thousands)	2012	2011	Change	Percent Change
Revenues:
Healthcare	$1,013,102	$835,832	$177,270	21.2%
Life Sciences	226,658	215,437	11,221	5.2%
Isomedix	164,257	152,242	12,015	7.9%
Total Reportable Segments	1,404,017	1,203,511	200,506	16.7%
Corporate and other	2,793	3,937	(1,144)	(29.1)%
Total Revenues	$1,406,810	$1,207,448	$199,362	16.5%

Healthcare segment revenues increased $177.3 million or 21.2%, to $1,013.1 million for the year ended March 31, 2012, as compared to $835.8 million for the prior fiscal year. Adjusted Healthcare segment revenues, excluding the impact of the SYSTEM 1 Rebate Program, were $997.8 million for the year ended March 31, 2012 representing an increase of 6.4% over the prior year (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase in adjusted Healthcare revenues reflects growth in capital equipment revenues, including revenue associated with SYSTEM 1E products in the United Sates, as well as increases in other Healthcare infection prevention and surgical equipment products. Healthcare service revenues also increased with growth of 1.7%. These increases were partially offset by a decrease in Healthcare consumable revenues of 6.1% as a result of the SYSTEM 1 transition. At March 31, 2012, our Healthcare segment’s backlog amounted to $102.5 million, as compared to $138.6 million at March 31, 2011. We believe that the decline in backlog is more a matter of timing of orders than a reflection of current market trends. SYSTEM 1E related backlog was $11.7 million as of March 31, 2012, as compared to $21.3 million as of March 31, 2011.
Life Sciences segment revenues increased $11.2 million, or 5.2%, to $226.7 million for the year ended March 31, 2012, as compared to $215.4 million for the prior fiscal year. Our Life Sciences segment fiscal 2012 revenues were favorably impacted by strong demand for our capital and consumable products which grew at 6.3% and 9.4%, respectively. The demand for capital equipment reflects replacement product purchases by our pharmaceutical Customers. At March 31, 2012, our Life Sciences segment’s backlog amounted to $50.1 million as compared to $40.7 million at March 31, 2011.
Isomedix segment revenues increased $12.0 million, or 7.9%, during fiscal 2012, as compared to fiscal 2011. The growth in revenues during fiscal 2012 is attributable to increased demand from our core medical device Customers and market share gains made possible by capacity expansion investments.
The following table compares our business segments and Corporate and other operating results for the year ended March 31, 2012 to the year ended March 31, 2011:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating Income:
Healthcare	$141,742	$21,317	$120,425	564.9%
Life Sciences	41,633	33,069	8,564	25.9%
Isomedix	47,596	39,833	7,763	19.5%
Total Reportable Segments	230,971	94,219	136,752	145.1%
Corporate and other	(8,655)	(9,007)	352	(3.9)%
Total Operating Income	$222,316	$85,212	$137,104	160.9%
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
Our Healthcare segment’s operating income increased $120.4 million, or 564.9% to $141.7 million for the year ended March 31, 2012 from $21.3 million during the prior fiscal year. Adjusted fiscal 2012 Healthcare operating income, excluding the impact of the SYSTEM 1 Rebate Program and class action settlement, was $124.3 million as compared to adjusted $151.1 million during the prior fiscal period (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The segment was negatively impacted by the decline in SYSTEM 1 sterilant volumes as well as higher spending with regard to product uptime reliability and sales related costs. The Healthcare segment’s fiscal 2012 and fiscal 2011 operating margins include restructuring expenses of $0.6 million and $0.9 million, respectively.
Our Life Sciences segment’s operating income increased $8.6 million, or 25.9% to $41.6 million in fiscal 2012 from $33.1 million in fiscal 2011. Our Life Sciences segment’s operating margins were 18.4% and 15.3%, respectively, for the years ended March 31, 2012 and March 31, 2011. The improvement was primarily driven by product mix and operating efficiencies. In fiscal 2011, Life Sciences segment’s operating income includes $0.2 million in restructuring expenses.
Our Isomedix segment’s operating income increased $7.8 million, or 19.5% to $47.6 million for the year ended March 31, 2012 as compared to $39.8 million in fiscal 2011. Isomedix segment’s operating margins were 29.0% and 26.2%, respectively, for the years ended March 31, 2012 and March 31, 2011. The improvement was primarily driven by the increased volume. Restructuring expenses of $0.1 million are included in this segment’s fiscal 2011 operating income.
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

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit decreased $93.0 million and our gross profit percentage decreased to 37.0% for fiscal 2011 as compared to 42.9% for fiscal 2010. The most significant driver of this decrease is the $110.0 million negative impact of the SYSTEM 1 Rebate Program. Excluding the impact of the SYSTEM 1 Rebate Program, fiscal 2011 gross profit and gross profit percentage were $556.2 million and 42.5%, respectively (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Changes in volume are the secondary driver resulting in a net reduction of approximately 40 basis points in the gross profit percentage as the decline in SYSTEM 1 sterilant volume more than offset the benefits of higher volumes in the Isomedix segment and the continued growth in Life Sciences consumables volume.
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

Compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses are significant components of selling, general, and administrative expenses (“SG&A”). SG&A increased $28.9 million, in fiscal 2011 as compared to fiscal 2010. Fiscal 2011 SG&A was negatively impacted by the estimated $19.8 million expense associated with the SYSTEM 1 class action settlement. The remaining increase of 3.1% in SG&A during fiscal 2011 reflects higher sales related fees and commissions, increased legal, regulatory, and quality spending and higher insurance costs.
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
During the third quarter of fiscal 2009, we adopted a restructuring plan primarily focused on our international operations (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our former Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We also consolidated our operations in Japan. These actions directly impacted approximately 100 employees worldwide. In fiscal 2010, we settled certain obligations related to the Fiscal 2009 Restructuring Plan for less then anticipated resulting in a reversal of $1.9 million in restructuring expenses, primarily due to the settlement of vendor supply and warehouse lease contracts for less than anticipated. We do not expect to incur significant additional expenses related to this plan.
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
Income Tax Expense.  The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2011 and March 31, 2010:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2011	2010
Income tax expense	$22,554	$63,349	$(40,795)	(64.4)%
Effective income tax rate	30.6%	33.0%

The effective income tax rate for fiscal 2011 was 30.6% as compared to 33.0% for fiscal 2010. The effective tax rate in fiscal 2011 was impacted by the reduction in United States income as a result of the impact of the SYSTEM 1 Rebate Program and SYSTEM 1 class action settlement. The adjusted effective income tax rate for fiscal 2011, excluding the impact of these two items was 35.7% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures.) The lower effective income tax rate for fiscal 2010 resulted principally from a favorable change in valuation allowances. Additional information regarding our income tax expense is included in note 9 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations.  We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Note 12 to our consolidated financial statements titled “Business Segment Information,” and Item 1, “Business,” provide detailed information regarding each business segment. The following table compares business segment revenues and Corporate and other for the year ended March 31, 2011 to the year ended March 31, 2010:

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

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the years ended March 31, 2012, 2011 and 2010:

	Years Ended March 31,
(dollars in thousands)	2012	2011	2010
Operating Activities:
Net income	$136,115	$51,265	$128,467
Non-cash items	88,854	31,433	69,414
Accrued SYSTEM 1 Rebate Program and class action settlement	(58,618)	127,683	—
Changes in operating assets and liabilities	(16,979)	(92,637)	27,073
Net Cash Provided by Operating Activities	$149,372	$117,744	$224,954

Investing Activities:
Purchases of property, plant, equipment, and intangibles, net	$(66,682)	$(77,442)	$(44,087)
Proceeds from the sale of property, plant and equipment, and intangibles	42	1,301	3,105
Equity investments	—	(16,900)	(1,500)
Investments in business, net of cash acquired	$(34,635)	$(4,000)	$—
Net Cash Used in Investing Activities	$(101,275)	$(97,041)	$(42,482)

Financing Activities:
Repurchases of common shares	(56,751)	(29,965)	(310)
Cash dividends paid to common shareholders	(38,560)	(33,228)	(144,017)
Stock option and other equity transactions, net	5,723	12,730	14,047
Tax benefit from stock options exercised	1,514	2,525	2,467
Net Cash Used in Financing Activities	$(88,074)	$(47,938)	$(127,813)

Debt-to-capital ratio	20.4%	21.1%	21.8%
Free cash flow	$82,732	$41,603	$183,972

Net Cash Provided by Operating Activities.  The net cash provided by our operating activities was $149.4 million for the year ended March 31, 2012 compared to $117.7 million for the year ended March 31, 2011 and $225.0 million for the year ended March 31, 2010. The following discussion summarizes the significant changes in our operating cash flows:

•
Net cash provided by operating activities increased 26.9% in fiscal 2012 compared to fiscal 2011. The operating cash flow increase resulted primarily from higher net earnings adjusted for non-cash items (deprecation, depletion, and amortization, share-based compensation, deferred income taxes, the adjustment to the accrual for the SYSTEM 1 Rebate Program, and other non-cash items) and a lower use of cash to fund operating asset and liability changes. These increases in cash were partially offset by the use of cash to fund settlements of liabilities arising from the SYSTEM 1 Rebate Program and class action settlement.

•
Net cash provided by operating activities decreased 47.7% in fiscal 2011 compared to fiscal 2010. Higher net earnings adjusted for non-cash items (deprecation, depletion, and amortization, share-based compensation, deferred income taxes, the establishment of accruals for the SYSTEM 1 Rebate Program and class action settlement, and other non-cash items) in fiscal 2011 were more than offset by a higher use of cash to fund operating asset and liability changes. Increases in accounts receivable and inventory in fiscal 2011 of $54.5 million and $42.2 million, respectively, consumed operating cash flow. Accounts receivable balances change from period to period due to the timing of revenues and Customer payments. The increase in inventory levels in fiscal 2011 primarily resulted from the increase in inventories associated with the SYSTEM 1E product.

Net Cash Used in Investing Activities.  The net cash we used in investing activities totaled $101.3 million during fiscal 2012 compared to $97.0 million during fiscal 2011 and $42.5 million during fiscal 2010. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2012, 2011 and 2010:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $66.7 million during fiscal 2012, $77.4 million during fiscal 2011 and $44.1 million during fiscal 2010. Fiscal 2012 capital expenditures were lower than fiscal 2011 as consolidation projects in the United States and Europe were completed. Fiscal 2011 capital expenditures were higher than fiscal 2010 as a result of higher radioisotope purchases, the purchase of two previously leased Isomedix facilities totaling $8.4 million, and capital costs associated with the consolidation projects in the United States and Europe.

•
Proceeds from the sale of property, plant, equipment, and intangibles – Fiscal 2012 and fiscal 2011 proceeds relate to minor disposals. Fiscal 2010 proceeds received were $3.1 million, including $2.2 million we received from the sale of assets associated with the Hausted product line within the Healthcare segment.

•
Equity investments – During fiscal 2011, we invested $16.9 million in VTS Medical Systems Inc. designed to bring the latest high-definition video, touch-screen integration, and communication technology into hospital operating rooms. We invested $1.5 million in the same joint venture during fiscal 2010. We currently own just under 50% of this venture.

•
Investment in business, net of cash acquired – During fiscal 2012, we used $34.6 million of cash to acquire two businesses. We acquired the stock of a privately held company with operations located near Sao Paulo, Brazil which designs and manufactures small, medium, and large sterilizers used by public hospitals, clinics, dental offices and industrial companies (e.g., research laboratories and pharmaceutical research and production companies). We also acquired the stock of a privately held company with lab operations in Minneapolis, Minnesota which provides validation services to our Customers and is a natural extension of our Isomedix segment. During fiscal 2011, we used $4.0 million of cash to acquire a company which provides management technology solutions designed to improve a hospital's perioperative process.

Net Cash Used in Financing Activities.  The net cash we used in financing activities totaled $88.1 million in fiscal 2012, $47.9 million in fiscal 2011, and $127.8 million in fiscal in fiscal 2010. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2012, 2011 and 2010:

•
Proceeds from the issuance of long-term obligations – We issued no new debt during fiscal years 2012, 2011 and 2010. We provide additional information about our debt structure in note 7 to our consolidated financial statements titled, “Debt,” and in this section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

•	Payments on long-term obligations and capital leases – We made no payments on long-term obligations or capital leases in fiscal years 2012, 2011, and 2010.

•
(Payments) proceeds under credit facility, net – We made no payments or borrowed from our revolving credit facility during fiscal years 2012 and 2011. During fiscal 2010, we borrowed and repaid $100.0 million of debt under our revolving credit facility.

•
Repurchases of common shares – During fiscal 2012, we paid for the repurchase of 1,851,510 common shares at an average purchase price of $30.21 and obtained common shares in connection with our stock-based compensation award programs in the amount of $0.8 million. During fiscal 2011, we paid for the repurchase of 925,848 common shares at an average purchase price of $31.82 and obtained common shares in connection with our stock-based compensation award programs in the amount of $0.5 million. During fiscal 2010, we obtained common shares in connection with our stock-

based compensation award programs in the amount of $0.3 million. We did not repurchase any shares during fiscal 2010 under the authorization provided by our Board of Directors. We provide additional information about our common share repurchases in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

•
Cash dividends paid to common shareholders – During fiscal 2012, we paid cash dividends totaling $38.6 million or $0.66 per outstanding common share. During fiscal 2011, we paid cash dividends totaling $33.2 million, or $0.56 per outstanding common share. During fiscal year 2010, we paid cash dividends of $144.0 million, or $2.44 per outstanding common share, including a special dividend of $2.00 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During fiscal 2012, fiscal 2011 and fiscal 2010, we received cash proceeds totaling $5.7 million $12.7 million, and $14.0 million, respectively, under these programs.

•
Tax benefit from stock options exercised – For the years ended March 31, 2012, 2011 and 2010, our income taxes were reduced by $1.5 million, $2.5 million, and $2.5 million, respectively, as a result of deductions allowed for stock options exercised.

Cash Flow Measures.  Free cash flow was $82.7 million and $41.6 million in fiscal 2012 and 2011, respectively (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our free cash flow increased in fiscal 2012 as cash used to fund changes in operating assets and liabilities decreased compared to fiscal 2011. Lower capital expenditures in fiscal 2012 as compared to fiscal 2011 also contributed to the increase in free cash flow during fiscal 2012. Our debt-to-capital ratio was 20.4% at March 31, 2012 and 21.1% at March 31, 2011.
Cash Requirements.  Currently, we intend to use our existing cash and cash equivalent balances, cash generated by operations, and our credit facility for short and long-term capital expenditures and our other liquidity needs. We believe that these amounts will be sufficient to meet working capital needs, capital requirements, and commitments for at least the next twelve months. However, our capital requirements will depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, and changes in our operating expenses. If our existing sources of cash are not sufficient to continue our future activities, we may need to raise additional funds through additional borrowing or selling equity securities. We cannot assure you that we will be able to obtain additional funds on terms favorable to us, or at all.
At March 31, 2012, approximately 71% of our consolidated cash and cash equivalents were held in locations outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. We do not intend to repatriate any significant amounts of cash in the foreseeable future.
Sources of Credit.  Our sources of credit as of March 31, 2012 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2012 Amounts Outstanding	March 31, 2012 Amounts Available
Sources of Credit
Private placement	$210,000	$—	$210,000	$—
Credit facility(1)	400,000	—	—	400,000
Total Sources of Credit	$610,000	$—	$210,000	$400,000

(1)	Our revolving credit facility contains a sub-limit that reduces the maximum amount available to us for borrowings by letters of credit outstanding.

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

•
On September 13, 2007, we signed the Second Amended and Restated Credit Agreement (the “Former Credit Agreement”) with KeyBank National Association, as administrative agent for the lending institutions that are parties to the Former Credit Agreement (the “Former Agent”), and the lenders party to the Former Credit Agreement. This Former Credit Agreement amended, restated, and replaced our Amended and Restated Credit Agreement dated March 29, 2004, as amended, which was to mature in June 2010. The Former Credit Agreement was to mature on September 13, 2012 and provided $400.0 million of credit, which could be increased by up to an additional $100.0 million in specified circumstances, for borrowings and letters of credit. The Former Credit Agreement provided a multi-currency borrowing option and could be used for general corporate purposes. At our option, loans could be borrowed on a floating or fixed rate basis. Floating rate loans bore interest at the greater of (1) the Prime Rate established by the Former Agent, or (2) the Federal Funds effective rate plus 0.50%, plus in each case a margin based on our leverage ratio. Fixed rate loans bore interest at the Eurodollar Rate or other defined currency rate, plus, in each case, a margin based on our leverage ratio. Interest was payable quarterly or at the end of the interest period, if shorter. The Former Credit Agreement also required the payment of a facility fee on the total facility commitment amount, which was determined based on our leverage ratio. We could prepay floating rate loans without paying a penalty, but we could be required to pay a penalty for prepaying fixed rate loans. The Former Credit Agreement also allowed us to make short-term swing loan borrowings not to exceed $35.0 million, with an interest rate equal to the Former Agent’s cost of funds plus a margin based on our leverage ratio. The Former Credit Agreement required us to maintain compliance with certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. Our obligations under the Former Credit Agreement were unsecured but guaranteed by our material domestic subsidiaries.

•
On April 13, 2012 we signed a Third Amended and Restated Credit Agreement (the "Credit Agreement") with KeyBank National Association, as administrative agent (“Agent”) for the lenders from time to time party thereto ("Lenders") and such Lenders. The Credit Agreement amended, restated and replaced the Former Credit Agreement. The Credit Agreement provides a $300.0 million credit facility (which may be increased by up to an additional $100.0 million in specified circumstances, and subject to certain Lender consent requirements) for borrowings and letters of credit, and will mature April 13, 2017. The aggregate unpaid principal amount of all borrowings, to the extent not previously repaid, is repayable on that date. Borrowings also are repayable at such other earlier times as may be required under or permitted by the terms of the Credit Agreement. Borrowings bear interest at floating rates based upon the Base Rate (as defined) or fixed rates based upon the Eurodollar Rate or Alternate Currency Rate (as defined), plus the Applicable Margin (as defined) in effect from time to time under the Credit Agreement based upon the Company's Leverage Ratio (as defined). Interest on floating rate loans is payable quarterly in arrears and interest on fixed rate loans is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. The Credit Agreement also requires the payment of a facility fee on the total facility commitment amount, which fee is determined based on the Company's Leverage Ratio. There is no premium or penalty for prepayment of floating rate loans but prepayments of fixed rate loans may be subject to a prepayment fee. The Credit Agreement also permits the Company to make short term "Swing Loan" borrowings from the Agent in an aggregate amount not to exceed $35.0 million outstanding at any time. Swing Loans bear interest at the Agent's cost of funds plus the applicable margin in effect from time to time. The Credit Agreement requires the Company to maintain compliance with certain financial covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio. The Company's obligations under the Credit Agreement are unsecured but guaranteed by its material domestic subsidiaries.

At March 31, 2012, we had $400.0 million of funding available from our $400.0 million Former Credit Agreement. The Former Credit Agreement included a sub-limit that reduced the maximum amount available to us by letters of credit outstanding. At March 31, 2012, there were no letters of credit outstanding.
At March 31, 2012, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in note 7 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things,

investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60) and information technology enhancements. During fiscal 2012, our capital expenditures amounted to $66.7 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. We expect fiscal 2013 capital expenditures to increase over fiscal 2012 levels due to increased investments in the Healthcare and Life Science businesses intended to improve efficiency and lower operating costs; and expansion projects in the Isomedix business.

CONTRACTUAL AND COMMERCIAL COMMITMENTS
At March 31, 2012, we had commitments under non-cancelable operating leases totaling $48.2 million.
Our contractual obligations and commercial commitments as of March 31, 2012 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(in thousands)	2013	2014	2015	2016	2017 and thereafter	Total
Contractual Obligations:
Debt	$—	$70,000	$—	$20,000	$120,000	$210,000
Operating leases	15,044	12,172	9,840	6,354	4,778	48,188
Purchase obligations	14,677	12,763				27,440
Contributions to defined benefit pension plans	2,595	—	—	—	—	2,595
Benefit payments under defined benefit plans	4,345	4,347	4,148	4,132	23,519	40,491
Trust assets available for benefit payments under defined benefit plans	(4,345)	(4,347)	(4,148)	(4,132)	(23,519)	(40,491)
Benefit payments under other post-retirement welfare benefit plans	3,040	2,850	2,623	2,411	9,146	20,070
Unrecognized tax benefits	—	—	—	—	—	1,527
Other obligations	433	162	165	167	—	927
Total Contractual Obligations	$35,789	$97,947	$12,628	$28,932	$133,924	$310,747

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
The table above includes total unrecognized tax benefits of $1.5 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with these tax positions, we are unable to estimate when cash settlements may occur.

	Amount of Commitment Expiring March 31,
(in thousands)	2013	2014	2015	2016	2017 & Beyond	Totals
Commercial Commitments:
Performance and surety bonds	$24,078	$6,050	$139	$11	$1,725	$32,003
Letters of credit as security for self-insured risk retention policies	6,261	—	—	—	—	6,261
Total Commercial Commitments	$30,339	$6,050	$139	$11	$1,725	$38,264

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND ASSUMPTIONS

The following subsections describe our most critical accounting policies, estimates, and assumptions. Our accounting policies are more fully described in note 1 to our consolidated financial statements titled, “Nature of Operations and Summary of Significant Accounting Policies.”
Estimates and Assumptions.  Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements that were prepared in accordance with United States generally accepted accounting principles. We make certain estimates and assumptions that we believe to be reasonable when preparing these financial statements. These estimates and assumptions involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could be materially different from these estimates. We periodically review these critical accounting policies, estimates, assumptions, and the related disclosures with the Audit Committee of the Company’s Board of Directors.
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
Inventories and Reserves.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 37.7% and 37.3% of total inventories at March 31, 2012 and 2011, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $18.2 million and $17.6 million higher than those reported at March 31, 2012 and 2011, respectively.
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
Asset Impairment Losses.  Property, plant, equipment, and identifiable intangible assets are reviewed for impairment when events and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated fair value. We conduct this review on an ongoing basis and, if impairment exists, we record the loss in the Consolidated Statements of Income during that period.
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
Purchase Accounting and Goodwill.  Assets and liabilities of the business acquired are accounted for at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. We use valuation specialists with expertise in performing appraisals to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We generally amortize our intangible assets over their useful lives. We do not amortize goodwill, but we evaluate it annually for impairment. Therefore, the allocation of acquisition costs to intangible assets and goodwill has a significant impact on future operating results.
We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. We have early-adopted the provisions of accounting standards update titled "Intangibles - Goodwill and Other: Testing Goodwill for Impairment," which permits us to consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. We may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances we test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We calculate the fair value of our reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
We performed our annual goodwill impairment evaluation as of October 31, 2011. As a result of this evaluation, we determined that there was no impairment of the recorded goodwill amounts.
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
SYSTEM 1 Rebate Program. The Accrued SYSTEM 1 Rebate Program (the “Rebate Program”), initially recognized during the first quarter of fiscal 2011, is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. The rebate portion of the Rebate Program is recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated costs to facilitate the disposal of the returned SYSTEM 1 processors is recognized as cost of revenues. Both components are recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program included: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that would elect to participate in the Rebate Program, the proportion of Customers that would choose each rebate option, and the estimated per unit costs of disposal.
The number and age of SYSTEM 1 processors was estimated based on our historical sales and service records and we initially assumed that 100% of eligible Customers would elect to participate in the Rebate Program. As of March 31, 2012, based upon actual experience to date, we estimate that approximately 83% of eligible Customers will ultimately elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. Order and quote data for fiscal 2011 and fiscal 2012 provide indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal are estimated based on the service hours involved and existing freight and disposal contracts.
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. Our accrual for self-insured risk retention as of March 31, 2012 and 2011 was $10.8 million and $13.0 million, respectively.
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
Warranty Reserves.  We generally offer a limited one-year parts and labor warranty on our capital equipment. The specific terms and conditions of warranties may vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties in the period revenues are recognized. We estimate warranty expenses based primarily on historical warranty claim experience. While we have extensive quality programs and processes and actively monitor and evaluate the quality of suppliers, actual warranty experience could be different from our estimates. If actual product failure rates, material usage, or service costs are different from our estimates, we may have to record an adjustment to the estimated warranty liability. As of March 31, 2012 and 2011, we had accrued $11.2 million and $7.5 million, respectively, for warranty exposures.
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

We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. In the second quarter of fiscal 2012, we reached a settlement with the IRS on all material tax matters for fiscal 2008 through fiscal 2009. In the third quarter of fiscal 2012, the IRS began its audit of fiscal 2010 through fiscal 2011. In addition, we are participating in the Compliance Assurance Process (CAP) with the IRS for the fiscal 2012 and 2013 tax years. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.
Additional information regarding our commitments and contingencies is included in note 11 to our consolidated financial statements titled, “Commitments and Contingencies.”
Benefit Plans.  We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. As of March 31, 2012, we sponsored defined benefit pension plans for eligible participants in the United States and Switzerland. In addition, as of March 31, 2012, we sponsored an unfunded post-retirement welfare benefits plan for two groups of United States retirees, including the same retirees who receive pension benefits under the United States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
Employee pension and post-retirement welfare benefits plans are a significant cost of conducting business and represent obligations that will be settled far in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2012 projected benefit obligations and the fiscal 2012 net periodic benefit costs is as follows:

	Defined Benefit Pension Plans
	U.S. Qualified	International	Other Post- Retirement Plan
Funding Status	Funded	Funded	Unfunded
Assumptions used to determine March 31, 2012
benefit obligations:
Discount rate	4.25%	2.25%	3.75%
Expected return on plan assets	8.00%	3.25%	NA
Assumptions used to determine fiscal 2012
net periodic benefit costs:
Discount rate	5.25%	2.75%	4.50%
Expected return on plan assets	8.00%	3.25%	NA
NA – Not applicable.
We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs and projected benefit obligations both increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2012 benefit costs by $0.2 million. The projected benefit obligations at March 31, 2012 would remain approximately the same.
We develop our discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement plan by 50 basis points would have increased the fiscal 2012 net periodic benefit costs by approximately $0.1 million and would have increased the projected benefit obligations by approximately $3.4 million at March 31, 2012.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2012:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$7	$(6)
Effect on postretirement benefit obligation	167	(159)

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
We concluded that the prescription drug benefit provided in our post-retirement welfare benefits plan is considered to be actuarially equivalent to the benefit provided under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Act”) and thus qualifies for the subsidy under the Act. The expected future subsidies reduced our accumulated post-retirement benefit obligation and our net periodic benefit cost as of and for the fiscal year ended March 31, 2012 by approximately $3.1 million and $0.3 million, respectively. We collected subsidies totaling approximately $0.4 million and $0.8 million during fiscal 2012 and fiscal 2011, respectively, which reduced our net post-retirement medical payments.
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
Share-based compensation expense was $7.9 million in fiscal 2012, $10.2 million in fiscal 2011 and $7.4 million in fiscal 2010. Note 15 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our various share-based compensation plans.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “comfortable,” “trend” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described in this Form 10-K and other securities filings. Many of these important factors are outside of our control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, rebate program, transition, cost reductions, business strategies, earnings or revenue trends, expense reduction, or future financial results. References to products, the consent decree, the transition, rebate program or the class action settlement are summaries only and do not alter or modify the specific terms of the decree, settlement, program or product clearance or literature. Unless legally required, we do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or our rebate program, transition plan or other business initiatives will take longer, cost more, or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including, without limitation, those relating to FDA warning letters, government investigations, the December 3, 2009 or February 22, 2010 FDA notices, the April 20, 2010 consent decree and related transition plan and rebate program, the SYSTEM 1E device, the outcome of any pending FDA requests, inspections, and submissions or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services, or otherwise affect our performance, results, prospects, or value, (d) the potential of international unrest, economic downturn or effects of fluctuations in currencies, tax assessments or anticipated rates, raw material costs, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for our products and services, (f) the possibility that anticipated growth, cost savings, rebate assumptions, product acceptance, or approvals including without limitation SYSTEM 1E and accessories thereto and S-40 sterilant, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, rebate program, and the transition from the SYSTEM 1 processing system or those matters described in this Form 10-K and other securities filings, may adversely impact our performance, results, prospects or value, (g) the effect of increases in raw material costs, (h) the effect of contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (i) those risks described in this Annual Report on Form 10-K and in other securities filings for the year ended March 31, 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.

INTEREST RATE RISK
As of March 31, 2012, we had $210.0 million in fixed rate senior notes outstanding. We had no outstanding borrowings under our revolving credit facility. If we utilize the revolving credit facility, we would be exposed to changes in interest rates in the case of floating rate revolving credit facility borrowings. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to note 7 to our Consolidated Financial Statements titled, “Debt.”

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
We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2012, we held foreign currency forward contracts to buy 106.3 million Mexican pesos and 7.3 million Canadian dollars.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
Management has used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) to evaluate the effectiveness of internal control over financial reporting as of March 31, 2012.
Based on this evaluation under the COSO criteria, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012. There were no material weaknesses in internal control over financial reporting identified by management.
The Audit Committee of the Board of Directors of the Company is composed of directors who are not officers of the Company. It meets regularly with members of management, internal auditors, and the representatives of the independent registered public accounting firm to discuss the adequacy of the Company’s internal control over financial reporting, financial statements, and the nature, extent, and results of the audit effort. Management reviews with the Audit Committee all of the Company’s significant accounting policies and assumptions affecting the results of operations. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee without the presence of management.

/s/ WALTER M ROSEBROUGH, JR.
Walter M Rosebrough, Jr. President and Chief Executive Officer

/s/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer
May 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
STERIS Corporation
We have audited STERIS Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). STERIS Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on STERIS Corporation and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, STERIS Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012, of STERIS Corporation and subsidiaries and our report dated May 29, 2012 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
May 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
STERIS Corporation
We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STERIS Corporation and subsidiaries internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
May 29, 2012

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2012	2011
Assets
Current assets:
Cash and cash equivalents	$150,821	$193,016
Accounts receivable (net of allowances of $11,428 and $9,085, respectively)	280,324	272,248
Inventories, net	157,712	167,344
Deferred income taxes, net	43,211	56,715
Prepaid expenses and other current assets	19,815	16,483
Total current assets	651,883	705,806
Property, plant, and equipment, net	386,409	370,402
Goodwill and intangibles, net	337,784	318,810
Other assets	29,620	31,667
Total assets	$1,405,696	$1,426,685
Liabilities and Equity
Current liabilities:
Accounts payable	$83,188	$90,981
Accrued payroll and other related liabilities	29,899	52,251
Accrued SYSTEM 1 Rebate Program and class action settlement	69,065	127,683
Accrued expenses and other	96,243	73,831
Total current liabilities	278,395	344,746
Long-term indebtedness	210,000	210,000
Deferred income taxes, net	42,703	26,662
Other liabilities	51,934	56,612
Total liabilities	$583,032	$638,020
Commitments and contingencies (see note 11)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 57,733 and 59,122 shares outstanding, respectively	244,091	241,343
Common shares held in treasury, 12,307 and 10,918 shares, respectively	(350,718)	(305,808)
Retained earnings	914,401	816,846
Accumulated other comprehensive income	13,627	35,188
Total shareholders’ equity	821,401	787,569
Noncontrolling interest	1,263	1,096
Total equity	822,664	788,665
Total liabilities and equity	$1,405,696	$1,426,685
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2012	2011	2010
Revenues:
Product	$928,129	$743,838	$799,002
Service	478,681	463,610	458,731
Total revenues	1,406,810	1,207,448	1,257,733
Cost of revenues:
Product	551,995	494,463	454,988
Service	286,350	266,823	263,564
Total cost of revenues	838,345	761,286	718,552
Gross profit	568,465	446,162	539,181
Operating expenses:
Selling, general, and administrative	309,552	325,468	296,613
Research and development	35,953	34,280	34,008
Restructuring expenses	644	1,202	4,848
Total operating expenses	346,149	360,950	335,469
Income from operations	222,316	85,212	203,712
Non-operating expenses, net:
Interest expense	12,065	12,000	13,171
Interest income and miscellaneous expense	(857)	(607)	(1,275)
Total non-operating expenses, net	11,208	11,393	11,896
Income before income tax expense	211,108	73,819	191,816
Income tax expense	74,993	22,554	63,349
Net income	$136,115	$51,265	$128,467
Net income per common share
Basic	$2.33	$0.86	$2.18
Diluted	$2.31	$0.85	$2.16
Cash dividends declared per common share outstanding	$0.66	$0.56	$2.44

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2012	2011	2010
Operating activities:
Net income	$136,115	$51,265	$128,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	62,906	54,389	56,218
Deferred income taxes	22,093	(43,071)	2,178
Share-based compensation expense	7,858	10,186	7,370
Loss on the disposal of property, plant, equipment, and intangibles, net	664	1,800	2,085
Other items	(4,667)	8,129	1,563
Changes in operating assets and liabilities
Accounts receivable, net	(6,517)	(54,517)	27,764
Inventories, net	11,833	(42,233)	15,271
Other current assets	385	2,227	5,351
Accounts payable	(9,120)	23,714	(4,522)
Accrued SYSTEM 1 Rebate Program and class action settlement	(58,618)	127,683	—
Accruals and other, net	(13,560)	(21,828)	(16,791)
Net cash provided by operating activities	149,372	117,744	224,954
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(66,682)	(77,442)	(44,087)
Proceeds from the sale of property, plant, equipment, and intangibles	42	1,301	3,105
Equity investments	—	(16,900)	(1,500)
Investments in businesses, net of cash acquired	(34,635)	(4,000)	—
Net cash used in investing activities	(101,275)	(97,041)	(42,482)
Financing activities:
Repurchases of common shares	(56,751)	(29,965)	(310)
Cash dividends paid to common shareholders	(38,560)	(33,228)	(144,017)
Stock option transactions, net	5,723	12,730	14,047
Tax benefit from stock options exercised	1,514	2,525	2,467
Net cash used in financing activities	(88,074)	(47,938)	(127,813)
Effect of exchange rate changes on cash and cash equivalents	(2,218)	5,280	6,132
Decrease in cash and cash equivalents	(42,195)	(21,955)	60,791
Cash and cash equivalents at beginning of period	193,016	214,971	154,180
Cash and cash equivalents at end of period	$150,821	$193,016	$214,971

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares		Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at March 31, 2009	58,452	$232,282	11,588	$(313,105)	$814,359	$(15,800)	$429	$718,165
Comprehensive income:
Net income	—	—	—	—	128,467	—	—	128,467
Pension and postretirement liability adjustment, (net of income tax of $790)						554		554
Unrealized gain on investments	—	—	—	—	—	423	—	423
Foreign currency translation adjustment	—	—	—	—	—	27,814	—	27,814
Total comprehensive income	—	—	—	—	—	—	—	157,258
Repurchases of common shares	(24)	—	24	(310)	—	—	—	(310)
Equity compensation programs	799	2,416	(799)	18,164	—	—	—	20,580
Tax benefit of stock options exercised	—	2,467	—	—	—	—	—	2,467
Cash dividends – $2.44 per common share	—	—	—	—	(144,017)	—	—	(144,017)
Change in noncontrolling interest	—	—	—	—	—	—	351	351
Balance at March 31, 2010	59,227	237,165	10,813	(295,251)	798,809	12,991	780	754,494
Comprehensive income:
Net income	—	—	—	—	51,265	—	—	51,265
Pension and postretirement liability adjustment, (net of income tax of $1,473)	—	—	—	—	—	(1,024)	—	(1,024)
Unrealized gain on investments	—	—	—	—	—	192	—	192
Foreign currency translation adjustment	—	—	—	—	—	23,029	—	23,029
Total comprehensive income	—	—	—	—	—	—	—	73,462
Repurchases of common shares	(952)	—	952	(29,965)	—	—	—	(29,965)
Equity compensation programs	847	1,653	(847)	19,408	—	—	—	21,061
Tax benefit of stock options exercised	—	2,525	—	—	—	—	—	2,525
Cash dividends – $0.56 per common share	—	—	—	—	(33,228)	—	—	(33,228)
Change in noncontrolling interest	—	—	—	—	—	—	316	316
Balance at March 31, 2011	59,122	241,343	10,918	(305,808)	816,846	35,188	1,096	788,665
Comprehensive income:
Net income	—	—	—	—	136,115	—	—	136,115
Pension and postretirement liability adjustment, (net of income tax of $4,102)	—	—	—	—	—	(7,279)	—	(7,279)
Unrealized gain on investments	—	—	—	—	—	70	—	70
Foreign currency translation adjustment	—	—	—	—	—	(14,352)	—	(14,352)
Total comprehensive income	—	—	—	—	—	—	—	114,554
Repurchases of common shares	(1,887)	—	1,887	(56,751)	—	—	—	(56,751)
Equity compensation programs	498	1,234	(498)	11,841	—	—	—	13,075
Tax benefit of stock options exercised	—	1,514	—	—	—	—	—	1,514
Cash dividends – $0.66 per common share	—	—	—	—	(38,560)	—	—	(38,560)
Change in noncontrolling interest	—	—	—	—	—	—	167	167
Balance at March 31, 2012	57,733	$244,091	12,307	$(350,718)	$914,401	$13,627	$1,263	$822,664
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
Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2012	2011	2010
Cash paid during the year for:
Interest	$12,496	$12,496	$13,360
Income taxes	52,213	64,372	61,988
Cash received during the year for income tax refunds	408	3,067	4,864

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
Accounts Receivable.  Accounts receivable are presented at their face amount, less allowances for sales returns and uncollectible accounts. Accounts receivable consist of amounts billed and currently due from Customers and amounts earned but unbilled. We generally obtain and perfect security interest in products sold in the United States when we have a concern

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

with the Customer's risk profile.
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
Inventories, net.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 37.7% and 37.3% of total inventories at March 31, 2012 and 2011, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $18,158 and $17,551 higher than those reported at March 31, 2012 and 2011, respectively.
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
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $705 and $574 for the years ended March 31, 2012 and 2011, respectively.

Total interest expense for the years ended March 31, 2012, 2011, and 2010 was $12,065, $12,000, and $13,171, respectively.
Identifiable Intangible Assets.  Our identifiable intangible assets include product technology rights, trademarks, licenses, and Customer relationships. We record these assets at cost, or when acquired as part of a business acquisition, at estimated fair value. We generally amortize identifiable intangible assets over periods ranging from 5 to 20 years using the straight-line method.
Investments.  Investments in marketable securities are stated at fair value. Unrealized gains and losses on marketable securities

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

classified as available-for-sale are recorded in Accumulated Other Comprehensive Income (Loss).
Asset Impairment Losses.  Property, plant, equipment, and identifiable intangible assets are reviewed for impairment when indicators of impairment exist and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated fair value. We conduct this review on an ongoing basis and, if an impairment exists, we record the loss in the Consolidated Statements of Income during that period.
Acquisitions of Business.  Assets acquired and liabilities assumed in a business combination are accounted for at fair value on the date of acquisition. Costs related to the acquisition are expensed as incurred.
Goodwill.  We perform our annual impairment test for goodwill in the third quarter of each year. We have early-adopted the provisions of accounting standards update titled "Intangibles - Goodwill and Other: Testing Goodwill for Impairment," which permits us to consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. We may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances we test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We calculate the fair value of our reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
SYSTEM 1 Rebate Program. The Accrued SYSTEM 1 Rebate Program (the “Rebate Program”), initially recognized during the first quarter of fiscal 2011, is based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. The rebate portion of the Rebate Program is recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated costs to facilitate the disposal of the returned SYSTEM 1 processors is recognized as cost of revenues. Both components are recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program included: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that would elect to participate in the Rebate Program, the proportion of Customers that would choose each rebate option, and the estimated per unit costs of disposal.
The number and age of SYSTEM 1 processors was estimated based on our historical sales and service records and we initially assumed that 100% of eligible Customers would elect to participate in the Rebate Program. As of March 31, 2012, based upon actual experience to date we estimated that approximately 83% of eligible Customers will ultimately elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. Order and quote data for fiscal 2011 and fiscal 2012 provide indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal are estimated based on the service hours involved and existing freight and disposal contracts.
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
We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefit plans in our consolidated balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date.
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
Forward and Swap Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within “Selling, general, and administrative expenses” or "Cost of revenues" in the accompanying Consolidated Statements of Income.
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
Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, General and Administrative Expense. We incurred $5,857, $6,013, and $6,468 of advertising costs during the years ended March 31, 2012, 2011, and 2010, respectively.
Research and Development.  We incur research and development costs associated with commercial products and expense these costs as incurred. If a Customer reimburses us for research and development costs, the costs are charged to the related contracts as costs of revenues.
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
Share-Based Compensation.  We describe share-based compensation in note 15 to our consolidated financial statements titled, “Share-Based Compensation.” We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We record liability awards at fair value each reporting period and the change in fair value is reflected as share-based compensation expense in our Consolidated Statements of Income. The expense is classified as cost of goods sold, selling, general and administrative expenses or research and development expenses in a manner consistent with the employee’s compensation and benefits. These costs are recognized in the Consolidated Statement of Income over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits realized from the exercise of stock options are reported as a financing cash inflow.
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

Recently Issued Accounting Standards Impacting the Company

In September 2011, the FASB issued an accounting standard update titled “Testing Goodwill for Impairment,” which allows an entity the option of performing a qualitative assessment to determine whether it is necessary to perform the current two-step annual impairment test. The guidance permits an entity to assess qualitative factors to determine if it is more-likely-than-not that the fair value of the reporting unit exceeds the carrying amount to determine if the two-step impairment test is required. The guidance does not change how goodwill is calculated or the requirement to test goodwill annually for impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The early adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

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

In April 2011, the FASB issued new guidance titled "Fair Value Measurement," intended to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency regarding valuation inputs and investment categorization. This new guidance is effective for annual and interim periods beginning after December 15, 2011 and was adopted and applied during the fourth quarter of fiscal 2012. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

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
Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $8,741 related to these actions, of which $7,635 was recorded as restructuring expenses and $1,106 was recorded in cost of revenues. These actions are intended to enhance profitability and improve efficiencies. Production has ceased in our Pieterlen, Switzerland manufacturing facility. We recognized an impairment loss with regard to this facility based on a sale agreement. In addition, we realized a pension curtailment benefit as a result of the reduction in workforce. We do not expect to incur any significant additional restructuring expenses related to this plan.
Fiscal 2009 Restructuring Plan. During the third quarter of fiscal 2009, we adopted a restructuring plan primarily focused on our international operations (the “Fiscal 2009 Restructuring Plan”). As part of this plan, we took actions to improve operations at our former Pieterlen, Switzerland manufacturing facility, rationalized certain products, recorded impairment charges for certain assets no longer used, and made targeted workforce reductions. We also consolidated our operations in Japan. These directly impacted approximately 100 employees worldwide. These restructuring actions are intended to enhance our profitability and increase operating efficiencies.
Since the inception of the Fiscal 2009 Restructuring Plan, we have incurred pre-tax expenses totaling $13,679 related to these actions, of which $4,266 was recorded as restructuring expenses and $9,413 was recorded in cost of revenues. We do not expect to incur significant additional expenses related to this plan.
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
Since the inception of the Fiscal 2008 Restructuring Plan, we have recorded pre-tax expenses totaling $13,892, of which $10,233 was recorded as restructuring expenses and $3,659 was recorded in cost of revenues. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan.

The following tables summarize our total pre-tax restructuring expenses for fiscal 2012, fiscal 2011 and fiscal 2010:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Year Ended March 31, 2012	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance and other compensation related costs	$(776)	$—	$(776)
Product rationalization	335	—	335
Asset impairment and accelerated depreciation	1,103	—	1,103
Lease termination obligation and other	143	(152)	(9)
Total restructuring charges	$805	$(152)	$653

(1)	Includes $9 in charges recorded in cost of revenues on Consolidated Statements of Income.

Year Ended March 31, 2011	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance and other compensation related costs	$454	$—	$454
Asset impairment and accelerated depreciation	559	(289)	270
Lease termination costs	595	—	595
Other	33	—	33
Total restructuring charges	$1,641	$(289)	$1,352
(1)Includes $150 in charges recorded in cost of revenues on Consolidated Statements of Income.

Year Ended March 31, 2010	Fiscal 2010 Restructuring Plan(1)	Fiscal 2009 Restructuring Plan(2)	Total
Severance and other compensation related costs	$1,939	$(224)	$1,715
Asset impairment and accelerated depreciation	1,804	(2)	1,802
Product rationalization	883	(1,385)	(502)
Lease termination costs	1,243	(428)	815
Other	426	138	564
Total Restructuring Charges	$6,295	$(1,901)	$4,394
(1)Includes $947 in charges recorded in cost of revenues on the Consolidated Statements of Income.
(2)Includes $(1,401) in charges recorded in cost of revenues on the Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2012
	March 31, 2011	Provision	Payments/ Impairments (1)	March 31, 2012
Severance and other compensation related costs	$1,993	$(776)	$(558)	$659
Product rationalization	—	335	(335)	—
Asset impairment and accelerated depreciation	—	1,103	(1,103)	—
Lease termination obligations	1,790	139	(982)	947
Other	193	4	(121)	76
Total	$3,976	$805	$(3,099)	$1,682
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fiscal 2010 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	March 31, 2011
Severance, and other compensation related costs	$1,894	$454	$(355)	$1,993
Asset impairments	—	559	(559)	—
Lease termination obligations	1,200	595	(5)	1,790
Other	509	33	(349)	193
Total	$3,603	$1,641	$(1,268)	$3,976

	Fiscal 2008 Restructuring Plan
		Fiscal 2011
	March 31, 2010	Provision	Payments/ Impairments	March 31, 2011
Severance, and other compensation related costs	$102	$—	$(102)	$—
Asset impairments	289	(289)	—	—
Lease termination obligations	411	—	(254)	157
Total	$802	$(289)	$(356)	$157

3. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income shown in our Consolidated Statements of Shareholders' Equity consists of the following:

	Year Ended March 31,
	2012	2011	2010
Cumulative foreign currency translation adjustment	$14,555	$28,907	$5,878
Amortization of pension and postretirement benefit plans costs, net of taxes	(1,102)	6,177	7,201
Unrealized gain (loss) on available for sale securities	174	104	(88)
Total	$13,627	$35,188	$12,991

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill is tested annually for impairment. Further, goodwill is reviewed for impairment whenever events or changes in circumstances indicate there may be a possible permanent loss of value. We performed our annual impairment tests for goodwill and indefinite life intangible assets during the third quarter of fiscal 2012. These tests confirmed that the fair value of STERIS’s reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized in fiscal 2012 or for any prior periods. Future impairment tests will be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.
Changes to the carrying amount of goodwill for the years ended March 31, 2012 and 2011 were as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Healthcare Segment	Life Sciences Segment	STERIS Isomedix Services Segment	Total
Balance at March 31, 2010	$166,680	$30,282	$79,896	$276,858
Goodwill acquired or allocated	4,145	—	—	4,145
Foreign currency translation adjustments	5,020	3,165	—	8,185
Balance at March 31, 2011	175,845	33,447	79,896	289,188
Goodwill acquired or allocated	13,971	—	2,473	16,444
Foreign currency translation adjustments	—	401	(184)	217
Balance at March 31, 2012	$189,816	$33,848	$82,185	$305,849

The fiscal 2012 increase in goodwill associated with the Healthcare segment resulted from the acquisition of a privately held company with operations located near Sao Paulo, Brazil which designs and manufactures small, medium, and large sterilizers used by public hospitals, clinics, dental offices and industrial companies (e.g., research laboratories and pharmaceutical research and production companies). The fiscal 2012 increase in goodwill associated with the Isomedix segment resulted from the acquisition of a privately held company with lab operations in Minneapolis, Minnesota which provides validation services to our Customers and is a natural extension of our Isomedix segment. The fiscal 2011 increase in goodwill associated with the Healthcare segment resulted from the acquisition of a company which provides management technology solutions. Further information regarding this company is presented in note 12, “Business Segment Information.”

Information regarding our intangible assets is as follows:

	March 31, 2012		March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$25,595	$19,124	$20,930	$16,874
Non-compete agreements	3,518	3,121	3,099	3,099
Patents and technology	43,218	25,979	47,942	28,097
Trademarks and tradenames	16,953	9,125	16,970	11,249
Other	12	12	13	13
Total	$89,296	$57,361	$88,954	$59,332

We did not hold any indefinite-lived intangible assets in fiscal 2012 or fiscal 2011. Total amortization expense for finite-lived intangible assets was $7,726, $6,617, and $6,941 for the years ended March 31, 2012, 2011, and 2010, respectively. During fiscal 2012, an impairment charge of $2,199 was incurred relative to certain acquired intangible assets due to a significant decline in associated projected cash flows. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2013	2014	2015	2016	2017
Estimated amortization expense	$5,314	$5,083	$4,064	$3,805	$2,165

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2012 foreign currency exchange rates.

5. INVENTORIES, NET

Inventories, net consisted of the following:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	March 31, 2012	March 31, 2011
Raw materials	$56,525	$64,326
Work in process	25,236	19,897
Finished goods	109,422	110,794
LIFO reserve	(18,158)	(17,551)
Reserve for excess and obsolete inventory	(15,313)	(10,122)
Inventories, net	$157,712	$167,344

6. PROPERTY, PLANT AND EQUIPMENT

Information related to the major categories of our depreciable assets is as follows:

	March 31, 2012	March 31, 2011
Land and land improvements (1)	$33,099	$30,194
Buildings and leasehold improvements	230,823	201,883
Machinery and equipment	301,665	286,103
Information systems	110,130	101,934
Radioisotope	210,899	194,882
Construction in progress (1)	22,811	40,665
Total property, plant, and equipment	909,427	855,661
Less: accumulated depreciation and depletion	(523,018)	(485,259)
Property, plant, and equipment, net	$386,409	$370,402

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

Depreciation and depletion expense was $52,980, $47,772 and $49,277, for the years ended March 31, 2012, 2011, and 2010, respectively.
Rental expense for operating leases was $14,635, $16,904, and $17,583, for the years ended March 31, 2012, 2011, and 2010, respectively. Operating leases relate to manufacturing, warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant us varying renewal and purchase options.
Future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2012 were as follows:

Operating Leases
2013	$15,044
2014	12,172
2015	9,840
2016	6,354
2017 and thereafter	4,778
Total Minimum Lease Payments	$48,188

In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated based upon March 31, 2012 foreign currency exchange rates.

7. DEBT

Indebtedness was as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	March 31, 2012	March 31, 2011
Private Placement	$210,000	$210,000
Credit facility	—	—
Total long term debt	$210,000	$210,000

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
On September 13, 2007, we signed the Second Amended and Restated Credit Agreement (the “Former Credit Agreement”) with KeyBank National Association, as administrative agent for the lending institutions that are parties to the Former Credit Agreement (the “Former Agent”), and the lenders party to the Former Credit Agreement. This Former Credit Agreement amended, restated, and replaced our Amended and Restated Credit Agreement dated March 29, 2004, as amended, which was to mature in June 2010. The Former Credit Agreement was to mature on September 13, 2012 and provided $400,000 of credit, which could be increased by up to an additional $100,000 in specified circumstances, for borrowings and letters of credit. The Former Credit Agreement provided a multi-currency borrowing option and could be used for general corporate purposes. At our option, loans could be borrowed on a floating or fixed rate basis. Floating rate loans bore interest at the greater of (1) the Prime Rate established by the Former Agent, or (2) the Federal Funds effective rate plus 0.50%, plus in each case a margin based on our leverage ratio. Fixed rate loans bore interest at the Eurodollar Rate or other defined currency rate, plus, in each case, a margin based on our leverage ratio. Interest was payable quarterly or at the end of the interest period, if shorter. The Former Credit Agreement also required the payment of a facility fee on the total facility commitment amount, which was determined based on our leverage ratio. We could prepay floating rate loans without paying a penalty, but we could be required to pay a penalty for prepaying fixed rate loans. The Former Credit Agreement also allowed us to make short-term swing loan borrowings not to exceed $35,000, with an interest rate equal to the Former Agent’s cost of funds plus a margin based on our leverage ratio. The Former Credit Agreement required us to maintain compliance with certain financial covenants, including a maximum leverage ratio and a minimum interest coverage ratio. Our obligations under the Former Credit Agreement were unsecured but guaranteed by our material domestic subsidiaries.
On April 13, 2012 we signed a Third Amended and Restated Credit Agreement (the "Credit Agreement") with KeyBank National Association, as administrative agent (“Agent”) for the lenders from time to time party thereto ("Lenders") and such Lenders. The Credit Agreement amended, restated and replaced the Former Credit Agreement. The Credit Agreement provides a $300,000 credit facility (which may be increased by up to an additional $100,000 in specified circumstances, and subject to certain Lender consent requirements) for borrowings and letters of credit, and will mature April 13, 2017. The aggregate unpaid principal amount of all borrowings, to the extent not previously repaid, is repayable on that date. Borrowings also are repayable at such other earlier times as may be required under or permitted by the terms of the Credit Agreement. Borrowings bear interest at floating rates based upon the Base Rate (as defined) or fixed rates based upon the Eurodollar Rate or Alternate Currency Rate (as defined), plus the Applicable Margin (as defined) in effect from time to time under the Credit Agreement

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

based upon the Company's Leverage Ratio (as defined). Interest on floating rate loans is payable quarterly in arrears and interest on fixed rate loans is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. The Credit Agreement also requires the payment of a facility fee on the total facility commitment amount, which fee is determined based on the Company's Leverage Ratio. There is no premium or penalty for prepayment of floating rate loans but prepayments of fixed rate loans may be subject to a prepayment fee. The Credit Agreement also permits the Company to make short term "Swing Loan" borrowings from the Agent in an aggregate amount not to exceed $35,000 outstanding at any time. Swing Loans bear interest at the Agent's cost of funds plus the applicable margin in effect from time to time. The Credit Agreement requires the Company to maintain compliance with certain financial covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio. The Company's obligations under the Credit Agreement are unsecured but guaranteed by its material domestic subsidiaries.
At March 31, 2012, we were in compliance with all financial covenants associated with our indebtedness.
The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2013	$—
2014	70,000
2015	—
2016	20,000
2017 and thereafter	120,000
Total	$210,000

8. ADDITIONAL CONSOLIDATED BALANCE SHEETS INFORMATION

Additional information related to our Consolidated Balance Sheets is as follows:

	March 31, 2012	March 31, 2011
Accrued payroll and other related liabilities:
Compensation and related items	$9,273	$16,160
Accrued vacation/paid time off	6,583	6,379
Accrued bonuses	750	13,925
Accrued employee commissions	9,845	11,985
Other postretirement benefit obligations-current portion	3,255	3,274
Other employee benefit plans' obligations-current portion	193	528
Total accrued payroll and other related liabilities	$29,899	$52,251
Accrued expenses and other:
Deferred revenues	$51,412	$34,396
Self-insured risk reserves-current portion	3,006	3,610
Accrued dealer commissions	9,171	7,354
Accrued warranty	11,189	7,509
Other	21,465	20,962
Total accrued expenses and other	$96,243	$73,831
Other liabilities:
Self-insured risk reserves-long-term portion	$8,786	$10,233
Other postretirement benefit obligations-long-term portion	21,639	20,526
Defined benefit pension plans obligations-long-term portion	9,881	8,006
Other employee benefit plans obligations-long-term portion	4,486	3,897
Accrued long-term income taxes	1,925	9,140
Other	5,217	4,810
Total other liabilities	$51,934	$56,612

9. INCOME TAXES

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2012	2011	2010
United States operations	$170,776	$30,088	$153,165
Non-United States operations	40,332	43,731	38,651
	$211,108	$73,819	$191,816

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2012	2011	2010
Current:
United States federal	$33,129	$46,036	$45,092
United States state and local	4,956	7,726	6,954
Non-United States	15,049	12,252	9,501
	53,134	66,014	61,547
Deferred:
United States federal	20,762	(36,497)	2,591
United States state and local	3,506	(6,016)	265
Non-United States	(2,409)	(947)	(1,054)
	21,859	(43,460)	1,802
Total Provision for Income Taxes	$74,993	$22,554	$63,349

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory tax rate as follows:

Years Ended March 31,	2012	2011	2010
United States federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in accruals for uncertain tax positions	(0.7)%	1.8%	0.6%
State and local taxes, net of federal income tax benefit	2.8%	1.5%	2.5%
Foreign income tax credit	(0.2)%	(0.6)%	(0.1)%
Difference in non-United States tax rates	(0.3)%	(3.7)%	(2.0)%
U.S. manufacturing deduction	(1.6)%	(4.4)%	(0.7)%
All other, net	0.5%	1.0%	(2.3)%
Total Provision for Income Taxes	35.5%	30.6%	33.0%

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
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Years Ended March 31,	2012	2011
Unrecognized Tax Benefits Balance at April 1	$9,594	$11,788
Increases for tax provisions of prior years	3	3,458
Decreases for tax provisions of prior years	(4,488)	(2,221)
Increases for tax provisions of current year	—	391
Decreases for tax provisions of current year	—	(3,661)
Settlements	(3,582)	—
Lapse of statute of limitations	—	(161)
Unrecognized Tax Benefits Balance at March 31	$1,527	$9,594

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $1,242 at March 31, 2012 and $4,975 at March 31, 2011. In addition, we believe that it is reasonably possible that unrecognized tax benefits may decrease by up to $1,124 within 12 months of March 31, 2012, primarily as a result of audit settlements and the lapse of statute of limitations.
For the years ended March 31, 2012 and 2011, current income tax expense includes (benefit) expense of $(631) and $417 for interest, and expense of $16 and $60 for penalties, respectively. In total, as of March 31, 2012 and March 31, 2011, we have recognized a liability for interest of $936 and $1,567 and penalties of $64 and $81, respectively.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2010 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2008. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.

Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2012 and 2011 were as follows:

March 31,	2012	2011
Deferred Tax Assets:
Post-retirement benefit accrual	$9,752	$9,496
Compensation	11,832	17,800
Net operating loss carryforwards	14,418	13,348
Accrued SYSTEM 1 Rebate	25,353	49,366
Accrued expenses	10,897	6,894
Insurance	3,363	4,197
Deferred income	10,600	5,011
Bad debt	1,962	1,935
Pension	2,928	2,240
Other	607	814
Deferred Tax Assets	91,712	111,101
Less: Valuation allowance	11,842	11,421
Total Deferred Tax Assets	79,870	99,680
Deferred Tax Liabilities:
Depreciation and depletion	46,876	39,169
Intangibles	28,470	23,738
Inventory	101	2,422
Other	3,915	4,298
Total Deferred Tax Liabilities	79,362	69,627
Net Deferred Tax Assets (Liabilities)	$508	$30,053

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

At March 31, 2012, we had federal operating loss carryforwards of $1,958, which can be utilized subject to certain limitations, and foreign operating loss carry forwards of $56,870. Substantially all of the carryforwards are available for at least three years or have an indefinite carryforward period. In addition, we have recorded tax benefits of $374 related to state operating loss carryforwards. At March 31, 2012, we had $77 of tax credit carryforwards. These credit carryforwards expire between fiscal 2017 and fiscal 2026.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $11,842 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2012 by $421.
At March 31, 2012, cumulative undistributed earnings of international operations amounted to approximately $178,318. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings, nor is it practicable to determine the amount of this liability.
At March 31, 2012, we had a current prepaid income tax position. This was mainly due to the timing of U.S. Federal income tax estimated payments.

10. BENEFIT PLANS

We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded post-retirement welfare benefits plan for two groups of United States retirees; including the same retirees who receive pension benefits under the United States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
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
A defined benefit pension plan is also provided to the employees of our former Pieterlen, Switzerland manufacturing facility. Restructuring actions related to the Pieterlen, Switzerland manufacturing facility were taken as part of the Fiscal 2010 Restructuring Plan and the Fiscal 2009 Restructuring Plan. These actions resulted in workforce reductions that resulted in curtailments and partial settlements of the plan as the vested benefits of affected employees were settled.
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

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement medical benefit plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2012 and 2011, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement medical benefit plan. The measurement date of our defined benefit pension plans and other post-retirement medical benefit plan is March 31, for both periods presented.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
	2012	2011	2012	2011	2012	2011
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$48,560	$47,638	$9,777	$11,903	$23,800	$25,179
Service cost	205	190	334	531	—	—
Interest cost	2,438	2,617	195	334	991	1,168
Actuarial loss (gain)	4,482	2,724	506	(942)	3,512	683
Benefits and expenses	(4,366)	(4,609)	20	(665)	(3,409)	(3,230)
Employee contributions	—	—	317	473	—	—
Curtailments/settlements	—	—	(6,576)	(1,872)	—	—
Impact of foreign currency exchange rate changes		—	530	15	—	—
Benefit Obligations at End of Year	51,319	48,560	5,103	9,777	24,894	23,800
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	42,023	40,142	8,308	9,220	—	—
Actual return (loss) on plan assets	2,566	4,340	(104)	445	—	—
Employer contributions	2,168	2,125	317	473	3,409	3,231
Employee contributions	—	—	317	473	—	—
Benefits and expenses paid	(4,366)	(4,584)	20	(665)	(3,409)	(3,231)
Curtailments/settlements	—	—	(4,890)	(1,872)	—	—
Impact of foreign currency exchange rate changes	—	—	182	234	—	—
Fair Value of Plan Assets at End of Year	42,391	42,023	4,150	8,308	—	—
Funded Status of the Plans	$(8,928)	$(6,537)	$(953)	$(1,469)	$(24,894)	$(23,800)

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Plans
	U.S. Qualified		International		Other Post-retirement Plan
	2012	2011	2012	2011	2012	2011
Current liabilities	$—	$—	$—	$—	$(3,255)	$(3,274)
Noncurrent liabilities	(8,928)	(6,537)	(953)	(1,469)	(21,639)	(20,526)
	$(8,928)	$(6,537)	$(953)	$(1,469)	$(24,894)	$(23,800)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) income at March 31, 2012 was $(34,437) and $32,895 respectively. During fiscal 2013, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

	Pension Plans		Other Post-retirement Benefit Plan
	U.S. Qualified Plan	International Plan
Actuarial loss	$1,333	$—	$726
Prior Service Cost	$—	$—	$(3,263)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2012 and 2011:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	U.S. Qualified		International		Total
	2012	2011	2012	2011	2012	2011
Aggregate fair value of plan assets	$42,391	$42,023	$4,150	$8,308	$46,541	$50,331
Aggregate accumulated benefit obligations	51,319	48,560	4,820	9,286	56,139	57,846

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2012 and 2011:

	U.S. Qualified		International		Total
	2012	2011	2012	2011	2012	2011
Aggregate fair value of plan assets	$42,391	$42,023	$4,150	$8,308	$46,541	$50,331
Aggregate projected benefit obligations	51,319	48,560	5,103	9,777	56,422	58,337

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement medical benefit plan were as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Pension Plans
	U.S. Qualified			International			Other Post-retirement Plan
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Service cost	$205	$190	$185	$334	$531	$554	$—	$—	$—
Interest cost	2,438	2,617	3,046	195	334	368	991	1,169	1,948
Expected return on plan assets	(3,304)	(3,033)	(2,484)	(209)	(356)	(416)	—	—	—
Prior service cost recognition	—	—	—	—	—	—	(3,263)	(3,263)	(3,263)
Net amortization and deferral	1,066	1,068	1,062	—	—	—	425	388	626
Net periodic benefit cost	405	842	1,809	320	509	506	(1,847)	(1,706)	(689)
Curtailments/settlements	—	—	—	(1,384)	(95)	(63)	—	—	—
Total benefit cost	$405	$842	$1,809	$(1,064)	$414	$443	$(1,847)	$(1,706)	$(689)
Recognized in other comprehensive (income) loss before tax:
Net loss (gain) occurring during year	$5,220	$1,393	$(554)	$818	$(1,031)	$502	$3,512	$683	$(2,930)
Amortization of prior service credit (cost)	—	—	—	—	—	—	3,263	3,263	3,263
Amortization of net (loss) gain	(1,066)	(1,068)	(1,132)	87	95	63	(425)	(388)	(626)
Amortization of transition asset (obligation)	—	—	70	—	—	—	—	—	—
Total recognized in other comprehensive loss (income)	4,154	325	(1,616)	905	(936)	565	6,350	3,558	(293)
Total recognized in total benefits cost and other comprehensive loss (income)	$4,559	$1,167	$193	$(159)	$(522)	$1,008	$4,503	$1,852	$(982)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2012	2011
Discount Rate:
U.S. qualified pension plan	4.25%	5.25%
Switzerland pension plan	2.25%	2.75%
Other post-retirement plan	3.75%	4.50%
Expected Return on Plan Assets:
U.S. qualified pension plan	8.00%	8.00%
Switzerland pension plan	3.25%	3.25%
Rate of Compensation Increase:
Switzerland pension plan	2.50%	2.50%

The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	2012	2011	2010
Discount Rate:
U.S. qualified pension plan	5.25%	5.75%	7.50%
Switzerland pension plan	2.75%	3.00%	3.25%
Other post-retirement plan	4.50%	5.00%	7.00%
Expected Return on Plan Assets:
U.S. qualified pension plan	8.00%	8.00%	8.00%
Switzerland pension plan	3.25%	4.00%	4.50%
Rate of Compensation Increase:
Switzerland pension plan	2.50%	2.50%	2.50%

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

	2012	2011	2010
Healthcare cost trend rate – medical	8.0%	10.0%	11.0%
Healthcare cost trend rate – prescription drug	8.0%	10.0%	11.0%
Long-term healthcare cost trend rate	4.5%	5.0%	5.0%

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
A one-percentage-point change in assumed healthcare cost trend rates (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2012:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$7	$(6)
Effect on other post-retirement benefit obligation	167	(159)

Plan Assets.  Our United States and Switzerland defined benefit pension plans are funded. The following table presents the targeted asset allocation of plan assets at March 31, 2012 and the actual allocation of plan assets at March 31, 2012 and 2011 for these plans:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Long-Term Target Allocation Percentage	Percentage of Plan Assets March 31
		2012	2011
U.S. Qualified Plan:
Equity securities	60%	59.3%	57.7%
Debt securities	40%	39.9%	41.4%
Cash	0%	0.8%	0.9%
Total	100%	100%	100%
Switzerland Plan:
Insurance contracts	100%	100%	100%
Total	100%	100%	100%

The long-term target allocations in the preceding table reflect our asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term benefit obligations. Investment policies, strategies, and long-term target allocations are developed on a plan specific and country specific basis. We continually challenge the long-term target asset allocations and support the allocations by an analysis that incorporates historical and expected returns by asset class as well as volatilities across asset classes and our liability profile. Due to market conditions and other factors, actual asset allocations may vary from the long-term target allocations presented in the preceding table. Plan assets are managed by outside investment managers. If asset allocations move outside of the target ranges, the portfolios are rebalanced. For the purpose of the above analysis, debt and equity securities include fixed income and equity security mutual funds, respectively. At March 31, 2012 and 2011, the plans’ assets did not include investments in STERIS common shares.

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
Level 3 - Unobservable prices or inputs in which little or no market data exists.

The fair value of our pension benefits plan assets at March 31, 2012 and 2011 by asset category is as follows:

	Fair Value Measurements at March 31, 2012
	U.S. Qualified Pension Plan				International Plan
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$353	$353	$—	$—	$—	$—	$—	$—
Equity Securities
Mutual Funds	25,152	25,152	—	—	—	—	—	—
Debt Securities
Government Bonds	—	—	—	—	—	—	—	—
Mutual Funds	16,886	16,886	—	—	—	—	—	—
Other Investments	—	—	—	—	4,150	—	4,150	—
Total Plan Assets	$42,391	$42,391	$—	$—	$4,150	$—	$4,150	$—

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fair Value Measurements at March 31, 2011
	U.S. Qualified Pension Plan				International Plan
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$359	$359	$—	$—	$—	$—	$—	$—
Equity Securities
Mutual Funds	24,229	24,229	—	—	—	—	—	—
Debt Securities
Mutual Funds	17,435	17,435	—	—	—	—	—	—
Insurance Contracts	—	—	—	—	8,308	—	—	8,308
Total Plan Assets	$42,023	$42,023	$—	$—	$8,308	$—	$—	$8,308

Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We have recorded liabilities for amounts greater than the required funding levels on our accompanying Consolidated Balance Sheets. As of March 31, 2012, we expect to make contributions of approximately $2,595 to the U.S. qualified defined benefit pension plan in fiscal 2013.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2012, the following benefit payments are expected to be made to plan participants:

	Defined Benefit Pension Plans			Other Post-Retirement Benefit Plan
	U.S. Qualified	International	Total	Gross Benefit Payments	Medicare Reimbursement	Total
2013	$4,201	$144	$4,345	$3,256	$(216)	$3,040
2014	4,087	260	4,347	3,073	(223)	2,850
2015	3,983	165	4,148	2,853	(230)	2,623
2016	3,938	194	4,132	2,645	(234)	2,411
2017	3,848	210	4,058	2,322	(241)	2,081
2018-2022	17,739	1,722	19,461	8,126	(1,061)	7,065

In the preceding table, projected benefit payments denominated in foreign currencies have been calculated based upon March 31, 2012 foreign currency exchange rates.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. As a result, all the measures of our accumulated post-retirement benefit obligation and net periodic benefit cost in the accompanying consolidated financial statements and notes reflect the effects of the Act on the plan for the entire fiscal year. This expected future subsidy reduced our accumulated post-retirement benefit obligation and our net periodic benefit cost as of and for the fiscal year ended March 31, 2012 by $3,065 and $263, respectively. We collected subsidies totaling approximately $420 and $768, during fiscal 2012 and fiscal 2011, which reduced our net post-retirement medical payments.
Defined Contribution Plans. We maintain a 401(k) defined contribution plan for eligible employees. We provide a match on a specified portion of an employee’s contribution as approved by the Company’s Board of Directors. The plan assets are held in trust and invested as directed by the plan participants. The aggregate fair value of plan assets was $304,996 at March 31, 2012. At March 31, 2012, the plan held 835,690 STERIS common shares with a fair value of $26,425. We paid dividends of $545, $498, and $2,253 to the plan and participants on STERIS common stock held by the plan for the years ended March 31, 2012,

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

2011, and 2010, respectively. We contributed $7,265, $7,476, and $6,226, to the defined contribution plan for the years ended March 31, 2012, 2011, and 2010, respectively.
We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. Employee contributions to this plan were $443, $237, and $594 in fiscal 2012, fiscal 2011, and fiscal 2010, respectively. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $3,032 and $2,493 at March 31, 2012 and March 31, 2011, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.

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
On December 3, 2009, the FDA provided a notice (“notice”) to healthcare facility administrators and infection control

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

practitioners describing FDA's “concerns about the SYSTEM 1 Processor, components and accessories, and FDA recommendations.” In the notice, among other things, FDA stated its belief that the SYSTEM 1 device had been significantly modified, that FDA had not cleared or approved the modified device, and that FDA had not determined whether the SYSTEM 1 was safe or effective for its labeled claims. The notice further stated that use of a device that does not properly sterilize or disinfect a medical or surgical device poses risks to patients and users, including the transmission of pathogens, exposure to hazardous chemicals and may affect the quality and functionality of reprocessed instruments. The notice stated that FDA was aware of reports of malfunctions of the SYSTEM 1 that had the potential to cause or contribute to serious injuries to patients, such as infections, or injuries to healthcare staff, such as burns. Included in FDA's December 3, 2009 notice was a recommendation from FDA that if users had acceptable alternatives to meet sterilization and disinfection needs, they should transition to that alternative as soon as possible. After its December 3, 2009 notice, we engaged in extensive discussions with the FDA regarding a comprehensive resolution of this matter. On February 2, 2010, the FDA notified healthcare facility administrators and infection control practitioners that FDA's total recommended time period for transitioning from SYSTEM 1 in the U.S. was 18 months from that date.
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
The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011 (later extended by FDA to August 2, 2012), subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan includes the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the Rebate Program was introduced and who return their units have the option of either a pro-rated cash rebate or a rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we provide credits for the return of SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. As a result, we recorded a pre-tax liability of $110,004 related to the SYSTEM 1 Rebate Program during the first quarter of fiscal 2011. Of the $110,004, $102,313 was attributable to the Customer Rebate portion of the Program and was recorded as a reduction of revenues, and $7,691 was attributable to the disposal liability of the SYSTEM 1 units to be returned and was recorded as an increase in cost of revenues. This also resulted in a $110,004 reduction in operating income.
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
The number and age of SYSTEM 1 processors has been estimated based on our historical sales and service records and we initially assumed that 100% of eligible Customers would elect to participate in the Rebate Program. As of March 31, 2012, based upon actual experience to date, we estimate that approximately 83% of eligible Customers will ultimately elect to participate in the Rebate Program. In order to estimate the portion of Customers that will choose each available rebate option, we first assessed trends in sales of the proprietary consumable products utilized in the SYSTEM 1 processor. Order and quote data for fiscal 2011 and fiscal 2012 provide indications of the proportion of Customers that are expected to choose each of the other rebate options. The per unit costs associated with disposal are estimated based on the service hours involved and existing freight and disposal contracts. During the fourth quarter of fiscal 2012, based on actual experience to date, we adjusted a portion of the original estimated liability related to the SYSTEM 1 Rebate Program. The total pre-tax adjustment was $17,403, of which $15,306 was recorded as an increase to revenue for the Customer rebate portion, and $2,097 was recorded as a reduction in cost of revenues related to the disposal liability. This adjustment results primarily from a decrease in the estimated number of eligible Customers that will ultimately participate in the Rebate Program.
Our assumptions regarding the response of our Customers to the Rebate Program could be wrong and actual results could

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

be different from these estimates. Through March 31, 2012, Customers have utilized or committed to utilize rebates totaling approximately $60,700 on orders placed since the initiation of the Rebate Program. If all eligible Customers holding the remaining outstanding SYSTEM 1 units elect the maximum incentive rebate associated with the SYSTEM 1E processor rebate, the total estimated rebate program would increase to approximately $93,000. Conversely, if all eligible Customers holding the remaining outstanding SYSTEM 1 units elect the cash rebate option, the total estimated rebate program cost would decrease to approximately $75,000.
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
In December of 2010, we began shipping SYSTEM 1E units, after having received FDA clearance for the SYSTEM 1E chemical indicator, which is used in conjunction with the SYSTEM 1E. We also submitted a 510(k) to FDA for an optional spore-based indicator strip for use with SYSTEM 1E. Thereafter, as a result of discussions with FDA, we filed a de novo submission requesting classification of this strip in accordance with Section 513(f)(2) of the Federal Food Drug & Cosmetic Act. The de novo process is part of the initial classification for new devices. This spore-based monitoring strip received FDA clearance on March 30, 2012. This new clearance does not affect the prior clearance of the SYSTEM 1E processor or the SYSTEM 1E chemical indicator.
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
For additional information regarding these matters, see the following portions of this Annual Report on Form 10-K: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree” and the "Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.
We are subject to taxation from United States federal, state, and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 9 to our consolidated financial statements titled, “Income Tax Expense” in this Annual Report on Form 10-K.
Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and in Item 3 of Part I titled, “Legal Proceedings” contained in this Annual Report on Form 10-K.
As of March 31, 2012 and 2011, our commercial commitments totaled $38,264 and $34,330, respectively. Commercial

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $6,261 and $7,740, respectively, of the totals at March 31, 2012 and 2011 relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2012 and 2011, we had minimum purchase commitments with suppliers for raw material purchases totaling $27,440 and $40,455, respectively.

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
The accounting policies for segments are the same as those for the consolidated Company. For the year ended March 31, 2012, revenues from a single Customer did not equal ten percent or more of any segment’s revenues.

Years Ended March 31,	2012	2011	2010
Revenues:
Healthcare (1)	$1,013,102	$835,832	$892,474
Life Sciences	226,658	215,437	218,209
Isomedix	164,257	152,242	140,871
Total Reportable Segments	1,404,017	1,203,511	1,251,554
Corporate and other	2,793	3,937	6,179
Total Revenues	$1,406,810	$1,207,448	$1,257,733
Operating Income:
Healthcare (2)	$141,742	$21,317	$151,520
Life Sciences	41,633	33,069	30,952
Isomedix	47,596	39,833	31,103
Total Reportable Segments	230,971	94,219	213,575
Corporate and other	(8,655)	(9,007)	(9,863)
Total Operating Income	$222,316	$85,212	$203,712
(1) Includes an increase of $15,306 in fiscal 2012 and a reduction of $102,313 in fiscal 2011, resulting from the SYSTEM 1 Rebate Program.
(2) Includes an increase of $17,403 in fiscal 2012, resulting from the SYSTEM 1 Rebate Program, and reductions of $110,004 in fiscal 2011, resulting from the SYSTEM 1 Rebate Program, and $19,796, resulting from the class action settlement.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

For the year ended March 31, 2012, pre-tax restructuring expenses of $644 are included in the operating results of the Healthcare segment. For the year ended March 31, 2011, pre-tax restructuring expenses of $1,020, $190 and $142 are included in the operating results of the Healthcare, Life Sciences and Isomedix segments, respectively. For the year ended March 31, 2010, pre-tax restructuring expenses of $3,839 and $555 are included in the operating results of the Healthcare and Life Sciences segments, respectively.
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

Years Ended March 31,	2012	2011
Assets:
Healthcare and Life Sciences	$1,024,786	$1,072,892
Isomedix	378,506	352,153
Total Reportable Segments	1,403,292	1,425,045
Corporate and other	2,404	1,640
Total Assets	$1,405,696	$1,426,685

Years Ended March 31,	2012	2011	2010
Capital Expenditures:
Healthcare and Life Sciences	$31,713	$36,156	$20,602
Isomedix	34,943	41,271	23,454
Total Reportable Segments	66,656	77,427	44,056
Corporate and other	26	15	31
Total Capital Expenditures	$66,682	$77,442	$44,087
Depreciation, Depletion, and Amortization:
Healthcare and Life Sciences	$37,559	$30,188	$32,640
Isomedix	25,324	24,183	23,553
Total Reportable Segments	62,883	54,371	56,193
Corporate and other	23	18	25
Total Depreciation, Depletion, and Amortization	$62,906	$54,389	$56,218

Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant and equipment, net are those assets that are identified within the operations in each geographic area.

Years Ended March 31,	2012	2011	2010
Revenues:
United States	$1,057,461	$882,281	$949,637
International	349,349	325,167	308,096
Total Revenues	$1,406,810	$1,207,448	$1,257,733

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Years Ended March 31,	2012	2011
Property, Plant, and Equipment, Net
United States	$331,590	$318,110
International	54,819	52,292
Property, Plant, and Equipment, Net	$386,409	$370,402

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

	Years Ended March 31,
(shares in thousands)	2012	2011	2010

Weighted average common shares outstanding—basic	58,367	59,306	58,826
Dilutive effect of common share equivalents	596	842	597
Weighted average common shares outstanding and common share equivalents—diluted	58,963	60,148	59,423

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Years Ended March 31,
	2012	2011	2010

Number of common share options	741	383	1,138

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

Under the stock repurchase authorization provided by our Board of Directors, we repurchased 1,851,510 of our common shares during fiscal 2012 in the aggregate amount of $55,942, representing an average price of $30.21 per common share. During fiscal 2011, we paid an aggregate amount of $29,462 for the repurchase of 925,848 of our common shares, representing an average price of $31.82 per common share. We did not repurchase any shares under this authorization during fiscal 2010.
We obtained 22,927 of our common shares during fiscal 2012 in the aggregate amount of $808 in connection with stock-based compensation award programs. We obtained 15,224 of our common shares during fiscal 2011 in the aggregate amount of $503 in connection with these programs. At March 31, 2012, $118,460 remained available for the repurchase of STERIS common shares pursuant to the March 2008 Board authorization.

15. SHARE-BASED COMPENSATION

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options,

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units may cliff vest after three or four year periods or vest in installments after the grant date. As of March 31, 2012, 4,565,334 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during fiscal 2012, fiscal 2011, and fiscal 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Risk-free interest rate	2.41%	2.68%	1.89%
Expected life of options	5.7 years	5.7 years	5.5 years
Expected dividend yield of stock	1.78%	1.59%	1.49%
Expected volatility of stock	29.78%	30.13%	27.96%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.08%, 2.27%, and 2.39% percent was applied in fiscal 2012, 2011, and 2010, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	3,274,395	$25.95
Granted	325,051	35.62
Exercised	(262,380)	22.73
Forfeited	(11,084)	27.25
Canceled	(13,380)	23.24
Outstanding at March 31, 2012	3,312,602	$27.16	5.21	$16,273
Exercisable at March 31, 2012	2,462,599	$26.05	4.27	$13,848

We estimate that 840,057 of the non-vested stock options outstanding at March 31, 2012 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $31.62 closing price of our common shares on March 31, 2012 over the exercise price of the stock option, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The total intrinsic value of stock options exercised during the years ended March 31, 2012, 2011, and 2010 was $2,846, $6,669, and $6,546, respectively. Net cash proceeds from the exercise of stock options were $5,723, $12,730, and $14,047 for the years ended March 31, 2012, 2011, and 2010, respectively. The tax benefit from stock option exercises was $1,514, $2,525, and $2,467 for the years ended March 31, 2012, 2011, and 2010, respectively.

The weighted average grant date fair value of stock option grants was $9.31, $8.80, and $5.69 for the years ended March 31, 2012, 2011, and 2010, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of March 31, 2012 and 2011 was $854 and $996, respectively. The fair value of each outstanding SAR is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2011	400,951	$29.70
Granted	235,670	35.62
Vested	(91,084)	30.52
Canceled	(12,510)	33.20
Non-vested at March 31, 2012	533,027	$32.10

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during fiscal 2012 was $2,780.

Cash settled restricted share units carry generally the same terms and vesting requirements as stock settled restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of March 31, 2012 and 2011 was $1,313 and $1,214, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of March 31, 2012, there was a total of $11,509 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.34 years.

16. FINANCIAL AND OTHER GUARANTEES

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

Changes in our warranty liability during the periods presented are as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	2012	2011	2010
Balance, Beginning of Year	$7,509	$6,070	$7,573
Warranties issued during the period	19,944	11,185	8,706
Settlements made during the period	(16,264)	(9,746)	(10,209)
Balance, End of Year	$11,189	$7,509	$6,070

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $43,252 and $28,230 as of March 31, 2012 and March 31, 2011, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

17. FORWARD AND SWAP CONTRACTS

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We also enter into commodity swap contracts to economically hedge price changes in commodities that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At March 31, 2012, we held foreign currency forward contracts to buy 106.3 million Mexican pesos and 7.3 million Canadian dollars. At March 31, 2012, we held commodity swap contracts to buy 465,000 pounds of nickel.

	Asset Derivatives		Liability Derivatives
Balance Sheet Location	Fair Value at March 31, 2012	Fair Value at March 31, 2011	Fair Value at March 31, 2012	Fair Value at March 31, 2011
Prepaid & Other	$12	$1,483	$—	$—
Accrued expenses and other	$—	$—	$863	$41

	Consolidated Statements of Income	Amount of gain (loss) recognized in income
		Years Ended March 31,
		2012	2011	2010
Foreign currency forward contracts	Selling, general and administrative	$(1,115)	$1,696	$541
Commodity swap contracts	Cost of revenues	$(1,544)	$306	$826

18. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following tables show the fair value of our financial assets and liabilities at March 31, 2012, and 2011:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

		Fair Value Measurements at March 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$150,821	$150,821	$—	$—
Forward and swap contracts (1)	12	—	12	—
Investments (2)	3,032	3,032	—	—
Liabilities:
Forward and swap contracts (1)	$863	$—	$863	$—
Deferred compensation plans (2)	3,032	3,032	—	—
Long term debt (3)	210,000	—	243,999	—
Contingent consideration obligations (4)	6,892	—	—	6,892

		Fair Value Measurements at March 31, 2011
	Carrying Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$193,016	$193,016	$—	$—
Forward and swap contracts (1)	1,483	—	1,483	—
Investments (2)	2,493	2,493	—	—
Liabilities:
Forward and swap contracts (1)	$41	$—	$41	$—
Deferred compensation plans (2)	2,493	2,493	—	—
Long term debt (3)	210,000	—	237,167	—
Contingent consideration obligations (4)	4,984	—	—	4,984

(1)
The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.

(2)
We provide a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options. The Plan has been amended to disallow deferral elections of salary in respect of 2012 and subsequent calendar years and of commissions and other incentive compensation in respect fiscal year 2013 and subsequent periods. We hold investments, primarily comprised of mutual funds, to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Subject to plan terms, employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)).

(3)	We estimate the fair value of our long-term debt using discounted cash flow analysis, based on our current incremental borrowing rates for similar types of borrowing arrangements.

(4)
Contingent consideration obligations arise from prior business acquisitions. The fair values are based on discounted cash flow analyses reflecting the possible achievement of specified performance measures or events and captures the contractual nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the consolidated balance sheets as accrued expense (short-term) and other liabilities (long-term), as appropriate based on the contractual payment dates.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended March 31, 2012 are summarized as follows:

Contingent Consideration
Balance at March 31, 2010	$—
Additions	4,984
Balance at March 31, 2011	$4,984
Additions	4,484
(Gains)Losses	(2,454)
Foreign currency translation adjustments (a)	(122)
Balance at March 31, 2012	$6,892
(a) Reported in other comprehensive income (loss)

19. SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended March 31, 2012 that have not been disclosed.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

20. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31,	December 31,	September 30,	June 30,
Fiscal 2012 (1)
Revenues:
Product	$263,211	$239,403	$223,502	$202,013
Service	127,038	115,812	119,205	116,626
Total Revenues	390,249	355,215	342,707	318,639
Cost of Revenues:
Product	149,781	145,976	138,805	117,433
Service	76,243	71,233	70,593	68,281
Total Cost of Revenues	226,024	217,209	209,398	185,714
Gross Profit	164,225	138,006	133,309	132,925
Percentage of Revenues	42.1%	38.9%	38.9%	41.7%
Restructuring Expenses	(877)	1,164	99	258
Net Income	$44,171	$33,649	$29,564	$28,731
Basic Income Per Common Share:
Net income	$0.77	$0.58	$0.50	$0.48
Diluted Income Per Common Share:
Net income	$0.76	$0.58	$0.50	$0.48

Fiscal 2011 (2)
Revenues:
Product	$256,852	$212,622	$197,092	$77,272
Service	120,908	115,661	115,333	111,708
Total Revenues	377,760	328,283	312,425	188,980
Cost of Revenues:
Product	153,770	123,381	110,736	106,576
Service	67,963	67,888	66,634	64,338
Total Cost of Revenues	221,733	191,269	177,370	170,914
Gross Profit	156,027	137,014	135,055	18,066
Percentage of Revenues	41.3%	41.7%	43.2%	9.6%
Restructuring Expenses	779	(23)	105	341
Net Income	$39,000	$21,765	$35,711	$(45,210)
Basic Income Per Common Share:
Net income	$0.66	$0.37	$0.60	$(0.76)
Diluted Income Per Common Share:
Net income	$0.65	$0.36	$0.59	$(0.76)

(1)    The fiscal 2012 quarter ended March 31 includes the impact of the SYSTEM 1 Rebate Program as a $15,306 increase in product revenues and a $2,097 decrease in product cost of revenues.
(2)    The fiscal 2011 quarter ended June 30 includes the impact of the SYSTEM 1 Rebate Program as a $102,313 reduction in product revenues and a $7,691 increase in product cost of revenues. The fiscal 2011 quarter ended December 31 includes the impact of the class action settlement as a $19,796 increase in selling, general and administrative expenses.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2012
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$9,085	$2,901		$1,520	(3)	$(2,078)	(4)	$11,428
Inventory valuation reserve	10,122	5,304	(2)	(114)	(3)	—		15,312
Deferred tax asset valuation allowance	11,421	1,360		(435)		(504)		11,842
Recorded within liabilities:
Casualty loss reserves	$13,037	$1,205		$(792)		$(2,674)		$10,776
Accrued SYSTEM 1 Rebate Program and class action settlement	127,683	(17,403)	(5)	—		(41,215)		69,065
Year ended March 31, 2011
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$9,238	$2,016		$26	(3)	$(2,195)	(4)	$9,085
Inventory valuation reserve	10,557	(638)	(2)	203	(3)	—		10,122
Deferred tax asset valuation allowance	9,880	970		2,240		(1,669)		11,421
Recorded within liabilities:
Casualty loss reserves	$13,130	$2,952		$—		$(3,045)		$13,037
Accrued SYSTEM 1 Rebate Program and class action settlement	—	129,800	(6)	—		(2,117)		127,683
Year ended March 31, 2010
Deducted from asset accounts:
Allowance for trade accounts receivable(1)	$10,728	$948		$101	(3)	$(2,539)	(4)	$9,238
Inventory valuation reserve	15,025	(5,205)	(2)	737	(3)	—		10,557
Deferred tax asset valuation allowance	9,956	741		75		(892)		9,880
Recorded within liabilities:
Casualty loss reserves	$15,277	$753		$—		$(2,900)		$13,130

(1)	Net allowance for doubtful accounts and allowance for sales and returns.

(2)	Provision for excess and obsolete inventory, net of inventory written off.

(3)	Change in foreign currency exchange rates and acquired reserves.

(4)	Uncollectible accounts written off, net of recoveries.

(5)	Adjustments were classified as follows: $15,306 as an increase to revenues and $2,097 as a decrease to cost of revenues.

(6)	Charges were classified as follows: $102,313 as a reduction of revenues, $7,691 as cost of revenues, and $19,796 as selling, general and administrative expenses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the PEO and PFO have determined that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15(d)-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2012.
The effectiveness of our internal controls over financial reporting as of March 31, 2012 has been audited by our independent registered public accounting firm, Ernst & Young LLP. Management's Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On May 29, 2012, the Compensation Committee of the Company's Board of Directors approved a new Executive Severance Plan - the STERIS Corporation Senior Executive Severance Plan (“Plan”) and authorized providing notices of termination of “Change in Control” Agreements currently in effect with all named executive officers and certain other Company executives. The Plan will initially cover the following named executive officers of the Company: Walter M Rosebrough, Jr., Timothy L. Chapman, Robert E. Moss and Michael J. Tokich, as well as certain other Company executives. Also on May 29, 2012, all of the named executive officers were notified that their Change in Control agreements will be terminated. As a result, unless terminated earlier pursuant to a specific provision, these agreements will expire and will not apply to any Change of Control (as defined in those agreements) occurring after March 31, 2014.

Under the Plan, a participant who terminates employment with the Company for Good Reason (as defined), or whose employment is terminated by the Company other than for Cause (as defined) will be entitled to severance benefits. Generally, severance benefits will consist of severance pay equal to the participant's annual base salary, payable over twelve months, incentive compensation (bonus) for the fiscal year in which the termination occurs based upon financial performance targets achieved (and prorated to reflect the participant's actual period of participation), and reimbursement for continuing medical and dental coverage for up to twelve months under the Company's plans. Payment of severance benefits is contingent on the participant's execution of a release of claims against the Company. If the termination is in conjunction with a Change in Control (as defined) and within specified time frames, the severance pay amount will equal two times the participant's annual base salary, also payable over a twelve month period. The Plan or a participant's participation in the Plan may be terminated by the Company upon twelve months notice, with some limitations. An executive who is covered by both an agreement or other arrangement providing benefits in the nature of severance and by the Plan, will be entitled to receive benefits under whichever provides for greater benefits, but not both.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees” and “Shareholder Nominations of Directors and Nominee Criteria” of our definitive proxy statement to be filed with the SEC in connection with our 2012 Annual Meeting of Shareholders (the “Proxy Statement”).
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

This Annual Report on Form 10-K incorporates by reference the information appearing under the captions “Ownership of Voting Securities” of the Proxy Statement.
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,312,602	27.16	4,565,334
Equity compensation plans not approved by security holders	—	—	—
Total	3,312,602	27.16	4,565,334

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2012 and 2011.
Consolidated Statements of Income – Years ended March 31, 2012, 2011, and 2010.
Consolidated Statements of Cash Flows – Years ended March 31, 2012, 2011, and 2010.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2012, 2011, and 2010.
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
3.1
1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2
Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Amended and Restated Non-Qualified Stock Option Plan (filed as Exhibit 10.1 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).*

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 10.2 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).*

10.3
STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4
STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

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

10.13
STERIS Corporation Form of Restricted Stock Unit Agreement for Employees (filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.15
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.16
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.17
STERIS Corporation Form of Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.18
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.19
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.20
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.21
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.22
STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective July 28, 2011) (filed as Exhibit A to Schedule 14A (Definitive Proxy Statement) filed June 7, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.23
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees~~.~~ (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.24
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.25
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference.*

10.26
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.27	STERIS Corporation Form of Restricted Stock Agreement for Employees.*

10.28	STERIS Corporation Form of Restricted Stock Agreement for Employees.*

10.29	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.30
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.31
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.32
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.33	STERIS Corporation Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.34
STERIS Corporation Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2010 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed June 8, 2010 (Commission File No. 1-14643), and incorporated herein by reference).*

10.35
Form of Change of Control Agreement between STERIS Corporation and certain executive officers of STERIS Corporation other than Mr. Walter M Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.36
Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.37
Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.38
Executive Retention Agreement dated April 1, 2010 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.1 to Form10-Q for the fiscal quarter ended June 30, 2010 (Commission File No. 1-14643), and incorporated herein by reference).*

10.39
Form of Indemnification Agreement between STERIS Corporation and each of its directors and executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.40
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.41
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.42
Form of Note Purchase Agreements, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.43
First Amendment dated as of August 15, 2008 to Note Purchase Agreements dated as of December 17, 2003 between STERIS Corporation and certain institutional investors (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.44
Subsidiary Guaranty dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.45
Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.46
Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2003 Senior Notes] (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.47
Guaranty Supplement dated December 7, 2010 by PeriOptimum, Inc. and STERIS Corporation (filed as Exhibit 10.42 to Form 10-K for the fiscal year ended March 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.48
Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.49
Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.50
Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2008 Senior Notes] (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.51
Guaranty Supplement dated December 7, 2010 by PeriOptimum, Inc. and STERIS Corporation (filed as Exhibit 10.45 to Form 10-K for the fiscal year ended March 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

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

STERIS CORPORATION (Registrant)

Date:	May 29, 2012	By:	/S/ MICHAEL J. TOKICH
Michael J. Tokich
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M. ROSEBROUGH, JR.	President, Chief Executive Officer and Director	May 29, 2012
Walter M Rosebrough, Jr.
/S/ MICHAEL J. TOKICH	Senior Vice President and Chief Financial Officer	May 29, 2012
Michael J. Tokich
*	Chairman and Director	May 29, 2012
John P. Wareham
*	Director	May 29, 2012
Richard C. Breeden
*	Director	May 29, 2012
Cynthia L. Feldmann
*	Director	May 29, 2012
David B. Lewis
*	Director	May 29, 2012
Jacqueline B. Kosecoff
*	Director	May 29, 2012
Kevin M. McMullen
*	Director	May 29, 2012
Mohsen M. Sohi
*	Director	May 29, 2012
Loyal W. Wilson
*	Director	May 29, 2012
Michael B. Wood

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

		By:	/s/ MARK D. MCGINLEY
Date:	May 29, 2012	Mark D. McGinley, Attorney-in-Fact for Directors

EXHIBIT INDEX

(a)

Exhibit Number	Exhibit Description
3.1
1992 Amended Articles of Incorporation of STERIS Corporation, as amended on May 14, 1996, November 6, 1996, and August 6, 1998 (filed as Exhibit 3.1 to Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 1-14643), and incorporated herein by reference).

3.2
Amended and Restated Regulations of STERIS Corporation, as amended on July 26, 2007 (filed as Exhibit 3.2 to Form 10-Q for the fiscal quarter ended June 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Amended and Restated Non-Qualified Stock Option Plan (filed as Exhibit 10.1 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.2	STERIS Corporation 1994 Equity Compensation Plan (filed as Exhibit 10.2 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.3
STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

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

10.13
STERIS Corporation Form of Restricted Stock Unit Agreement for Employees (filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.15
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.16
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.17
STERIS Corporation Form of Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.18
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.19
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.20
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).

10.21
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).

10.22
STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective July 28, 2011) (filed as Exhibit A to Schedule 14A (Definitive Proxy Statement) filed June 7, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.23
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees~~.~~ (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).

10.24
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).

10.25
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference.

10.26
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.27	STERIS Corporation Form of Restricted Stock Agreement for Employees.

10.28	STERIS Corporation Form of Restricted Stock Agreement for Employees.

10.29	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

10.30
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.31
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.32
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.33	STERIS Corporation Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).

10.34
STERIS Corporation Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2010 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed June 8, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.35
Form of Change of Control Agreement between STERIS Corporation and certain executive officers of STERIS Corporation other than Mr. Walter M Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).

10.36
Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.37
Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).

10.38
Executive Retention Agreement dated April 1, 2010 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.1 to Form10-Q for the fiscal quarter ended June 30, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.39
Form of Indemnification Agreement between STERIS Corporation and each of its directors and executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.40
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.41
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.42
Form of Note Purchase Agreements, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.43
First Amendment dated as of August 15, 2008 to Note Purchase Agreements dated as of December 17, 2003 between STERIS Corporation and certain institutional investors (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.44
Subsidiary Guaranty dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.45
Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.46
Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2003 Senior Notes] (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.47
Guaranty Supplement dated December 7, 2010 by PeriOptimum, Inc. and STERIS Corporation (filed as Exhibit 10.42 to Form 10-K for the fiscal year ended March 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.48
Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.49
Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.50
Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2008 Senior Notes] (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.51
Guaranty Supplement dated December 7, 2010 by PeriOptimum, Inc. and STERIS Corporation (filed as Exhibit 10.45 to Form 10-K for the fiscal year ended March 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

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