Form 10-K/A
period 2012-03-31
STERIS CORP
filed 2012-05-30
CIK 815065

United States Securities and Exchange Commission
Washington, D. C. 20549
 ___________________________________________________________________
FORM 10-K/A
Amendment No. 1
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
Portions of the Proxy Statement for the 2012 Annual Meeting – Part III

EXPLANATORY NOTE

The STERIS Corporation (the “Company” “we” and “us”) is filing this Amendment No. 1 on Form 10-K/A in order to amend the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on May 29, 2012 for the sole purpose of filing the Interactive Data File as Exhibit 101. The attached Exhibit 101 was omitted from our original 10-K filing.
No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

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
(a) (3) All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS CORPORATION (Registrant)

Date:	May 30, 2012	By:	/S/ MICHAEL J. TOKICH
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

10.27*	STERIS Corporation Form of Restricted Stock Agreement for Employees.

10.28*	STERIS Corporation Form of Restricted Stock Agreement for Employees.

10.29	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).

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

21.1*	Subsidiaries of STERIS Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney.

31.1*	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

* Previously filed with the Company's Form 10-K for the fiscal year ended March 31, 2012.