Form 10-Q
period 2012-06-30
STERIS CORP
filed 2012-08-02
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of July 27, 2012: 58,091,568

STERIS Corporation and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2012	March 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$186,731	$150,821
Accounts receivable (net of allowances of $9,719 and $11,428, respectively)	245,587	280,324
Inventories, net	162,085	157,712
Deferred income taxes, net	40,451	43,211
Prepaid expenses and other current assets	20,651	19,815
Total current assets	655,505	651,883
Property, plant, and equipment, net	385,847	386,409
Goodwill and intangibles, net	331,852	337,784
Other assets	30,142	29,620
Total assets	$1,403,346	$1,405,696
Liabilities and equity
Current liabilities:
Accounts payable	$73,716	$83,188
Accrued income taxes	5,887	—
Accrued payroll and other related liabilities	33,085	29,899
Accrued SYSTEM 1 Rebate Program and class action settlement	59,823	69,065
Accrued expenses and other	97,703	96,243
Total current liabilities	270,214	278,395
Long-term indebtedness	210,000	210,000
Deferred income taxes, net	40,017	42,703
Other liabilities	49,721	51,934
Total liabilities	$569,952	$583,032
Commitments and contingencies (see note 9)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 58,082 and 57,733 shares outstanding, respectively	238,704	244,091
Common shares held in treasury, 11,958 and 12,307 shares, respectively	(340,624)	(350,718)
Retained earnings	934,888	914,401
Accumulated other comprehensive income	(824)	13,627
Total shareholders’ equity	832,144	821,401
Noncontrolling interest	1,250	1,263
Total equity	833,394	822,664
Total liabilities and equity	$1,403,346	$1,405,696
See notes to consolidated financial statements.
STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Revenues:
Product	$213,753	$202,013
Service	123,207	116,626
Total revenues	336,960	318,639
Cost of revenues:
Product	125,482	117,433
Service	74,226	68,281
Total cost of revenues	199,708	185,714
Gross profit	137,252	132,925
Operating expenses:
Selling, general, and administrative	79,774	77,009
Research and development	9,312	8,757
Restructuring expenses	(136)	258
Total operating expenses	88,950	86,024
Income from operations	48,302	46,901
Non-operating expenses, net:
Interest expense	2,972	2,997
Interest income and miscellaneous expense	(260)	107
Total non-operating expenses, net	2,712	3,104
Income before income tax expense	45,590	43,797
Income tax expense	15,236	15,066
Net income	$30,354	$28,731
Net income per common share
Basic	$0.52	$0.48
Diluted	$0.52	$0.48
Cash dividends declared per common share outstanding	$0.17	$0.15

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Net income	$30,354	$28,731
Unrealized (loss) gain on available for sale securities	(98)	7
Amortization of pension and postretirement benefit plans costs, net of taxes	(175)	(270)
Change in cummulative foreign currency translation adjustment	(14,178)	9,313
Total other comprehensive (loss) income	(14,451)	9,050
Comprehensive income	$15,903	$37,781

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Operating activities:
Net income	$30,354	$28,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	14,337	14,435
Deferred income taxes	(432)	9,828
Share-based compensation expense	1,660	1,918
Loss on the disposal of property, plant, equipment, and intangibles, net	174	314
Other items	(230)	2,937
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	32,257	34,164
Inventories, net	(7,286)	(20,830)
Other current assets	(1,014)	(3,422)
Accounts payable	(8,300)	(23,357)
Accrued SYSTEM 1 Rebate Program and class action settlement	(9,242)	(6,536)
Accruals and other, net	8,989	(26,201)
Net cash provided by operating activities	61,267	11,981
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(15,542)	(15,588)
Proceeds from the sale of property, plant, equipment, and intangibles	17	—
Acquisition of business, net of cash acquired	—	(22,269)
Net cash used in investing activities	(15,525)	(37,857)
Financing activities:
Repurchases of common shares	(1,117)	(6,131)
Cash dividends paid to common shareholders	(9,867)	(8,913)
Stock option and other equity transactions, net	3,457	2,457
Tax benefit from stock options exercised	525	610
Net cash used in financing activities	(7,002)	(11,977)
Effect of exchange rate changes on cash and cash equivalents	(2,830)	953
Increase (decrease) in cash and cash equivalents	35,910	(36,900)
Cash and cash equivalents at beginning of period	150,821	193,016
Cash and cash equivalents at end of period	$186,731	$156,116

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2012 and 2011
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

We operate in three reportable business segments: Healthcare, Life Sciences, and STERIS Isomedix Services (“Isomedix”). We describe our business segments in note 10 to our consolidated financial statements titled, “Business Segment Information.” Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012. The Consolidated Balance Sheet at March 31, 2012 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate inter-company accounts and transactions when we consolidate these accounts.

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2012 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2013.

Recently Adopted Accounting Pronouncements

    In June 2011, the FASB issued an accounting standard update titled "Presentation of Comprehensive Income," amending Accounting Standards Codification ASC Topic 220, "Comprehensive Income." This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective retrospectively for the interim periods and annual periods beginning after December 15, 2011; however, the FASB agreed to an indefinite deferral of the reclassification requirement as defined in accounting standard update titled "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income," issued in December 2011. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

Significant Accounting Policies

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2012.

2. Restructuring

The following summarizes our restructuring plans announced in prior fiscal years. We recognize restructuring expenses as incurred. In addition, we assess the property, plant and equipment associated with the related facilities for impairment. Additional information regarding our restructuring plans is included in our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012.

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

Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $8,072 related to these actions, of which $6,975 was recorded as restructuring expenses and $1,097 was recorded in cost of revenues. We do not expect to incur any significant restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.

The following table summarizes our total pre-tax restructuring expenses for the first quarters of fiscal 2013 and fiscal 2012:

Three Months Ended June 30,	Fiscal 2010 Restructuring Plan (1)		Fiscal 2008 Restructuring Plan		Total
	2012	2011	2012	2011	2012	2011
Severance and other compensation related costs	$(119)	$(55)	$—	$—	$(119)	$(55)
Product rationalization	—	335	—	—	—	335
Asset impairment and accelerated depreciation	(17)	92	—	—	(17)	92
Lease termination obligation and other	—	—	—	(152)	—	(152)
Total restructuring charges	$(136)	$372	$—	$(152)	$(136)	$220

(1)	Includes $(38) in charges recorded in cost of revenues on Consolidated Statements of Income for 2011.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)

	Fiscal 2010 Restructuring Plan
		Fiscal 2013
	March 31, 2012	Provision (1)	Payments/ Impairments (2)	June 30, 2012
Severance and termination benefits	$659	$(119)	$28	$568
Asset impairments and accelerated depreciation	—	(17)	17	—
Lease termination obligations	947	—	(336)	611
Other	76	—	—	76
Total	$1,682	$(136)	$(291)	$1,255
(1) Includes curtailment benefit of $125 related to International defined benefit plan. Additional information is included in note 8, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	June 30, 2012	March 31, 2012
Land and land improvements (1)	$33,960	$33,099
Buildings and leasehold improvements	227,844	230,823
Machinery and equipment	302,893	301,665
Information systems	106,120	110,130
Radioisotope	216,176	210,899
Construction in progress (1)	27,170	22,811
Total property, plant, and equipment	914,163	909,427
Less: accumulated depreciation and depletion	(528,316)	(523,018)
Property, plant, and equipment, net	$385,847	$386,409

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

4. Inventories, Net

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

	June 30, 2012	March 31, 2012
Raw materials	$56,881	$56,525
Work in process	25,823	25,236
Finished goods	108,790	109,422
LIFO reserve	(15,783)	(18,158)
Reserve for excess and obsolete inventory	(13,626)	(15,313)
Inventories, net	$162,085	$157,712

5. Debt

Indebtedness was as follows:

	June 30, 2012	March 31, 2012
Private Placement	$210,000	$210,000
Credit facility	—	—
Total long term debt	$210,000	$210,000

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012.

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2012	March 31, 2012
Accrued payroll and other related liabilities:
Compensation and related items	$13,162	$9,273
Accrued vacation/paid time off	6,045	6,583
Accrued bonuses	4,927	750
Accrued employee commissions	5,399	9,845
Other postretirement benefit obligations-current portion	3,255	3,255
Other employee benefit plans' obligations-current portion	297	193
Total accrued payroll and other related liabilities	$33,085	$29,899
Accrued expenses and other:
Deferred revenues	$53,220	$51,412
Self-insured risk reserves-current portion	3,266	3,006
Accrued dealer commissions	8,677	9,171
Accrued warranty	12,616	11,189
Other	19,924	21,465
Total accrued expenses and other	$97,703	$96,243
Other liabilities:
Self-insured risk reserves-long-term portion	$8,786	$8,786
Other postretirement benefit obligations-long-term portion	20,841	21,639
Defined benefit pension plans obligations-long-term portion	8,925	9,881
Other employee benefit plans obligations-long-term portion	4,196	4,486
Accrued long-term income taxes	1,983	1,925
Other	4,990	5,217
Total other liabilities	$49,721	$51,934

7. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended June 30, 2012 and 2011 were 33.4% and 34.4% respectively. During the first quarter of fiscal 2013, we benefited from higher projected income in lower tax rate jurisdictions.

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

As of June 30, 2012 and March 31, 2012, we had $1,527 in unrecognized tax benefits, of which $1,242 would favorably impact the effective tax rate if recognized. We believe that it is reasonably possible that unrecognized tax benefits could decrease by up to $1,124 within 12 months of June 30, 2012, primarily as a result of settlements with tax authorities. As of June 30, 2012, we have recognized a liability for interest of $994 and penalties of $64.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state, and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2010 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2008. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.

8. Benefit Plans

We provide defined benefit pension plans for certain current and former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement welfare benefits plan for two groups of United States employees; including the same employees who receive pension benefits under the United States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012.

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended June 30,	2012	2011	2012	2011	2012	2011
Service cost	$37	$51	$20	$127	$—	$—
Interest cost	523	609	18	74	217	248
Expected return on plan assets	(834)	(821)	(24)	(75)	—	—
Amortization of loss	333	267	—	—	181	106
Curtailment	—	—	(125)	—	—	—
Amortization of prior service cost	—	—	—	—	(816)	(816)
Net periodic benefit cost (income)	$59	$106	$(111)	$126	$(418)	$(462)

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

9. Commitments and contingencies

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
As previously disclosed, we received a warning letter (the “warning letter”) from the FDA on May 16, 2008 regarding our SYSTEM 1® sterile processor and the STERIS 20 sterilant used with the processor (sometimes referred to collectively in the FDA letter and in this note 9 as the “device”). Among other matters, the warning letter included the FDA's assertion that significant changes or modifications had been made in the design, components, method of manufacture, or intended use of the device beyond the FDA's 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law. On July 30, 2008 (with an Addendum on October 9, 2008), we provided a detailed response contending that the assertions in the warning letter were not correct. On November 4, 2008, we received a letter from the FDA (dated November 3, 2008) in which the FDA stated without elaboration that, after reviewing our response, it disagreed with our position and that a new premarket notification submission was required. After discussions with the FDA regarding the November 3rd letter, we received an additional letter on November 6, 2008 from the FDA. The November 6th letter stated that the intent of the November 3rd letter was to inform us of the FDA's preliminary disagreement with our response to the warning letter and, before finalizing a position, the FDA reiterated that it wanted to meet with us to discuss the Company's response, issues related to the warning letter and next steps to resolve any differences between the Company and the FDA. We thereafter met with the FDA and, on January 20, 2009, we announced that we had submitted to the FDA a new liquid chemical sterilant processing system for 510(k) clearance, and we communicated to Customers that we would continue supporting the existing SYSTEM 1 installed base in the U.S. for at least a two year period from that date.
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
Our assumptions regarding the response of our Customers to the Rebate Program could be wrong and actual results could be different from these estimates. Through June 30, 2012, Customers have utilized or committed to utilize rebates totaling approximately $63,600 on orders placed since the initiation of the Rebate Program. If all eligible Customers holding the remaining outstanding SYSTEM 1 units elect the maximum incentive rebate associated with the SYSTEM 1E processor rebate, the total estimated rebate program cost would increase to approximately $93,000. Conversely, if all eligible Customers holding the remaining outstanding SYSTEM 1 units elect the cash rebate option, the total estimated rebate program cost would decrease to approximately $75,000.
The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this note 9 and in various portions of Item 1A. of Part I of our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012.
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
On May 31, 2012, our Albert Browne Limited subsidiary received a warning letter from the FDA regarding chemical indicators manufactured in the United Kingdom. These devices are intended for the monitoring of certain sterilization and other processes. The FDA warning letter states that the agency has concerns regarding operational business processes. We do not believe that the FDA's concerns are related to product performance, or that they result from Customer complaints. We do not currently believe that the impact of this event will have a material adverse effect on our financial results.
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
Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012, and in Item 1 of Part II of this Form 10-Q titled, “Legal Proceedings.”

10. Business Segment Information

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

The accounting policies for reportable segments are the same as those for the consolidated Company. For the three month period ended June 30, 2012, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012, dated with the SEC on May 29, 2012.

Financial information for each of our segments is presented in the following tables:

	Three Months Ended June 30,
	2012	2011
Revenues:
Healthcare	$229,514	$223,224
Life Sciences	60,496	52,868
Isomedix	46,056	42,003
Total reportable segments	336,066	318,095
Corporate and other	894	544
Total revenues	$336,960	$318,639
Operating income:
Healthcare	$22,730	$26,268
Life Sciences	11,854	9,459
Isomedix	15,578	12,959
Total reportable segments	50,162	48,686
Corporate and other	(1,860)	(1,785)
Total operating income	$48,302	$46,901

11. Common Shares

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

	Three Months Ended June 30,
	2012	2011
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	57,911	59,255
Dilutive effect of common share equivalents	401	848
Weighted average common shares outstanding and common share equivalents—diluted	58,312	60,103

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
	2012	2011
(shares in thousands)
Number of common share options	1,124	306

12. Repurchases of Common Shares

During the first quarter of fiscal 2013, we obtained 42,151 of our common shares in connection with stock based compensation award programs. At June 30, 2012, $118,460 of STERIS common shares remained authorized for repurchase pursuant to the most recent Board approved repurchase authorization (the March 2008 Board Authorization). Also, 11,957,838 common shares were held in treasury at June 30, 2012.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally may cliff vest after a three or four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of June 30, 2012, 4,086,493 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first three months of fiscal 2013 and fiscal 2012:

	Fiscal 2013	Fiscal 2012
Risk-free interest rate	1.22%	2.40%
Expected life of options	5.64 years	5.53 years
Expected dividend yield of stock	2.14%	1.31%
Expected volatility of stock	31.19%	29.92%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 1.83% and 2.08% was applied in fiscal 2013 and 2012, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at March 31, 2012	3,312,602	$27.16
Granted	264,771	29.94
Exercised	(166,030)	22.12
Forfeited	(5,308)	30.98
Canceled	(3,800)	19.60
Outstanding at June 30, 2012	3,402,235	$27.62	5.50	years	$14,391
Exercisable at June 30, 2012	2,661,323	$26.74	4.60	years	$12,867

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2012 and 2011
(dollars in thousands)

We estimate that 721,086 of the non-vested stock options outstanding at June 30, 2012 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $31.37 closing price of our common shares on June 30, 2012 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first three months of fiscal 2013 and fiscal 2012 was $1,364 and $1,578, respectively. Net cash proceeds from the exercise of stock options were $3,457 and $2,457 for the first three months of fiscal 2013 and fiscal 2012, respectively. The tax benefit from stock option exercises was $525 and $610 for the first three months of fiscal 2013 and fiscal 2012, respectively.

The weighted average grant date fair value of stock option grants was $7.18 and $9.97 for the first three months of fiscal 2013 and fiscal 2012, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of June 30, 2012 and 2011 was $767 and $1,198, respectively. The fair value of outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2012	533,027	$32.10
Granted	225,143	29.94
Vested	(98,089)	24.63
Canceled	(4,460)	33.53
Non-vested at June 30, 2012	655,621	$32.46

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first three months of fiscal 2013 was $2,416.

Cash settled restricted share units carry generally the same terms and vesting requirements as stock settled restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of June 30, 2012 and 2011 was $1,091 and $1,614, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of June 30, 2012, there was a total of $17,846 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.81 years.

14. Financial and Other Guarantees

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

Changes in our warranty liability during the first three months of fiscal 2013 were as follows:

Balance, March 31, 2012	$11,189
Warranties issued during the period	5,619
Settlements made during the period	(4,192)
Balance, June 30, 2012	$12,616

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $44,790 and $43,252 as of June 30, 2012 and March 31, 2012, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

15. Forward and Swap Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We also enter into commodity swap contracts to hedge price changes in commodities that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2012, we held foreign currency forward contracts to buy 106.3 million Mexican peso's and 2.3 million Canadian dollars. At June 30, 2012, we held commodity swap contracts to buy 391,000 pounds of nickel.

	Asset Derivatives		Liability Derivatives
Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Location	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Prepaid & Other	$103	$12	$—	$—
Accrued expenses and other	$—	$—	$791	$863

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2012	2011
Foreign currency forward contracts	Selling, general and administrative	$(317)	$266
Commodity swap contracts	Cost of revenues	$(220)	$(479)

16. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at June 30, 2012:

			Fair Value Measurements at June 30, Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2012	2011	2012	2011	2012	2011	2012	2011
Assets:
Cash and cash equivalents	$186,731	$156,116	$186,731	$156,116	$—	$—	$—	$—
Forward and swap contracts (1)	103	346	—	—	103	346	—	—
Investments (2)	3,007	2,790	3,007	2,790	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$791	$324	$—	$—	$791	$324	$—	$—
Deferred compensation plans (2)	2,988	2,790	2,988	2,790	—	—	—	—
Long term debt (3)	210,000	210,000	—	—	246,306	240,957	—	—
Contingent consideration obligations (4)	6,555	10,138	—	—	—	—	6,555	10,138

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2012 are summarized as follows:

Contingent Consideration
Balance at March 31, 2012	$6,953
Losses	33
Settlements	(9)
Foreign currency translation adjustments (1)	(422)
Balance at June 30, 2012	$6,555
(1) Reported in other comprehensive income (loss).

17. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended June 30, 2012, except for the acquisition noted below. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K.
On July 17, 2012, STERIS Corporation announced the signing of a definitive agreement to acquire all the outstanding shares of privately-owned United States Endoscopy Group, Inc. (US Endoscopy). US Endoscopy is a leader in the design, manufacture and sale of therapeutic and diagnostic medical devices and support accessories used in the gastrointestinal (GI) endoscopy markets worldwide. STERIS has agreed to pay $270,000 in an all cash transaction to acquire US Endoscopy.
The transaction is subject to certain closing conditions and is expected to close by the end of the second quarter of fiscal 2013. STERIS will finance the acquisition through a combination of cash on hand and borrowings under its existing credit facility. The business will be integrated into STERIS's Healthcare business segment. STERIS will also be purchasing certain land and buildings utilized by the US Endoscopy business for approximately $7,000.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation
We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries, as of June 30, 2012, the related consolidated statements of income for the three-month periods ended June 30, 2012 and 2011, the consolidated statements of comprehensive income for the three-month periods ended June 30, 2012 and 2011, and cash flows for the three-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards generally accepted in the United States of America, the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Cleveland, Ohio
August 2, 2012

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2013 and fiscal 2012. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2012, dated with the SEC on May 29, 2012. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

•
Product Revenues – We define product revenues as revenues generated from sales of capital equipment, which includes steam sterilizers, low temperature liquid chemical sterilant processing systems, washing systems, VHP® technology, water stills, and pure steam generators; integrated OR; surgical lights and tables; and the consumable family of products, which includes SYSTEM 1 and 1E consumables, V-Pro consumables, sterility assurance products, skin care products, and cleaning consumables.

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

•
Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes SYSTEM 1 and 1E consumables, V-Pro consumables, sterility assurance products, skin care products, and cleaning consumables.

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

Fiscal 2013 first quarter revenues were $337.0 million representing an increase of 5.7% over the prior year reflecting increases in all three reportable business segments. Our gross margin percentage for the fiscal 2013 first quarter was 40.7% compared to 41.7% in the fiscal 2012 period. The 100 basis point decrease is driven primarily by lower SYSTEM 1 consumable volume. Fiscal 2013 first quarter operating income was $48.3 million compared with $46.9 million for the fiscal 2012 first quarter.

Cash flows from operations were $61.3 million and free cash flow was $45.7 million in the first three months of fiscal 2013 compared to a negative $3.6 million in the prior year first three months, reflecting lower working capital requirements specifically the anticipated reduction of SYSTEM 1E related inventory, lower days sales outstanding and lower cash usage to fund compensation related obligations (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 20.2% at June 30, 2012 and 20.4% at March 31, 2012. During the first three months of fiscal 2013, we declared and paid quarterly cash dividends of $0.17 per common share.

Additional information regarding our fiscal 2013 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2013, our revenues were unfavorably impacted by $3.8 million, or 1.10%, and income before taxes was favorably impacted by $3.2 million, or 7.45%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the three month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(dollars in thousands)	2012	2011
Net cash flows provided by operating activities	$61,267	$11,981
Purchases of property, plant, equipment and intangibles, net	(15,542)	(15,588)
Proceeds from the sale of property, plant, equipment and intangibles	17	—
Free cash flow (usage)	$45,742	$(3,607)

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2013 compared with the same fiscal 2012 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three months ended June 30, 2012 to the revenues for the three months ended June 30, 2011:

	Three Months Ended June 30,
(dollars in thousands)	2012	2011	Change	Percent Change

Total revenues	$336,960	$318,639	$18,321	5.7%

Revenues by type:
Capital equipment revenues	138,418	124,619	13,799	11.1%
Consumable revenues	75,335	77,394	(2,059)	(2.7)%
Service revenues	123,207	116,626	6,581	5.6%

Revenues by geography:
United States revenues	262,404	244,836	17,568	7.2%
International revenues	74,556	73,803	753	1.0%

NM - Not meaningful.

Revenues increased $18.3 million, or 5.7%, to $337.0 million for the quarter ended June 30, 2012, as compared to $318.6 million for the same prior year quarter. Capital revenues increased $13.8 million in the first quarter of fiscal 2013, as compared to the first quarter of fiscal 2012. Capital equipment revenues increased in both the Healthcare and Life Sciences segments. Within Healthcare, the increase was attributable to growth in both surgical and infection prevention technologies, including SYSTEM 1E units. Within Life Sciences, capital equipment revenue growth occurred across all geographies and was driven primarily by replacement product purchases by pharmaceutical Customers. Consumable revenues decreased $2.1 million for the quarter ended June 30, 2012, as compared to the prior year quarter, primarily driven by decreases within the Healthcare segment attributable to reductions in SYSTEM 1 consumable volume. Service revenues increased $6.6 million in the first quarter of fiscal 2013 primarily driven by an increase in Isomedix, although both the Healthcare and Life Sciences business segments also experienced growth in service revenues of 3%.

United States revenues increased $17.6 million, or 7.2%, to $262.4 million for the quarter ended June 30, 2012, as compared to $244.8 million for the same prior year quarter. Increases in capital equipment revenues in both the Healthcare and Life Sciences business segments combined with growth in service revenues drove the increase. These increases were partially offset by a decline in consumable revenues driven by the decline in SYSTEM 1 consumable volume.

International revenues increased $0.8 million, or 1.0%, to $74.6 million for the quarter ended June 30, 2012, as compared to $73.8 million for the same prior year quarter. Increases in capital equipment revenues in Canada and Europe more than offset declines in international consumable and service revenues.

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2012 to the three months ended June 30, 2011:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Gross profit:
Product	$88,271	$84,580	$3,691	4.4%
Service	48,981	48,345	636	1.3%
Total gross profit	$137,252	$132,925	$4,327	3.3%
Gross profit percentage:
Product	41.3%	41.9%
Service	39.8%	41.5%
Total gross profit percentage	40.7%	41.7%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the first quarter of fiscal 2013 amounted to 40.7% as compared to the first quarter of fiscal 2012 gross profit percentage of 41.7%. The gross profit percentage decreased 100 basis points. The decrease resulted primarily from a net reduction of 190 basis points due to declines in volume, particularly the decline in SYSTEM 1 consumable volume, which was partially offset by a 80 basis point favorable impact of changes in foreign currency.

Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2012 to the three months ended June 30, 2011:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating expenses:
Selling, general, and administrative	$79,774	$77,009	$2,765	3.6%
Research and development	9,312	8,757	555	6.3%
Restructuring expenses	(136)	258	(394)	NM
Total operating expenses	$88,950	$86,024	$2,926	3.4%
NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. The increase of 3.6% in the first quarter of fiscal 2013 over the first quarter of fiscal 2012 is attributable to volume related fees and increased spending related to SYSTEM 1E product reliability within our Healthcare business segment during fiscal 2013.

For the three month period ended June 30, 2012, research and development expenses increased 6.3%. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2013, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.

Restructuring expenses incurred during the first quarters of fiscal 2013 and fiscal 2012 related to a previously announced restructuring plans. The following table summarizes our total pre-tax restructuring expenses for the first quarters of fiscal 2013 and fiscal 2012:

Three Months Ended June 30,	Fiscal 2010 Restructuring Plan (1)		Fiscal 2008 Restructuring Plan		Total
	2012	2011	2012	2011	2012	2011
Severance and other compensation related costs	$(119)	$(55)	$—	$—	$(119)	$(55)
Product rationalization	—	335	—	—	—	335
Asset impairment and accelerated depreciation	(17)	92	—	—	(17)	92
Lease termination obligation and other	—	—	—	(152)	—	(152)
Total restructuring charges	$(136)	$372	$—	$(152)	$(136)	$220

(1)	Includes $(38) in charges recorded in cost of revenues on Consolidated Statements of Income for 2011.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
	March 31, 2012	Fiscal 2013		June 30, 2012
(dollars in thousands)		Provision (1)	Payments/ Impairments (2)
Severance and termination benefits	$659	$(119)	$28	$568
Asset impairments and accelerated depreciation	—	(17)	17	—
Lease termination obligations	947	—	(336)	611
Other	76	—	—	76
Total	$1,682	$(136)	$(291)	$1,255
(1) Includes curtailment benefit of $125 related to International defined benefit plan. Additional information is included in note 8, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our net non-operating expenses for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(dollars in thousands)	2012	2011	Change
Non-operating expenses, net:
Interest expense	$2,972	$2,997	$(25)
Interest income and miscellaneous expense	(260)	107	(367)
Non-operating expenses, net	$2,712	$3,104	$(392)

Interest expense during the three month periods was approximately the same. Interest income and miscellaneous expense decreased $0.4 million for the three month period as compared with the same prior year period as interest income exceeded miscellaneous expense.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended June 30, 2012 to the three months ended June 30, 2011:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Income tax expense	$15,236	$15,066	$170	1.1%
Effective income tax rate	33.4%	34.4%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three month period ended June 30, 2012 was 33.4% compared with 34.4% for the same prior year period. We benefited from higher projected income mix in lower tax rate jurisdictions.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012, provides additional information regarding each business segment. The following table compares business segment revenues for the three months ended June 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2012	2011
Revenues:
Healthcare	$229,514	$223,224	$6,290	2.8%
Life Sciences	60,496	52,868	7,628	14.4%
Isomedix	46,056	42,003	4,053	9.6%
Total reportable segments	336,066	318,095	17,971	5.6%
Corporate and other	894	544	350	64.3%
Total Revenues	$336,960	$318,639	$18,321	5.7%

Healthcare revenues increased $6.3 million, or 2.8%, to $229.5 million for the quarter ended June 30, 2012, as compared to $223.2 million for the same prior year quarter. The increase is primarily attributable to growth in capital equipment revenues related to both infection prevention and surgical equipment, including revenue associated with SYSTEM 1E products in the United States. Service revenues increased 2.7% reflecting higher installation activity including activity related to SYSTEM 1E units. These increases were partially offset by the decline in consumable revenues driven by lower demand in the United States for SYSTEM 1 consumables. At June 30, 2012, the Healthcare segment’s backlog amounted to $99.4 million, decreasing $34.4 million, or 25.7%, compared to the backlog of $133.8 million at June 30, 2011. SYSTEM 1E related backlog was $2.2 million as of June 30, 2012, as compared to $24.0 million as of June 30, 2011. Healthcare backlog decreased $3.1 million, or 3.0%, compared to the backlog of $102.5 million at March 31, 2012.

Life Sciences revenues increased $7.6 million, or 14.4%, to $60.5 million for the quarter ended June 30, 2012, as compared to $52.9 million for the same prior year quarter. The increase in Life Sciences revenues was driven by increases of 35.9% in capital equipment revenues, 3.9% in consumable revenues, and 3.4% in service revenues. The increase in capital equipment revenues occurred in the United States, Europe and the Asia Pacific region and was primarily attributable to replacement product purchases from pharmaceutical Customers. At June 30, 2012, the Life Sciences segment’s backlog amounted to $47.4 million, increasing $0.8 million, or 1.7% compared to the backlog of $46.6 million at June 30, 2011. Life Sciences backlog decreased $2.7 million, or 5.4%, compared to the backlog of $50.1 million at March 31, 2012.

Isomedix segment revenues increased $4.1 million, or 9.6%, to $46.1 million for the quarter ended June 30, 2012, as compared to $42.0 million for the same prior year quarter. Revenues were favorably impacted by increased demand from our medical device Customers, as well as the recent acquisition of Biotest, which provides validation services to our Customers with lab operations in Minneapolis Minnesota.

The following table compares our business segment operating results for the three months ended June 30, 2012 to the three months ended June 30, 2011:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating income:
Healthcare	$22,730	$26,268	$(3,538)	(13.5)%
Life Sciences	11,854	9,459	2,395	25.3%
Isomedix	15,578	12,959	2,619	20.2%
Total reportable segments	50,162	48,686	1,476	3.0%
Corporate and other	(1,860)	(1,785)	(75)	4.2%
Total operating income	$48,302	$46,901	$1,401	3.0%

Segment operating income is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. Corporate cost allocations are based on each segment’s percentage of revenues, headcount, or other variables in relation to those of the total Company. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. Corporate and other includes the revenues, gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits, as previously discussed.

The Healthcare segment’s operating income decreased $3.5 million, to $22.7 million for the first quarter of fiscal 2013 as compared to $26.3 million in the same prior year period. The decrease in operating income reflects lower gross margins driven primarily by lower SYSTEM 1 consumable volumes, higher spending on research and development along with higher expenses related to SYSTEM 1E product reliability compared to the prior year period. We have experienced a sequential decrease in expenses related to SYSTEM 1E. However, the expenses related to SYSTEM 1E product reliability increased sequentially on a quarterly basis in the prior fiscal year, with the first quarter being the low point.

The Life Sciences segment’s operating income increased $2.4 million for the first quarter of fiscal 2013 as compared to the same prior year period. The segment’s operating margin was 19.6% for the first quarter of fiscal 2013. The increase was the result of volume increases and improved operating leverage.

The Isomedix segment’s operating income increased $2.6 million for the first quarter of fiscal 2013 as compared to the same prior year period. The segment’s operating margin was 33.8% for the first quarter of fiscal 2013. The increase in operating income reflects the benefit of increased revenues.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
(dollars in thousands)	2012	2011
Operating activities:
Net income	$30,354	$28,731
Non-cash items	15,509	29,432
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	(9,242)	(6,536)
Changes in operating assets and liabilities	24,646	(39,646)
Net cash provided by operating activities	$61,267	$11,981
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(15,542)	$(15,588)
Proceeds from the sale of property, plant, equipment, and intangibles	17	—
Investments in businesses, net of cash acquired	—	(22,269)
Net cash used in investing activities	$(15,525)	$(37,857)
Financing activities:
Repurchases of common shares	$(1,117)	$(6,131)
Cash dividends paid to common shareholders	(9,867)	(8,913)
Stock option and other equity transactions, net	3,457	2,457
Tax benefit from stock options exercised	525	610
Net cash used in financing activities	$(7,002)	$(11,977)
Debt-to-total capital ratio	20.2%	20.5%
Free cash flow (usage)	$45,742	$(3,607)

Net Cash Provided by Operating Activities. The net cash provided by our operating activities was $61.3 million for the first three months of fiscal 2013 as compared with $12.0 million for the first three months of fiscal 2012. The increase in net cash provided by operating activities in fiscal 2013 is attributable to lower working capital requirements specifically the anticipated reduction of SYSTEM 1E related inventory, lower days sales outstanding and lower cash usage to fund compensation related obligations.

Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $15.5 million for the first three months of fiscal 2013 compared with $37.9 million for the first three months of fiscal 2012. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2013 and fiscal 2012:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $15.5 million for the first three months of fiscal 2013 as compared to $15.6 million during the same prior year period.

•
Investment in business, net of cash acquired – During the first quarter of fiscal 2012, we used $22.3 million in cash to acquire the stock of a privately held company with operations located near Sao Paulo, Brazil.

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $7.0 million for the first three months of fiscal 2013 compared with net cash used in financing activities of $12.0 million for the first three months of fiscal 2012. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2013 and fiscal 2012:

•
Repurchases of common shares – During the first three months of fiscal 2013, we obtained 42,151 of our common shares in connection with share-based compensation award programs. During the same period in fiscal 2012 , we repurchased 170,000 of our common shares for an aggregate amount of $5.8 million. We also obtained 21,329 of our common shares during the first quarter of fiscal 2012 in connection with stock based compensation award programs.

•
Cash dividends paid to common shareholders – During the first three months of fiscal 2013, we paid total cash dividends of $9.9 million, or $0.17 per outstanding common share. During the first three months of fiscal 2012, we paid total cash dividends of $8.9 million, or $0.15 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During the first three months of fiscal 2013 and fiscal 2012, we received cash proceeds totaling $3.5 million and $2.5 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $45.7 million in the first three months of fiscal 2013 compared to a negative $3.6 million in the prior year first three months due to lower working capital requirements specifically the anticipated reduction of SYSTEM 1E related inventory builds, lower days sales outstanding and lower cash usage to fund compensation related obligations (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 20.2% at June 30, 2012 and 20.5% at June 30, 2011.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012. Our commercial commitments were approximately $39.1 million at June 30, 2012 reflecting a net increase of $0.8 million in surety bonds and other commercial commitments from March 31, 2012. We entered into a new credit facility on April 13, 2012 (the "Facility"). The maximum aggregate borrowing limit under the Facility is $300.0 million, $100.0 million less than the amount under the prior facility. The maximum aggregate borrowing limit of $300.0 million under the Facility is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility. There were no outstanding borrowings and letters of credit at June 30, 2012.

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

Critical Accounting Policies, Estimates, and Assumptions

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2012.

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
Additional information regarding our commitments and contingencies is included in note 9 to our consolidated financial statements titled, “Commitments and Contingencies.”

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2013, our revenues were unfavorably impacted by $3.8 million, or 1.1%, and income before taxes was favorably impacted by $3.2 million, or 7.5%, as a result of foreign currency movements relative to the U.S. dollar.

Forward-Looking Statements

This Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this press release, and may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," "outlook," "impact," "potential," "confidence," "improve," "optimistic," "deliver," "comfortable," "trend", and "seeks," or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's Form 10-K and other securities filings. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, rebate program, transition, cost reductions, business strategies, earnings or revenue trends or future financial results (including without limitation the settlement of the SYSTEM 1 class action litigation and the regulatory matters related to SYSTEM 1E or its accessories). References to products, the consent decree, the transition or rebate program, or the class action settlement, are summaries only and should not be considered the specific terms of the decree, settlement, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or the Company's rebate program, transition plan or other business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the April 20, 2010 consent decree and related transition plan and rebate program, the SYSTEM 1E device, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, rebate assumptions, new product acceptance, performance or approvals, including without limitation SYSTEM 1E and accessories thereto, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, rebate program, and the transition from the SYSTEM 1 processing system and adjustments to related reserves or those matters described in our Form 10-K for the year ended March 31, 2012 and other securities filings, may adversely impact company performance, results, prospects or value, (g) the possibility that anticipated benefits and results of the US Endoscopy transaction will not be realized or will be other than anticipated, (h) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (i) those risks described in our securities filings including our Annual Report on Form 10-K for the year ended March 31, 2012, and other securities filings.

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

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2012, dated with the SEC on May 29, 2012. Our exposures to market risks have not changed materially since March 31, 2012.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this Item 1 and in various portions of Item 1A. of Part I of our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012.

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

On May 31, 2012, our Albert Browne Limited subsidiary received a warning letter from the FDA regarding chemical indicators manufactured in the United Kingdom. These devices are intended for the monitoring of certain sterilization and other processes. The FDA warning letter states that the agency has concerns regarding operational business processes. We do not believe that the FDA's concerns are related to product performance, or that they result from Customer complaints. We do not currently believe that the impact of this event will have a material adverse effect on our financial results.

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

Additional information regarding our contingencies is included in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations, of our Annual Report on Form 10-K for the year ended March 31, 2012 dated with the SEC on May 29, 2012, and in this Form 10-Q in note 9 to our consolidated financial statements titled "Commitments and contingencies."

ITEM 1A.	RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, dated May 29, 2012, that would materially affect our business, results of operations, or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2013, we obtained 42,151 of our common shares in connection with stock based compensation award programs. We did not repurchase any of our shares during the first quarter. When we do make repurchases, they are made pursuant to a single repurchase program which was approved by our Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of June 30, 2012, $118.5 million in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the first quarter of fiscal 2013 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
April 1-30	—		$—		—	$118,460
May 1-31	—		—		—	118,460
June 1-30	—		—		—	118,460
Total	—	(1)	$—	(1)	—	$118,460

(1)
Does not include 83 shares purchased during the quarter at an average price of $30.24 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time party thereto, and such lenders.

10.2
Third Amended and Restated Guaranty of Payment, dated as of April 13, 2012, entered into by American Sterilizer Company, STERIS Inc., Isomedix Operations, Inc., and STERIS Isomedix Services, in favor of KeyBank National Association, as agent for the benefit of the lenders.

10.3	STERIS Corporation Senior Executive Severance Plan effective June 1, 2012.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer
August 2, 2012

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time party thereto, and such lenders.

10.2
Third Amended and Restated Guaranty of Payment, dated as of April 13, 2012, entered into by American Sterilizer Company, STERIS Inc., Isomedix Operations, Inc., and STERIS Isomedix Services, in favor of KeyBank National Association, as agent for the benefit of the lenders.

10.3	STERIS Corporation Senior Executive Severance Plan effective June 1, 2012.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.