Form 10-Q
period 2012-09-30
STERIS CORP
filed 2012-11-08
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding as of October 26, 2012: 58,472,547

STERIS Corporation and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2012	March 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$156,609	$150,821
Accounts receivable (net of allowances of $8,570 and $11,428, respectively)	231,034	280,324
Inventories, net	160,537	157,712
Deferred income taxes, net	28,403	43,211
Prepaid expenses and other current assets	29,103	19,815
Total current assets	605,686	651,883
Property, plant, and equipment, net	413,763	386,409
Goodwill and intangibles, net	584,328	337,784
Other assets	28,955	29,620
Total assets	$1,632,732	$1,405,696
Liabilities and equity
Current liabilities:
Accounts payable	$70,575	$83,188
Accrued income taxes	—	—
Accrued payroll and other related liabilities	35,741	29,899
Accrued SYSTEM 1 Rebate Program and class action settlement	26,446	69,065
Accrued expenses and other	98,946	96,243
Total current liabilities	231,708	278,395
Long-term indebtedness	434,340	210,000
Deferred income taxes, net	36,799	42,703
Other liabilities	48,259	51,934
Total liabilities	$751,106	$583,032
Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 58,423 and 57,733 shares outstanding, respectively	241,601	244,091
Common shares held in treasury, 11,617 and 12,307 shares, respectively	(333,212)	(350,718)
Retained earnings	963,954	914,401
Accumulated other comprehensive income	8,018	13,627
Total shareholders’ equity	880,361	821,401
Noncontrolling interest	1,265	1,263
Total equity	881,626	822,664
Total liabilities and equity	$1,632,732	$1,405,696
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product	$231,650	$223,502	$445,403	$425,515
Service	124,671	119,205	247,878	235,831
Total revenues	356,321	342,707	693,281	661,346
Cost of revenues:
Product	127,147	138,805	252,629	256,238
Service	76,053	70,593	150,279	138,874
Total cost of revenues	203,200	209,398	402,908	395,112
Gross profit	153,121	133,309	290,373	266,234
Operating expenses:
Selling, general, and administrative	81,040	76,652	160,814	153,661
Research and development	9,852	8,915	19,164	17,672
Restructuring expenses	(48)	99	(184)	357
Total operating expenses	90,844	85,666	179,794	171,690
Income from operations	62,277	47,643	110,579	94,544
Non-operating expenses, net:
Interest expense	3,406	3,081	6,379	6,078
Interest income and miscellaneous expense	(31)	(682)	(291)	(575)
Total non-operating expenses, net	3,375	2,399	6,088	5,503
Income before income tax expense	58,902	45,244	104,491	89,041
Income tax expense	18,757	15,680	33,992	30,746
Net income	$40,145	$29,564	$70,499	$58,295
Net income per common share
Basic	$0.69	$0.50	$1.21	$0.99
Diluted	$0.68	$0.50	$1.20	$0.98
Cash dividends declared per common share outstanding	$0.19	$0.17	$0.36	$0.32

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income	$40,145	$29,564	70,499	58,295
Unrealized gain (loss) on available for sale securities	80	(261)	(18)	(255)
Amortization of pension and postretirement benefit plans costs, net of taxes	(184)	(270)	(359)	(539)
Change in cumulative foreign currency translation adjustment	8,946	(23,266)	(5,232)	(13,953)
Total other comprehensive income (loss)	8,842	(23,797)	(5,609)	(14,747)
Comprehensive income	$48,987	$5,767	$64,890	$43,548

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2012	2011
Operating activities:
Net income	$70,499	$58,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	30,188	30,187
Deferred income taxes	8,545	17,283
Share-based compensation expense	4,125	3,811
Loss on the disposal of property, plant, equipment, and intangibles, net	240	313
Other items	1,297	(1,166)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	56,060	36,545
Inventories, net	3,135	(15,955)
Other current assets	(8,432)	(11,525)
Accounts payable	(14,183)	(20,363)
Accrued SYSTEM 1 Rebate Program and class action settlement	(42,619)	(15,921)
Accruals and other, net	3,168	(20,967)
Net cash provided by operating activities	112,023	60,537
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(45,062)	(34,445)
Proceeds from the sale of property, plant, equipment, and intangibles	22	—
Acquisition of business, net of cash acquired	(276,595)	(22,269)
Net cash used in investing activities	(321,635)	(56,714)
Financing activities:
Proceeds under credit facilities, net	224,340	—
Repurchases of common shares	(2,688)	(43,679)
Cash dividends paid to common shareholders	(20,946)	(18,928)
Stock option and other equity transactions, net	11,709	3,172
Tax benefit from stock options exercised	1,772	745
Net cash provided by (used in) financing activities	214,187	(58,690)
Effect of exchange rate changes on cash and cash equivalents	1,213	(4,038)
Increase (decrease) in cash and cash equivalents	5,788	(58,905)
Cash and cash equivalents at beginning of period	150,821	193,016
Cash and cash equivalents at end of period	$156,609	$134,111

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2012 and 2011
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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2012 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2013.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued an accounting standard update titled "Presentation of Comprehensive Income," amending Accounting Standards Codification ASC Topic 220, "Comprehensive Income." This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective retrospectively for the interim periods and annual periods beginning after December 15, 2011; however, the FASB agreed to an indefinite deferral of the reclassification requirement as defined in accounting standard update titled "Deferral of the Effective Date for Amendments to the Presentation of

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

Reclassifications of Items Out of Accumulated Other Comprehensive Income," issued in December 2011. As required by the standard, Consolidated Statements of Comprehensive Income have been presented. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued an accounting standards update titled "Testing Indefinite-Lived Intangible Assets for Impairment," amending certain sections of Subtopic 350-30 Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. This amended guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The anticipated adoption of this standard is not expected to impact our consolidated financial position, results of operations or cash flows.

Significant Accounting Policies

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2012 with the exception of the estimation of the SYSTEM 1 Rebate Program.

SYSTEM 1 Rebate Program. The SYSTEM 1 Rebate Program (the “Rebate Program”) was initially recognized during the first quarter of fiscal 2011. The rebate portion of the Rebate Program is recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated costs to facilitate the disposal of the returned SYSTEM 1 processors portion of the Rebate Program is recognized as cost of revenues. Both components are recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program included: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that would elect to participate in the Rebate Program, the proportion of Customers that would choose each rebate option, and the estimated per unit costs of disposal.

The Rebate Program ended August 2, 2012. Through September 30, 2012, Customers have utilized or committed to utilize rebates totaling approximately $66,600 on orders placed since the initiation of the Rebate Program. Additional Customer orders utilizing rebates are not anticipated although exceptions can be made at the discretion of the Company and existing orders may be modified or canceled by Customers. Remaining disposal costs are based on the actual costs experienced to date. During the second quarter of fiscal 2013, we adjusted the liability related to the SYSTEM 1 Rebate Program. The total pre-tax adjustment was $21,500, of which $20,400 was recorded as an increase to revenue for the Customer Rebate portion, and $1,100 was recorded as a reduction to cost of revenues related to the disposal portion of the liability. This adjustment resulted primarily from a lower number of eligible Customers electing to participate in the Rebate Program than previously estimated. While the remaining recorded accrual of $9,044 as of September 30, 2012 is still an estimate, it is based on actual experience to date. No further material adjustments are expected.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $8,557 related to these actions, of which $7,451 was recorded as restructuring expenses and $1,106 was recorded in cost of revenues. We do not expect to incur any significant restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.

The following table summarizes our total pre-tax restructuring expenses for the second quarter of fiscal 2013 and fiscal 2012:

	Fiscal 2010 Restructuring Plan
Three Months Ended September 30,	2012	2011 (1)
Severance and other compensation related costs	$(48)	$(26)
Asset impairment and accelerated depreciation	—	92
Total restructuring charges	$(48)	$66

(1)	Includes $(33) in charges recorded in cost of revenues on Consolidated Statements of Income for 2011.

The following table summarizes our total pre-tax restructuring expenses for the first half of fiscal 2013 and fiscal 2012:

	Fiscal 2010 Restructuring Plan		Fiscal 2008 Restructuring Plan		Total
Six Months Ended September 30,	2012	2011 (1)	2012	2011	2012	2011 (1)
Severance and other compensation related costs	$(167)	$(80)	$—	$—	$(167)	$(80)
Product rationalization	—	335	—	—	—	335
Asset impairment and accelerated depreciation	(17)	183	—	—	(17)	183
Lease termination obligation and other	—	—	—	(152)	—	(152)
Total restructuring charges	$(184)	$438	$—	$(152)	$(184)	$286
(1) Includes $(71) in charges recorded in cost of revenues on Consolidated Statements of Income for 2011.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2013
	March 31, 2012	Provision (1)	Payments/ Impairments (2)	September 30, 2012
Severance and termination benefits	$659	$(167)	$(58)	$434
Asset impairments and accelerated depreciation	—	(17)	17	—
Lease termination obligations	947	—	(670)	277
Other	76	—	—	76
Total	$1,682	$(184)	$(711)	$787
(1) Includes curtailment benefit of $125 related to International defined benefit plan. Additional information is included in note 9, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

	September 30, 2012	March 31, 2012
Land and land improvements (1)	$35,032	$33,099
Buildings and leasehold improvements	236,734	230,823
Machinery and equipment	306,858	301,665
Information systems	107,625	110,130
Radioisotope	226,616	210,899
Construction in progress (1)	41,904	22,811
Total property, plant, and equipment	954,769	909,427
Less: accumulated depreciation and depletion	(541,006)	(523,018)
Property, plant, and equipment, net	$413,763	$386,409

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

4. Business Acquisitions

On August 15, 2012, the Company completed the previously announced acquisition of all the outstanding shares of capital stock of United States Endoscopy Group, Inc. (“US Endoscopy”) pursuant to a Stock Purchase Agreement dated July 16, 2012 with US Endoscopy and its shareholders. US Endoscopy is a leader in the design, manufacture and sale of therapeutic and diagnostic medical devices and support accessories used in the gastrointestinal (GI) endoscopy markets worldwide and will be integrated into the Healthcare business segment.
The purchase price was approximately $270,000, subject to a customary working capital adjustment. In addition, STERIS purchased all real estate used in the US Endoscopy business for approximately $7,000, including properties owned by two US Endoscopy affiliates. STERIS did not assume any existing debt in connection with the purchases. The purchases were financed by a combination of cash on hand and borrowings under STERIS’s existing credit facility.
The following table summarizes the preliminary allocation of the purchase price to the net assets acquired based on fair values at the acquisition date.

Cash	$767
Accounts receivable	8,291
Inventory	7,228
Property, plant and equipment	12,457
Other assets	913
Intangible assets	144,000
Goodwill	109,116
Total assets acquired	282,772

Accounts payable	(2,167)
Other liabilities	(3,243)
Total liabilities assumed	(5,410)

Net assets acquired	$277,362

The Company recorded acquisition related costs of $3,205, before tax, which are reported in selling, general and administrative expense. The Company anticipates that the acquisition will qualify for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. The intangible assets acquired consist of trademarks, trade names and developed technologies, which will be amortized on an straight line basis over thirteen to fifteen years, with the exception of the US Endoscopy trade name which will be treated as indefinite lived.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

The Consolidated Financial Statements include the operating results US Endoscopy from the date of acquisition. Pro forma results of operations for fiscal 2013 and 2012 periods have not been presented because the effects of the acquisition were not material to the Company's financial results.

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

	September 30, 2012	March 31, 2012
Raw materials	$55,957	$56,525
Work in process	28,499	25,236
Finished goods	105,701	109,422
LIFO reserve	(15,783)	(18,158)
Reserve for excess and obsolete inventory	(13,837)	(15,313)
Inventories, net	$160,537	$157,712

6. Debt

Indebtedness was as follows:

	September 30, 2012	March 31, 2012
Private Placement	$210,000	$210,000
Credit facility	224,340	—
Total long term debt	$434,340	$210,000

During the first half of fiscal 2013, the Company borrowed $224.3 million under our credit facility. These borrowings were used to partially fund the acquisition of privately-owned US Endoscopy.

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012.

7. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

	September 30, 2012	March 31, 2012
Accrued payroll and other related liabilities:
Compensation and related items	$11,657	$9,273
Accrued vacation/paid time off	6,047	6,583
Accrued bonuses	7,821	750
Accrued employee commissions	6,687	9,845
Other postretirement benefit obligations-current portion	3,256	3,255
Other employee benefit plans' obligations-current portion	273	193
Total accrued payroll and other related liabilities	$35,741	$29,899
Accrued expenses and other:
Deferred revenues	$52,309	$51,412
Self-insured risk reserves-current portion	3,342	3,006
Accrued dealer commissions	8,048	9,171
Accrued warranty	12,714	11,189
Other	22,533	21,465
Total accrued expenses and other	$98,946	$96,243
Other liabilities:
Self-insured risk reserves-long-term portion	$8,786	$8,786
Other postretirement benefit obligations-long-term portion	20,124	21,639
Defined benefit pension plans obligations-long-term portion	7,817	9,881
Other employee benefit plans obligations-long-term portion	4,529	4,486
Accrued long-term income taxes	1,981	1,925
Other	5,022	5,217
Total other liabilities	$48,259	$51,934

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended September 30, 2012 and 2011 were 31.8% and 34.7%, respectively. The effective income tax rates for the six-month periods ended September 30, 2012 and 2011 were 32.5% and 34.5%, respectively. During the first half of fiscal 2013, we benefited from higher projected income in lower tax rate jurisdictions and discrete item adjustments.

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

As of March 31, 2012, we had $1,527 in unrecognized tax benefits, of which $1,242 would favorably impact the effective tax rate if recognized. As of September 30, 2012, we had $1,648 in unrecognized tax benefits, of which $1,363 would favorably impact the effective tax rate if recognized. We believe that it is reasonably possible that unrecognized tax benefits could decrease by up to $1,245 within 12 months of September 30, 2012, primarily as a result of settlements with tax authorities. As of September 30, 2012, we have recognized a liability for interest of $1,062 and penalties of $64.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2009 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2008. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

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

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended September 30,	2012	2011	2012	2011	2012	2011
Service cost	$37	$51	$20	$119	$—	$—
Interest cost	523	609	18	69	217	248
Expected return on plan assets	(834)	(821)	(24)	(70)	—	—
Amortization of loss	333	267	—	—	181	106
Amortization of prior service cost	—	—	—	—	(816)	(816)
Net periodic benefit cost (income)	$59	$106	$14	$118	$(418)	$(462)

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Six Months Ended September 30,	2012	2011	2012	2011	2012	2011
Service cost	$75	$103	$41	$238	$—	$—
Interest cost	1,046	1,219	36	138	434	496
Expected return on plan assets	(1,669)	(1,642)	(48)	(140)	—	—
Amortization of loss	667	533	—	—	362	212
Curtailment	—	—	(125)	—	—	—
Amortization of prior service cost	—	—	—	—	(1,631)	(1,631)
Net periodic benefit cost (income)	$119	$213	$(96)	$236	$(835)	$(923)

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
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

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
The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011 (later extended by FDA to August 2, 2012), subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). Our Transition Plan included the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the Rebate Program was introduced and who returned their units had the option of either a pro-rated cash rebate or a rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we provided credits for the return of SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts.
The Rebate Program ended August 2, 2012. Through September 30, 2012, Customers have utilized or committed to utilize rebates totaling approximately $66,600 on orders placed since the initiation of the Rebate Program. Additional Customer orders utilizing rebates are not anticipated although exceptions can be made at the discretion of the Company and existing orders may be modified or canceled by Customers. Remaining disposal costs are based on the actual costs experienced to date. During the second quarter of fiscal 2013, we adjusted the liability related to the Rebate Program. The total pre-tax adjustment was $21,500, of which $20,400 was recorded as an increase to revenue for the Customer Rebate portion, and $1,100 was recorded as a reduction to cost of revenues related to the disposal portion of the liability. This adjustment resulted primarily from a lower number of eligible Customers electing to participate in the Rebate Program than previously estimated. While the remaining recorded accrual of $9,044 as of September 30, 2012 is still an estimate, it is based on actual experience to date. No further material adjustments are expected.
The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this note 10 and in various portions of Item 1A. of Part I of our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012.
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
On February 5, 2010, a complaint was filed by a Customer that claimed to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. STERIS Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleged statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment and Plaintiff sought class certification, damages, and other legal and equitable relief including, without limitation, attorneys' fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. On February 7, 2011 we entered into a settlement agreement in which we agreed, among other things, to provide various categories of economic relief for members of the settlement class and not object to plaintiff's counsel's application to the court for attorneys' fees and expenses up to a specified amount. Certification of a settlement class was approved and final approval of the settlement was given by the court in the first quarter of fiscal 2012. During the third quarter of fiscal 2011, we recorded in operating expenses a pre-tax charge of approximately $19,796 related to the settlement of these proceedings. The assumptions regarding the amount of this charge included, among others, the portion of class members participating in the settlement and their choice of the categories of economic relief available for such members. These assumptions may be incorrect and the costs of the settlement may be higher or lower than the charge recorded. Estimates of the actual settlement range from as low as $7,000 and as high as $22,000 depending on the options selected by the class members. Claims under the settlement must be submitted by Customers no later than December 31, 2012.
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
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

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
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates.
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
The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and six month periods ended September 30, 2012, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012, dated with the SEC on May 29, 2012.
Financial information for each of our segments is presented in the following tables:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Healthcare (1)	$256,820	$243,176	$486,334	$466,400
Life Sciences	54,577	58,915	115,073	111,783
Isomedix	44,284	39,999	90,340	82,002
Total reportable segments	355,681	342,090	691,747	660,185
Corporate and other	640	617	1,534	1,161
Total revenues	$356,321	$342,707	$693,281	$661,346
Operating income:
Healthcare (2)	$42,147	$27,994	$64,877	$54,262
Life Sciences	10,549	11,064	22,403	20,523
Isomedix	12,667	11,215	28,245	24,174
Total reportable segments	65,363	50,273	115,525	98,959
Corporate and other	(3,086)	(2,630)	(4,946)	(4,415)
Total operating income	$62,277	$47,643	$110,579	$94,544
(1) Includes an increase of $20,400 in the fiscal 2013 periods resulting from the SYSTEM 1 Rebate Program.
(2) Includes an increase of $21,500 in the fiscal 2013 periods resulting from the SYSTEM 1 Rebate Program.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	58,264	58,744	58,088	59,000
Dilutive effect of common share equivalents	528	636	464	741
Weighted average common shares outstanding and common share equivalents—diluted	58,792	59,380	58,552	59,741

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
(shares in thousands)
Number of common share options	670	585	897	445

13. Repurchases of Common Shares

During the first half of fiscal 2013, we repurchased 46,949 of our common shares as part of our Board authorized repurchase program and obtained 46,076 of our common shares in connection with stock based compensation award programs.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

At September 30, 2012, $116,888 of STERIS common shares remained authorized for repurchase pursuant to the most recent Board approved repurchase authorization (the March 2008 Board Authorization). Also, 11,616,847 common shares were held in treasury at September 30, 2012.

14. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally may cliff vest after a three or four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of September 30, 2012, 3,911,745 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first half of fiscal 2013 and fiscal 2012:

	Fiscal 2013	Fiscal 2012
Risk-free interest rate	1.21%	2.41%
Expected life of options	5.79 years	5.65 years
Expected dividend yield of stock	2.15%	1.78%
Expected volatility of stock	31.24%	29.78%

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

A summary of share option activity is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at March 31, 2012	3,312,602	$27.16
Granted	299,665	30.25
Exercised	(509,271)	23.89
Forfeited	(5,933)	30.12
Canceled	(3,970)	19.95
Outstanding at September 30, 2012	3,093,093	$28.00	5.58	years	$23,292
Exercisable at September 30, 2012	2,320,680	$27.05	4.59	years	$19,601

We estimate that 758,578 of the non-vested stock options outstanding at September 30, 2012 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $35.47 closing price of our common shares on September 30, 2012 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first half of fiscal 2013 and fiscal 2012 was $4,594 and $1,927, respectively. Net cash proceeds from the exercise of stock options were $11,709 and $3,172 for the first half of fiscal 2013 and fiscal 2012, respectively. The tax benefit from stock option exercises was $1,772 and $745 for the first half of fiscal 2013 and fiscal 2012, respectively.

The weighted average grant date fair value of stock option grants was $7.31 and $9.84 for the first half of fiscal 2013 and fiscal 2012, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of September 30, 2012 and 2011 was $928 and $807, respectively. The fair value of outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2012	533,027	$32.10
Granted	273,767	30.51
Vested	(100,320)	24.78
Canceled	(8,385)	33.15
Non-vested at September 30, 2012	698,089	$32.52

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first half of fiscal 2013 was $2,486.

Cash settled restricted share units carry generally the same terms and vesting requirements as stock settled restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of September 30, 2012 and 2011 was $1,233 and $1,239, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of September 30, 2012, there was a total of $17,662 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

period of 2.65 years.

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

Changes in our warranty liability during the first half of fiscal 2013 were as follows:

Balance, March 31, 2012	$11,189
Warranties issued during the period	9,926
Settlements made during the period	(8,401)
Balance, September 30, 2012	$12,714

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $43,600 and $43,252 as of September 30, 2012 and March 31, 2012, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

16. Forward and Swap Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We also enter into commodity swap contracts to hedge price changes in commodities that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2012, we held foreign currency forward contracts to buy 106.3 million Mexican pesos. At September 30, 2012, we held commodity swap contracts to buy 286,000 pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	September 30, 2012	March 31, 2012	September 30, 2012	March 31, 2012
Prepaid & Other	$480	$12	$—	$—
Accrued expenses and other	$—	$—	$187	$863

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Six Months Ended September 30,
		2012	2011
Foreign currency forward contracts	Selling, general and administrative	$115	$(2,520)
Commodity swap contracts	Cost of revenues	$(43)	$(1,576)

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at September 30, 2012:

			Fair Value Measurements at September 30, Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2012	2011	2012	2011	2012	2011	2012	2011
Assets:
Cash and cash equivalents	$156,609	$134,111	$156,609	$134,111	$—	$—	$—	$—
Forward and swap contracts (1)	480	9	—	—	480	9	—	—
Investments (2)	2,959	2,586	2,959	2,586	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$187	$3,897	$—	$—	$187	$3,897	$—	$—
Deferred compensation plans (2)	3,041	2,586	3,041	2,586	—	—	—	—
Long term debt (3)	434,340	210,000	—	—	473,186	247,962	—	—
Contingent consideration obligations (4)	6,585	9,819	—	—	—	—	6,585	9,819

(1)
The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.

(2)
We maintain a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)).

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2012 are summarized

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2012 and 2011
(dollars in thousands)

as follows:

Contingent Consideration
Balance at March 31, 2012	$6,953
Settlements	(9)
Foreign currency translation adjustments (1)	(359)
Balance at September 30, 2012	$6,585
(1) Reported in other comprehensive income (loss).

18. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended September 30, 2012, except for the matters noted below. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K dated May 29, 2012.
On October 12, 2012, our credit facility was amended to increase the total commitment amount from $300 million to $400 million.
On October 16, 2012, we purchased, in an all cash transaction, two privately-owned businesses: Spectrum Surgical Instruments Corp (Spectrum) and Total Repair Express (TRE), leading providers of surgical instrument repair services and instrument care products to hospitals and surgery centers in the United States. The purchase price of approximately $110 million including contingent consideration, was financed with borrowings under the existing credit facility. These two businesses will be integrated into the Healthcare segment as part of the Healthcare Specialty Service business, which provides a variety of niche services to Customers, including space decontamination solutions, chamber cleanings and instrument repairs.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation
We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries, as of September 30, 2012, the related consolidated statements of income for the three and six-month periods ended September 30, 2012 and 2011, the consolidated statements of comprehensive income for the three and six-month periods ended September 30, 2012 and 2011, and consolidated statements of cash flows for the six-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.
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
November 8, 2012

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first six months of fiscal 2013 and fiscal 2012. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

•
Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes SYSTEM 1 and 1E consumables, V-Pro consumables, gastrointestinal endoscopy devices and support accessories, sterility assurance products, skin care products, and cleaning consumables.

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
In August 2012, we acquired all the outstanding shares of privately-owned United States Endoscopy Group, Inc. (US Endoscopy). US Endoscopy is a leader in the design, manufacture and sale of therapeutic and diagnostic medical devices and support accessories used in the gastrointestinal (GI) endoscopy markets worldwide. We paid approximately $270 million in an all cash transaction to acquire US Endoscopy. We also purchased certain land and buildings utilized by the US Endoscopy business for approximately $7 million. The business will be integrated into STERIS's Healthcare business segment. Revenues of $10.2 million are included in Healthcare consumable revenues for the fiscal 2013 second quarter.
Fiscal 2013 second quarter revenues were $356.3 million representing an increase of 4.0% over the fiscal 2012 second quarter revenues of $342.7 million. Fiscal 2013 first half revenues were $693.3 million representing an increase of 4.8% over the first half of fiscal 2012 revenues of $661.3 million. The increases are primarily attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $20.4 million. Excluding the positive impact of the adjustment related to the SYSTEM 1 Rebate Program made during the quarter, adjusted revenues were $335.9 million and $672.9 million for the fiscal 2013 second quarter and first half of fiscal 2013 respectively (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Fiscal 2013 second quarter adjusted revenues decreased 2.0% compared to the fiscal 2012 second quarter, reflecting decreases in the Healthcare and Life Sciences business segments partially offset by an increase in the Isomedix business segment; and adjusted revenues for the first half of fiscal 2013 increased 1.7% compared to the first half of fiscal 2012, reflecting increases in the Life Sciences and Isomedix business segments partially offset by a decrease in the Healthcare business segment mainly due to lower sales volume as a result of the expected post-transition decline in SYSTEM 1E units sales.

Fiscal 2013 second quarter gross margin percentage was 43.0% compared with 38.9% for the fiscal 2012 second quarter, while fiscal 2013 first half gross margin percentage was 41.9% compared with 40.3% for the first half of fiscal 2012. The primary driver of the increases in gross margin percentage is the positive impact of the $21.5 million SYSTEM 1 Rebate Program adjustment during the fiscal 2013 second quarter. Excluding the impact of the SYSTEM 1 Rebate program adjustment, the adjusted gross margin percentage was 39.2% in the fiscal 2013 second quarter compared to 38.9% in the fiscal 2012 second quarter (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The favorable impact of product mix and foreign currency movement offset the negative impact of lower volumes of SYSTEM 1 consumables and SYSTEM 1E units. The adjusted gross margin percentage for the first half of 2013 was 40.0% compared to 40.3% in the first half of fiscal 2012 driven primarily by lower SYSTEM 1 consumable volumes (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures).
Fiscal 2013 second quarter operating income was $62.3 million, an increase of 30.7% over the fiscal 2012 second quarter operating income of $47.6 million. Fiscal 2013 first half operating income was $110.6 million representing an increase of 17.0% compared to the fiscal 2012 first half operating income of $94.5 million. The driver of the increase in operating income is the positive impact of the $21.5 million SYSTEM 1 Rebate Program adjustment during the fiscal 2013 second quarter. Excluding the SYSTEM 1 Rebate Program adjustment made in the fiscal 2013 second quarter, adjusted operating income was $40.8 million in the fiscal 2013 second quarter, a decrease of 14.4% over the fiscal 2012 second quarter operating income of $47.6 million, driven primarily by the declines in SYSTEM 1 consumables volumes and SYSTEM 1E unit sales (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Adjusted operating income during the first half of fiscal 2013 was $89.1 million, a decrease of 5.8% compared to the first half of fiscal 2012 driven primarily by the declines in SYSTEM 1 consumable volumes and SYSTEM 1E unit sales (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures).
Cash flows from operations were $112.0 million and free cash flow was $67.0 million in the first six months of fiscal 2013 compared to cash flows from operations of $60.5 million and free cash flow of $26.1 million in the first six months of fiscal 2012, reflecting lower working capital requirements, specifically the anticipated reduction of SYSTEM 1E related inventory, lower days sales outstanding and lower cash usage to fund compensation related obligations (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 33.0% at September 30, 2012 and 20.4% at March 31, 2012. During the first six months of fiscal 2013, we declared and paid quarterly cash dividends of $0.36 per common share.
Additional information regarding our financial performance during the fiscal second quarter and first six months of 2013 is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2013, our revenues were unfavorably impacted by $3.5 million, or 1.0%, and income before taxes was favorably impacted by $1.9 million, or 3.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2013, our revenues were unfavorably impacted by $7.3 million, or 1.0%, and income before taxes was favorably impacted by $5.1 million, or 5.1%, as a result of foreign currency movements relative to the U.S. dollar.
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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the six month periods ended September 30, 2012 and 2011:

	Six Months Ended September 30,
(dollars in thousands)	2012	2011
Net cash flows provided by operating activities	$112,023	$60,537
Purchases of property, plant, equipment and intangibles, net	(45,062)	(34,445)
Proceeds from the sale of property, plant, equipment and intangibles	22	—
Free cash flow	$66,983	$26,092

To supplement our financial results presented in accordance with U.S. GAAP, we have sometimes referred to certain measures of revenues, gross profit, gross profit percentage, and the Healthcare segment results of operations in the section of MD&A titled, "Results of Operations" excluding the impact of adjustments recorded in connection with the SYSTEM 1 Rebate Program in the second quarter and first half of fiscal 2013. These items had a significant impact on the fiscal 2013 measures and the corresponding trend in each of these measures. We provide adjusted measures to give the reader a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. These measures are used by management and the Board of Directors in making comparisons to our historical operating results and analyzing the underlying performance of our operations. The tables below provide a reconciliation of each of these measures to its most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Six Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Reported revenues	$356,321	$342,707	$693,281	$661,346
Impact of the SYSTEM 1 Rebate Program	(20,400)	—	(20,400)	—
Adjusted revenues	$335,921	$342,707	$672,881	$661,346

Reported capital equipment revenues	$149,676	$149,225	$288,094	$273,844
Impact of the SYSTEM 1 Rebate Program	(20,400)	—	(20,400)	—
Adjusted capital equipment revenues	$129,276	$149,225	$267,694	$273,844

Reported United States revenues	$271,788	$257,635	$534,192	$502,471
Impact of the SYSTEM 1 Rebate Program	(20,400)	—	(20,400)	—
Adjusted United States Revenues	$251,388	$257,635	$513,792	$502,471

Reported Healthcare revenues	$256,820	$243,176	$486,334	$466,400
Impact of the SYSTEM 1 Rebate Program	(20,400)	—	(20,400)	—
Adjusted Healthcare revenues	$236,420	$243,176	$465,934	$466,400

Healthcare capital revenues	$132,936	$127,077	$247,369	$233,969
Impact of SYSTEM 1 Rebate Program	(20,400)	—	(20,400)	—
Adjusted Healthcare capital revenues	$112,536	$127,077	$226,969	$233,969

Reported gross profit	$153,121	$133,309	$290,373	$266,234
Impact of the SYSTEM 1 Rebate Program	(21,500)	—	(21,500)	—
Adjusted gross profit	$131,621	$133,309	$268,873	$266,234

Reported gross profit percentage	43.0%	38.9%	41.9%	40.3%
Impact of the SYSTEM 1 Rebate Program	(3.8)%	—%	(1.9)%	—%
Adjusted gross profit percentage	39.2%	38.9%	40.0%	40.3%

Reported operating income	$62,277	$47,643	$110,579	$94,544
Impact of the SYSTEM 1 Rebate Program	(21,500)	—	(21,500)	—
Adjusted operating income	$40,777	$47,643	$89,079	$94,544

Reported Healthcare operating income	$42,147	$27,994	$64,877	$54,262
Impact of the SYSTEM 1 Rebate Program	(21,500)	—	(21,500)	—
Adjusted Healthcare operating income	$20,647	$27,994	$43,377	$54,262

Reported income tax expense	$18,757	$15,680	$33,992	$30,746
Impact of the SYSTEM 1 Rebate Program	(8,385)	—	(8,385)	—
Adjusted income tax expense	$10,372	$15,680	$25,607	$30,746

Reported effective income tax rate	31.8%	34.7%	32.5%	34.5%
Impact of the SYSTEM 1 Rebate Program	(4.1)%	—%	(1.6)%	—%
Adjusted effective income tax rate	27.7%	34.7%	30.9%	34.5%

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and the first half of fiscal 2013 compared with the same fiscal 2012 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and six months ended September 30, 2012 to the revenues for the three and six months ended September 30, 2011:

	Three Months Ended September 30,			Percent
(dollars in thousands)	2012	2011	Change	Change
Total revenues	$356,321	$342,707	$13,614	4.0%

Revenues by type:
Capital equipment revenues	149,676	149,225	451	0.3%
Consumable revenues	81,974	74,277	7,697	10.4%
Service revenues	124,671	119,205	5,466	4.6%

Revenues by geography:
United States revenues	271,788	257,635	14,153	5.5%
International revenues	84,533	85,072	(539)	(0.6)%

	Six Months Ended September 30,			Percent
(dollars in thousands)	2012	2011	Change	Change
Total revenues	$693,281	$661,346	$31,935	4.8%

Revenues by type:
Capital equipment revenues	288,094	273,844	14,250	5.2%
Consumable revenues	157,309	151,671	5,638	3.7%
Service revenues	247,878	235,831	12,047	5.1%

Revenues by geography:
United States revenues	534,192	502,471	31,721	6.3%
International revenues	159,089	158,875	214	0.1%
Quarter over Quarter Comparison

Revenues increased $13.6 million, or 4.0%, to $356.3 million for the quarter ended September 30, 2012, as compared to $342.7 million for the same quarter prior year period. The increase is primarily attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $20.4 million. Adjusted revenues for the quarter, excluding the impact of the $20.4 million adjustment related to the SYSTEM 1 Rebate Program, were $335.9 million, a 2.0% decrease over the same prior year quarter (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Capital equipment revenues for the quarter ended September 30, 2012 were flat compared to the prior year period. Capital equipment revenues in the fiscal 2013 second quarter were favorably impacted by the $20.4 million adjustment related to the SYSTEM 1 Rebate Program. Adjusted capital equipment revenues of $129.3 million in the second quarter of fiscal 2013 represent a 13.4% decrease over the second quarter of fiscal 2012 driven by lower capital equipment revenues in both the Healthcare and Life Sciences business segments (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Consumable revenues increased 10.4% for the quarter ended September 30, 2012, as compared to the prior year quarter, as declines in SYSTEM 1 consumable volumes were more than offset by increases within the Healthcare and Life Sciences segments. Service revenues increased 4.6% in the second quarter of fiscal 2013 primarily driven by an increase of 10.7% in the Isomedix business segment, although both the Healthcare and Life Sciences business segments also experienced some growth in service revenues.
United States revenues increased $14.2 million, or 5.5%, to $271.8 million for the quarter ended September 30, 2012, as compared to $257.6 million for the same prior year quarter. The increase is attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $20.4 million. Adjusted United States revenues for the quarter, excluding the impact of the adjustment related to the SYSTEM 1 Rebate Program, were $251.4 million, a 2.4% decrease over the same prior year quarter, mainly attributable to a lower volumes of SYSTEM 1 consumables and SYSTEM 1E units (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures).
International revenues decreased $0.5 million, or 0.6%, to $84.5 million for the quarter ended September 30, 2012, as compared to $85.1 million for the same prior year quarter.
First Half over First Half Comparison

Revenues increased $31.9 million or 4.8% to $693.3 million for the first half of fiscal 2013, as compared to $661.3 million for the same prior year period. The increase is primarily attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $20.4 million. Adjusted revenues for the first six months, excluding the impact of the adjustment related to the SYSTEM 1 Rebate Program, were $672.9 million, a 1.7% increase over the same prior year period (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Capital equipment revenues for the first half of fiscal 2013 increased $14.3 million or 5.2% compared to the prior year period. Capital equipment revenues for the first half of fiscal 2013 were favorably impacted by the $20.4 million adjustment related to the SYSTEM 1 Rebate Program. Adjusted capital equipment revenues for the first half of fiscal 2013 were $267.7 million, a 2.2% decrease over the first half of fiscal 2012 driven by the lower volume of SYSTEM 1E unit sales compared to the prior year and lower International capital equipment revenues (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Consumable revenues for the first half of fiscal 2013 increased 3.7% over the first half of fiscal 2012 as declines in SYSTEM 1 consumable volumes were more than offset by increases within the Healthcare and Life Sciences segments. Service revenues during the first half of fiscal 2013 increased 5.1% over the first half of fiscal 2012 primarily driven by growth of 10.2% in the Isomedix business segment, along with growth of 2.2% and 1.9% in the Healthcare and Life Sciences business segments, respectively.
United States revenues for the first half of fiscal 2013 were $534.2 million, an increase of $31.7 million or 6.3% over the the first half of fiscal 2012 revenues of $502.5 million. A significant portion of the increase is attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $20.4 million. Adjusted United States revenues for the first six months, excluding the impact of the $20.4 million adjustment related to the SYSTEM 1 Rebate Program, were $513.8 million, an increase of $11.3 million or 2.3% over the first half of fiscal 2012 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). United States revenues reflect a decline in capital equipment revenues resulting primarily from lower SYSTEM 1E unit sales which was more than offset by increased consumable revenues, in part from our US Endoscopy acquisition, and increased service revenues from all business segments.
International revenues for the first half of fiscal 2013 were $159.1 million, a slight increase of 0.1% over the first half of fiscal 2012 revenues of $158.9 million.
Revenues by segment are further discussed in the section of MD&A titled, "Business Segment Results of Operations."

Gross Profit. The following tables compare our gross profit for the three and six months ended September 30, 2012 to the three and six months ended September 30, 2011:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Gross profit:
Product	$104,503	$84,697	$19,806	23.4%
Service	48,618	48,612	6	—%
Total gross profit	$153,121	$133,309	$19,812	14.9%
Gross profit percentage:
Product	45.1%	37.9%
Service	39.0%	40.8%
Total gross profit percentage	43.0%	38.9%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Gross profit:
Product	$192,774	$169,277	$23,497	13.9%
Service	97,599	96,957	642	0.7%
Total gross profit	$290,373	$266,234	$24,139	9.1%
Gross profit percentage:
Product	43.3%	39.8%
Service	39.4%	41.1%
Total gross profit percentage	41.9%	40.3%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the second quarter of fiscal 2013 amounted to 43.0% as compared to the second quarter of fiscal 2012 gross profit percentage of 38.9%. The primary driver of the increase in gross margin percentage is the positive impact of the $21.5 million SYSTEM 1 Rebate Program adjustment during the fiscal 2013 second quarter. Excluding the impact of the SYSTEM 1 Rebate Program adjustment, the adjusted gross profit percentage for the second quarter of fiscal 2013 was 39.2%, an increase of 30 basis points over the second quarter of fiscal 2012 gross profit percentage of 38.9% (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Gross margin percentage was negatively impacted approximately 90 basis points by the SYSTEM 1 and SYSTEM 1E transition. Gross margin percentage was positively impacted by product mix and favorable foreign currency fluctuations.
Gross profit percentage for the first half of fiscal 2013 was 41.9% compared to the gross profit percentage in the first half of fiscal 2012 of 40.3%. The driver of the increase in gross margin percentage is the positive impact of the $21.5 million SYSTEM 1 Rebate Program adjustment during the fiscal 2013 second quarter. The adjusted gross profit percentage in the first half of fiscal 2013, excluding the impact of the $21.5 million revenue and cost of goods sold adjustments related to the SYSTEM 1 Rebate Program during the second quarter was 40.0%, a decrease of 30 basis points over the gross profit percentage of 40.3% during the first half of fiscal 2012 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Other key factors impacting the gross margin percentage in the first half of fiscal 2013 include the negative impact of approximately 140 basis points of the SYSTEM 1 and SYSTEM 1E transition and the positive impact of favorable foreign currency fluctuations.

Operating Expenses. The following tables compare our operating expenses for the three and six months ended September 30, 2012 to the three and six months ended September 30, 2011:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating expenses:
Selling, general, and administrative	$81,040	$76,652	$4,388	5.7%
Research and development	9,852	8,915	937	10.5%
Restructuring expenses	(48)	99	(147)	NM
Total operating expenses	$90,844	$85,666	$5,178	6.0%
NM - Not meaningful.

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating expenses:
Selling, general, and administrative	$160,814	$153,661	$7,153	4.7%
Research and development	19,164	17,672	1,492	8.4%
Restructuring expenses	(184)	357	(541)	NM
Total operating expenses	$179,794	$171,690	$8,104	4.7%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 5.7% in the second quarter of fiscal 2013 over the second quarter of fiscal 2012, and increased 4.7% in the first half of fiscal 2013 over the first half of fiscal 2012. Fiscal 2013 SG&A includes $3.2 million of transaction costs and incremental amortization of acquired intangible assets of $1.2 million associated with the US Endoscopy acquisition.
For the three month period ended September 30, 2012, research and development expenses increased 10.5% over the same prior year period. For the first half of fiscal 2013, research and development expenses were $19.2 million, representing an increase of 8.4% compared to the same fiscal 2012 period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first half of fiscal 2013, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.
Restructuring expenses incurred during the three and six month periods of fiscal 2013 and fiscal 2012 related to previously announced restructuring plans. The following tables summarize our total pre-tax restructuring expenses for the second quarter and the first half of fiscal 2013 and fiscal 2012:

(dollars in thousands)	Fiscal 2010 Restructuring Plan
Three Months Ended September 30,	2012	2011 (1)
Severance and other compensation related costs	$(48)	$(26)
Asset impairment and accelerated depreciation	—	92
Total restructuring charges	$(48)	$66

(1)	Includes $(33) in charges recorded in cost of revenues on Consolidated Statements of Income for 2011.

The following table summarizes our total pre-tax restructuring expenses for the first half of fiscal 2013 and fiscal 2012:

(dollars in thousands)	Fiscal 2010 Restructuring Plan		Fiscal 2008 Restructuring Plan		Total
Six Months Ended September 30,	2012	2011 (1)	2012	2011	2012	2011 (1)
Severance and other compensation related costs	$(167)	$(80)	$—	$—	$(167)	$(80)
Product rationalization	—	335	—	—	—	335
Asset impairment and accelerated depreciation	(17)	183	—	—	(17)	183
Lease termination obligation and other	—	—	—	(152)	—	(152)
Total restructuring charges	$(184)	$438	$—	$(152)	$(184)	$286
(1) Includes $(71) in charges recorded in cost of revenues on Consolidated Statements of Income for 2011.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2013
(dollars in thousands)	March 31, 2012	Provision (1)	Payments/ Impairments (2)	September 30, 2012
Severance and termination benefits	$659	$(167)	$(58)	$434
Asset impairments and accelerated depreciation	—	(17)	17	—
Lease termination obligations	947	—	(670)	277
Other	76	—	—	76
Total	$1,682	$(184)	$(711)	$787
(1) Includes curtailment benefit of $125 related to International defined benefit plan. Additional information is included in note 9, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Non-Operating Expenses, Net. Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense, net for the three and six month periods ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30,
(dollars in thousands)	2012	2011	Change
Non-operating expenses, net:
Interest expense	$3,406	$3,081	$325
Interest income and miscellaneous expense	(31)	(682)	651
Non-operating expenses, net	$3,375	$2,399	$976

	Six Months Ended September 30,
(dollars in thousands)	2012	2011	Change
Non-operating expenses, net:
Interest expense	$6,379	$6,078	$301
Interest income and miscellaneous expense	(291)	(575)	284
Non-operating expenses, net	$6,088	$5,503	$585

Interest expense during the three and six month fiscal 2013 periods increased due to higher outstanding borrowings. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and six months ended September 30, 2012 to the three and six months ended September 30, 2011:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Income tax expense	$18,757	$15,680	$3,077	19.6%
Effective income tax rate	31.8%	34.7%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Income tax expense	$33,992	$30,746	$3,246	10.6%
Effective income tax rate	32.5%	34.5%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and six months ended September 30, 2012 were 31.8% and 32.5% compared with 34.7% and 34.5% for the same prior year periods.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012, provides additional information regarding each business segment. The following table compares business segment revenues for the three and six months ended September 30, 2012 and September 30, 2011:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2012	2011
Revenues:
Healthcare (1)	$256,820	$243,176	$13,644	5.6%
Life Sciences	54,577	58,915	(4,338)	(7.4)%
Isomedix	44,284	39,999	4,285	10.7%
Total reportable segments	355,681	342,090	13,591	4.0%
Corporate and other	640	617	23	3.7%
Total Revenues	$356,321	$342,707	$13,614	4.0%
(1) Includes an increase of $20,400 in the second quarter of fiscal 2013 resulting from the SYSTEM 1 Rebate Program.

(dollars in thousands)	Six Months Ended September 30,		Change	Percent Change
	2012	2011
Revenues:
Healthcare (1)	$486,334	$466,400	$19,934	4.3%
Life Sciences	115,073	111,783	3,290	2.9%
Isomedix	90,340	82,002	8,338	10.2%
Total reportable segments	691,747	660,185	31,562	4.8%
Corporate and other	1,534	1,161	373	32.1%
Total Revenues	$693,281	$661,346	$31,935	4.8%
(1) Includes an increase of $20,400 in the first half of fiscal 2013 resulting from the SYSTEM 1 Rebate Program.

Healthcare revenues increased $13.6 million, or 5.6%, to $256.8 million for the quarter ended September 30, 2012, as compared to $243.2 million for the same prior year quarter. The increase is attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $20.4 million. Adjusted Healthcare revenues for the quarter ended September 30,

2012, excluding the impact of the adjustment related to the SYSTEM 1 Rebate Program, were $236.4 million, representing a decrease of $6.8 million or 2.8% compared to the same prior year quarter (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Healthcare revenues for the first half of fiscal 2013 increased $19.9 million, or 4.3% to $486.3 million, as compared to $466.4 million for the first half of fiscal 2012. The increase is attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $20.4 million. Adjusted Healthcare revenues for the first half of fiscal 2013, excluding the impact of the adjustment made in the same period related to the SYSTEM 1 Rebate Program were $465.9 million, representing a small decrease of 0.1% compared to the first half of fiscal 2012 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The decrease in adjusted Healthcare revenues in both the second quarter and the first half of fiscal 2013 is attributable to lower SYSTEM 1 consumable volumes and lower capital equipment revenues as a result of the expected post-transition decline in SYSTEM 1E units sales. The declines were partially offset by higher capital equipment revenues from other infection prevention technologies and surgical support products, the addition of consumable sales from our acquisition of US Endoscopy, and modest growth in service revenue. At September 30, 2012, the Healthcare segment’s backlog amounted to $119.2 million, decreasing $28.9 million, or 19.5%, compared to the backlog of $148.2 million at September 30, 2011. A significant portion of the decline is attributable to the decline in SYSTEM 1E related backlog which decreased $17.9 million to $1.3 million on September 30, 2012 from $19.3 million as of September 30, 2011. Healthcare backlog increased $16.8 million, or 16.4%, compared to the backlog of $102.5 million at March 31, 2012.
Life Sciences revenues decreased $4.3 million, or 7.4%, to $54.6 million for the quarter ended September 30, 2012, as compared to $58.9 million for the same prior year quarter. The decrease in Life Sciences revenues was attributable to a decrease in capital equipment revenues across all geographies and was negatively impacted by the timing of capital equipment shipments which tend to vary from quarter to quarter, offset by growth in consumable and service revenues. Life Science revenues for the first half of fiscal 2013 increased $3.3 million or 2.9% to $115.1 million as compared to $111.8 million for the first half of fiscal 2012, driven by growth in capital equipment revenues in the Asia Pacific region and the United States, as well as growth in both consumable and service revenues. At September 30, 2012, the Life Sciences segment’s backlog amounted to $50.6 million, increasing $9.4 million, or 22.8%, compared to the backlog of $41.2 million at September 30, 2011. Life Sciences backlog increased by $0.5 million, or 0.9%, compared to the backlog of $50.1 million at March 31, 2012.
Isomedix segment revenues increased $4.3 million, or 10.7%, to $44.3 million for the quarter ended September 30, 2012, as compared to $40.0 million for the same prior year quarter. Isomedix segment revenues for the first half of fiscal 2013 increased $8.3 million, or 10.2%, to $90.3 million as compared to $82.0 million for the first half of fiscal 2012. Revenues were favorably impacted by increased demand from our medical device Customers, as well as the acquisition of Biotest in March 2012. Biotest provides validation services to our Customers with lab operations in Minneapolis, Minnesota.
The following tables compare our business segment operating results for the three and six months ended September 30, 2012 to the three and six months ended September 30, 2011:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating income (loss):
Healthcare (2)	$42,147	$27,994	$14,153	50.6%
Life Sciences	10,549	11,064	(515)	(4.7)%
Isomedix	12,667	11,215	1,452	12.9%
Total reportable segments	65,363	50,273	15,090	30.0%
Corporate and other	(3,086)	(2,630)	(456)	17.3%
Total operating income (loss)	$62,277	$47,643	$14,634	30.7%
(2) Includes an increase of $21,500 in the fiscal 2013 periods resulting from the SYSTEM 1 Rebate Program.

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating Income (loss):
Healthcare (2)	$64,877	$54,262	$10,615	19.6%
Life Sciences	22,403	20,523	1,880	9.2%
Isomedix	28,245	24,174	4,071	16.8%
Total reportable segments	115,525	98,959	16,566	16.7%
Corporate and other	(4,946)	(4,415)	(531)	12.0%
Total Operating Income (loss)	$110,579	$94,544	$16,035	17.0%
(2) Includes an increase of $21,500 in the fiscal 2013 periods resulting from the SYSTEM 1 Rebate Program.

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
The Healthcare segment’s operating income increased $14.2 million to $42.1 million for the second quarter of fiscal 2013 as compared to $28.0 million in the same prior year period. The increase is attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $21.5 million. Adjusted Healthcare operating income, excluding the impact of the adjustment related to the SYSTEM 1 Rebate Program during the quarter, was $20.6 million, a decrease of $7.3 million or 26.2% compared to the same prior year quarter (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The Healthcare segment's operating income for the first half of fiscal 2013 increased $10.6 million to $64.9 million as compared to $54.3 million for the first half of fiscal 2012. The increase is attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $21.5 million. Adjusted Healthcare operating income, excluding the impact of the adjustment related to the SYSTEM 1 Rebate Program during the period, was $43.4 million, a decrease of $10.9 million or 20.1% compared to the same prior year period (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The decline in adjusted Healthcare operating income reflects lower revenue attainment due to the impact of the phase out of SYSTEM 1 consumables and the expected post-transition decline in SYSTEM 1E unit sales.
The Life Sciences business segment’s operating income decreased $0.5 million or 4.7% to $10.5 million for the second quarter of fiscal 2013 as compared to $11.1 million for the same prior year period. The Life Sciences business segment's operating income for the first half of fiscal 2013 increased by $1.9 million or 9.2% to $22.4 million as compared to $20.5 million in the first half of fiscal 2012. The segment’s operating margin was 19.3% for the second quarter of fiscal 2013 compared to 18.8% for the second quarter of fiscal 2012. The segment's operating margin was 19.5% for the first half of fiscal 2013 compared to 18.4% for the first half of fiscal 2012. The increased operating margins in both the second quarter and the first half of fiscal 2013 is primarily attributable to the mix shift in the business segment toward recurring revenues.
The Isomedix segment’s operating income increased $1.5 million or 12.9% to $12.7 million for the second quarter of fiscal 2013 as compared to $11.2 million for the same prior year period. The Isomedix segment's operating income for the first half of fiscal 2013 increased $4.1 million or 16.8% to $28.2 million as compared to $24.2 million in the first half of fiscal 2012. The Isomedix operating margin was 28.6% for the second quarter of fiscal 2013 compared to 28.0% in the same prior year period; while the operating margin was 31.3% in the first half of fiscal 2013 compared to 29.5% in the first half of fiscal 2012. The segment’s operating margin improvements for both the second quarter and the first half of fiscal 2013 reflect the benefits of increased revenues and improved operating efficiencies.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the six months ended September 30, 2012 and 2011:

	Six Months Ended September 30,
(dollars in thousands)	2012	2011
Operating activities:
Net income	$70,499	$58,295
Non-cash items	44,395	50,428
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	(42,619)	(15,921)
Changes in operating assets and liabilities	39,748	(32,265)
Net cash provided by operating activities	$112,023	$60,537
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(45,062)	$(34,445)
Proceeds from the sale of property, plant, equipment, and intangibles	22	—
Investments in businesses, net of cash acquired	(276,595)	(22,269)
Net cash used in investing activities	$(321,635)	$(56,714)
Financing activities:
Proceeds under credit facilities, net	$224,340	$—
Repurchases of common shares	(2,688)	(43,679)
Cash dividends paid to common shareholders	(20,946)	(18,928)
Stock option and other equity transactions, net	11,709	3,172
Tax benefit from stock options exercised	1,772	745
Net cash provided by (used in ) in financing activities	$214,187	$(58,690)
Debt-to-total capital ratio	33.0%	21.3%
Free cash flow	$66,983	$26,092

Net Cash Provided By Operating Activities. The net cash provided by our operating activities was $112.0 million for the first six months of fiscal 2013 as compared with $60.5 million for the first six months of fiscal 2012. The increase in net cash provided by operating activities in fiscal 2013 is attributable to lower working capital requirements, specifically the anticipated reduction of SYSTEM 1E related inventory, lower days sales outstanding and lower cash usage to fund compensation related obligations.

Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $321.6 million for the first six months of fiscal 2013 compared with $56.7 million for the first six months of fiscal 2012. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2013 and fiscal 2012:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $45.1 million for the first six months of fiscal 2013 as compared to $34.4 million during the same prior year period.

•	Investment in business, net of cash acquired – During the second quarter of fiscal 2013, we used $276.6 million in cash to acquire all the outstanding shares of privately-owned US Endoscopy.

Net Cash Provided By (Used In) Financing Activities – The net cash provided in financing activities amounted to $214.2 million for the first six months of fiscal 2013 compared with net cash used in financing activities of $58.7 million for the first six months of fiscal 2012. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2013 and fiscal 2012:

•
Proceeds under credit facilities, net - During the first six months of fiscal 2013, we borrowed $224.3 million against our credit facility to partially fund the acquisition of all the outstanding shares of privately-owned US Endoscopy.

•
Repurchases of common shares – During the first six months of fiscal 2013, we repurchased 46,949 of our common shares and obtained 46,076 of our common shares in connection with stock based compensation awards for an aggregate amount of $2.7 million. During the same period in fiscal 2012 , we paid for the repurchase of 1,402,227 of our common shares and obtained 21,329 of our common shares in connection with stock based compensation award programs for an aggregate amount of $43.7 million.

•
Cash dividends paid to common shareholders – During the first six months of fiscal 2013, we paid total cash dividends of $20.9 million, or $0.36 per outstanding common share. During the first six months of fiscal 2012, we paid total cash dividends of $18.9 million, or $0.32 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During the first six months of fiscal 2013 and fiscal 2012, we received cash proceeds totaling $11.7 million and $3.2 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $67.0 million in the first six months of fiscal 2013 compared to $26.1 million in the prior year first six months due to lower working capital requirements specifically the anticipated reduction of SYSTEM 1E related inventory, lower days sales outstanding and lower cash usage to fund compensation related obligations (see subsection of MD&A titled, "Non-GAAP Financial Measures", for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 33.0% at September 30, 2012 and 21.3% at September 30, 2011.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012. Our commercial commitments were approximately $42.4 million at September 30, 2012 reflecting a net increase of $4.1 million in surety bonds and other commercial commitments from March 31, 2012. We amended and restated our credit facility on April 13, 2012 (as amended, the "Facility"). The maximum aggregate borrowing limit under the Facility initially was $300 million, $100.0 million less than the amount under the prior facility. The maximum aggregate borrowing limit of $300 million under the Facility is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility. There were $224.3 million in outstanding borrowings and no outstanding letters of credit at September 30, 2012. The maximum aggregate borrowing limit under the Facility was increased by $100 million to $400 million in October.

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

Critical Accounting Policies, Estimates, and Assumptions

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2012 with the exception of the estimation of the SYSTEM 1 Rebate Program.
SYSTEM 1 Rebate Program. The SYSTEM 1 Rebate Program (the “Rebate Program”) was initially recognized during the first quarter of fiscal 2011. The rebate portion of the Rebate Program is recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated costs to facilitate the disposal of the returned SYSTEM 1 processors portion of the Rebate Program is recognized as cost of revenues. Both components are recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program included: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that would elect to participate in the Rebate Program, the proportion of Customers that would choose each rebate option, and the estimated per unit costs of disposal.
The Rebate Program ended August 2, 2012. Through September 30, 2012, Customers have utilized or committed to utilize rebates totaling approximately $66.6 million on orders placed since the initiation of the Rebate Program. Additional Customer orders utilizing rebates are not anticipated although exceptions can be made at the discretion of the Company and existing orders may be modified or canceled by Customers. Remaining disposal costs are based on the actual costs experienced to date. During the second quarter of fiscal 2013, we adjusted the liability related to the SYSTEM 1 Rebate Program. The total pre-tax adjustment was $21.5 million, of which $20.4 million was recorded as an increase to revenue for the Customer Rebate portion, and $1.1 million was recorded as a reduction to cost of revenues related to the disposal portion of the liability. This adjustment resulted primarily from a lower number of eligible Customers electing to participate in the Rebate Program than previously estimated. While the remaining recorded accrual of $9.0 million as of September 30, 2012 is still an estimate, it is based on actual experience to date. No further material adjustments are expected.

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
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. We are no longer subject to United States federal examinations for years before fiscal 2009 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2008. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.
Additional information regarding our commitments and contingencies is included in note 10 to our consolidated financial statements titled, “Commitments and Contingencies.”

International Operations
Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2013, our revenues were unfavorably impacted by $3.5 million, or 1.0%, and income before taxes was favorably impacted by $1.9 million, or 3.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2013, our revenues were unfavorably impacted by $7.3 million, or 1.0%, and income before taxes was favorably impacted by $5.1 million, or 5.1%, as a result of foreign currency movements relative to the U.S. dollar.

Forward-Looking Statements
This Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," "outlook," "impact," "potential," "confidence," "improve," "optimistic," "deliver," "comfortable," "trend", and "seeks," or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's Form 10-K and other securities filings. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, rebate program, transition, cost reductions, business strategies, earnings or revenue trends or future financial results (including without limitation the settlement of the SYSTEM 1 class action litigation and the regulatory matters related to SYSTEM 1E or its accessories). References to products, the consent decree, the transition or rebate program, or the class action settlement, are summaries only and should not be considered the specific terms of the decree, settlement, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or the Company's rebate program, transition plan or other business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the April 20, 2010 consent decree and related transition plan and rebate program, the SYSTEM 1E device, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, rebate assumptions, new product acceptance, performance or approvals, including without limitation SYSTEM 1E and accessories thereto, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, rebate program, and the transition from the SYSTEM 1 processing system and adjustments to related reserves or those matters described in our Form 10-K for the year ended March 31, 2012 and other securities filings, may adversely impact Company performance, results, prospects or value, (g) the possibility that anticipated financial results or benefits of recent acquisitions will not be realized or will be other than anticipated, (h) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (i) those risks described in our securities filings including our Annual Report on Form 10-K for the year ended March 31, 2012, and other securities filings.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). This transition period has since been extended by the FDA until August 2, 2012. Our Transition Plan included the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the Rebate Program was introduced and who returned their units had the option of either a pro-rated cash rebate or rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we provided credits for the return of SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts.
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
On February 5, 2010, a complaint was filed by a Customer that claimed to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. STERIS Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleged statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment and Plaintiff sought class certification, damages, and other legal and equitable relief including, without limitation, attorneys' fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. On February 7, 2011 we entered into a settlement agreement in which we agreed, among other things, to provide various categories of economic relief for members of the settlement class and not object to plaintiff's counsel's application to the court for attorneys' fees and expenses up to a specified amount. Certification of a settlement class was approved and final approval of the settlement was given by the court in the first quarter of fiscal 2012. During the third quarter of fiscal 2011, we recorded in operating expenses a pre-tax charge of approximately $19.8 million related to the settlement of these proceedings. Claims under the settlement must be submitted by Customers no later than December 31, 2012.
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

Additional information regarding our contingencies is included in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations, of our Annual Report on Form 10-K for the year ended March 31, 2012 dated with the SEC on May 29, 2012, and in this Form 10-Q in note 10 to our consolidated financial statements titled "Commitments and contingencies."

ITEM 1A.	RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, dated May 29, 2012, that would materially affect our business, results of operations, or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2013, we obtained 3,925 of our common shares in connection with stock based compensation award programs. We repurchased 46,949 of our shares during the second quarter of fiscal 2013. When we do make repurchases, they are made pursuant to a single repurchase program which was approved by our Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of September 30, 2012, $116.9 million in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the second quarter of fiscal 2013 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
July 1-31	—		$—		—	$118,460
August 1-31	46,949		33.48		46,949	116,888
September 1-30	—		—		—	116,888
Total	46,949	(1)	$33.48	(1)	46,949	$116,888

(1)
Does not include 62 shares purchased during the quarter at an average price of $33.64 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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
November 8, 2012

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