Form 10-Q
period 2012-12-31
STERIS CORP
filed 2013-02-08
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of January 31, 2013: 58,465,549

STERIS Corporation and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2012	March 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$155,887	$150,821
Accounts receivable (net of allowances of $9,511 and $11,428, respectively)	248,021	280,324
Inventories, net	163,577	157,712
Deferred income taxes, net	16,235	43,211
Prepaid expenses and other current assets	38,413	19,815
Total current assets	622,133	651,883
Property, plant, and equipment, net	425,550	386,409
Goodwill and intangibles, net	709,950	337,784
Other assets	7,439	29,620
Total assets	$1,765,072	$1,405,696
Liabilities and equity
Current liabilities:
Accounts payable	$78,169	$83,188
Accrued payroll and other related liabilities	49,901	29,899
Accrued SYSTEM 1 Rebate Program and class action settlement	5,549	69,065
Accrued expenses and other	94,189	96,243
Total current liabilities	227,808	278,395
Long-term indebtedness	520,890	210,000
Deferred income taxes, net	37,917	42,703
Other liabilities	58,263	51,934
Total liabilities	$844,878	$583,032
Commitments and contingencies (see note 10)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 58,416 and 57,733 shares outstanding, respectively	240,850	244,091
Common shares held in treasury, 11,624 and 12,307 shares, respectively	(332,782)	(350,718)
Retained earnings	1,000,952	914,401
Accumulated other comprehensive income	10,100	13,627
Total shareholders’ equity	919,120	821,401
Noncontrolling interest	1,074	1,263
Total equity	920,194	822,664
Total liabilities and equity	$1,765,072	$1,405,696
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Product	$243,722	$239,403	$689,125	$664,918
Service	136,683	115,812	384,561	351,643
Total revenues	380,405	355,215	1,073,686	1,016,561
Cost of revenues:
Product	139,683	145,976	392,311	402,214
Service	87,600	71,233	237,880	210,107
Total cost of revenues	227,283	217,209	630,191	612,321
Gross profit	153,122	138,006	443,495	404,240
Operating expenses:
Selling, general, and administrative	75,953	73,922	236,767	227,583
Research and development	10,415	9,196	29,579	26,867
Restructuring expenses	(386)	1,164	(570)	1,522
Total operating expenses	85,982	84,282	265,776	255,972
Income from operations	67,140	53,724	177,719	148,268
Non-operating expenses, net:
Interest expense	4,207	3,005	10,586	9,083
Interest income and miscellaneous expense	(338)	(373)	(629)	(948)
Total non-operating expenses, net	3,869	2,632	9,957	8,135
Income before income tax expense	63,271	51,092	167,762	140,133
Income tax expense	15,174	17,443	49,166	48,189
Net income	$48,097	$33,649	$118,596	$91,944
Net income per common share
Basic	$0.82	$0.58	$2.04	$1.57
Diluted	$0.82	$0.58	$2.02	$1.55
Cash dividends declared per common share outstanding	$0.19	$0.17	$0.55	$0.49

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income	$48,097	$33,649	118,596	91,944
Unrealized gain (loss) on available for sale securities	(3)	132	(20)	(122)
Amortization of pension and postretirement benefit plans costs, net of taxes	(184)	(269)	(543)	(809)
Change in cumulative foreign currency translation adjustment	2,269	(9,823)	(2,964)	(23,776)
Total other comprehensive income (loss)	2,082	(9,960)	(3,527)	(24,707)
Comprehensive income	$50,179	$23,689	$115,069	$67,237

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Operating activities:
Net income	$118,596	$91,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	48,508	46,288
Deferred income taxes	22,064	22,758
Share-based compensation expense	6,353	5,799
Loss on the disposal of property, plant, equipment, and intangibles, net	292	376
Other items	(211)	(1,595)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	52,889	20,019
Inventories, net	10,065	(2,404)
Other current assets	(17,366)	(6,954)
Accounts payable	(13,397)	(21,127)
Accrued SYSTEM 1 Rebate Program and class action settlement	(63,516)	(27,449)
Accruals and other, net	16,659	(14,816)
Net cash provided by operating activities	180,936	112,839
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(63,878)	(54,238)
Proceeds from the sale of property, plant, equipment, and intangibles	29	—
Acquisition of business, net of cash acquired	(399,415)	(22,269)
Net cash used in investing activities	(463,264)	(76,507)
Financing activities:
Proceeds from the issuance of long-term obligations	100,000	—
Proceeds under credit facilities, net	210,890	—
Deferred financing fees and debt issuance costs	(1,581)	—
Repurchases of common shares	(7,893)	(56,751)
Cash dividends paid to common shareholders	(32,045)	(28,751)
Stock option and other equity transactions, net	14,517	3,749
Tax benefit from stock options exercised	2,161	816
Net cash provided by (used in) financing activities	286,049	(80,937)
Effect of exchange rate changes on cash and cash equivalents	1,345	(4,624)
Increase (decrease) in cash and cash equivalents	5,066	(49,229)
Cash and cash equivalents at beginning of period	150,821	193,016
Cash and cash equivalents at end of period	$155,887	$143,787

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2012 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2013.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

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

Significant Accounting Policies

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2012 with the exception of the estimates associated with the SYSTEM 1 Rebate Program and class action settlement.

SYSTEM 1 Rebate Program and Class Action Settlement

The SYSTEM 1 Rebate Program (the “Rebate Program”) was initially recognized during the first quarter of fiscal 2011. The rebate portion of the Rebate Program was recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated costs to facilitate the disposal of the returned SYSTEM 1 processors portion of the Rebate Program were recognized as cost of revenues. Both components are recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program included: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that would elect to participate in the Rebate Program, the proportion of Customers that would choose each rebate option, and the estimated per unit costs of disposal.

The Rebate Program ended August 2, 2012. Through December 31, 2012, Customers have utilized or committed to utilize rebates totaling approximately $66,600 on orders placed since the initiation of the Rebate Program. Additional Customer orders utilizing rebates are not anticipated although exceptions can be made at the discretion of the Company and existing orders may be modified or canceled by Customers. Remaining disposal costs are based on the actual costs experienced to date.

During the second quarter of fiscal 2013, we adjusted the liability related to the Rebate Program. The total pre-tax adjustment was $21,500, of which $20,400 was recorded as an increase to revenue for the Customer rebate portion, and $1,100 was recorded as a reduction to cost of revenues related to the disposal portion of the liability. This adjustment resulted primarily from a lower number of eligible Customers electing to participate in the Rebate Program than previously estimated. The remaining recorded accrual is $4,312 as of December 31, 2012.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

The SYSTEM 1 class action settlement was initially recognized during the third quarter of fiscal 2011. The claim submission deadline was December 31, 2012. As a result during the third quarter of fiscal 2013, we adjusted the liability related to the SYSTEM 1 class action settlement. The pretax adjustment of $15,800, was recorded as a reduction to operating expenses. The remaining recorded accrual is $1,237 as of December 31, 2012 and is based on actual claims submitted through December 31, 2012.

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

Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $8,171 related to these actions, of which $7,065 was recorded as restructuring expenses and $1,106 was recorded in cost of revenues. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.

The following table summarizes our total pre-tax restructuring expenses for the third quarter of fiscal 2013 and fiscal 2012:

	Fiscal 2010 Restructuring Plan
Three Months Ended December 31,	2012	2011 (1)
Severance and other compensation related costs	$(386)	$7
Asset impairment and accelerated depreciation	—	1,157
Lease termination obligation and other	—	3
Total restructuring charges	$(386)	$1,167

(1)	Includes $3 in charges recorded in cost of revenues on Consolidated Statements of Income for fiscal 2012.

The following table summarizes our total pre-tax restructuring expenses for the first nine months of fiscal 2013 and fiscal 2012:

	Fiscal 2010 Restructuring Plan		Fiscal 2008 Restructuring Plan		Total
Nine Months Ended December 31,	2012	2011 (1)	2012	2011	2012	2011 (1)
Severance and other compensation related costs	$(553)	$(73)	$—	$—	$(553)	$(73)
Product rationalization	—	335	—	—	—	335
Asset impairment and accelerated depreciation	(17)	1,341	—	—	(17)	1,341
Lease termination obligation and other	—	3	—	(152)	—	(149)
Total restructuring charges	$(570)	$1,606	$—	$(152)	$(570)	$1,454
(1) Includes $(68) in charges recorded in cost of revenues on Consolidated Statements of Income for fiscal 2012.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2013
	March 31, 2012	Provision (1)	Payments/ Impairments (2)	December 31, 2012
Severance and termination benefits	$659	$(553)	$326	$432
Asset impairments and accelerated depreciation	—	(17)	17	—
Lease termination obligations	947	—	(791)	156
Other	76	—	(76)	—
Total	$1,682	$(570)	$(524)	$588
(1) Includes curtailment benefit of $495 related to International defined benefit plan. Additional information is included in note 9, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	December 31, 2012	March 31, 2012
Land and land improvements (1)	$36,129	$33,099
Buildings and leasehold improvements	238,010	230,823
Machinery and equipment	318,912	301,665
Information systems	94,094	110,130
Radioisotope	233,564	210,899
Construction in progress (1)	43,396	22,811
Total property, plant, and equipment	964,105	909,427
Less: accumulated depreciation and depletion	(538,555)	(523,018)
Property, plant, and equipment, net	$425,550	$386,409

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

4. Business Acquisitions

United States Endoscopy Group, Inc.
In August 2012, we completed the acquisition of all the outstanding shares of capital stock of United States Endoscopy Group, Inc. (“US Endoscopy”) pursuant to a Stock Purchase Agreement dated July 16, 2012 with US Endoscopy and its shareholders. The purchase price was approximately $270,000, plus a working capital adjustment of $2,145, which was paid during the third quarter of fiscal year 2013. In addition, we purchased all real estate used in the US Endoscopy business for approximately $7,000, including properties owned by two US Endoscopy affiliates. We did not assume any existing debt in connection with the purchases. The purchases were financed by a combination of cash on hand and borrowings under our existing credit facility. US Endoscopy will be integrated into the Healthcare segment.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

The following table summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition date.

Cash	$767
Accounts receivable	8,291
Inventory	7,228
Property, plant and equipment	12,457
Other assets	913
Intangible assets	144,000
Goodwill	111,261
Total assets acquired	284,917

Accounts payable	(2,167)
Other liabilities	(3,243)
Total liabilities assumed	(5,410)

Net assets acquired	$279,507

We recorded acquisition related costs of $3,788, before tax, which are reported in selling, general and administrative expenses. We anticipate that the acquisition will qualify for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. The intangible assets acquired consist of trademarks, trade names and developed technologies, which will be amortized on a straight line basis over thirteen to fifteen years, with the exception of the US Endoscopy trade name which has an as indefinite life.
The Consolidated Financial Statements include the operating results of US Endoscopy from the date of acquisition. Pro-forma results of operations for fiscal 2013 and 2012 periods have not been presented because the effects of the acquisition were not material to our financial results.
Spectrum Surgical Instruments Corp and Total Repair Express
In October 2012, we purchased two privately-owned businesses: Spectrum Surgical Instruments Corp ("Spectrum") and Total Repair Express ("TRE"), providers of surgical instrument repair services and instrument care products to hospitals and surgery centers in the United States. The aggregate purchase price of approximately $110,000, including contingent consideration, was financed with borrowings under the existing credit facility. The instrument repair business will be integrated into the Healthcare business segment.
The following table summarizes the preliminary allocation of the purchase price to the net assets acquired in the Spectrum and TRE acquisitions, based on fair values at the acquisition date. The purchase price will be finalized after settlement of working capital adjustments and finalization of valuation analyses.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

Cash	$424
Accounts receivable	11,568
Inventory	5,107
Property, plant and equipment	5,145
Other assets	295
Intangible assets	41,500
Goodwill	50,529
Total assets acquired	114,568

Accounts payable	(5,052)
Other liabilities	(3,460)
Total liabilities assumed	(8,512)

Net assets acquired	$106,056

We recorded acquisition related costs of $1,880, before tax, which are reported in selling, general and administrative expenses. We anticipate that the acquisition of Spectrum will qualify for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. The intangible assets acquired consist of trademarks, customer relationships and non-complete arrangements, which will be amortized on a straight line basis over one to fifteen years.
The Consolidated Financial Statements include the operating results of Spectrum and TRE from the date of acquisition. Pro-forma results of operations for fiscal 2013 and 2012 periods have not been presented because the effects of the acquisition were not material to our financial results.
VTS Medical Systems, LLC
In December 2012, we purchased the remaining interests in our VTS Medical Systems, LLC ("VTS") joint venture. The joint venture began in fiscal 2009, and we increased our ownership of the joint venture to just under 50% during fiscal 2011. With this final investment, VTS is now a wholly-owned subsidiary of STERIS and will be integrated into the Healthcare business segment. We purchased the remaining interests for a total of approximately $19,000, comprised of cash at closing and deferred cash payments to be paid over a ten year period.
We consolidated VTS for the first time in the third quarter of fiscal 2013. The following table summarizes the net assets included in the December 31, 2012 consolidated balance sheet including the preliminary allocation of the purchase price based on estimated fair values at the closing date. The consolidation had no impact on the consolidated statements of income for the period ended December 31, 2012. Valuations of the assets acquired and the equity interest held prior to the closing date are in process. Upon completion, the gain or loss on remeasurement to fair value of the equity interest will be recognized and the allocation of purchase price will be finalized.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

Cash	$1,703
Accounts receivable	294
Inventory	4,280
Property, plant and equipment	1,613
Other assets	69
Goodwill	34,435
Total assets	42,394

Accounts payable	(1,718)
Other liabilities	(1,896)
Total liabilities	(3,614)

Net assets consolidated	$38,780

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

	December 31, 2012	March 31, 2012
Raw materials	$59,416	$56,525
Work in process	26,375	25,236
Finished goods	105,389	109,422
LIFO reserve	(15,783)	(18,158)
Reserve for excess and obsolete inventory	(11,820)	(15,313)
Inventories, net	$163,577	$157,712

6. Debt

Indebtedness was as follows:

	December 31, 2012	March 31, 2012
Private Placement	$310,000	$210,000
Credit facility	210,890	—
Total long term debt	$520,890	$210,000

At the end of the third quarter, we had $210,890 of borrowings that were outstanding under our credit facility. In October 2012, our credit facility was amended to increase the amount of credit available by an additional $100,000, thereby increasing the maximum borrowing limit to $400,000. During December 2012, we issued $100,000 in senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirement of the Securities Act of 1933. Of the $100,000 of notes, $47,500 had a maturity of 10 years at an annual interest rate of 3.20%, an additional $40,000 had a maturity of 12 years at an annual interest rate of 3.35%, and the remaining $12,500 had a maturity of 15 years at an annual interest rate of 3.55%. These borrowings were used primarily for the repayment of existing credit facility debt. We issued another $100,000 of notes to the same purchasers in early February 2013. With respect to the $100,000 of notes issued in February 2013, $47,500 had a maturity of 9 years and 10 months at an annual interest rate of 3.20%, an additional $40,000 had

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

a maturity of 11 years and 10 months at an annual interest rate of 3.35%, and the remaining $12,500 had a maturity of 14 years and 10 months at an annual interest rate of 3.55%.

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012 dated May 29, 2012.

7. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2012	March 31, 2012
Accrued payroll and other related liabilities:
Compensation and related items	$17,508	$9,273
Accrued vacation/paid time off	8,282	6,583
Accrued bonuses	12,087	750
Accrued employee commissions	8,503	9,845
Other postretirement benefit obligations-current portion	3,256	3,255
Other employee benefit plans' obligations-current portion	265	193
Total accrued payroll and other related liabilities	$49,901	$29,899
Accrued expenses and other:
Deferred revenues	$47,763	$51,412
Self-insured risk reserves-current portion	3,154	3,006
Accrued dealer commissions	8,211	9,171
Accrued warranty	12,799	11,189
Other	22,262	21,465
Total accrued expenses and other	$94,189	$96,243
Other liabilities:
Self-insured risk reserves-long-term portion	$8,786	$8,786
Other postretirement benefit obligations-long-term portion	19,672	21,639
Defined benefit pension plans obligations-long-term portion	6,643	9,881
Other employee benefit plans obligations-long-term portion	4,639	4,486
Accrued long-term income taxes	12,254	1,925
Other	6,269	5,217
Total other liabilities	$58,263	$51,934

8. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended December 31, 2012 and 2011 were 24.0% and 34.1%, respectively. The effective income tax rates for the nine-month periods ended December 31, 2012 and 2011 were 29.3% and 34.4%, respectively. During the first nine months of fiscal 2013, we benefited from higher projected income in lower rate tax jurisdictions, a large favorable discrete item adjustment due to the realization of a deduction related to the closure of our Swiss manufacturing operations, and other discrete item adjustments.

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

As of March 31, 2012, we had $1,527 in unrecognized tax benefits, of which $1,242 would favorably impact the effective tax rate if recognized. As of December 31, 2012, we had $10,884 in unrecognized tax benefits, of which $10,599 would

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

favorably impact the effective tax rate if recognized. The increase in unrecognized tax benefits relates to a fiscal 2012 tax position. We believe that it is reasonably possible that unrecognized tax benefits could decrease by up to $10,481 within 12 months of December 31, 2012, primarily as a result of settlements with tax authorities. As of December 31, 2012, we have recognized a liability for interest of $1,305 and penalties of $64.

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

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Three Months Ended December 31,	2012	2011	2012	2011	2012	2011
Service cost	$37	$51	$21	$114	$—	$—
Interest cost	523	609	19	66	217	248
Expected return on plan assets	(834)	(821)	(25)	(67)	—	—
Amortization of loss	333	267	—	—	181	106
Curtailment	—	—	(386)	—	—	—
Amortization of prior service cost	—	—	—	—	(816)	(816)
Net periodic benefit cost (income)	$59	$106	$(371)	$113	$(418)	$(462)

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
Nine Months Ended December 31,	2012	2011	2012	2011	2012	2011
Service cost	$112	$154	$63	$341	$—	$—
Interest cost	1,569	1,828	56	198	650	743
Expected return on plan assets	(2,503)	(2,463)	(74)	(201)	—	—
Amortization of loss	1,000	799	—	—	544	319
Curtailment	—	—	(495)	—	—	—
Amortization of prior service cost	—	—	—	—	(2,447)	(2,447)
Net periodic benefit cost (income)	$178	$318	$(450)	$338	$(1,253)	$(1,385)

We contribute amounts to the defined benefit pension plans at least sufficient to meet the minimum requirements as stated in applicable employee benefit laws and local tax laws. We record liabilities for the difference between the fair value of the plan

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

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
The Rebate Program ended August 2, 2012. Through December 31, 2012, Customers have utilized or committed to utilize rebates totaling approximately $66,600 on orders placed since the initiation of the Rebate Program. Additional Customer orders utilizing rebates are not anticipated although exceptions can be made at the discretion of the Company and existing orders may be modified or canceled by Customers. Remaining disposal costs are based on the actual costs experienced to date. During the second quarter of fiscal 2013, we adjusted the liability related to the Rebate Program. The total pre-tax adjustment was $21,500, of which $20,400 was recorded as an increase to revenue for the Customer Rebate portion, and $1,100 was recorded as a reduction to cost of revenues related to the disposal portion of the liability. This adjustment resulted primarily from a lower number of eligible Customers electing to participate in the Rebate Program than previously estimated. The remaining recorded accrual is $4,312 as of December 31, 2012.
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
On February 5, 2010, a complaint was filed by a Customer that claimed to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. STERIS Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleged statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment and Plaintiff sought class certification, damages, and other legal and equitable relief including, without limitation, attorneys' fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. On February 7, 2011 we entered into a settlement agreement in which we agreed, among other things, to provide various categories of economic relief for members of the settlement class and not object to plaintiff's counsel's application to the court for attorneys' fees and expenses up to a specified amount. Certification of a settlement class was approved and final approval of the settlement was given by the court in the first quarter of fiscal 2012. During the third quarter of fiscal 2011, we recorded in operating expenses a pre-tax charge of approximately $19,796 related to the settlement of these proceedings. The assumptions regarding the amount of this charge included, among others, the portion of class members participating in the settlement and their choice of the categories of economic relief available for such members. The claim

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

submission deadline was December 31, 2012. As a result, during the third quarter of fiscal 2013, we adjusted the liability related to the SYSTEM 1 class action settlement. The pretax adjustment of $15,800, was recorded as a reduction to operating expenses. The remaining recorded accrual is $1,237 as of December 31, 2012 and based on actual claims submitted through December 31, 2012.
On May 31, 2012, our Albert Browne Limited subsidiary received a warning letter from the FDA regarding chemical indicators manufactured in the United Kingdom. These devices are intended for the monitoring of certain sterilization and other processes. The FDA warning letter states that the agency has concerns regarding operational business processes. We do not believe that the FDA's concerns are related to product performance, or that they result from Customer complaints. We have reviewed our processes with the agency and finalized our remediation measures, and are awaiting FDA reinspection. We do not currently believe that the impact of this event will have a material adverse effect on our financial results.
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
Our Isomedix segment operates through a network of facilities located in North America. We sell a comprehensive array of materials processing services using gamma irradiation, and ethylene oxide (“EO”) technologies. We provide microbial reduction services based on Customer specifications to companies that supply products to the healthcare, industrial, and consumer products industries.
Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and postretirement benefits.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and nine month periods ended December 31, 2012, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2012, dated with the SEC on May 29, 2012.
Financial information for each of our segments is presented in the following tables:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Healthcare (1)	$271,096	$259,055	$757,430	$725,455
Life Sciences	65,043	55,892	180,116	167,675
Isomedix	43,392	39,615	133,732	121,617
Total reportable segments	379,531	354,562	1,071,278	1,014,747
Corporate and other	874	653	2,408	1,814
Total revenues	$380,405	$355,215	$1,073,686	$1,016,561
Operating income:
Healthcare (2)	$45,478	$33,951	$110,355	$88,213
Life Sciences	12,798	10,297	35,201	30,820
Isomedix	11,103	11,750	39,348	35,924
Total reportable segments	69,379	55,998	184,904	154,957
Corporate and other	(2,239)	(2,274)	(7,185)	(6,689)
Total operating income	$67,140	$53,724	$177,719	$148,268
(1) Includes an increase of $20,400 in the fiscal 2013 nine months ended December 31, 2012 period, resulting from the SYSTEM 1 Rebate Program.
(2) Includes an increase of $15,800 in the fiscal 2013 three months ended December 31, 2012 period and $37,300 in the fiscal 2013 nine months ended December 31, 2012 period, resulting from SYSTEM 1 Rebate Program and class action settlement.

Assets include the current and long-lived assets directly attributable to the segment based on the management of the location or on utilization. Certain corporate assets were allocated to the reportable segments based on revenues. Assets attributed to sales and distribution locations are only allocated to the Healthcare and Life Sciences segments. “Corporate and other” includes assets directly attributable to the Defense and Industrial business unit, as well as certain unallocated amounts related to being a publicly traded company. Total assets associated with the Healthcare segment have increased substantially during the first nine months of fiscal 2013, as a result of several business acquisitions as described in Note 4 to our consolidated financial statements titled, "Business Acquisitions".

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

Total assets for the periods as of December 31, 2012 and March 31, 2012 are presented in the following table:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

	December 31, 2012	March 31, 2012
Assets:
Healthcare and Life Sciences	$1,366,871	$1,024,786
Isomedix	395,557	378,506
Total reportable segments	1,762,428	1,403,292
Corporate and other	2,644	2,404
Total assets	$1,765,072	$1,405,696

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	58,425	57,782	58,200	58,594
Dilutive effect of common share equivalents	547	455	492	646
Weighted average common shares outstanding and common share equivalents—diluted	58,972	58,237	58,692	59,240

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
(shares in thousands)
Number of common share options	569	1,040	787	644

13. Repurchases of Common Shares

During the first nine months of fiscal 2013, we repurchased 204,349 of our common shares as part of our Board authorized repurchase program and obtained 50,852 of our common shares in connection with stock based compensation award programs. At December 31, 2012, $111,630 of STERIS common shares remained authorized for repurchase pursuant to the most recent Board approved repurchase authorization (the March 2008 Board Authorization). Also, 11,624,076 common shares were held in treasury at December 31, 2012.

14. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally may cliff vest after a three or four year period or vest in tranches of one-fourth of the number

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

granted for each full year of employment after the grant date. As of December 31, 2012, 3,858,299 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2013 and fiscal 2012:

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

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at March 31, 2012	3,312,602	$27.16
Granted	300,440	30.26
Exercised	(608,195)	23.90
Forfeited	(5,933)	30.12
Canceled	(3,970)	19.95
Outstanding at December 31, 2012	2,994,944	$28.13	5.42	years	$20,158
Exercisable at December 31, 2012	2,226,762	$27.18	4.43	years	$16,914

We estimate that 757,650 of the non-vested stock options outstanding at December 31, 2012 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $34.73 closing price of our common shares on December 31, 2012 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first nine months of fiscal 2013 and fiscal 2012 was $5,603 and $2,111, respectively. Net cash proceeds from the exercise of stock options were $14,517 and $3,749 for the first nine months of fiscal 2013 and fiscal 2012, respectively. The tax benefit from stock option exercises was $2,161 and $816 for the first nine months of fiscal 2013 and fiscal 2012, respectively.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

The weighted average grant date fair value of stock option grants was $7.32 and $9.31 for the first nine months of fiscal 2013 and fiscal 2012, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of December 31, 2012 and 2011 was $888 and $763, respectively. The fair value of outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2012	533,027	$32.10
Granted	329,790	31.45
Vested	(104,769)	25.11
Canceled	(11,737)	33.13
Non-vested at December 31, 2012	746,311	$32.78

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first nine months of fiscal 2013 was $2,631.

Cash settled restricted share units carry generally the same terms and vesting requirements as stock settled restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of December 31, 2012 and 2011 was $1,208 and $1,244, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of December 31, 2012, there was a total of $17,451 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.63 years.

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

Changes in our warranty liability during the first nine months of fiscal 2013 were as follows:

Balance, March 31, 2012	$11,189
Warranties issued during the period	13,177
Settlements made during the period	(11,567)
Balance, December 31, 2012	$12,799

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $38,549 and $43,252 as of December 31, 2012 and March 31, 2012, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

16. Forward and Swap Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We also enter into commodity swap contracts to hedge price changes in commodities that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2012, we held foreign currency forward contracts to buy 79.7 million Mexican pesos and 12.5 million Canadian dollars. At December 31, 2012, we held commodity swap contracts to buy 190,000 pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Prepaid & Other	$—	$12	$—	$—
Accrued expenses and other	$—	$—	$358	$863

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Nine Months Ended December 31,
		2012	2011
Foreign currency forward contracts	Selling, general and administrative	$24	$(2,122)
Commodity swap contracts	Cost of revenues	$(211)	$(1,371)

17. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at December 31, 2012 and March 31, 2012:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

			Fair Value Measurements at December 31, 2012 and March 31, 2012 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31
Assets:
Cash and cash equivalents	$155,887	$150,821	$155,887	$150,821	$—	$—	$—	$—
Forward and swap contracts (1)	—	12	—	—	—	12	—	—
Investments (2)	2,982	3,032	2,982	3,032	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$358	$863	$—	$—	$358	$863	$—	$—
Deferred compensation plans (2)	3,062	3,032	3,062	3,032	—	—	—	—
Long term debt (3)	520,890	210,000	—	—	560,971	243,999	—	—
Contingent consideration obligations (4)	7,842	6,953	—	—	—	—	7,842	6,953

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are summarized as follows:

Contingent Consideration
Balance at March 31, 2012	$6,953
Additions	1,250
Settlements	(9)
Foreign currency translation adjustments (1)	(352)
Balance at December 31, 2012	$7,842
(1) Reported in other comprehensive income (loss).

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

18. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended December 31, 2012, except for the issuance of long term notes as described in note 6 to our consolidated financial statements titled, "Debt". These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K dated May 29, 2012.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries (the “Company”) as of December 31, 2012, the related consolidated statements of income for the three-month and nine-month periods ended December 31, 2012 and 2011, the consolidated statements of comprehensive income for the three-month and nine-month periods ended December 31, 2012 and 2011, and consolidated statements of cash flows for the nine-month periods ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2012, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated May 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 8, 2013

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2013 and fiscal 2012. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

Revenues – Defined

As required by Regulation S-X, we separately present revenues generated as either product revenues or service revenues on our Consolidated Statements of Income for each period presented. When we discuss revenues, we may, at times, refer to revenues summarized differently than the Regulation S-X requirements. The terminology, definitions, and applications of terms that we use to describe revenues may be different from terms used by other companies. We use the following terms to describe revenues:

•	Revenues – Our revenues are presented net of sales returns and allowances.

•	Product Revenues – We define product revenues as revenues generated from sales of consumable and capital equipment products.

•
Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment, instrument repair services, and revenues generated from contract sterilization offered through our Isomedix segment.

•
Capital Revenues – We define capital revenues as revenues generated from sales of capital equipment, which includes steam sterilizers, low temperature liquid chemical sterilant processing systems, including SYSTEM 1 and 1E, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and integrated OR.

•
Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes SYSTEM 1 and 1E consumables, V-Pro consumables, gastrointestinal endoscopy devices and support accessories, sterility assurance products, skin care products, cleaning consumables, and surgical instruments.

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
In August 2012, we acquired all the outstanding shares of privately-owned United States Endoscopy Group, Inc. ("US Endoscopy") for approximately $270 million plus a working capital adjustment of $2.1 million, which was paid during the third quarter of fiscal year 2013. In addition, we purchased all real estate used in the US Endoscopy business for approximately $7 million, including properties owned by two US Endoscopy affiliates. The business will be integrated into the Healthcare segment.
In October 2012, we purchased two privately-owned businesses: Spectrum Surgical Instruments Corp ("Spectrum") and Total Repair Express ("TRE"), providers of surgical instrument repair services and instrument care products to hospitals and surgery centers in the United States. The aggregate purchase price of approximately $110 million, including contingent consideration, was financed with borrowings under our existing credit facility. The instrument repair business will be integrated into the Healthcare segment.
In December 2012, we purchased the remaining interests in our VTS Medical Systems, LLC ("VTS") joint venture. The joint venture began in fiscal 2009, and we increased our ownership of the joint venture to just under 50% during fiscal 2011. With this final investment, VTS is now a wholly-owned subsidiary and will be integrated into the Healthcare segment. We purchased the remaining interests for a total of approximately $19.0 million, comprised of cash at closing and deferred cash payments to be paid over a ten year period.
Healthcare revenues for the third quarter and first nine months of fiscal 2013 include $35.7 million and $45.9 million, respectively, as a result of these acquisitions.
Fiscal 2013 third quarter revenues were $380.4 million representing an increase of 7.1% over the fiscal 2012 third quarter revenues of $355.2 million. The increase of 7.1% is primarily from an increase in both service and consumable revenues as a result of recent business acquisitions. This increase was partially offset by the expected post-transition decline in SYSTEM 1E unit sales and the decline in SYSTEM 1 consumable volumes. Fiscal 2013 first nine months revenues were $1,073.7 million representing an increase of 5.6% over the first nine months of fiscal 2012 revenues of $1,016.6 million. This increase includes the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $20.4 million and the impact of recent acquisitions. Excluding the positive impact of the adjustment related to the SYSTEM 1 Rebate Program made during the second quarter, adjusted revenues were $1,053.3 million for the first nine months of fiscal 2013 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Adjusted revenues for the first nine months of fiscal 2013 increased 3.6% compared to the first nine months of fiscal 2012, reflecting growth in both service and consumable revenues as a result of recent business acquisitions, partially offset by the expected post-transition decline in SYSTEM 1E unit sales and the decline in SYSTEM 1 consumable volumes.
Fiscal 2013 third quarter gross margin percentage was 40.3% compared with 38.9% for the fiscal 2012 third quarter. This increase was driven primarily by recent acquisitions, favorable pricing and product mix. For fiscal 2013, the first nine months of gross margin percentage was 41.3% compared with 39.8% for the first nine months of fiscal 2012. The primary driver of the increase in gross margin percentage for the first nine months was the positive impact of the $21.5 million SYSTEM 1 Rebate Program adjustment during the fiscal 2013 second quarter. The adjusted gross margin percentage for the first nine months of 2013 was 40.1% compared to 39.8% in the first nine months of fiscal 2012 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). This increase was attributable to acquisitions, favorable pricing and favorable foreign currency impact. The SYSTEM 1 and 1E transition continued to negatively impact gross margins relative to prior periods.
Fiscal 2013 third quarter operating income was $67.1 million, an increase of 25.0% over the fiscal 2012 third quarter operating income of $53.7 million. Fiscal 2013 first nine months operating income was $177.7 million representing an increase of 19.9% compared to the fiscal 2012 first nine months operating income of $148.3 million. The primary drivers of the increase in operating income were the positive impact of the $21.5 million SYSTEM 1 Rebate Program adjustment recorded in the fiscal 2013 second quarter and the $15.8 million SYSTEM 1 class action settlement adjustment recorded during the fiscal 2013 third quarter. Excluding the SYSTEM 1 class action settlement adjustment made in the fiscal 2013 third quarter, adjusted operating income was $51.3 million in the fiscal 2013 third quarter, a decrease of 4.4% over the fiscal 2012 third quarter operating income of $53.7 million, driven primarily by the declines in SYSTEM 1 consumable volumes and SYSTEM 1E unit sales and expenses related to the recent acquisitions (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Adjusted operating income during the first nine months of fiscal 2013 was $140.4 million, a decrease of 5.3% compared to the first nine months of fiscal 2012, driven primarily by the declines in SYSTEM 1 consumable volumes and SYSTEM 1E unit sales and expenses related to the recent acquisitions (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures).
Cash flows from operations were $180.9 million and free cash flow was $117.1 million in the first nine months of fiscal 2013 compared to cash flows from operations of $112.8 million and free cash flow of $58.6 million in the first nine months of fiscal 2012, reflecting a decrease in cash needed to fund operating assets and liabilities, and the cash benefit from a tax deduction related to the closure of our Swiss manufacturing operations (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 36.2% at December 31, 2012 and 20.4% at March 31, 2012. During the first nine months of fiscal 2013, we declared and paid quarterly cash dividends of $0.55 per common share.
Additional information regarding our financial performance during the fiscal third quarter and first nine months of 2013 is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2013, our revenues were unfavorably impacted by $0.4 million, or 0.1%, and income before taxes was unfavorably impacted by $0.9 million, or 1.4%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2013, our revenues were unfavorably impacted by $7.7 million, or 0.7%, and income before taxes was favorably impacted by $4.2 million, or 2.6%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the nine month periods ended December 31, 2012 and 2011:

	Nine Months Ended December 31,
(dollars in thousands)	2012	2011
Net cash flows provided by operating activities	$180,936	$112,839
Purchases of property, plant, equipment and intangibles, net	(63,878)	(54,238)
Proceeds from the sale of property, plant, equipment and intangibles	29	—
Free cash flow	$117,087	$58,601

To supplement our financial results presented in accordance with U.S. GAAP, we have sometimes referred to certain measures of revenues, gross profit, gross profit percentage, and the Healthcare segment results of operations in the section of MD&A titled, "Results of Operations" excluding the impact of adjustments recorded in connection with the SYSTEM 1 Rebate Program and the SYSTEM 1 class action settlement in the third quarter and first nine months of fiscal 2013. These items had a significant impact on the fiscal 2013 measures and the corresponding trend in each of these measures. We provide adjusted measures to give the reader a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. These measures are used by management and the Board of Directors in making comparisons to our historical operating results and analyzing the underlying performance of our operations. The tables below provide a reconciliation of each of these measures to its most directly comparable GAAP financial measure.

	Three Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2012	2011	2012	2011
Reported revenues	$380,405	$355,215	$1,073,686	$1,016,561
Impact of the SYSTEM 1 Rebate Program	—	—	(20,400)	—
Adjusted revenues	$380,405	$355,215	$1,053,286	$1,016,561

Reported capital equipment revenues	$147,068	$165,290	$435,162	$439,134
Impact of the SYSTEM 1 Rebate Program	—	—	(20,400)	—
Adjusted capital equipment revenues	$147,068	$165,290	$414,762	$439,134

Reported United States revenues	$281,411	$263,540	$815,604	$766,011
Impact of the SYSTEM 1 Rebate Program	—	—	(20,400)	—
Adjusted United States Revenues	$281,411	$263,540	$795,204	$766,011

Reported Healthcare revenues	$271,096	$259,055	$757,430	$725,455

Impact of the SYSTEM 1 Rebate Program	—	—	(20,400)	—
Adjusted Healthcare revenues	$271,096	$259,055	$737,030	$725,455

Healthcare capital revenues	$119,471	$144,366	$366,840	$378,335
Impact of SYSTEM 1 Rebate Program	—	—	(20,400)	—
Adjusted Healthcare capital revenues	$119,471	$144,366	$346,440	$378,335

Reported gross profit	$153,122	$138,006	$443,495	$404,240
Impact of the SYSTEM 1 Rebate Program	—	—	(21,500)	—
Adjusted gross profit	$153,122	$138,006	$421,995	$404,240

Reported gross profit percentage	40.3%	38.9%	41.3%	39.8%
Impact of the SYSTEM 1 Rebate Program	—%	—%	(1.2)%	—%
Adjusted gross profit percentage	40.3%	38.9%	40.1%	39.8%

Reported operating income	$67,140	$53,724	$177,719	$148,268
Impact of the SYSTEM 1 Rebate Program and class action settlement	(15,800)	—	(37,300)	—
Adjusted operating income	$51,340	$53,724	$140,419	$148,268

Reported Healthcare operating income	$45,478	$33,951	$110,355	$88,213
Impact of the SYSTEM 1 Rebate Program and class action settlement	(15,800)	—	(37,300)	—
Adjusted Healthcare operating income	$29,678	$33,951	$73,055	$88,213

Reported income tax expense	$15,174	$17,443	$49,166	$48,189
Impact of the SYSTEM 1 Rebate Program and class action settlement	(6,162)	—	(14,547)	—
Adjusted income tax expense	$9,012	$17,443	$34,619	$48,189

Reported selling, general and administrative	$75,953	$73,992	$236,767	$227,583
Impact of the SYSTEM 1 class action settlement	15,800	—	15,800	—
Adjusted selling, general and administrative	$91,753	$73,992	$252,567	$227,583

Reported effective income tax rate	24.0%	34.1%	29.3%	34.4%
Impact of the SYSTEM 1 Rebate Program and class action settlement	(5)%	—%	(2.8)%	—%
Adjusted effective income tax rate	19.0%	34.1%	26.5%	34.4%

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and the first nine months of fiscal 2013 compared with the same fiscal 2012 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2012 to the revenues for the three and nine months ended December 31, 2011:

	Three Months Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change
Total revenues	$380,405	$355,215	$25,190	7.1%

Revenues by type:
Capital equipment revenues	147,068	165,290	(18,222)	(11.0)%
Consumable revenues	96,654	74,113	22,541	30.4%
Service revenues	136,683	115,812	20,871	18.0%

Revenues by geography:
United States revenues	281,411	263,540	17,871	6.8%
International revenues	98,994	91,675	7,319	8.0%

	Nine Months Ended December 31,			Percent
(dollars in thousands)	2012	2011	Change	Change
Total revenues	$1,073,686	$1,016,561	$57,125	5.6%

Revenues by type:
Capital equipment revenues	435,162	439,134	(3,972)	(0.9)%
Consumable revenues	253,963	225,784	28,179	12.5%
Service revenues	384,561	351,643	32,918	9.4%

Revenues by geography:
United States revenues	815,604	766,011	49,593	6.5%
International revenues	258,082	250,550	7,532	3.0%
Quarter over Quarter Comparison

Revenues increased $25.2 million, or 7.1%, to $380.4 million for the quarter ended December 31, 2012, as compared to $355.2 million for the same quarter prior year period. The increase is primarily attributable to the recent business acquisitions partially offset by the expected post-transition decline in SYSTEM 1E unit sales and SYSTEM 1 consumable volumes. Capital equipment revenues of $147.1 million in the third quarter of fiscal 2013 represent a 11.0% decrease over the third quarter of fiscal 2012 driven by lower capital equipment revenues in the Healthcare segment due to the expected post-transition decline in SYSTEM 1E units. Consumable revenues increased 30.4% for the quarter ended December 31, 2012, as compared to the prior year quarter, primarily driven by acquisitions which combined with growth in other consumables more than offset the declines in SYSTEM 1 consumables. Service revenues increased 18.0% in the third quarter of fiscal 2013 primarily driven by the acquisition of the instrument repair businesses, Spectrum and TRE and growth in other service offerings.
United States revenues increased $17.9 million, or 6.8%, to $281.4 million for the quarter ended December 31, 2012, as compared to $263.5 million for the same prior year quarter. The increase is primarily attributable to the recent business acquisitions and is partially offset by the decline in SYSTEM 1E unit sales and SYSTEM 1 consumable volumes.
International revenues increased $7.3 million, or 8.0%, to $99.0 million for the quarter ended December 31, 2012, as compared to $91.7 million for the same prior year quarter. This increase is attributable to the recent acquisition of US Endoscopy and revenue growth in the Asia Pacific region and Canada, partially offset by declines in the European and Latin American regions.

First Nine Months over First Nine Months Comparison

Revenues increased $57.1 million or 5.6% to $1,073.7 million for the first nine months of fiscal 2013, as compared to $1,016.6 million for the same prior year period. The increase is partially attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $20.4 million. Adjusted revenues for the first nine months, excluding the impact of the adjustment related to the SYSTEM 1 Rebate Program, were $1,053.3 million, a 3.6% increase over the same prior year period (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Capital equipment revenues for the first nine months of fiscal 2013 decreased $4.0 million or 0.9% compared to the prior year period. Capital equipment revenues for the first nine months of fiscal 2013 were favorably impacted by the $20.4 million adjustment related to the SYSTEM 1 Rebate Program. Adjusted capital equipment revenues for the first nine months of fiscal 2013 were $414.8 million, a 5.6% decrease over the first nine months of fiscal 2012 driven by the expected post-transition decline in SYSTEM 1E unit sales compared to the prior year (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Consumable revenues for the first nine months of fiscal 2013 increased 12.5% over the first nine months of fiscal 2012 as declines in SYSTEM 1 consumable volumes were more than offset by increases within the Healthcare segment, driven largely by recent acquisitions, and within the Life Sciences business segment. Service revenues during the first nine months of fiscal 2013 increased 9.4% over the first nine months of fiscal 2012 primarily driven by the recent acquisition of the instrument repair businesses, Spectrum and TRE and other service offerings.
United States revenues for the first nine months of fiscal 2013 were $815.6 million, an increase of $49.6 million or 6.5% over the the first nine months of fiscal 2012 revenues of $766.0 million. A portion of the increase is attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $20.4 million. Adjusted United States revenues for the first nine months, excluding the impact of the $20.4 million adjustment related to the SYSTEM 1 Rebate Program, were $795.2 million, an increase of $29.2 million or 3.8% over the first nine months of fiscal 2012 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). United States revenues reflect a decline in capital equipment revenues resulting primarily from the expected post-transition SYSTEM 1E unit sales which was offset by increased consumable and service revenues from our recent acquisitions and increased revenues from other products.
International revenues for the first nine months of fiscal 2013 were $258.1 million, an increase of 3.0% over the first nine months of fiscal 2012 revenues of $250.6 million. This increase is attributable to the recent acquisition of US Endoscopy and revenue growth in the Asia Pacific region and Canada, partially offset by declines in the European and Latin American regions.
Revenues by segment are further discussed in the section of MD&A titled, "Business Segment Results of Operations."

Gross Profit. The following tables compare our gross profit for the three and nine months ended December 31, 2012 to the three and nine months ended December 31, 2011:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Gross profit:
Product	$104,039	$93,427	$10,612	11.4%
Service	49,083	44,579	4,504	10.1%
Total gross profit	$153,122	$138,006	$15,116	11.0%
Gross profit percentage:
Product	42.7%	39.0%
Service	35.9%	38.5%
Total gross profit percentage	40.3%	38.9%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Gross profit:
Product	$296,814	$262,704	$34,110	13.0%
Service	146,681	141,536	5,145	3.6%
Total gross profit	$443,495	$404,240	$39,255	9.7%
Gross profit percentage:
Product	43.1%	39.5%
Service	38.1%	40.2%
Total gross profit percentage	41.3%	39.8%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the third quarter of fiscal 2013 amounted to 40.3% as compared to the third quarter of fiscal 2012 gross profit percentage of 38.9%. Gross margin percentage was positively impacted by acquisitions (110 basis points) and pricing (100 basis points) and negatively impacted by the SYSTEM 1 and SYSTEM 1E transition (50 basis points) and foreign currency fluctuations (20 basis points.)
Gross profit percentage for the first nine months of fiscal 2013 was 41.3% compared to the gross profit percentage in the first nine months of fiscal 2012 of 39.8%. The primary driver of the increase in gross margin percentage is the positive impact of the $21.5 million SYSTEM 1 Rebate Program adjustment during the fiscal 2013 second quarter. The adjusted gross profit percentage in the first nine months of fiscal 2013, excluding the impact of the $21.5 million revenue and cost of goods sold adjustments related to the SYSTEM 1 Rebate Program during the second quarter, was 40.1%, an increase of 30 basis points over the gross profit percentage of 39.8% during the first nine months of fiscal 2012 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Other key factors impacting the gross margin percentage in the first nine months of fiscal 2013 include the negative impact of the SYSTEM 1 and SYSTEM 1E transition (110 basis points) and the positive impact of acquisitions (50 basis points), pricing (60 basis points) and foreign currency fluctuations (40 basis points).

Operating Expenses. The following tables compare our operating expenses for the three and nine months ended December 31, 2012 to the three and nine months ended December 31, 2011:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating expenses:
Selling, general, and administrative	$75,953	$73,922	$2,031	2.7%
Research and development	10,415	9,196	1,219	13.3%
Restructuring expenses	(386)	1,164	(1,550)	NM
Total operating expenses	$85,982	$84,282	$1,700	2.0%
NM - Not meaningful.

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating expenses:
Selling, general, and administrative	$236,767	$227,583	$9,184	4.0%
Research and development	29,579	26,867	2,712	10.1%
Restructuring expenses	(570)	1,522	(2,092)	NM
Total operating expenses	$265,776	$255,972	$9,804	3.8%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 2.7% in the third quarter of fiscal 2013 over the third quarter of fiscal 2012, and increased 4.0% in the nine months of fiscal 2013 over the first nine months of fiscal 2012. During the third quarter of fiscal 2013, we adjusted the liability related to the SYSTEM 1 class action settlement. The pre-tax adjustment of $15.8 million was recorded as a reduction to operating expenses. Adjusted SG&A expenses, excluding the impact of the SYSTEM 1 class action settlement for the third quarter and and nine months of fiscal 2013 were $91.8 million and $252.6 million, respectively (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Fiscal 2013 third quarter SG&A includes $2.1 million of transaction costs and incremental amortization of acquired intangible assets of $4 million associated with the recent acquisitions. For the first nine months of fiscal 2013, SG&A includes $5.7 million of transaction costs and incremental amortization of acquired intangible assets of $7.3 million associated with the recent acquisitions. SG&A also increased due to the operating expenses incurred within the operations of recently acquired businesses.
For the three month period ended December 31, 2012, research and development expenses increased 13.3% over the same prior year period. The increase is attributable to expenses for research and development incurred by the recently acquired US Endoscopy. For the nine months of fiscal 2013, research and development expenses were $29.6 million, representing an increase of 10.1% compared to the same fiscal 2012 period. The majority of the increase is attributable to expenses for research and development incurred by the recently acquired US Endoscopy. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first nine months of fiscal 2013, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.
Restructuring expenses incurred during the three and nine months of fiscal 2013 and fiscal 2012 related to previously announced restructuring plans. The following tables summarize our total pre-tax restructuring expenses for the third quarter of fiscal 2013 and fiscal 2012:

(dollars in thousands)	Fiscal 2010 Restructuring Plan
Three Months Ended December 31,	2012	2011 (1)
Severance and other compensation related costs	$(386)	$7
Asset impairment and accelerated depreciation	—	1,157
Lease termination obligation and other	—	3
Total restructuring charges	$(386)	$1,167

(1)	Includes $3 in charges recorded in cost of revenues on Consolidated Statements of Income for fiscal 2012.

The following table summarizes our total pre-tax restructuring expenses for the first nine months of fiscal 2013 and fiscal 2012:

(dollars in thousands)	Fiscal 2010 Restructuring Plan		Fiscal 2008 Restructuring Plan		Total
Nine Months Ended December 31,	2012	2011 (1)	2012	2011	2012	2011 (1)
Severance and other compensation related costs	$(553)	$(73)	$—	$—	$(553)	$(73)
Product rationalization	—	335	—	—	—	335
Asset impairment and accelerated depreciation	(17)	1,341	—	—	(17)	1,341
Lease termination obligation and other	—	3	—	(152)	—	(149)
Total restructuring charges	$(570)	$1,606	$—	$(152)	$(570)	$1,454
(1) Includes $(68) in charges recorded in cost of revenues on Consolidated Statements of Income for fiscal 2012.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2013
(dollars in thousands)	March 31, 2012	Provision (1)	Payments/ Impairments (2)	December 31, 2012
Severance and termination benefits	$659	$(553)	$326	$432
Asset impairments and accelerated depreciation	—	(17)	17	—
Lease termination obligations	947	—	(791)	156
Other	76	—	(76)	—
Total	$1,682	$(570)	$(524)	$588
(1) Includes curtailment benefit of $495 related to International defined benefit plan. Additional information is included in note 9, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Non-Operating Expenses, Net. Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense, net for the three and nine month periods ended December 31, 2012 and December 31, 2011:

	Three Months Ended December 31,
(dollars in thousands)	2012	2011	Change
Non-operating expenses, net:
Interest expense	$4,207	$3,005	$1,202
Interest income and miscellaneous expense	(338)	(373)	35
Non-operating expenses, net	$3,869	$2,632	$1,237

	Nine Months Ended December 31,
(dollars in thousands)	2012	2011	Change
Non-operating expenses, net:
Interest expense	$10,586	$9,083	$1,503
Interest income and miscellaneous expense	(629)	(948)	319
Non-operating expenses, net	$9,957	$8,135	$1,822

Interest expense during the three and nine month fiscal 2013 periods increased due to higher outstanding borrowings. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and nine months ended December 31, 2012 to the three and nine months ended December 31, 2011:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Income tax expense	$15,174	$17,443	$(2,269)	(13.0)%
Effective income tax rate	24.0%	34.1%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Income tax expense	$49,166	$48,189	$977	2.0%
Effective income tax rate	29.3%	34.4%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and nine months ended December 31, 2012 were 24.0% and 29.3% compared with 34.1% and 34.4% for the same prior year periods. During the first nine months of fiscal 2013, we benefited from higher projected income in lower rate tax jurisdictions, a large favorable discrete item adjustment due to the realization of a deduction related to the closure of our Swiss manufacturing operations, and other discrete item adjustments.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012, provides additional information regarding each business segment. The following table compares business segment revenues for the three and nine months ended December 31, 2012 and December 31, 2011:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2012	2011
Revenues:
Healthcare	$271,096	$259,055	$12,041	4.6%
Life Sciences	65,043	55,892	9,151	16.4%
Isomedix	43,392	39,615	3,777	9.5%
Total reportable segments	379,531	354,562	24,969	7.0%
Corporate and other	874	653	221	33.8%
Total Revenues	$380,405	$355,215	$25,190	7.1%

(dollars in thousands)	Nine Months Ended December 31,		Change	Percent Change
	2012	2011
Revenues:
Healthcare (1)	$757,430	$725,455	$31,975	4.4%
Life Sciences	180,116	167,675	12,441	7.4%
Isomedix	133,732	121,617	12,115	10.0%
Total reportable segments	1,071,278	1,014,747	56,531	5.6%
Corporate and other	2,408	1,814	594	32.7%
Total Revenues	$1,073,686	$1,016,561	$57,125	5.6%
(1) Includes an increase of $20,400 in the second quarter of fiscal 2013 resulting from the SYSTEM 1 Rebate Program.

Healthcare revenues increased $12.0 million, or 4.6%, to $271.1 million for the quarter ended December 31, 2012, as compared to $259.1 million for the same prior year quarter. This increase is attributable to recent acquisitions, which were partially offset by the expected post-transition decline in SYSTEM 1E unit sales and the decline in SYSTEM 1 consumable volumes. Healthcare revenues for the first nine months of fiscal 2013 increased $32.0 million, or 4.4% to $757.4 million, as compared to $725.5 million for the first nine months of fiscal 2012. The increase is partially attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $20.4 million. Adjusted Healthcare revenues for the first nine months of fiscal 2013, excluding the impact of the adjustment made in the same period related to the SYSTEM 1 Rebate Program, were $737.0 million, representing an increase of 1.6% compared to the first nine months of fiscal 2012 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase in adjusted revenue is attributable to the addition of consumable revenues and service revenues from our recent acquisitions. These increases were partially offset by the expected post-transition decline in SYSTEM 1E unit sales and the decline in SYSTEM 1 consumable volumes. At December 31, 2012, the Healthcare segment’s backlog amounted to $141.3 million, increasing $5.5 million, or 4.1%, compared to the backlog of $135.8 million at December 31, 2011. Healthcare backlog increased $38.8 million, or 37.9%, compared to the backlog of $102.5 million at March 31, 2012.
Life Sciences revenues increased $9.2 million, or 16.4%, to $65.0 million for the quarter ended December 31, 2012, as compared to $55.9 million for the same prior year quarter. The increase in Life Sciences revenues was attributable to increases in capital equipment, consumable and service revenues. Life Science revenues for the first nine months of fiscal 2013 increased $12.4 million or 7.4% to $180.1 million as compared to $167.7 million for the first nine months of fiscal 2012, driven by growth in capital equipment, consumable and service revenues. At December 31, 2012, the Life Sciences segment’s backlog amounted to $49.6 million, increasing $4.6 million, or 10.3%, compared to the backlog of $45.0 million at December 31, 2011. Life Sciences backlog decreased by $0.5 million, or 0.9%, compared to the backlog of $50.1 million at March 31, 2012.
Isomedix revenues increased $3.8 million, or 9.5%, to $43.4 million for the quarter ended December 31, 2012, as compared to $39.6 million for the same prior year quarter. Isomedix revenues for the first nine months of fiscal 2013 increased $12.1 million, or 10.0%, to $133.7 million as compared to $121.6 million for the first nine months of fiscal 2012. Revenues were favorably impacted by increased demand from our medical device Customers, as well as the acquisition of Biotest in March 2012. Biotest provides validation services to our Customers with lab operations in Minneapolis, Minnesota.
The following tables compare our business segment operating results for the three and nine months ended December 31, 2012 to the three and nine months ended December 31, 2011:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating income (loss):
Healthcare (2)	$45,478	$33,951	$11,527	34.0%
Life Sciences	12,798	10,297	2,501	24.3%
Isomedix	11,103	11,750	(647)	(5.5)%
Total reportable segments	69,379	55,998	13,381	23.9%
Corporate and other	(2,239)	(2,274)	35	(1.5)%
Total operating income (loss)	$67,140	$53,724	$13,416	25.0%
(2) Includes an increase of $15,800 in the third quarter of fiscal 2013 resulting from the SYSTEM 1 class action settlement.

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2012	2011
Operating Income (loss):
Healthcare (3)	$110,355	$88,213	$22,142	25.1%
Life Sciences	35,201	30,820	4,381	14.2%
Isomedix	39,348	35,924	3,424	9.5%
Total reportable segments	184,904	154,957	29,947	19.3%
Corporate and other	(7,185)	(6,689)	(496)	7.4%
Total Operating Income (loss)	$177,719	$148,268	$29,451	19.9%
(3) Includes an increase of $37,300 in the fiscal 2013 period resulting from the SYSTEM 1 Rebate Program and class action settlement.

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
The Healthcare segment’s operating income increased $11.5 million to $45.5 million for the third quarter of fiscal 2013 as compared to $34.0 million in the same prior year period. The increase is attributable to the fiscal 2013 third quarter SYSTEM 1 class action adjustment of $15.8 million. Adjusted Healthcare operating income, excluding the impact of the adjustment related to the SYSTEM 1 class action adjustment during the quarter, was $29.7 million, a decrease of $4.3 million or 12.6% compared to the same prior year quarter (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The Healthcare segment's operating income for the first nine months of fiscal 2013 increased $22.1 million to $110.4 million as compared to $88.2 million for the first nine months of fiscal 2012. The increase is attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $21.5 million and the fiscal 2013 third quarter SYSTEM 1 class action settlement of $15.8 million. Adjusted Healthcare operating income, excluding the impact of the adjustments during the period, was $73.1 million, a decrease of $15.2 million or 17.2% compared to the same prior year period (see subsection of MD&A titled, "Non-GAAP

Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The decline in adjusted Healthcare operating income reflects the impact of the expected post-transition decline in SYSTEM 1E unit sales, decline in SYSTEM 1 consumable volumes and expenses related to the recent acquisitions.
The Life Sciences segment’s operating income increased $2.5 million, or 24.3%, to $12.8 million for the third quarter of fiscal 2013 as compared to $10.3 million for the same prior year period. The Life Sciences segment's operating income for the first nine months of fiscal 2013 increased by $4.4 million or 14.2% to $35.2 million as compared to $30.8 million in the first nine months of fiscal 2012. The segment’s operating margin was 19.7% for the third quarter of fiscal 2013 compared to 18.4% for the third quarter of fiscal 2012. The segment's operating margin was 19.5% for the first nine months of fiscal 2013 compared to 18.4% for the first nine months of fiscal 2012. The increased operating margins in both the third quarter and the first nine months of fiscal 2013 is primarily attributable to higher revenues.
The Isomedix segment’s operating income decreased $0.6 million or 5.5% to $11.1 million for the third quarter of fiscal 2013 as compared to $11.8 million for the same prior year period. The decrease was primarily attributable to new capacity brought online during the quarter. The Isomedix segment's operating income for the first nine months of fiscal 2013 increased $3.4 million or 9.5% to $39.3 million as compared to $35.9 million in the first first nine months of fiscal 2012, reflecting the benefits of increased revenues and improved operating efficiencies. The Isomedix operating margin was 25.6% for the third quarter of fiscal 2013 compared to 29.7% in the same prior year period; while the operating margin was 29.4% in the first nine months of fiscal 2013 compared to 29.5% in the first nine months of fiscal 2012.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended December 31,
(dollars in thousands)	2012	2011
Operating activities:
Net income	$118,596	$91,944
Non-cash items	77,006	73,626
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	(63,516)	(27,449)
Changes in operating assets and liabilities	48,850	(25,282)
Net cash provided by operating activities	$180,936	$112,839
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(63,878)	$(54,238)
Proceeds from the sale of property, plant, equipment, and intangibles	29	—
Investments in businesses, net of cash acquired	(399,415)	(22,269)
Net cash used in investing activities	$(463,264)	$(76,507)
Financing activities:
Proceeds from the issuance of long-term obligations	$100,000	$—
Proceeds under credit facilities, net	210,890	—
Repurchases of common shares	(7,893)	(56,751)
Deferred financing fees and debt issuance costs	(1,581)	—
Cash dividends paid to common shareholders	(32,045)	(28,751)
Stock option and other equity transactions, net	14,517	3,749
Tax benefit from stock options exercised	2,161	816
Net cash provided by (used in ) in financing activities	$286,049	$(80,937)
Debt-to-total capital ratio	36.2%	21.3%
Free cash flow	$117,087	$58,601

Net Cash Provided By Operating Activities –The net cash provided by our operating activities was $180.9 million for the first nine months of fiscal 2013 as compared with $112.8 million for the first nine months of fiscal 2012. The increase in net cash provided by operating activities in fiscal 2013 is attributable to a decrease in cash needed to fund operating assets and liabilities and the cash benefit from a tax deduction related to the closure of our Swiss manufacturing operations.

Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $463.3 million for the first nine months of fiscal 2013 compared with $76.5 million for the first nine months of fiscal 2012. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2013 and fiscal 2012:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $63.9 million for the first nine months of fiscal 2013 as compared to $54.2 million during the same prior year period.

•	Investment in business, net of cash acquired – During the first nine months of fiscal 2013, we used $399.4 million in cash for the recent acquisitions of US Endoscopy, Spectrum, TRE and VTS.

Net Cash Provided By (Used In) Financing Activities – The net cash provided in financing activities amounted to $286.0 million for the first nine months of fiscal 2013 compared with net cash used in financing activities of $80.9 million for the first nine months of fiscal 2012. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2013 and fiscal 2012:

•
Proceeds from the issuance of long-term obligations – Proceeds of $100 million were raised from the issuance of private placement debt. These borrowings were used primarily for the repayment of existing credit facility debt.

•
Proceeds under credit facilities, net – As of the end of the first nine months of fiscal 2013, we had outstanding borrowings of $210.9 million under our credit facility that were used to partially fund the recent acquisitions.

•
Repurchases of common shares – During the first nine months of fiscal 2013, we repurchased 201,349 of our common shares and obtained 51 of our common shares in connection with stock based compensation awards for an aggregate amount of $7.9 million. During the same period in fiscal 2012, we paid for the repurchase of 1,851,510 of our common shares and obtained 22,927 of our common shares in connection with stock based compensation award programs for an aggregate amount of $56.8 million.

•
Deferred financing fees and debt issuance costs – During fiscal 2013, we paid fees of $1.6 million related to the issuance of new notes in connection with the December 2012 Private Placement and the amendment and restatement of our revolving credit facility.

•
Cash dividends paid to common shareholders – During the first nine months of fiscal 2013, we paid total cash dividends of $32.0 million, or $0.55 per outstanding common share. During the first nine months of fiscal 2012, we paid total cash dividends of $28.8 million, or $0.49 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During the first nine months of fiscal 2013 and fiscal 2012, we received cash proceeds totaling $14.5 million and $3.7 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $117.1 million in the first nine months of fiscal 2013 compared to $58.6 million in the prior year first nine months due to a decrease in cash needed to fund operating assets and liabilities and the cash benefit from a tax deduction related to the closure of our Swiss manufacturing operations (see subsection of MD&A titled, "Non-GAAP Financial Measures", for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 36.2% at December 31, 2012 and 21.3% at December 31, 2011.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012. Our commercial commitments were approximately $47.0 million at December 31, 2012, reflecting a net increase of $8.7 million in surety bonds and other commercial commitments from March 31, 2012. We amended and restated our credit facility on April 13, 2012 and amended it again on October 12, 2012 to increase the maximum aggregate borrowing limit (as amended, the "Facility"). The maximum aggregate borrowing limit under the Facility is now $400 million. The maximum aggregate borrowing limit is reduced by outstanding borrowings and letters of credit issued under a sub-limit within the Facility. There were $210.9 million in outstanding borrowings and no outstanding letters of credit at December 31, 2012. During December 2012, the Company issued $100 million in senior notes in a private placement and committed to issue and received commitments to purchase another $100 million notes from the same purchasers in February, 2013.

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

Critical Accounting Policies, Estimates, and Assumptions
Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2012, dated May 29, 2012. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2012 with the exception of the estimation of the SYSTEM 1 Rebate Program and class action settlement liabilities.

SYSTEM 1 Rebate Program and Class Action Settlement
The SYSTEM 1 Rebate Program (the “Rebate Program”) was initially recognized during the first quarter of fiscal 2011. The rebate portion of the Rebate Program was recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated costs to facilitate the disposal of the returned SYSTEM 1 processors portion of the Rebate Program were recognized as cost of revenues. Both components are recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program included: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that would elect to participate in the Rebate Program, the proportion of Customers that would choose each rebate option, and the estimated per unit costs of disposal.

The Rebate Program ended August 2, 2012. Through December 31, 2012, Customers have utilized or committed to utilize rebates totaling approximately $66.6 million on orders placed since the initiation of the Rebate Program. Additional Customer orders utilizing rebates are not anticipated although exceptions can be made at the discretion of the Company and existing orders may be modified or canceled by Customers. Remaining disposal costs are based on the actual costs experienced to date.

During the second quarter of fiscal 2013, we adjusted the liability related to the SYSTEM 1 Rebate Program. The total pre-tax adjustment was $21.5 million, of which $20.4 million was recorded as an increase to revenue for the Customer Rebate portion, and $1.1 million was recorded as a reduction to cost of revenues related to the disposal portion of the liability. This adjustment resulted primarily from a lower number of eligible Customers electing to participate in the Rebate Program than previously estimated. The remaining recorded accrual is $4.3 million as of December 31, 2012.

The SYSTEM 1 class action settlement was initially recognized during the third quarter of fiscal 2011. The claim submission deadline was December 31, 2012. As a result, during the third quarter of fiscal 2013, we adjusted the liability related to the SYSTEM 1 class action settlement. The pretax adjustment of $15.8 million, was recorded as a reduction to operating expenses. The remaining recorded accrual is $1.2 million as of December 31, 2012 and is based on actual claims submitted.

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

International Operations
Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2013, our revenues were unfavorably impacted by $0.4 million, or 0.1%, and income before taxes was unfavorably impacted by $0.9 million, or 1.4%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2013, our revenues were unfavorably impacted by $7.7 million, or 0.7%, and income before taxes was favorably impacted by $4.2 million, or 2.6%, as a result of foreign currency movements relative to the U.S. dollar.

Forward-Looking Statements
This Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," "outlook," "impact," "potential," "confidence," "improve," "optimistic," "deliver," "comfortable," "trend", and "seeks," or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's Form 10-K and other securities filings. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, rebate program, transition, cost reductions, business strategies, earnings or revenue trends or future financial results (including without limitation the settlement of the SYSTEM 1 class action litigation and the regulatory matters related to SYSTEM 1E or its accessories). References to products, the consent decree, the transition or rebate program, or the class action settlement, are summaries only and should not be considered the specific terms of the decree, settlement, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the SYSTEM 1E device, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, including without limitation SYSTEM 1E and accessories thereto, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, and the transition from the SYSTEM 1 processing system and adjustments to related reserves or those matters described in our Form 10-K for the year ended March 31, 2012 and other securities filings, may adversely impact Company performance, results, prospects or value, (g) the possibility that anticipated financial results or benefits of recent acquisitions will not be realized or will be other than anticipated, (h) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (i) those risks described in our securities filings including our Annual Report on Form 10-K for the year ended March 31, 2012, and other securities filings.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Consent Decree also provides that we may continue to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, not to extend beyond August 2, 2011, subject to compliance with requirements for documentation of the Customer's need for continued support and other conditions and limitations (the “Transition Plan”). This transition period has since been extended by the FDA until August 2, 2012. Our Transition Plan included the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates to qualifying Customers. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the Rebate Program was introduced and who returned their units had the option of either a pro-rated cash rebate or rebate toward the future purchase of new STERIS capital equipment (including SYSTEM 1E) or consumable products. In addition, we provided credits for the return of SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. The Rebate Program ended on August 2, 2012. During the second quarter of fiscal year 2013, we adjusted the liability related to the Rebate Program. No further material adjustments are expected.
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
On May 31, 2012, our Albert Browne Limited subsidiary received a warning letter from the FDA regarding chemical indicators manufactured in the United Kingdom. These devices are intended for the monitoring of certain sterilization and other processes. The FDA warning letter states that the agency has concerns regarding operational business processes. We do not believe that the FDA's concerns are related to product performance, or that they result from Customer complaints. We have reviewed our processes with the agency and finalized our remediation measures, and are awaiting FDA reinspection. We do not currently believe that the impact of this event will have a material adverse effect on our financial results.
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

During the third quarter of fiscal 2013, we obtained 50,852 of our common shares in connection with stock based compensation award programs. We also repurchased 157,400 of our shares during the third quarter of fiscal 2013. These repurchases were made pursuant to a single repurchase program which was approved by our Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of December 31, 2012, $111.6 million in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the third quarter of fiscal 2013 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
October 1-31	—		$—		—	$116,888
November 1-30	103,400		33.19		103,400	113,457
December 1-31	54,000		33.83		54,000	111,630
Total	157,400	(1)	$33.41	(1)	157,400	$111,630

(1)
Does not include 380 shares purchased during the quarter at an average price of $34.47 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Joinder Supplement to Third Amended and Restated Guaranty of Payment made by United States Endoscopy Group, Inc. and dated October 9, 2012.

10.2	Guaranty Supplement dated October 10, 2012 by United States Endoscopy Group, Inc. and STERIS Corporation.

10.3	Guaranty Supplement dated October 10, 2012 by United States Endoscopy Group, Inc. and STERIS Corporation.

10.4
Amendment No. 1 dated October 12, 2012 to Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association as agent for the lenders from time to time party thereto and such lenders.

10.5
Stock Purchase Agreement dated October 16, 2012 between STERIS Corporation, Richard J. and Michelle A. Schultz, individually and as trustees of certain trusts, such trusts and Spectrum Surgical Instruments Corp.

10.6	Joinder Supplement to Third Amended and Restated Guaranty of Payment made by Spectrum Surgical Instruments Corp. and dated October 29, 2012.

10.7	Guaranty Supplement dated October 29, 2012 by Spectrum Surgical Instruments Corp. and STERIS Corporation.

10.8	Guaranty Supplement dated October 29, 2012 by Spectrum Surgical Instruments Corp. and STERIS Corporation.

10.9	Form of Note Purchase Agreements dated as of December 4, 2012, between STERIS Corporation and certain institutional investors.

10.10	Subsidiary Guaranty dated as of December 4, 2012, by certain subsidiaries of STERIS Corporation

10.11	Amendment to Nonqualified Stock Option Agreement

10.12	Form of Nonqualified Stock Option Agreement for Nonemployee Directors

10.13	Form of Nonqualified Stock Option Agreement for Employees

10.14	Form of Nonqualified Stock Option Agreement for Employees

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer
February 8, 2013

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Joinder Supplement to Third Amended and Restated Guaranty of Payment made by United States Endoscopy Group, Inc. and dated October 9, 2012.

10.2	Guaranty Supplement dated October 10, 2012 by United States Endoscopy Group, Inc. and STERIS Corporation.

10.3	Guaranty Supplement dated October 10, 2012 by United States Endoscopy Group, Inc. and STERIS Corporation.

10.4
Amendment No. 1 dated October 12, 2012 to Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association as agent for the lenders from time to time party thereto and such lenders.

10.5
Stock Purchase Agreement dated October 16, 2012 between STERIS Corporation, Richard J. and Michelle A. Schultz, individually and as trustees of certain trusts, such trusts and Spectrum Surgical Instruments Corp.

10.6	Joinder Supplement to Third Amended and Restated Guaranty of Payment made by Spectrum Surgical Instruments Corp. and dated October 29, 2012.

10.7	Guaranty Supplement dated October 29, 2012 by Spectrum Surgical Instruments Corp. and STERIS Corporation.

10.8	Guaranty Supplement dated October 29, 2012 by Spectrum Surgical Instruments Corp. and STERIS Corporation.

10.9	Form of Note Purchase Agreements dated as of December 4, 2012, between STERIS Corporation and certain institutional investors.

10.10	Subsidiary Guaranty dated as of December 4, 2012, by certain subsidiaries of STERIS Corporation

10.11	Amendment to Nonqualified Stock Option Agreement

10.12	Form of Nonqualified Stock Option Agreement for Nonemployee Directors

10.13	Form of Nonqualified Stock Option Agreement for Employees

10.14	Form of Nonqualified Stock Option Agreement for Employees

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.