Form 10-K
period 2013-03-31
STERIS CORP
filed 2013-05-30
CIK 815065

United States Securities and Exchange Commission
Washington, D. C. 20549
 ___________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 28, 2012:1,995,804,643
The number of Common Shares outstanding as of May 24, 2013: 58,945,494
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2013 Annual Meeting – Part III

STERIS Corporation and Subsidiaries

PART I

Throughout this Annual Report, STERIS Corporation and its subsidiaries together are called “STERIS,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year, which ends on March 31. For example, fiscal year 2013 ended on March 31, 2013.

ITEM 1.	BUSINESS

INTRODUCTION
STERIS Corporation is a leading provider of infection prevention and other procedural products and services, focused primarily on healthcare, pharmaceutical and research. Our mission is to provide a healthier today and a safer tomorrow through knowledgeable people and innovative infection prevention, decontamination and health science technologies, products and services. We offer our Customers a unique mix of innovative capital equipment products, such as sterilizers and surgical tables, and connectivity solutions such as operating room (“OR”) integration; consumable products, such as detergents and skin care products, gastrointestinal ("GI") endoscopy accessories, and other products; services, including equipment installation and maintenance; and microbial reduction of medical devices, instrument and scope repair solutions, and laboratory testing services.
We were founded as Innovative Medical Technologies in Ohio in 1985, and renamed STERIS Corporation in 1987. However, some of our businesses that have been acquired and integrated into STERIS, notably American Sterilizer Company, have much longer operating histories. With global headquarters in Mentor, Ohio, we have approximately 6,000 employees worldwide and operate in more than 60 countries. We have a direct sales force of approximately 600 and a service organization of approximately 1,350 who work diligently to meet the increasingly complex needs of our Customers.
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
In our largest segment, Healthcare, we make a difference for our Customers and their patients by providing innovative surgical, sterile processing, infection prevention and gastrointestinal solutions. We provide support directly to the operating room, as well as to the sterile processing functions where instruments are reprocessed between surgeries and gastrointestinal procedures. Our integrated offering of equipment, consumables and services used throughout healthcare facilities enables Customers to reduce costs and improve outcomes.
Our second largest segment, Life Sciences, primarily serves pharmaceutical manufacturers and research organizations by providing decontamination and sterilization technologies, products and services that help support the safety and effectiveness of the products they produce.
STERIS Isomedix Services (“Isomedix”) provides ethylene oxide and/or gamma irradiation services on a contract basis through a network of facilities in North America, where we process medical devices and other products as designated by our Customers' specifications prior to their delivery to the end user.
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

INFORMATION RELATED TO BUSINESS SEGMENTS
Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment. The CEO uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in note 1 to the Consolidated Financial Statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of this Annual Report. Segment performance information for fiscal years 2013, 2012, and 2011 is presented in note 12 to our Consolidated Financial Statements titled, “Business Segment

Information” and in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), of this Annual Report.

HEALTHCARE SEGMENT
Description of Business. Our Healthcare segment manufactures and sells capital equipment, accessory, consumable, information support and service solutions to healthcare providers, including acute care hospitals and surgery and gastrointestinal ("GI") centers. These solutions aid our Customers in improving the safety, quality, productivity, and utility consumption of their surgical, sterile processing, gastrointestinal, and emergency environments.
Products Offered. These perioperative solutions include:

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

•	Gastrointestinal endoscopy accessories for a variety of GI procedure areas including bleed management and procedure irrigation, foreign body retrieval, polypectomy, and tissue acquisition.

•
Connectivity solutions such as operating room (“OR”) integration, OR and sterile processing department ("SPD") workflow, patient tracking and instrument management that allow for high quality transfer of information and images throughout the hospital and between hospitals throughout the world. These solutions aid in improving the productivity and quality of Customers' inpatient and outpatient surgical departments and sterile processing functions.

•	Cleaning chemistries and sterility assurance products used in instrument cleaning and decontamination systems.

•	Cleansing products, including hard surface disinfectants and skin care and hand hygiene solutions, for use by care-givers and patients throughout healthcare institutions.

Significant brand names for these products include, SYSTEM 1E®, Amsco®, Hamo®, Reliance®, Cmax®, Harmony®, Kindest Kare®, Alcare®, Verify®, Cal Stat®, and Roth Net®.
Services Offered. Our Healthcare segment provides various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. We offer these corrective and preventive service solutions to Customers who have internal clinical/biomedical engineering departments and Customers who rely on us to provide those services. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We also offer comprehensive sterilization and surgical management consulting services allowing healthcare facilities to achieve safety, quality, and productivity improvements in the perioperative loop that flows between and among surgical suites and the central sterile department. We offer remote equipment monitoring technology to anticipate potential failure modes and take corrective action thereby improving Customers' equipment uptime. We offer comprehensive instrument and scope repair solutions to Customers, either on site or at one of our dedicated repair facilities. These solutions extend instrument and scope life and reduce Customer's replacement costs. Finally, our Healthcare segment provides other support services such as construction and facility planning, engineering support, device testing, Customer education, hand hygiene process excellence, asset management/planning, and the sale of replacement parts. These solutions also include information management and decision support solutions to operating room and central sterilization managers to help in managing these environments and identifying opportunities to improve performance.
Customer Concentration. Our Healthcare segment sells capital equipment, consumables, and services to Customers in the United States and many other countries throughout the world. For the year ended March 31, 2013, no Customer represented more than 10% of the Healthcare segment's total revenues and the loss of any single Customer is not expected to have a material impact on the segment's results of operations or cash flows.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include 3M, Belimed, Berchtold, Cantel Medical, Ecolab, Getinge, Go Jo, Johnson & Johnson, Kimberly-Clark, Skytron, and Stryker.

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
Customer Concentration.  Our Life Sciences segment sells capital equipment, consumables, and services to Customers in the United States and many other countries throughout the world. For the year ended March 31, 2013, no Customer represented more than 10% of the Life Sciences segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.
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
STERIS ISOMEDIX SERVICES SEGMENT
Description of Business.  Our Isomedix segment operates through a network of 19 facilities located in North America. We sell a comprehensive array of contract processing services using gamma irradiation (“Gamma”) and ethylene oxide (“EO”) technologies as well as an array of laboratory testing services. We offer microbial reduction services based on Customer specifications to companies that supply products to the healthcare, industrial, and consumer product industries.
Services Offered. We use Gamma and EO technologies to provide a wide range of processing services at our facilities. Gamma is an irradiation process which utilizes cobalt-60. EO is a gaseous process. In addition, we offer an array of laboratory testing services that complements the manufacturing of terminally sterilized products. Our locations are in major population centers and core distribution corridors throughout North America, primarily in the Northeast, Midwest, Southwest, and southern California. We adapt to increasing imports and changes in manufacturing points-of-origin by monitoring trends in supply chain management. Demographics partially drive this segment's growth. The aging population and rising life expectancy increase the demand for surgical procedures, which increases the consumption of medical devices and surgical kits. Our technical services group supports Customers in all phases of product development, materials testing, and process validation.
Customer Concentration.  Our Isomedix segment’s services are offered to Customers throughout the footprint of its North American network. For the year ended March 31, 2013, no Customer represented more than 10% of the segment’s revenues. Because of a largely fixed cost structure, the loss of a single Customer could have a material impact on the segment’s results of operations or cash flows but would not be expected to have a material impact on STERIS.

Competition.  Isomedix operates in a highly regulated industry and competes in North America with Sterigenics International, Inc., and other smaller contract sterilization companies and manufacturers that sterilize products in-house.
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless steel, organic chemicals, fuel, and plastic components. These raw materials and supplies are available from several suppliers and in sufficient quantities that we do not currently expect any significant sourcing problems in fiscal 2014. We have longer-term supply contracts for certain materials, such as radioisotope (cobalt-60) used by the Isomedix segment, for which there are few suppliers.
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
As of March 31, 2013, we held 328 United States patents and 823 foreign patents and had 82 United States patent applications and 282 foreign patent applications pending. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2013, we had a total of 1,123 trademark registrations in the United States and in various foreign countries.
Research and Development.  Research and development is an important factor in our long-term strategy. For the years ended March 31, 2013, 2012, and 2011, research and development expenses were $41.3 million, $36.0 million, and $34.3 million, respectively. We incurred these expenses primarily for the research and development of commercial products.
We are focused on introducing products that increase efficiencies for our Customers, and in fact recently launched several new products. Those include our iQ 3600 OR integration system, a new line of steam sterilizers, CS-iQ® workflow management software, the AMSCO® 2500 washer, the OT 1000 series orthopedic surgical table, and an ultraviolet surface disinfection system.
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

We have received warning letters, paid civil penalties, conducted product recalls and field corrections, and been subject to other regulatory sanctions. At the beginning of fiscal 2011 a consent decree, the terms of which had been previously agreed to by the FDA and us, was approved by the Federal District Court for the Northern District of Ohio concerning our SYSTEM 1 processing system. See Part I, Item 1A of this Annual Report titled, “Risk Factors, We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Consent Decree,” and “Risk Factors, Compliance with the Consent Decree may be more costly and burdensome than anticipated.” and see also Part I, Item 3, “Legal Proceedings”, for further information on SYSTEM 1 and other regulatory issues and their potential impact. We believe that we are currently compliant in all material respects with applicable regulatory requirements. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse affect on us or on our performance, results, or financial condition.
Environmental Matters.  We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States and in other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. We cannot predict the future capital expenditures or operating costs required to comply with environmental laws and regulations. We believe that we are currently compliant with applicable environmental, health, and safety requirements in all material respects. However, we cannot assure you that future or current regulatory, governmental, or private action will not have a material adverse affect on our performance, results, or financial condition. Please refer to Part I, Item 3, “Legal Proceedings” for further information.
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

Competition.  The markets in which we operate are highly competitive and generally highly regulated. Competition is intense in all of our business segments and includes many large and small competitors. Brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support are important competitive factors to us. We expect to face continued competition in the future as new infection prevention, sterile processing, contamination control, and surgical support products and services enter the market. We believe many organizations are working with a variety of technologies and sterilizing agents. Also, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination.
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
Employees.  As of March 31, 2013, we had approximately 6,000 employees throughout the world. We believe we have good relations with our employees.
Methods of Distribution.  As of March 31, 2013, we employed approximately 1,500 direct field sales and service representatives within the United States and approximately 450 in international locations. Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house Customer service and field support departments. We also contract with distributors and dealers in select markets.
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

International Operations.  We believe we have opportunity to expand internationally, as we currently serve a small portion of the world that could benefit from our products. Through our subsidiaries, we operate in various international locations within the same business segments as in the United States. International revenues have recently represented approximately one-fourth of our total revenues. Revenues from Europe, Canada, and the Asia Pacific and Latin American regions were 43%, 22%, 22%, and 13%, respectively, of our total international revenues for the year ended March 31, 2013.
Also see note 12 to our Consolidated Financial Statements titled, “Business Segment Information,” and Item 7, “MD&A”, for a geographic presentation of our revenues for the three years ended March 31, 2013, 2012 and 2011.
We conduct manufacturing in the United States, Canada, Mexico, Brazil and various European countries. International cost of revenues have represented approximately one-third of our total cost of revenues.There are, in varying degrees, a number of inherent risks to our international operations. We describe some of these risks in Part I, Item 1A of this Annual Report titled, “Risk Factors". We conduct manufacturing, sales, and distribution operations on a worldwide basis.
Fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2013, revenues were unfavorably impacted by $8.2 million, or 0.5%, and income before taxes was favorably impacted by $4.3 million, or 1.9%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2013, we had a backlog of $153.6 million. Of this amount, $105.2 million and $48.4 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2012, we had backlog orders of $152.6 million. Of this amount $102.5 million and $50.1 million related to our Healthcare and Life Sciences segments, respectively. A significant portion of the backlog orders at March 31, 2013, is expected to ship in the next fiscal year.
Availability of Securities and Exchange Commission Filings.  We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to the Securities and Exchange Commission (“SEC”). You may access these documents, as well as other SEC filings related to the Company, on the Investor Relations page of our website at http://www.steris-ir.com. You may also obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or by accessing the SEC’s website at http://www.sec.gov. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.
We also make available free of charge on our website our Corporate Governance Guidelines, our Director Code of Ethics, and our Code of Business Conduct, as well as the Charters of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Compliance Committee of the Company’s Board of Directors.

Executive Officers of the Registrant. The following table presents certain information regarding our executive officers. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
William L. Aamoth	59	Vice President and Corporate Treasurer
Dr. Peter A. Burke	64	Senior Vice President and Chief Technology Officer
Timothy L. Chapman	51	Senior Vice President and Group President, Healthcare
Suzanne V. Forsythe	59	Vice President-Human Resources
David A. Johnson	51	Senior Vice President, Global Operations and Quality
Mark D. McGinley	56	Senior Vice President, General Counsel, and Secretary
Robert E. Moss	68	Senior Vice President and Group President, STERIS Isomedix Services and Life Sciences
Walter M Rosebrough, Jr.	59	President and Chief Executive Officer
Michael J. Tokich	44	Senior Vice President and Chief Financial Officer
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
Suzanne V. Forsythe serves as Vice President-Human Resources. She assumed this role in August 2011. She served as Senior Director, Human Resources from April 2008 through August 2011.
David A. Johnson serves as Senior Vice President, Global Operations and Quality. He assumed this role in July 2012. From April 2010 to July 2012 he served as Vice President, Global Operations and Continuous Improvement. From 2007 to April 2010 he served as Vice President Global Operations and Supply Chain at ConMed Corp., a global medical technology company specializing in the development and sale of surgical and patient monitoring products and services.
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
Credit and liquidity problems may make it difficult for some businesses to access credit markets and obtain financing and may cause some businesses to curtail spending to conserve cash in anticipation of persistent business slowdowns and liquidity needs. If our Customers have difficulty financing their purchases due to tight credit markets or related factors or because of other operational problems they may be experiencing or otherwise decide to curtail their purchases, our business could be adversely affected. Our exposure to bad debt losses could also increase if Customers are unable to pay for products previously ordered and delivered. Also, any tightness of credit in financial markets may limit the ability of our lenders to satisfy their obligations to us to provide funding and letters of credit or the ability of our insurers to respond to a claim under an insurance policy.
In addition, economic conditions and market volatility impact the investment portfolio of our legacy defined benefit pension plan. Because the values of the pension plan investments have and will fluctuate in response to changing market conditions and the values of liabilities are determined on the basis of interest rates, the amount of gains or losses that will be recognized in subsequent periods and the impact on the funded status of the plan and future minimum required contributions, if any, might have a material adverse effect on our liquidity, value, financial conditions or result of operations.

The current financial crisis and general economic downturn in certain European countries may adversely affect our business and financial condition.
The continuation or worsening of existing financial and economic conditions in Europe generally, and Southern Europe in particular, may have adverse effects on our business and financial condition. As a result of these conditions, Customers, including governmental entities or other entities that rely on government healthcare systems or government funding, in certain European countries in which we operate may be unable to pay their obligations on a timely basis or to make payment in full and it may become necessary to increase reserves. In addition, there can be no assurance that there will not be an increase in collection difficulties. Prospectively, additional adverse effects resulting from these conditions may include decreased healthcare utilization, further pricing pressure on our products, and/or weaker overall demand for our products and services, particularly capital products.We continue to monitor conditions and the creditworthiness of our Customers and the need for additional reserves as well as sales trends and issues. Although we cannot predict at this time how this situation may develop, should the current conditions continue or worsen our business, performance, prospects, value, financial condition, bad debt expense or results of operations may be adversely affected.
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
Our success depends, in part, on our ability to design, manufacture, distribute, and achieve market acceptance of, new products with higher functionality and lower costs.
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
We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key materials include stainless steel, organic chemicals, fuel, cobalt-60, and plastic components. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. In some situations, we may be able to temporarily limit price increases or support availability through supply agreements. Otherwise, raw material prices and availability are subject to numerous factors outside of our control, including those described above. Increases in prices or decreases in availability of raw materials and oil and gas might impair our procurement of necessary materials or our product production, or might increase production costs. In addition, energy costs impact our transportation and distribution and other supply and sales costs. Also, a number of our key materials and components are single-sourced or have a limited number of suppliers, such as cobalt-60 used in our Isomedix operations. Shortages in supply, regulatory or security requirements, or increases in the price of raw materials, components and energy supplies may adversely impact our business, performance, prospects, value, financial condition, or results of operations.
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
We maintain significant international operations, including operations in Canada, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include:

•	risks associated with foreign currency exchange rate fluctuations;

•	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;

•	enhanced credit risks in certain European countries as well as emerging market regions;

•	foreign Customers with longer payment cycles than Customers in the United States;

•	tax rates in certain foreign countries that exceed those in the United States, and foreign earnings subject to withholding tax requirements;

•	tax laws that restrict our ability to use tax credits, offset gains, or repatriate funds;

•	tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•	general economic and political conditions in countries where we operate or where end users of our products are situated;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries; and

•	difficulties associated with compliance with a variety of laws and regulations governing international trade, including the Foreign Corrupt Practices Act.

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
A number of our Customers have consolidated. These consolidations are due in part to healthcare cost reduction measures initiated by competitive pressures as well as legislators, regulators and third-party payors. In an effort to attract Customers, some of our competitors have also reduced production costs and lowered prices. This has resulted in greater pricing pressures on us and in some cases loss of Customers. Additional consolidations could result in a loss of Customers or more significant pricing pressures. Additional consolidations and pricing pressures also may occur as a result of recent healthcare legislation and economic conditions. A loss of Customers or more significant pricing pressure also could have an adverse effect on our business, performance, prospects, value, financial conditions or results of operations.
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
In addition, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, contains provisions that could have a material impact on our business. Among other provisions, this legislation imposes an excise tax on medical devices manufactured or offered for sale in the United States beginning January 1, 2013 and we believe this excise tax will have a material impact on our profitability in the range of $8.0 million to $10.0 million. Various health care reform proposals have also emerged at the state level, and we are unable to predict which, if any, of those proposals will be enacted. However, the ultimate effect of health care reform legislation or any future legislation or regulation could have a material adverse affect on our business, performance, value, prospects, financial condition or results of operation.
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
Refer also for further information to the “Risk Factor” below titled, “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Consent Decree” and the “Risk Factor” below titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.” and to Part I, Item 3, “Legal Proceedings”.
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
We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Consent Decree.
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

Examples of the types of matters described above are the warning letter we received from the FDA on May 16, 2008 regarding our SYSTEM 1 sterile processing system, and the Consent Decree entered into on April 20, 2010. In summary, the warning letter outlined the FDA's assertion that significant changes or modifications had been made in the design, components, method of manufacture or intended use of the device, beyond the FDA's 1988 clearance of the device, such that the FDA asserted a new premarket notification submission was required. After extensive discussion, negotiation and interaction between

FDA and us, a consent decree was agreed upon and approved by the Federal District Court for the Northern District of Ohio on April 20, 2010 (the “Consent Decree”). As a consequence of these interactions and the Consent Decree, there are numerous restrictions on us with respect to SYSTEM 1 and other liquid chemical sterilizing and disinfecting devices, components and accessories. For example, we have discontinued all sales of our SYSTEM 1 processor and the provision of service, parts, accessories and sterilant for the processor to U.S. Customers. As a result of these current and future restrictions and commitments, our revenues, earnings, business, performance, prospects or value may be negatively impacted. The Consent Decree also prohibits the sale of liquid chemical sterilizing or disinfecting products that do not have FDA clearance, describes various process and compliance issues, and defines penalties for non-compliance. (For more information regarding this warning letter and the Consent Decree, see the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated” and “Legal Proceedings” in Item 3 of Part I.) The Consent Decree, claims by Customers and other parties, and other events or impact associated with these matters could materially affect our business, performance, prospects, value, financial condition, or results of operations.
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
The Consent Decree contains numerous requirements that could create significant costs and compliance risks. The Consent Decree, which is expected to remain in force at a minimum through April, 2015, includes provisions permitting the government to take corrective actions against us if it determines we have violated the Consent Decree, including the right to issue an order requiring cessation of production or take other corrective action, and in some cases we may be required to implement the order before bringing the matter before a court. Failures to comply with the Consent Decree or FDA regulations respecting liquid chemical sterilizing or disinfecting devices also may result in liquidated damages specified in the Consent Decree of up to ten million dollars per calendar year. If costs associated with compliance with the Consent Decree significantly exceed the amounts anticipated, or if we violate the terms of the Consent Decree, our business, performance, value, financial condition, prospects or results of operations may be adversely affected.
We engage in acquisitions and affiliations, divestitures, and other business arrangements. Our growth may be adversely affected if we are unable to successfully identify, price, and integrate strategic business candidates or otherwise optimize our business portfolio.
Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, and other actions to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. In fiscal 2013 we consummated three such acquisitions: United States Endoscopy Group, Inc., Spectrum Surgical Instruments Corp., and Total Repair Express, as well as buying out the interest of our joint venture partner in VTS Medical Systems, LLC. Our success will also depend on our ability to integrate the businesses acquired, retain key personnel and otherwise execute our strategies. Our success will also depend on our ability to develop satisfactory working arrangements with our strategic partners in joint ventures or other affiliations, or to divest or realign businesses. Competition for strategic business candidates may result in increases in costs and price for acquisition candidates and market valuation issues may reduce the value available for divestiture of non-strategic businesses. These types of transactions are also subject to a number of other risks and uncertainties, including:

•	delays in realizing the benefits of the transactions;

•	diversion of management's time and attention from other business concerns;

•	difficulties in retaining key employees, Customers, or suppliers of the acquired or divested businesses;

•	difficulties in maintaining uniform standards, controls, procedures and policies, or other integration or divestiture difficulties;

•	adverse effects on existing business relationships with suppliers or Customers;

•	other events contributing to difficulties in generating future cash flows;

•	risks associated with the assumption of contingent or other liabilities of acquisition targets or retention of liabilities for divested businesses; and

•	difficulties in obtaining financing.

If we are unable to realize the anticipated operating efficiencies and synergies or other expected transaction benefits, our business, prospects, performance, value, financial condition or results of operation may be adversely impacted.
If our continuing efforts to create a Lean business and in-source production to reduce costs are not successful, our profitability may be hurt or our business otherwise might be adversely affected.
We have undertaken various activities to create a Lean business. One of those activities is in-sourcing. We have major projects underway to in-source production that is currently provided by third parties. We have made capital investments during fiscal 2013 on these projects, and anticipate additional investments in fiscal 2014. We expect to begin seeing meaningful savings in aggregate in fiscal 2015. However, these activities may not produce the full efficiencies and cost reduction benefits that we expect or efficiencies and benefits might be delayed. Implementation costs also might exceed expectations. If these in-sourcing or other Lean activities are not properly implemented or are unsuccessful, we might experience business disruptions or our business might be adversely affected.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2013. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.

In the table below, “Contract Sterilization” refers to locations of the Isomedix segment. “Manufacturing,” “Warehousing,” “Operations,” or “Sales Offices” refer to locations serving both the Healthcare and Life Sciences segments.

United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.S./INTL	Use	Owned/Leased
Montgomery, AL	U.S.	Manufacturing	Owned
Ontario, CA	U.S.	Contract Sterilization	Owned
San Diego, CA	U.S.	Contract Sterilization	Owned
Temecula, CA	U.S.	Contract Sterilization	Owned
Libertyville, IL (2 locations)	U.S.	Contract Sterilization	Owned
Northborough, MA	U.S.	Contract Sterilization	Owned
Brooklyn Park, MN	U.S.	Contract Sterilization	Owned
St. Louis, MO	U.S.	Manufacturing	Owned
South Plainfield, NJ	U.S.	Contract Sterilization	Owned
Whippany, NJ	U.S.	Contract Sterilization	Owned
Chester, NY	U.S.	Contract Sterilization	Owned
Groveport, OH	U.S.	Contract Sterilization	Owned
Mentor, OH (10 locations)	U.S.	Corporate Headquarters	Owned
	U.S.	Sales/Marketing Offices	Owned
	U.S.	Administrative Offices	Owned
	U.S.	Manufacturing/Warehousing	Owned
	U.S.	Manufacturing/Operations	Owned
	U.S.	Research and Development	Owned
	U.S.	Lobby, Showroom and Customer Service	Owned
	U.S.	Education Center	Owned
Vega Alta, PR	U.S.	Contract Sterilization	Owned
Spartanburg, SC	U.S.	Contract Sterilization	Owned
El Paso, TX (2 locations)	U.S.	Contract Sterilization	Owned
Grand Prairie, TX	U.S.	Contract Sterilization	Owned
Sandy, UT	U.S.	Contract Sterilization	Owned
Bordeaux, France	INTL	Manufacturing/Sales Office/Showroom	Owned
Quebec City, Canada	INTL	Manufacturing	Owned
Whitby, Canada	INTL	Contract Sterilization	Owned
Leicester, England	INTL	Manufacturing	Owned
Mogi das Cruzes, Brazil	INTL	Manufacturing/Sales Office	Owned
Tuusula, Finland	INTL	Manufacturing/Sales Office	Owned
Minneapolis, MN (2 locations)	U.S.	Contract Sterilization	Leased
St. Louis, MO	U.S.	Warehousing/Distribution	Leased
Reno, NV	U.S.	Warehousing	Leased
Mentor, OH (2 locations)	U.S.	Administrative Offices	Leased
Pittsburgh, PA	U.S.	Sales Office	Leased
Stow, OH (2 locations)	U.S.	Sales/Administration Offices	Leased
Hillsborough, NJ	U.S.	Sales/Administration Offices	Leased
Lake Orion, MI	U.S.	Sales/Administration Offices	Leased
Keller, TX	U.S.	Sales/Administration Offices	Leased
Haywood, CA	U.S.	Sales/Administration Offices	Leased
Houston, TX	U.S.	Sales/Administration Offices	Leased

United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.S./INTL	Use	Owned/Leased
Costa Mesa, CA	U.S.	Sales/Administration Offices	Leased
Timonium, MD	U.S.	Sales/Administration Offices	Leased
Montgomery Village, MD	U.S.	Sales/Administration Offices	Leased
Melville, NY	U.S.	Sales/Administration Offices	Leased
Santa Clara, CA	U.S.	Sales Office	Leased
Berchem, Belgium	INTL	Sales Office	Leased
Brussels, Belgium	INTL	Sales/Administration Offices	Leased
Sao Paulo, Brazil	INTL	Sales Office	Leased
Mississauga, Canada	INTL	Sales Office/Warehousing	Leased
Beijing, China	INTL	Sales Office	Leased
Guangzhou, China	INTL	Sales/Administration Offices/ Assembly	Leased
Shanghai, China	INTL	Sales Office	Leased
Basingstoke, England	INTL	Sales Office	Leased
Leicester, England	INTL	Warehousing	Leased
La Chapelle St. Mesmin, France	INTL	Sales Office	Leased
Orleans, France	INTL	Showroom	Leased
Saint Jean d'illac, France	INTL	Warehousing	Leased
Cologne, Germany	INTL	Sales Office	Leased
Calcutta, India	INTL	Sales Office	Leased
Segrate, Italy	INTL	Sales Office	Leased
Tokyo, Japan	INTL	Sales Office	Leased
Petaling Jaya, Malaysia	INTL	Sales Office	Leased
Guadalupe, Mexico	INTL	Manufacturing	Leased
Moscow, Russia	INTL	Sales Office	Leased
Singapore	INTL	Sales Office	Leased
Madrid, Spain	INTL	Sales Office	Leased
United Arab Emirates	INTL	Sales Office	Leased

ITEM 3.	LEGAL PROCEEDINGS

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
After ongoing discussions with the FDA, in April 2010 we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). On April 19, 2010, a Complaint and Consent Decree were filed in the U.S. District Court for the Northern District of Ohio, and on April 20, 2010, the Court approved the Consent Decree. In general, the Consent Decree addresses regulatory matters regarding SYSTEM 1, restricts further sales of SYSTEM 1 processors in the U.S., defines certain documentation and other requirements for continued service and support of SYSTEM 1 in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products in the U.S. that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree.
The Consent Decree also provided the terms under which we temporarily continued to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period (the “Transition Plan”),which included the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates in the form of cash or future purchase credits to U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the Rebate Program was introduced and who returned their units. In addition, we provided credits for the return of SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. The Rebate Program ended August 2, 2012. The costs associated with the Rebate Program were lower than originally estimated because fewer Customers elected to participate in the Rebate Program than anticipated.
The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this Item 3 and in various portions of Item 1A.
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Consent Decree” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Additional information regarding our commitments and contingencies is included in Item 7, "MD&A" and in note 11 to our consolidated financial statements titled, "Commitments and Contingencies".

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common shares are traded on the New York Stock Exchange under the symbol “STE.” The following table presents, for the quarters indicated, the high and low sales prices for our common shares.

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2013
High	$41.76	$37.18	$36.33	$31.83
Low	34.80	32.23	29.91	28.77
Fiscal 2012
High	$32.38	$32.68	$36.76	$36.57
Low	27.70	27.08	27.66	33.14

Holders.  As of March 31, 2013, there were approximately 1,302 holders of record of our common shares. However, we believe that we have a significantly larger number of beneficial holders of common shares.
Dividend Policy.  The Company’s Board of Directors decides the timing and amount of any dividends we may pay. During fiscal 2013, we paid cash dividends totaling $0.74 per outstanding common share ($0.17 per outstanding common share to common shareholders of record on June 5, 2012, and $0.19 per outstanding common share to common shareholders of record on the following dates: August 23, 2012, November 21, 2012 and February 27, 2013). During fiscal 2012, we paid cash dividends totaling $0.66 per outstanding common share ($0.15 per outstanding common share to common shareholders of record on June 07, 2011 and $0.17 per outstanding common share to common shareholders of record on each of the following record dates: August 23, 2011, November 23, 2011, and February 28, 2012).
Recent Sales of Unregistered Securities.  None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following table presents information with respect to purchases STERIS made of its shares of common stock during the fourth quarter of the 2013 fiscal year:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
January 1-31	—		$—		—		$111,630
February 1-28	—		—		—		111,630
March 1-31	—		—		—		111,630
Total	—	(1)	$—	(1)	—		$111,630

(1)
Does not include 76 shares purchased during the quarter at an average price of $38.55 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

(2)
On March 14, 2008 we announced that, the Board of Directors had authorized the repurchase of up to $300.0 million of our common shares. As of March 31, 2013, $111.6 million remained authorized for repurchase of our common shares under the current share repurchase authorization. This authorization does not have a stated maturity date. We provide information about our full year fiscal 2013 share repurchase activity in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31,
(in thousands, except per share data)	2013(1)(2)	2012(1)(2)	2011(1)(2)	2010(1)	2009(1)
Statements of Income Data:
Revenues	$1,501,902	$1,406,810	$1,207,448	$1,257,733	$1,298,525
Gross profit	621,263	568,465	446,162	539,181	526,742
Restructuring expenses	(565)	644	1,202	4,848	3,554
Income from continuing operations	242,829	222,316	85,212	203,712	175,445
Income taxes	67,121	74,993	22,554	63,349	55,800
Net income	$159,977	$136,115	$51,265	$128,467	$110,685
Basic income per common share:
Net income	$2.74	$2.33	$0.86	$2.18	$1.88
Shares used in computing net income per common share – basic	58,305	58,367	59,306	58,826	58,778
Diluted income per common share:
Net income	$2.72	$2.31	$0.85	$2.16	$1.86
Shares used in computing net income per common share – diluted	58,844	58,963	60,148	59,423	59,448
Dividends per common share	$0.74	$0.66	$0.56	$2.44	$0.30
Balance Sheets Data:
Working capital	$395,103	$373,488	$361,060	$379,328	$351,104
Total assets	1,761,109	1,405,696	1,426,685	1,238,402	1,216,939
Long-term indebtedness	492,290	210,000	210,000	210,000	210,000
Total liabilities	814,129	583,032	638,020	483,908	498,774
Total shareholders’ equity	944,942	821,401	787,569	753,714	717,736

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Presented amounts include the impact of the SYSTEM 1 Rebate Program and the SYSTEM 1 class action settlement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2013, 2012 and 2011, as well as Part I, Item 1A, “Risk Factors” and Part I, Item 3, “Legal Proceedings”, for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.

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

REVENUES– DEFINED

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

•
Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes SYSTEM 1 and 1E consumables, V-Pro consumables, gastrointestinal endoscopy accessories, sterility assurance products, skin care products, cleaning consumables, and surgical instruments.

•	Recurring Revenues – We define recurring revenues as revenues generated from sales of consumable products and service revenues.

GENERAL OVERVIEW AND EXECUTIVE SUMMARY

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
We are actively pursuing opportunities to meet the changing needs of the global marketplace.
Highlights.  We completed the transition from SYSTEM 1 and continued to invest in new products and in quality processes to defend and grow our core business. Simultaneously, we continued the execution of our strategy to expand into adjacent markets with acquisitions in the Healthcare segment. In August 2012, we purchased United States Endoscopy Group (“US Endoscopy"), a leader in the design, manufacture and sale of therapeutic and diagnostic medical devices and support accessories used in the gastrointestinal (GI) endoscopy markets worldwide. In October 2012, we acquired Spectrum Surgical Instruments Corp (“Spectrum”) and Total Repair Express (“TRE”), providers of surgical instrument repair services and instrument care products to hospitals and surgery centers in the United States. And in December 2012, we purchased the remaining interest in our OR integration joint venture, VTS Medical Systems, LLC.
Revenues increased $95.1 million, or 6.8%, to $1,501.9 million for the year ended March 31, 2013, as compared to $1,406.8 million for the year ended March 31, 2012. The fiscal 2013 and fiscal 2012 periods were impacted by the SYSTEM 1 Rebate Program adjustments of $22.4 million and $15.3 million, respectively. Adjusted revenues for fiscal 2013, excluding the impact of the SYSTEM 1 Rebate Program, increased $88.0 million, or 6.3%, to $1,479.5 million reflecting growth in all three business segments (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Reported and adjusted revenues for fiscal 2013 include $86.5 million from acquisitions.
Fiscal 2013 operating income was $242.8 million, an increase of 9.2% over the fiscal 2012 operating income of $222.3 million. The primary drivers of the increase in operating income were the positive impact of the $23.6 million SYSTEM 1 Rebate Program adjustments recorded during fiscal 2013 and the $16.8 million SYSTEM 1 class action settlement adjustments recorded during fiscal 2013. Excluding the SYSTEM 1 Rebate Program and class action settlement adjustments made in fiscal 2013, adjusted operating income during fiscal 2013 was $202.4 million, a decrease of 1.2% compared to $204.9 million for fiscal 2012 (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The slight decline from last year was due primarily to the cost associated with our annual incentive compensation plan and the negative impact of the Medical Device Excise Tax.

Cash flows from operations were $227.8 million and free cash flow was $140.4 million (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). As a result of the acquisition activity, we increased our leverage, issuing $200 million in private placement debt towards the end of the year, as well as borrowing on our revolving credit facility. Even with this additional leverage, we continue to maintain comfortable debt levels with debt-to-total capital of 34.3% at March 31, 2013. We substantially improved our working capital management, resulting in free cash flow in excess of our expectations for the year. In addition, we increased our dividend double digits for the seventh consecutive year to $0.19 per share per quarter.
Outlook. Since the first of our fiscal 2013 acquisitions did not close until the middle of the second quarter in fiscal 2013, we will naturally have stronger top-line growth rates in the first half of fiscal 2014. Fluctuations in foreign currency rates can impact revenues and costs outside of the United States, creating variability in our results for fiscal 2014 and beyond.
In fiscal 2014 and beyond, we expect to continue to manage our costs, grow our business with internal product development, invest in greater capacity, and augment these value creating methods with acquisitions of adjacent products and services. We have a strong balance sheet and reliable free cash flow, and will use both to grow the business. We plan to continue our efforts to in-source some of the production that we have traditionally out-sourced. We have come far enough with our Lean approach that we expect to utilize the capacity we have created to shorten the supply chain and produce components in-house.

MATTERS AFFECTING COMPARABILITY

SYSTEM 1 Rebate Program and proposed class action settlement. In April 2010, we introduced the SYSTEM 1 Rebate Program ("Rebate Program") to Customers as a component of our Transition Plan for SYSTEM 1. Generally, U.S. Customers that purchased SYSTEM 1 processors directly from us or who were current users of SYSTEM 1 and who returned their units had the option of either a pro-rated cash value or rebate toward the future purchase of new STERIS capital equipment or consumable products. In addition, we provided credits for SYSTEM 1 service contracts and consumables in unbroken packaging.
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
During fiscal 2012, based on the actual experience, we adjusted a portion of the original estimated liability related to the Rebate Program. The total pre-tax adjustment was $17.4 million, of which $15.3 million was recorded as an increase to revenue for the Customer rebate portion, and $2.1 million was recorded as a reduction in cost of revenues related to the disposal liability. This adjustment resulted primarily from a decrease in the estimated number of eligible Customers that would ultimately participate in the Rebate Program.

During fiscal 2013, we further adjusted the liability related to the Rebate Program. The total pre-tax adjustments amounted to $23.7 million, of which $22.4 million was recorded as increases to revenue for the Customer rebate portion, and $1.3 million was recorded as reductions to cost of revenues related to the disposal portion of the liability. These adjustments resulted primarily from a lower number of eligible Customers electing to participate in the Rebate Program than previously estimated. The remaining recorded accrual is $0.2 million as of March 31, 2013.

Fiscal 2011 operating expenses include a pre-tax charge of $19.8 million related to the initial recognition of the settlement of SYSTEM 1 class action litigation. The impact of the charge was a reduction in net income of $13.1 million (after tax of $6.7 million). The claim submission deadline was December 31, 2012. As a result of the deadline passage during fiscal 2013, we adjusted the liability related to the SYSTEM 1 class action settlement based on actual claims submitted.

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During fiscal 2013, our revenues were unfavorably impacted by $8.2 million, or 0.5%, and income before taxes was favorably impacted by $4.3 million, or 1.9%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2013, 2012 and 2011:

	Years Ended March 31,
(dollars in thousands)	2013	2012	2011
Net cash flows provided by operating activities	$227,815	$149,372	$117,744
Purchases of property, plant, equipment and intangibles, net	(87,412)	(66,682)	(77,442)
Proceeds from the sale of property, plant, equipment and intangibles	34	42	1,301
Free cash flow	$140,437	$82,732	$41,603

To supplement our financial results presented in accordance with U.S. GAAP, we have sometimes referred to certain measures of revenues, gross profit, gross profit percentage, and the Healthcare segment results of operations in the section of MD&A titled, "Results of Operations" excluding the impact of adjustments recorded in connection with the SYSTEM 1 Rebate Program and the SYSTEM 1 class action settlement. These items had a significant impact on the fiscal 2013, 2012, and 2011 measures and the corresponding trend in each of these measures. We provide adjusted measures to give the reader a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. These measures are used by management and the Board of Directors in making comparisons to our historical operating results and analyzing the underlying performance of our operations. The tables below provide a reconciliation of each of these measures to its most directly comparable GAAP financial measure.

	Years Ended March 31,
(dollars in thousands)	2013	2012	2011
Reported revenues	$1,501,902	$1,406,810	$1,207,448
Impact of the SYSTEM 1 Rebate Program	(22,367)	(15,306)	102,313
Adjusted revenues	$1,479,535	$1,391,504	$1,309,761

Reported capital equipment revenues	$613,378	$626,959	$433,944
Impact of the SYSTEM 1 Rebate Program	(22,367)	(15,306)	102,313
Adjusted capital equipment revenues	$591,011	$611,653	$536,257

Reported United States revenues	$1,141,633	$1,057,460	$882,281
Impact of the SYSTEM 1 Rebate Program	(22,367)	(15,306)	102,313
Adjusted United States Revenues	$1,119,266	$1,042,154	$984,594

Reported Healthcare revenues	$1,074,790	$1,013,102	$835,832
Impact of the SYSTEM 1 Rebate Program	(22,367)	(15,306)	102,313
Adjusted Healthcare revenues	$1,052,423	$997,796	$938,145

Healthcare capital revenues	$521,806	$545,596	$357,465
Impact of SYSTEM 1 Rebate Program	(22,367)	(15,306)	102,313
Adjusted Healthcare capital revenues	$499,439	$530,290	$459,778

Reported gross profit	$621,263	$568,465	$446,162
Impact of the SYSTEM 1 Rebate Program	(23,640)	(17,403)	110,004
Adjusted gross profit	$597,623	$551,062	$556,166

Reported gross profit percentage	41.4%	40.4%	37.0%
Impact of the SYSTEM 1 Rebate Program	(1.0)%	(0.8)%	5.5%
Adjusted gross profit percentage	40.4%	39.6%	42.5%

Reported operating income	$242,829	$222,316	$85,212
Impact of the SYSTEM 1 Rebate Program and class action settlement	(40,422)	(17,403)	129,800
Adjusted operating income	$202,407	$204,913	$215,012

Reported Healthcare operating income	$153,343	$141,742	$21,317
Impact of the SYSTEM 1 Rebate Program and class action settlement	(40,422)	(17,403)	129,800
Adjusted Healthcare operating income	$112,921	$124,339	$151,117

Reported income tax expense	$67,121	$74,993	$22,554
Impact of the SYSTEM 1 Rebate Program and class action settlement	(15,765)	(6,780)	50,183
Adjusted income tax expense	$51,356	$68,213	$72,737

Reported selling, general and administrative	$337,694	$309,552	$325,468
Impact of the SYSTEM 1 class action settlement	16,782	—	(19,800)
Adjusted selling, general and administrative	$354,476	$309,552	$305,668

Reported effective income tax rate	29.6%	35.5%	30.6%
Impact of the SYSTEM 1 Rebate Program and class action settlement	(2.1)%	(0.3)%	5.1%
Adjusted effective income tax rate	27.5%	35.2%	35.7%

RESULTS OF OPERATIONS

In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

FISCAL 2013 AS COMPARED TO FISCAL 2012

Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2013 to the year ended March 31, 2012:

	Years Ended March 31,			Percent
(dollars in thousands)	2013	2012	Change	Change
Total revenues	$1,501,902	$1,406,810	$95,092	6.8%

Revenues by type:
Capital equipment revenues	613,378	626,959	(13,581)	(2.2)%
Consumable revenues	353,984	301,171	52,813	17.5%
Service revenues	534,540	478,680	55,860	11.7%

Revenues by geography:
United States revenues	1,141,633	1,057,460	84,173	8.0%
International revenues	360,269	349,350	10,919	3.1%

Revenues increased $95.1 million, or 6.8%, to $1,501.9 million for the year ended March 31, 2013, as compared to $1,406.8 million for the year ended March 31, 2012. The fiscal 2013 and fiscal 2012 periods were impacted by the SYSTEM 1 Rebate Program adjustments of $22.4 million and $15.3 million, respectively. Adjusted revenues for the year ended March 31, 2013, excluding the impact of the adjustment related to the SYSTEM 1 Rebate Program, were $1,479.5 million, a 6.3% increase over adjusted revenues for fiscal 2012 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase reflects growth in all three business segments.
Capital equipment revenues decreased by $13.6 million, or 2.2%, to $613.4 million, during fiscal 2013 as compared to fiscal 2012. Capital equipment revenues for the fiscal years ended 2013 and 2012 were favorably impacted by adjustments related to the SYSTEM 1 Rebate Program of $22.4 million and $15.3 million, respectively. Adjusted capital equipment revenues for fiscal 2013 were $591.0 million, a 3.4% decrease over adjusted capital equipment revenues for fiscal 2012. This decrease was primarily driven by the expected post-transition decline in SYSTEM 1E unit sales (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Consumable revenues increased $52.8 million, or 17.5%, during 2013 from fiscal 2012, as increases within the Healthcare segment, driven largely by recent acquisitions, and the Life Sciences business segment more than offset the anticipated decline in SYSTEM 1 consumable volume. Service revenues for fiscal 2013 increased $55.9 million, or 11.7%, over fiscal 2012 primarily driven by the recent acquisition of the instrument repair businesses and other service offerings.
United States revenues for fiscal 2013 were $1,141.6 million, an increase of $84.2 million, or 8.0%, over fiscal 2012 revenues of $1,057.5 million. The fiscal 2013 and 2012 periods were impacted by the SYSTEM 1 Rebate Program adjustments of $22.4 million and $15.3 million, respectively. Adjusted United States revenues for fiscal 2013 were $1,119.3 million, an increase of $77.1 million, or 7.4%, over adjusted United States revenues for fiscal 2012 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase is driven by higher consumable and service revenues attributable, in part, to our recent acquisitions but also attributable to increased revenues from other products. These increases were partially offset by the decline in capital equipment revenues driven primarily by the expected post-transition decline in SYSTEM 1E unit sales.
International revenues for fiscal 2013 were $360.3 million, an increase of 3.1% over the fiscal 2012 revenues of $349.4 million. This increase reflects revenue growth in the Asia Pacific and Latin American regions and Canada, partially offset by declines in Europe.

Gross Profit. The following table compares our gross profit for the year ended March 31, 2013 to the year ended March 31, 2012:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Gross profit:
Product	$416,463	$376,134	$40,329	10.7%
Service	204,800	192,331	12,469	6.5%
Total gross profit	$621,263	$568,465	$52,798	9.3%
Gross profit percentage:
Product	43.1%	40.5%
Service	38.3%	40.2%
Total gross profit percentage	41.4%	40.4%

Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit increased $52.8 million and gross profit percentage increased to 41.4% for fiscal 2013 as compared to 40.4% for fiscal 2012. The most significant driver of this increase results from the change brought about by SYSTEM 1 Rebate Program which had a $23.6 million positive impact in fiscal 2013 as compared to a $17.4 million positive impact in fiscal 2012. Excluding the impact of the SYSTEM 1 Rebate Program, fiscal 2013 adjusted gross profit and gross profit percentage were $597.6 million and 40.4%, respectively, while fiscal 2012 adjusted gross profit and gross profit percentage were $551.1 million and 39.6%, respectively (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Other key factors impacting gross margin and the gross margin percentage of fiscal 2013 include the negative impact of the loss of sterliant and capital equipment revenues due to the SYSTEM 1 and SYSTEM 1E transition (70 basis points) and the Medical Device Excise Tax (20 basis points) and the positive impact of the following; acquisitions (80 basis points), pricing (60 basis points), volume from other products (30 basis points) and foreign currency fluctuations (30 basis points).

Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2013 to the year ended March 31, 2012:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating expenses:
Selling, general, and administrative	$337,694	$309,552	$28,142	9.1%
Research and development	41,305	35,953	5,352	14.9%
Restructuring expenses	(565)	644	(1,209)	NM
Total operating expenses	$378,434	$346,149	$32,285	9.3%
NM - Not meaningful

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 9.1% during fiscal 2013 over fiscal 2012. During fiscal 2013, we adjusted the liability related to the SYSTEM 1 class action settlement. The pre-tax adjustment of $16.8 million was recorded as a reduction to operating expenses. Adjusted SG&A expenses, excluding the impact of the SYSTEM 1 class action settlement for fiscal 2013 were $354.5 million (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Fiscal 2012 operating expenses reflect lower costs for our annual incentive compensation plan since fiscal 2012 bonuses were not paid as performance targets for fiscal 2012 were not met. Fiscal 2013 SG&A includes transaction costs and incremental amortization of acquired intangible assets associated with the recent acquisitions. SG&A also increased due to the operating expenses incurred within the operations of recently acquired businesses.
Research and development expenses increased $5.4 million during fiscal 2013, as compared to fiscal 2012. The majority of the increase is attributable to expenses for research and development incurred by the recently acquired US Endoscopy. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2013, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and the areas of emerging infectious agents such as Prions and Nanobacteria.
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
Further information regarding our restructuring actions is included in note 2 to our consolidated financial statements titled, “Restructuring.”
The following tables summarize our total restructuring charges for fiscal 2013, and 2012:

Year Ended March 31, 2013
(dollars in thousands)	Fiscal 2010 Restructuring Plan
Severance and other compensation related costs	$(918)
Lease termination obligation and other	353
Total restructuring charges	$(565)

	Year Ended March 31, 2012
(dollars in thousands)	Fiscal 2010 Restructuring Plan	Fiscal 2008 Restructuring Plan	Total
Severance and other compensation related costs	$(776)	$—	$(776)
Product rationalization	335	—	335
Asset impairment and accelerated depreciation	1,103	—	1,103
Lease termination obligation and other	143	(152)	(9)
Total restructuring charges	$805	$(152)	$653

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2013
(dollars in thousands)	March 31, 2012	Provision (1)	Payments/ Impairments (2)	March 31, 2013
Severance and termination benefits	$659	$(918)	$730	$471
Lease termination obligations	947	—	(791)	156
Other	76	353	(429)	—
Total	$1,682	$(565)	$(490)	$627
(1) Includes curtailment benefit of $0.9 million related to International defined benefit plan. Additional information is included in note 10, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

	Fiscal 2010 Restructuring Plan
		Fiscal 2012
(dollars in thousands)	March 31, 2011	Provision (1)	Payments/ Impairments (2)	March 31, 2012
Severance and termination benefits	$1,993	$(776)	$(558)	$659
Product rationalization	—	335	(335)	—
Asset impairments and accelerated depreciation	—	1,103	(1,103)	—
Lease termination obligations	1,790	139	(982)	947
Other	193	4	(121)	76
Total	$3,976	$805	$(3,099)	$1,682
(1) Includes curtailment benefit of $1.3 million related to International defined benefit plan. Additional information is included in note 10, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense (income), net for the year ended March 31, 2013 to the year ended March 31, 2012:

	Years Ended March 31,
(dollars in thousands)	2013	2012	Change
Non-operating expenses, net:
Interest expense	$15,675	$12,065	$3,610
Interest income and miscellaneous expense	56	(857)	913
Non-operating expenses, net	$15,731	$11,208	$4,523

Interest expense during fiscal 2013 periods increased due to higher outstanding borrowings due to acquisitions. Interest income and miscellaneous expense is immaterial.
Additional information regarding our outstanding debt is included in note 7 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2013 and March 31, 2012:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Income tax expense	$67,121	$74,993	$(7,872)	(10.5)%
Effective income tax rate	29.6%	35.5%

The effective income tax rate for fiscal 2013 was 29.6% as compared to 35.5% for fiscal 2012. The effective tax rate in fiscal 2013 was impacted by a U.S. tax benefit resulting from European restructuring. Specifically, a U.S. tax deduction was taken relating to the rationalization of operations in Switzerland. Additional information regarding our income tax expense is included in note 9 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Note 12 to our consolidated financial statements titled “Business Segment Information,” and Item 1, “Business,” provide detailed information regarding each business segment. The following table compares business segment and Corporate and other revenues for the year ended March 31, 2013 to the year ended March 31, 2012:

(dollars in thousands)	Years Ended March 31,		Change	Percent Change
	2013	2012
Revenues:
Healthcare	$1,074,790	$1,013,102	$61,688	6.1%
Life Sciences	244,421	226,658	17,763	7.8%
Isomedix	179,550	164,257	15,293	9.3%
Total reportable segments	1,498,761	1,404,017	94,744	6.7%
Corporate and other	3,141	2,793	348	12.5%
Total Revenues	$1,501,902	$1,406,810	$95,092	6.8%

Healthcare segment revenues increased $61.7 million, or 6.1% to $1,074.8 million for the year ended March 31, 2013, as compared to $1,013.1 million for the prior fiscal year. Adjusted Healthcare revenues, excluding the impact of the adjustments in each fiscal year related to the SYSTEM 1 Rebate Program, were $1,052.4 million, representing an increase of 5.5% compared to $997.8 million for fiscal 2012 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase in adjusted Healthcare revenues are attributable to the addition of consumable and service revenues from our recent acquisitions as well as organic growth in capital equipment, consumable and service revenues. These increases were partially offset by the expected post-transition decline in SYSTEM 1E unit sales and the decline in SYSTEM 1 consumable volumes. At March 31, 2013, the Healthcare segment’s backlog amounted to $105.2 million, increasing $2.7 million, or 2.6%, compared to the backlog of $102.5 million at March 31, 2012.
Life Science segment revenues increased $17.8 million or 7.8% to $244.4 million for the year ended March 31, 2013, as compared to prior fiscal year, driven by growth in capital equipment, consumable and service revenues of 12.7%, 5.8% and 4.5%, respectively. The demand for capital equipment reflects replacement product purchases by our pharmaceutical Customers. At March 31, 2013, the Life Sciences segment’s backlog amounted to $48.4 million, decreasing $1.7 million, or 3.4%, compared to the backlog of $50.1 million at March 31, 2012.
Isomedix segment revenues increased $15.3 million or 9.3% to $179.6 million for the year ended March 31, 2013, as compared to prior fiscal year. Revenues were favorably impacted by increased demand from our medical device Customers, as well as the acquisition of Biotest in March 2012. With lab operations in Minneapolis, Minnesota, Biotest provides validation services to our Customers.
The following tables compare our business segment and Corporate and other operating results for the year ended March 31, 2013 to the year ended March 31, 2012:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating Income (loss):
Healthcare	$153,343	$141,742	$11,601	8.2%
Life Sciences	47,453	41,633	5,820	14.0%
Isomedix	51,455	47,596	3,859	8.1%
Total reportable segments	252,251	230,971	21,280	9.2%
Corporate and other	(9,422)	(8,655)	(767)	8.9%
Total Operating Income (loss)	$242,829	$222,316	$20,513	9.2%
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
The Healthcare segment's operating income increased $11.6 million, or 8.2% to $153.3 million for the year ended March 31, 2013, as compared to $141.7 million for the prior fiscal year. Adjusted Healthcare operating income, excluding the impact of the SYSTEM 1 Rebate Program and class action settlement, was $112.9 million as compared to adjusted $124.3 million during the prior fiscal year (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The decline in adjusted Healthcare operating income reflects the impact of the expected post-transition decline in SYSTEM 1E unit sales, decline in SYSTEM 1 consumable volumes, the negative impact of the Medical Device Excise Tax, and expenses related to the recent acquisitions. Also, fiscal 2012 operating expenses reflect lower costs for our annual compensation plan since fiscal 2012 bonuses were not paid as performance targets for fiscal 2012 were not met.
The Life Science segment's operating income increased $5.8 million, or 14.0% to $47.5 million for the year ended March 31, 2013, as compared to $41.6 million for the prior fiscal year. The segment's operating margins were 19.4% and 18.4%, respectively, for the years ended March 31, 2013 and March 31, 2012. The improvement was primarily attributable to higher revenues.
The Isomedix segment's operating income increased $3.9 million or 8.1% to $51.5 million for the year ended March 31, 2013, as compared to $47.6 million for the prior fiscal year, reflecting the benefits of increased revenues and improved operating efficiencies. The segment's operating margins were 28.7% and 29.0%, respectively, for the years ended March 31, 2013 and March 31, 2012.

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

Revenues increased $199.4 million, or 16.5%, to $1,406.8 million for the year ended March 31, 2012, as compared to $1,207.4 million for the year ended March 31, 2011. The increase reflects growth in capital and service revenues and the negative impact of the SYSTEM 1 Rebate Program in fiscal 2011. Adjusted revenues, excluding the impact of the SYSTEM 1 Rebate Program in both periods, increased $81.7 million, or 6.2%, to $1,391.5 million in fiscal 2012 (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). We analyze our revenues in two ways, by type and geography, in the discussion that follows. Revenues by segment are further discussed in the section of MD&A titled, “Business Segment Results of Operations.”
Capital revenues increased $193.0 million or 44.5% during fiscal 2012 as compared to fiscal 2011. The increase in capital revenues was driven by the positive impact of the $15.3 million adjustment to Healthcare capital revenues related to the SYSTEM 1 Rebate Program in fiscal 2012 and the negative impact of the $102.3 million adjustment to Healthcare capital revenues related to the SYSTEM 1 Rebate Program in fiscal 2011. Adjusted capital revenues increased $75.4 million or 14.1% to $611.7 million during fiscal 2012 (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Excluding the impact of the SYSTEM 1 Rebate Program in both periods, Healthcare capital revenues increased $70.5 million during fiscal 2012 from fiscal 2011, reflecting revenues derived from shipments of SYSTEM 1E products as well as increases in other Healthcare infection prevention and surgical equipment products. Capital revenues within the Life Sciences segment increased $4.8 million or 6.3% to $81.3 million in fiscal 2012.
During fiscal 2012, recurring revenues increased $6.3 million or 0.8% as compared to fiscal 2011. The recurring revenues increase was generated by a 3.3% increase in service revenues, which was partially offset by a 2.8% decrease in consumable revenues during fiscal 2012 as compared to fiscal 2011. The increase in service revenues of $15.1 million in fiscal 2012 compared to fiscal 2011, was driven primarily by the Isomedix business segment but also reflects growth in both the Healthcare and Life Science business segments. Consumable revenues decreased $8.7 million or 2.8% during fiscal 2012 from fiscal 2011 as Healthcare consumable revenues decreased by 6.1% driven mainly by the continued decline in SYSTEM 1 sterilant volumes, although Life Science consumable revenues increased by 9.4%.
United States revenues for fiscal 2012 were $1,057.5 million, an increase of $175.2 million, or 19.9%, as compared to fiscal 2011. Adjusted United States revenues for fiscal 2012 were $1,042.2 million, an increase of $57.6 million or 5.8% as compared to adjusted fiscal 2011 revenues (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Increases include revenues derived from SYSTEM 1E products as well as increases in other Healthcare infection prevention and surgical equipment products and Life Sciences capital equipment revenues. United States consumable and service revenues were negatively impacted by the SYSTEM 1 transition with a decrease in consumable revenues of 6.7%, primarily driven by the decline in SYSTEM 1 sterilant volumes, offset by an increase in service revenues of 2.5%.

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

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit increased $122.3 million and gross profit percentage increased to 40.4% for fiscal 2012 as compared to 37.0% for fiscal 2011. The most significant driver of this increase results from the change brought about by SYSTEM 1 Rebate Program which had a $110.0 million negative impact in fiscal 2011 and a $17.4 million positive impact in fiscal 2012. Excluding the impact of the SYSTEM 1 Rebate Program, fiscal 2012 gross profit and gross profit percentage were $551.1 million and 39.6%, respectively, while fiscal 2011 gross profit and gross profit percentage were $556.2 million and 42.5%, respectively (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Changes in volume are the secondary driver resulting in a net reduction of approximately 130 basis points in the gross profit percentage as the decline in SYSTEM 1 sterilant volume more than offset the benefits of SYSTEM 1E units and higher volumes in the Isomedix segment and the continued growth in Life Sciences consumables volume. The gross profit percentage was also negatively impacted by approximately 60 basis points as a result of increased labor costs and by approximately 50 basis points by increases in inventory reserves, including the reserves associated with certain SYSTEM 1E components made obsolete by a recent special FDA 510(k) clearance which contained a modification of the UV light intensity threshold.
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

Compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses are significant components of selling, general, and administrative expenses (“SG&A”). SG&A decreased $15.9 million in fiscal 2012 as compared to fiscal 2011. Fiscal 2011 SG&A was negatively impacted by the estimated $19.8 million expense associated with the proposed SYSTEM 1 class action settlement. Excluding the SYSTEM 1 class action settlement, SG&A increased 1.3% during fiscal 2012 primarily attributable to higher spending with regard to product uptime reliability and sales related costs offset by decreases in professional fees and insurance as well as the lower cost of our annual incentive compensation plan since bonuses were not paid as performance targets for fiscal 2012 were not met.
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

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarize the liabilities related to our restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2012
(dollars in thousands)	March 31, 2011	Provision	Payments/ Impairments	March 31, 2012
Severance and other compensation related costs	$1,993	$(776)	$(558)	$659
Product rationalization	—	335	(335)	—
Asset impairments	—	1,103	(1,103)	—
Lease termination obligations	1,790	139	(982)	947
Other	193	4	(121)	76
Total	$3,976	$805	$(3,099)	$1,682

	Fiscal 2010 Restructuring Plan
		Fiscal 2011
(dollars in thousands)	March 31, 2010	Provision	Payments/ Impairments	March 31, 2011
Severance and other compensation related costs	$1,894	$454	$(355)	$1,993
Asset impairments	—	559	(559)	—
Lease termination obligations	1,200	595	(5)	1,790
Other	509	33	(349)	193
Total	$3,603	$1,641	$(1,268)	$3,976

	Fiscal 2008 Restructuring Plan
		Fiscal 2011
(dollars in thousands)	March 31, 2010	Provision	Payments/ Impairments	March 31, 2011
Severance and other compensation related costs	$102	$—	$(102)	$—
Asset impairments	289	(289)	—	—
Lease termination obligations	411	—	(254)	157
Total	$802	$(289)	$(356)	$157

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

The effective income tax rate for fiscal 2012 was 35.5% as compared to 30.6% for fiscal 2011. The effective tax rate in fiscal 2012 was impacted by the increase in United States income as a result of the impact of the SYSTEM 1 Rebate Program. The adjusted effective income tax rate for fiscal 2012, excluding the impact of this item, was 35.2% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The effective tax rate in fiscal 2011 was impacted by the reduction in United States income as a result of the impact of the SYSTEM 1 Rebate Program and SYSTEM 1 class action settlement. The adjusted effective income tax rate for fiscal 2011, excluding the impact of these two items, was 35.7% (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Additional information regarding our income tax expense is included in note 9 to our consolidated financial statements titled, “Income Taxes.”

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
Healthcare segment revenues increased $177.3 million or 21.2%, to $1,013.1 million for the year ended March 31, 2012, as compared to $835.8 million for the prior fiscal year. Adjusted Healthcare segment revenues, excluding the impact of the SYSTEM 1 Rebate Program, were $997.8 million for the year ended March 31, 2012 representing an increase of 6.4% over the prior year (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase in adjusted Healthcare revenues reflected growth in capital equipment revenues, including revenue associated with SYSTEM 1E products in the United Sates, as well as increases in other Healthcare infection prevention and surgical equipment products. Healthcare service revenues also increased with growth of 1.7%. These increases were partially offset by a decrease in Healthcare consumable revenues of 6.1% as a result of the SYSTEM 1 transition. At March 31, 2012, our Healthcare segment’s backlog amounted to $102.5 million, as compared to $138.6 million at March 31, 2011. We believe that the decline in backlog was more a matter of timing of orders than a reflection of current market trends. SYSTEM 1E related backlog was $11.7 million as of March 31, 2012, as compared to $21.3 million as of March 31, 2011.
Life Sciences segment revenues increased $11.2 million, or 5.2%, to $226.7 million for the year ended March 31, 2012, as compared to $215.4 million for the prior fiscal year. Our Life Sciences segment fiscal 2012 revenues were favorably impacted by strong demand for our capital and consumable products which grew at 6.3% and 9.4%, respectively. The demand for capital equipment reflected replacement product purchases by our pharmaceutical Customers. At March 31, 2012, our Life Sciences segment’s backlog amounted to $50.1 million as compared to $40.7 million at March 31, 2011.
Isomedix segment revenues increased $12.0 million, or 7.9%, during fiscal 2012, as compared to fiscal 2011. The growth in revenues during fiscal 2012 was attributable to increased demand from our core medical device Customers and market share gains made possible by capacity expansion investments.
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
Our Healthcare segment’s operating income increased $120.4 million, or 564.9% to $141.7 million for the year ended March 31, 2012 from $21.3 million during the prior fiscal year. Adjusted fiscal 2012 Healthcare operating income, excluding the impact of the SYSTEM 1 Rebate Program and class action settlement, was $124.3 million as compared to adjusted operating income of $151.1 million during the prior fiscal period (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The segment was negatively impacted by the decline in SYSTEM 1 sterilant volumes as well as higher spending with regard to product uptime reliability and sales related costs. The Healthcare segment’s fiscal 2012 and fiscal 2011 operating margins include restructuring expenses of $0.6 million and $0.9 million, respectively.
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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes significant components of our cash flows for the years ended March 31, 2013, 2012 and 2011:

	Years Ended March 31,
(dollars in thousands)	2013	2012	2011
Operating activities:
Net income	$159,977	$136,115	$51,265
Non-cash items	97,877	88,854	31,433
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	(68,812)	(58,618)	127,683
Changes in operating assets and liabilities	38,773	(16,979)	(92,637)
Net cash provided by operating activities	$227,815	$149,372	$117,744
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(87,412)	$(66,682)	$(77,442)
Proceeds from the sale of property, plant, equipment, and intangibles	34	42	1,301
Equity Investments	—	—	(16,900)
Investments in businesses, net of cash acquired	(399,676)	(34,635)	(4,000)
Net cash used in investing activities	$(487,054)	$(101,275)	$(97,041)
Financing activities:
Proceeds from the issuance of long-term obligations	$200,000	$—	$—
Proceeds under credit facilities, net	82,290	—	—
Repurchases of common shares	(8,002)	(56,751)	(29,965)
Deferred financing fees and debt issuance costs	(1,924)	—	—
Cash dividends paid to common shareholders	(43,195)	(38,560)	(33,228)
Stock option and other equity transactions, net	23,019	5,723	12,730
Tax benefit from stock options exercised	2,058	1,514	2,525
Net cash provided by (used in ) in financing activities	$254,246	$(88,074)	$(47,938)
Debt-to-total capital ratio	34.3%	20.4%	21.1%
Free cash flow	$140,437	$82,732	$41,603

Net Cash Provided By Operating Activities –The net cash provided by our operating activities was $227.8 million for the year ended March 31, 2013 compared to $149.4 million for the year ended March 31, 2012 and $117.7 million for the year ended March 31, 2011. The following discussion summarizes the significant changes in our operating cash flows for the years ended March 31, 2013, 2012 and 2011:

•
Net cash provided by operating activities increased 52.5% in fiscal 2013 compared to fiscal 2012. The increase is attributable to lower accounts receivable and inventory levels, and the cash benefit from a tax deduction related to the closure of our Swiss manufacturing operations.

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

Net Cash Used In Investing Activities – The net cash used in our investing activities was $487.1 million for the year ended March 31, 2013, compared to $101.3 million for the year ended March 31, 2012 and $97.0 million for the year ended March 31, 2011. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2013, 2012 and 2011:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $87.4 million during fiscal 2013, $66.7 million during fiscal 2012 and $77.4 million during fiscal 2011. Fiscal 2013 capital expenditures were higher than fiscal 2012 and fiscal 2011 as a result of investments in our manufacturing centers and higher purchases of radioisotope (cobalt-60). Fiscal 2012 capital expenditures were lower than fiscal 2011 as consolidation projects in the United States and Europe were completed. Fiscal 2011 capital expenditures include higher radioisotope purchases, the purchase of two previously leased Isomedix facilities totaling $8.4 million, and capital costs associated with the consolidation projects in the United States and Europe.

•	Proceeds from the sale of property, plant, equipment, and intangibles – Fiscal 2013, 2012 and 2011 proceeds relate to minor disposals.

•
Equity investments – During fiscal 2011, we invested $16.9 million in VTS Medical Systems, LLC ("VTS") designed to bring the latest high-definition video, touch-screen integration, and communication technology into hospital operating rooms.

•
Investments in business, net of cash acquired – During fiscal 2013, we used $399.7 million of cash for the acquisitions of US Endoscopy, Spectrum, TRE and the remaining VTS interests not already owned by us. For more information on these acquisitions refer to note 4 to our consolidated financial statements titled, "Business Acquisitions". During fiscal 2012, we used $34.6 million of cash to acquire two businesses. We acquired the stock of a privately held company with operations located near Sao Paulo, Brazil which designs and manufactures small, medium, and large sterilizers used by public hospitals, clinics, dental offices and industrial companies (e.g., research laboratories and pharmaceutical research and production companies). We also acquired the stock of a privately held company with lab operations in Minneapolis, Minnesota which provides validation services to our Customers and is a natural extension of our Isomedix segment. During fiscal 2011, we used $4.0 million of cash to acquire a company which provides management technology solutions designed to improve a hospital's perioperative process.

Net Cash Provided By (Used In) Financing Activities – Net cash provided by financing activities was $254.2 million for the year ended March 31, 2013, compared to net cash used in financing activities of $88.1 million and $47.9 million for the years ended March 31, 2012 and March 31, 2011, respectively. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2013, 2012 and 2011:

•
Proceeds from the issuance of long-term obligations – During fiscal year 2013 we issued $200 million of senior notes in a private placement, which are long-term obligations. We provide additional information about our debt structure in note 7 to our consolidated financial statements titled, “Debt,” and in this section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

•	Proceeds under credit facility, net – At the end of fiscal 2013, $82.3 million of debt, was outstanding under our revolving credit facility.

•
Repurchases of common shares – During fiscal 2013, we paid for the repurchase of 204,349 commons shares at an average purchase price of $33.42 and obtained common shares in connection with our stock-based compensation award programs in the amount $1.2 million. During fiscal 2012, we paid for the repurchase of 1,851,510 common shares at an average purchase price of $30.21 and obtained common shares in connection with our stock-based compensation award programs in the amount of $0.8 million. During fiscal 2011, we paid for the repurchase of 925,848 common shares at an average purchase price of $31.82 and obtained common shares in connection with our stock-based compensation award programs in the amount of $0.5 million. We provide additional information about our common share repurchases in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

•
Cash dividends paid to common shareholders – During fiscal 2013, we paid cash dividends totaling $43.2 million or $0.74 per outstanding common share. During fiscal 2012, we paid cash dividends totaling $38.6 million or $0.66 per outstanding common share. During fiscal 2011, we paid cash dividends totaling $33.2 million, or $0.56 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During fiscal 2013, fiscal 2012 and fiscal 2011, we received cash proceeds totaling $23.0 million $5.7 million, and $12.7 million, respectively, under these programs.

•
Tax benefit from stock options exercised – For the years ended March 31, 2013, 2012 and 2011, our income taxes were reduced by $2.1 million, $1.5 million, and $2.5 million, respectively, as a result of deductions allowed for stock options exercised.

Cash Flow Measures. Free cash flow was $140.4 million in fiscal 2013 compared to $82.7 million in fiscal 2012. Our free cash flow increased in fiscal 2013 as a result of a decrease in cash needed to fund operating assets and liabilities and the cash benefit from a tax deduction related to the closure of our Swiss manufacturing operations (see subsection of MD&A titled,

"Non-GAAP Financial Measures", for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 34.3% at March 31, 2013 and 20.4% at March 31, 2012.
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
At March 31, 2013, approximately 96% of our consolidated cash and cash equivalents were held in locations outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. We do not intend to repatriate any significant amounts of cash in the foreseeable future.
Sources of Credit.  Our sources of credit as of March 31, 2013 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2013 Amounts Outstanding	March 31, 2013 Amounts Available
Sources of Credit
Private placement	$410,000	$—	$410,000	$—
Credit facility(1)	400,000	—	82,290	317,710
Total Sources of Credit	810,000	$—	$492,290	$317,710

(1)	Our revolving credit facility contains a sub-limit that reduces the maximum amount available to us for borrowings by letters of credit outstanding.

Our sources of funding from credit are summarized below:

•
In December 2003, we issued $100.0 million of senior notes, of which $60.0 million are still outstanding, to certain institutional investors in a private placement that was not required to be registered with the SEC. The agreements related to these notes require us to maintain certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement. Of the $60.0 million in outstanding notes, $40.0 million have a maturity of 10 years at an annual interest rate of 5.25%, and the remaining $20.0 million have a maturity of 12 years at an annual interest rate of 5.38%.

•
On August 15, 2008, we issued $150.0 million in senior notes to certain institutional investors in a private placement that was not required to be registered with the SEC. We have used and will use the proceeds for general corporate purposes, including repayment of debt, capital expenditures, acquisitions, dividends, and share repurchases. The agreements related to these notes require us to maintain certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement. Of the $150.0 million in outstanding notes, $30.0 million have a maturity of five years at an annual interest rate of 5.63%, another $85.0 million have a maturity of 10 years at an annual interest rate of 6.33%, and the remaining $35.0 million have a maturity of 12 years at an annual interest rate of 6.43%.

•
In December 2012, we issued $100.0 million in senior notes to certain institutional investors in a private placement that was not required to be registered with the SEC. Of the $100.0 million of notes, $47.5 million have a maturity of 10 years at an annual interest rate of 3.20%, an additional $40.0 million have a maturity of 12 years at an annual interest rate of 3.35%, and the remaining $12.5 million have a maturity of 15 years at an annual interest rate of 3.55%. These borrowings were used primarily for the repayment of existing credit facility debt. The agreements related to these notes contain a financial covenant, including limitations on debt.

•
In February 2013, we issued $100.0 million of senior notes to certain institutional investors in a private placement that was not required to be registered with the SEC. Of the $100.0 million of notes, $47.5 million have a maturity of nine years and 10 months at an annual interest rate of 3.20%, an additional $40.0 million have a maturity of 11 years and 10 months at an annual interest rate of 3.35%, and the remaining $12.5 million have a maturity of 14 years and 10 months at an annual interest rate of 3.55%. These borrowings were used primarily for the repayment of existing credit facility debt. The agreements related to these notes contain a financial covenant, including limitations on debt.

•
On April 13, 2012 we signed a Third Amended and Restated Credit Agreement (the "Credit Agreement") with KeyBank National Association, as administrative agent (“Agent”) for the lenders from time to time party thereto ("Lenders") and such Lenders. The Credit Agreement amended, restated and replaced our previous credit agreement. The Credit Agreement initially provided a $300.0 million credit facility and was amended in October 2012, to increase the credit facility to $400.0 million (which may be increased by up to an additional $100.0 million in specified circumstances, and subject to certain Lender consent requirements) for borrowings and letters of credit, and will mature April 13, 2017. The aggregate unpaid principal amount of all borrowings, to the extent not previously repaid, is repayable on that date. Borrowings also are repayable at such other earlier times as may be required under or permitted by the terms of the Credit Agreement. Borrowings bear interest at floating rates based upon the Base Rate (as defined) or fixed rates based upon the Eurodollar Rate or Alternate Currency Rate (as defined), plus the Applicable Margin (as defined) in effect from time to time under the Credit Agreement based upon the Company's Leverage Ratio (as defined). Interest on floating rate loans is payable quarterly in arrears and interest on fixed rate loans is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. The Credit Agreement also requires the payment of a facility fee on the total facility commitment amount, which fee is determined based on the Company's Leverage Ratio. There is no premium or penalty for prepayment of floating rate loans but prepayments of fixed rate loans may be subject to a prepayment fee. The Credit Agreement also permits the Company to make short term "Swing Loan" borrowings from the Agent in an aggregate amount not to exceed $35.0 million outstanding at any time. Swing Loans bear interest at the Agent's cost of funds plus the applicable margin in effect from time to time. The Credit Agreement requires the Company to maintain compliance with certain financial covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio. The Company's obligations under the Credit Agreement are unsecured but guaranteed by its material domestic subsidiaries.

At March 31, 2013, we had $317.7 million of funding available under the Credit Agreement. The Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2013, there were no letters of credit outstanding under the Credit Agreement.
At March 31, 2013, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in note 7 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60) and information technology enhancements. During fiscal 2013, our capital expenditures amounted to $87.4 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. We expect fiscal 2014 capital expenditures to be comparable to fiscal 2013 levels with continued investment in projects intended to improve quality, reduce operating costs and add value to the current product offering.

CONTRACTUAL AND COMMERICAL COMMITMENTS
At March 31, 2013, we had commitments under non-cancelable operating leases totaling $45.2 million.
Our contractual obligations and commercial commitments as of March 31, 2013 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(in thousands)	2014	2015	2016	2017	2018 and thereafter	Total
Contractual Obligations:
Debt	$70,000	$—	$20,000	$—	$402,290	$492,290
Operating leases	14,621	12,802	8,934	4,803	4,018	45,178
Purchase obligations	15,403	11,246	11,598	11,950	9,161	59,358
Contributions to defined benefit pension plans	—	—	—	—	—	—
Benefit payments under defined benefit plans	4,101	4,017	3,943	3,858	21,126	37,045
Trust assets available for benefit payments under defined benefit plans	(4,101)	(4,017)	(3,943)	(3,858)	(21,126)	(37,045)
Benefit payments under other post-retirement welfare benefit plans	3,271	3,043	2,840	2,467	9,699	21,320
Unrecognized tax benefits	—	—	—	—	—	118
Other obligations	299	165	167	—	—	631
Total Contractual Obligations	$103,594	$27,256	$43,539	$19,220	$425,168	$618,895

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
The table above includes total unrecognized tax benefits of $0.1 million. The actual amount of unrecognized tax benefits is $9.4 million. Of this amount, we anticipate non-cash settlement of $9.3 million within the next 12 months. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with these remaining tax positions, we are unable to estimate when cash settlements may occur. Related to the unrecognized tax benefits included in the table above, we have also recorded a liability for potential interest and penalties of $0.01 million.

	Amount of Commitment Expiring March 31,
(in thousands)	2014	2015	2016	2017	2018 and thereafter	Totals
Commercial Commitments:
Performance and surety bonds	$32,104	$6,187	$67	$35	$1,450	$39,843
Letters of credit as security for self-insured risk retention policies	5,961	—	—	—	—	5,961
Total Commercial Commitments	$38,065	$6,187	$67	$35	$1,450	$45,804

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
Inventories and Reserves.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 38.6% and 37.7% of total inventories at March 31, 2013 and 2012, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $18.9 million and $18.2 million higher than those reported at March 31, 2013 and 2012, respectively.
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

Purchase Accounting and Goodwill.  Assets and liabilities of the business acquired are accounted for at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. We supplement management expertise with valuation specialists in performing appraisals to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We generally amortize our intangible assets over their useful lives. We do not amortize goodwill, but we evaluate it annually for impairment. Therefore, the allocation of acquisition costs to intangible assets and goodwill has a significant impact on future operating results.
We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. We may consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. We may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances we test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We calculate the fair value of our reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
We performed our annual goodwill impairment evaluation as of October 31, 2012. Based on this evaluation, we determined that there was no impairment of the recorded goodwill amounts and we do not believe that any of our reporting units are at a significant risk of failing goodwill impairment testing.
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
SYSTEM 1 Rebate Program and Class Action Settlement. The SYSTEM 1 Rebate Program (the “Rebate Program”) was initially recognized during the first quarter of fiscal 2011. The rebate portion of the Rebate Program was recognized as contra-

revenue consistent with other returns and allowances offered to Customers. The estimated costs to facilitate the disposal of the returned SYSTEM 1 processors portion of the Rebate Program were recognized as cost of revenues. Both components were recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program included: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that would elect to participate in the Rebate Program, the proportion of Customers that would choose each rebate option, and the estimated per unit costs of disposal.
The Rebate Program ended August 2, 2012. Customers utilized rebates totaling approximately $66.6 million on orders placed since the initiation of the Rebate Program. The costs associated with the Rebate Program were lower than originally estimated because fewer Customers elected to participate in the Rebate Program than anticipated. The remaining recorded accrual is $0.2 million as of March 31, 2013.
The SYSTEM 1 class action settlement was initially recognized during the third quarter of fiscal 2011. The claim submission deadline was December 31, 2012. As a result, during fiscal 2013 we adjusted the liability related to the SYSTEM 1 class action settlement. The pretax adjustments amounted to $16.8 million, and were recorded as reductions to operating expenses.
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. The obligation covered by insurance contracts will remain on the balance sheet as we remain liable to the extent insurance carriers do not meet their obligation. Estimated amounts receivable under the contracts are included in Part II, Item 8. titled, "Financial Data and Supplementary Data", in our consolidated balance sheets. Our accrual for self-insured risk retention as of March 31, 2013 and 2012 was $14.1 million and $10.8 million, respectively.
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
Warranty Reserves.  We generally offer a limited one-year parts and labor warranty on our capital equipment. The specific terms and conditions of warranties may vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties in the period revenues are recognized. We estimate warranty expenses based primarily on historical warranty claim experience. While we have extensive quality programs and processes and actively monitor and evaluate the quality of suppliers, actual warranty experience could be different from our estimates. If actual product failure rates, material usage, or service costs are different from our estimates, we may have to record an adjustment to the estimated warranty liability. As of March 31, 2013 and 2012, we had accrued $12.7 million and $11.2 million, respectively, for warranty exposures.
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
Benefit Plans.  We provide defined benefit pension plans for certain former manufacturing and plant administrative personnel as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. As of March 31, 2013, we sponsored defined benefit pension plans for eligible participants in the United States. In addition, as of March 31, 2013, we sponsored an unfunded post-retirement welfare benefits plan for two groups of United States retirees, including the same retirees who receive pension benefits under the United States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
Employee pension and post-retirement welfare benefits plans are a cost of conducting business and represent obligations that will be settled far in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2013 projected benefit obligations and the fiscal 2013 net periodic benefit costs is as follows:

	U.S. Defined Benefit Pension Plan	Other Post- Retirement Plan
Funding Status	Funded	Unfunded
Assumptions used to determine March 31, 2013
benefit obligations:
Discount rate	3.50%	3.00%
Assumptions used to determine fiscal 2013
net periodic benefit costs:
Discount rate	4.25%	3.75%
Expected return on plan assets	8.00%	n/a
NA – Not applicable.
We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs and projected benefit obligations both increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2013 benefit costs by $0.2 million. The projected benefit obligations at March 31, 2013 would remain approximately the same.
We develop our discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement plan by 50 basis points would have increased the fiscal 2013 net periodic benefit costs by approximately $0.05 million and would have increased the projected benefit obligations by approximately $3.4 million at March 31, 2013.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate of 8% to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2013:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$6	$(6)
Effect on postretirement benefit obligation	152	(145)

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
Share-Based Compensation.  We measure the estimated fair value for share-based compensation awards, including grants of employee stock options at the grant date and recognize the related compensation expense over the period in which the share-based compensation vests. We selected the Black-Scholes-Merton option pricing model as the most appropriate method for determining the estimated fair value of our share-based compensation awards. This model involves assumptions that are judgmental and affect share-based compensation expense.
Share-based compensation expense was $8.9 million in fiscal 2013, $7.9 million in fiscal 2012 and $10.2 million in fiscal 2011. Note 15 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our share-based compensation plans.

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

FORWARD-LOOKING STATEMENTS
This Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," "outlook," "impact," "potential," "confidence," "improve," "optimistic," "deliver," "comfortable," "trend", and "seeks," or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's other securities filings. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, transition, cost reductions, business strategies, earnings or revenue trends or future financial results (including without limitation regulatory matters related to SYSTEM 1E or its accessories). References to products, the consent decree, the transition or rebate program, or the class action settlement, are summaries only and should not be considered the specific terms of the decree, settlement, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the SYSTEM 1E device, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, including without limitation SYSTEM 1E and accessories thereto, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, and the transition from the SYSTEM 1 processing system and adjustments to related reserves or those matters described in this Form 10-K for the year ended March 31, 2013 and other securities filings, may adversely impact Company performance, results, prospects or value, (g) the possibility that anticipated financial results or benefits of recent acquisitions will not be realized or will be other than anticipated, (h) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (i) those risks described in our securities filings including this Annual Report on Form 10-K for the year ended March 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.

INTEREST RATE RISK
As of March 31, 2013, we had $410.0 million in fixed rate senior notes outstanding. As of March 31, 2013, we had $82.3 million in outstanding borrowings under our revolving credit facility. Borrowings under the revolving credit facility are exposed to changes in interest rates in the case of floating rate revolving credit facility borrowings. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to note 7 to our Consolidated Financial Statements titled, “Debt.”

FOREIGN CURRENCY RISK
We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most international operations, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Note 19 to our consolidated financial statements titled, “Accumulated Other Comprehensive Income (Loss),” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately one-fourth of our revenues and one-third of our cost of revenues are generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.
We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2013, we held foreign currency forward contracts to buy 79.7 million Mexican pesos and 12.5 million Canadian dollars. At March 31, 2013, we held commodity swap contracts to buy 103 thousand pounds of nickel.

COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate primary and secondary sources of supply in each of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
STERIS Corporation

We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STERIS Corporation and subsidiaries' internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 30, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
May 30, 2013

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2013	2012
Assets
Current assets:
Cash and cash equivalents	$142,008	$150,821
Accounts receivable (net of allowances of $10,043 and $11,428, respectively)	275,937	280,324
Inventories, net	144,443	157,712
Deferred income taxes, net	21,195	43,211
Prepaid expenses and other current assets	30,357	19,815
Total current assets	613,940	651,883
Property, plant, and equipment, net	431,952	386,409
Goodwill and intangibles, net	704,424	337,784
Other assets	10,793	29,620
Total assets	$1,761,109	$1,405,696
Liabilities and equity
Current liabilities:
Accounts payable	$79,374	$83,188
Accrued payroll and other related liabilities	54,316	29,899
Accrued SYSTEM 1 Rebate Program and class action settlement	253	69,065
Accrued expenses and other	84,894	96,243
Total current liabilities	218,837	278,395
Long-term indebtedness	492,290	210,000
Deferred income taxes, net	44,924	42,703
Other liabilities	58,078	51,934
Total liabilities	$814,129	$583,032
Commitments and contingencies (see note 11)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 58,759 and 57,733 shares outstanding, respectively	239,648	244,091
Common shares held in treasury, 11,281 and 12,307 shares, respectively	(321,801)	(350,718)
Retained earnings	1,031,183	914,401
Accumulated other comprehensive income	(4,088)	13,627
Total shareholders’ equity	944,942	821,401
Noncontrolling interest	2,038	1,263
Total equity	946,980	822,664
Total liabilities and equity	$1,761,109	$1,405,696
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2013	2012	2011
Revenues:
Product	$967,362	$928,129	$743,838
Service	534,540	478,681	463,610
Total revenues	1,501,902	1,406,810	1,207,448
Cost of revenues:
Product	550,899	551,995	494,463
Service	329,740	286,350	266,823
Total cost of revenues	880,639	838,345	761,286
Gross profit	621,263	568,465	446,162
Operating expenses:
Selling, general, and administrative	337,694	309,552	325,468
Research and development	41,305	35,953	34,280
Restructuring expenses	(565)	644	1,202
Total operating expenses	378,434	346,149	360,950
Income from operations	242,829	222,316	85,212
Non-operating expenses, net:
Interest expense	15,675	12,065	12,000
Interest income and miscellaneous expense	56	(857)	(607)
Total non-operating expenses, net	15,731	11,208	11,393
Income before income tax expense	227,098	211,108	73,819
Income tax expense	67,121	74,993	22,554
Net income	$159,977	$136,115	$51,265
Net income per common share
Basic	$2.74	$2.33	$0.86
Diluted	$2.72	$2.31	$0.85
Cash dividends declared per common share outstanding	$0.74	$0.66	$0.56

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended March 31,	2013	2012	2011
Net income	$159,977	$136,115	51,265
Unrealized gain on available for sale securities	112	70	192
Amortization of pension and postretirement benefit plans costs, net of taxes of $2,706, $4,102 and $1,473, respectively)	(4,082)	(7,279)	(1,024)
Change in cumulative foreign currency translation adjustment	(13,745)	(14,352)	23,029
Total other comprehensive income (loss)	(17,715)	(21,561)	22,197
Comprehensive income	$142,262	$114,554	$73,462

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2013	2012	2011
Operating activities:
Net income	$159,977	$136,115	$51,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	69,035	62,906	54,389
Deferred income taxes	23,751	22,093	(43,071)
Share-based compensation expense	8,917	7,858	10,186
Loss on the disposal of property, plant, equipment, and intangibles, net	294	664	1,800
Other items	(4,120)	(4,667)	8,129
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	21,866	(6,517)	(54,517)
Inventories, net	28,015	11,833	(42,233)
Other current assets	(8,889)	385	2,227
Accounts payable	(12,536)	(9,120)	23,714
Accrued SYSTEM 1 Rebate Program and class action settlement	(68,812)	(58,618)	127,683
Accruals and other, net	10,317	(13,560)	(21,828)
Net cash provided by operating activities	227,815	149,372	117,744
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(87,412)	(66,682)	(77,442)
Proceeds from the sale of property, plant, equipment, and intangibles	34	42	1,301
Equity Investments	—	—	(16,900)
Acquisition of business, net of cash acquired	(399,676)	(34,635)	(4,000)
Net cash used in investing activities	(487,054)	(101,275)	(97,041)
Financing activities:
Proceeds from the issuance of long-term obligations	200,000	—	—
Proceeds under credit facilities, net	82,290	—	—
Deferred financing fees and debt issuance costs	(1,924)	—	—
Repurchases of common shares	(8,002)	(56,751)	(29,965)
Cash dividends paid to common shareholders	(43,195)	(38,560)	(33,228)
Stock option and other equity transactions, net	23,019	5,723	12,730
Tax benefit from stock options exercised	2,058	1,514	2,525
Net cash provided by (used in) financing activities	254,246	(88,074)	(47,938)
Effect of exchange rate changes on cash and cash equivalents	(3,820)	(2,218)	5,280
Decrease in cash and cash equivalents	(8,813)	(42,195)	(21,955)
Cash and cash equivalents at beginning of period	150,821	193,016	214,971
Cash and cash equivalents at end of period	$142,008	$150,821	$193,016

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares		Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at March 31, 2010	59,227	$237,165	10,813	$(295,251)	$798,809	$12,991	$780	$754,494
Comprehensive income:
Net income	—	—	—	—	51,265	—	—	51,265
Other comprehensive income	—	—	—	—	—	22,197	—	22,197
Repurchases of common shares	(952)	—	952	(29,965)	—	—	—	(29,965)
Equity compensation programs	847	1,653	(847)	19,408	—	—	—	21,061
Tax benefit of stock options exercised	—	2,525	—	—	—	—	—	2,525
Cash dividends – $.56 per common share	—	—	—	—	(33,228)	—	—	(33,228)
Change in noncontrolling interest	—	—	—	—	—	—	316	316
Balance at March 31, 2011	59,122	$241,343	10,918	$(305,808)	$816,846	$35,188	$1,096	$788,665
Comprehensive income:
Net income	—	—	—	—	136,115	—	—	136,115
Other comprehensive loss	—	—	—	—	—	(21,561)	—	(21,561)
Repurchases of common shares	(1,887)	—	1,887	(56,751)	—	—	—	(56,751)
Equity compensation programs	498	1,234	(498)	11,841	—	—	—	13,075
Tax benefit of stock options exercised	—	1,514	—	—	—	—	—	1,514
Cash dividends – $0.66 per common share	—	—	—	—	(38,560)	—	—	(38,560)
Change in noncontrolling interest	—	—	—	—	—	—	167	167
Balance at March 31, 2012	57,733	$244,091	12,307	$(350,718)	$914,401	$13,627	$1,263	$822,664
Comprehensive income:
Net income	—	—	—	—	159,977	—	—	159,977
Other comprehensive loss	—	—	—	—	—	(17,715)	—	(17,715)
Repurchases of common shares	(257)	—	257	(8,002)	—	—	—	(8,002)
Equity compensation programs	1,283	(6,501)	(1,283)	36,919	—	—	—	30,418
Tax benefit of stock options exercised	—	2,058	—	—	—	—	—	2,058
Cash dividends – $0.74 per common share	—	—	—	—	(43,195)	—	—	(43,195)
Change in noncontrolling interest	—	—	—	—	—	—	775	775
Balance at March 31, 2013	58,759	$239,648	11,281	$(321,801)	$1,031,183	$(4,088)	$2,038	$946,980
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.  STERIS Corporation, an Ohio corporation, together with its subsidiaries, develops, manufactures, and markets infection prevention, contamination control, microbial reduction, and procedural support products and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental Customers throughout the world. As used in this annual report, STERIS Corporation and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.
We operate in three reportable business segments: Healthcare, Life Sciences, and STERIS Isomedix Services (“Isomedix”). We describe our operating segments in note 12 titled, "Business Segment Information". Our fiscal year ends on March 31. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:
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
Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2013	2012	2011
Cash paid during the year for:
Interest	$14,115	$12,496	$12,496
Income taxes	38,475	52,213	64,372
Cash received during the year for income tax refunds	1,096	408	3,067

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Accounts Receivable.  Accounts receivable are presented at their face amount, less allowances for sales returns and uncollectible accounts. Accounts receivable consist of amounts billed and currently due from Customers and amounts earned but unbilled. We generally obtain and perfect security interest in products sold in the United States when we have a concern with the Customer's risk profile.
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
Inventories, net.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 38.6% and 37.7% of total inventories at March 31, 2013 and 2012, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $18,944 and $18,158 higher than those reported at March 31, 2013 and 2012, respectively.
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
We generally depreciate or deplete property, plant, and equipment over the useful lives presented in the following table:

Asset Type	Useful Life (years)
Land improvements	3-40
Buildings and leasehold improvements	2-50
Machinery and equipment	2-20
Information Systems	2-20
Radioisotope (cobalt-60)	20

When we sell, retire, or dispose of property, plant, and equipment, we remove the asset’s cost and accumulated depreciation from our Consolidated Balance Sheets. We recognize the net gain or loss on the sale or disposition in the Consolidated Statements of Income in the period when the transaction occurs.
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $585 and $705 for the years ended March 31, 2013 and 2012, respectively.
Total interest expense for the years ended March 31, 2013, 2012, and 2011 was $15,675, $12,065, and $12,000, respectively.
Identifiable Intangible Assets.  Our identifiable intangible assets include product technology rights, trademarks, licenses, and Customer relationships. We record these assets at cost, or when acquired as part of a business acquisition, at estimated fair

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

value. We generally amortize identifiable intangible assets over periods ranging from 5 to 20 years using the straight-line method. Our intangible assets also include indefinite-lived assets including certain trademarks and tradenames that were acquired in fiscal 2013. These assets will be tested periodically for impairment.
Investments.  Investments in marketable securities are stated at fair value and are included in "Other assets" on the Consolidated Balance Sheets. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Income (Loss).
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
Goodwill.  We perform our annual impairment test for goodwill in the third quarter of each year. We may consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. We may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances we test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We calculate the fair value of our reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
SYSTEM 1 Rebate Program. The Accrued SYSTEM 1 Rebate Program (the “Rebate Program”), initially recognized during the first quarter of fiscal 2011, was based upon the quantity of SYSTEM 1 processors eligible for rebates and the estimated value of rebates to be provided upon their return. The rebate portion of the Rebate Program was recognized as contra-revenue consistent with other returns and allowances offered to Customers. The estimated costs to facilitate the disposal of the returned SYSTEM 1 processors was recognized as cost of revenues. Both components were recorded as current liabilities. The key assumptions involved in the estimates associated with the Rebate Program included: the number and age of SYSTEM 1 processors eligible for rebates under the Rebate Program, the number of Customers that would elect to participate in the Rebate Program, the proportion of Customers that would choose each rebate option, and the estimated per unit costs of disposal.
The Rebate Program ended August 2, 2012. Customers utilized rebates totaling approximately $66,600 on orders placed since the initiation of the Rebate Program. The costs associated with the Rebate Program were lower than originally estimated because fewer Customers elected to participate in the Rebate Program than anticipated. The remaining recorded accrual is $210 as of March 31, 2013.
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
Benefit Plans.  We sponsor defined benefit pension and other post-retirement welfare benefit plans for certain former employees. We determine our costs and obligations related to these plans by evaluating input from third-party professional advisors. These costs and obligations are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for eligible employees, estimated changes in costs of healthcare benefits, and other factors. We review the assumptions used on an annual basis.
We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefit plans in our consolidated balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date.
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
Foreign Currency Translation.  Most of our operations use their local currency as their functional currency. Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Income, except for certain inter-company balances designated as long-term investments.
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
Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, General and Administrative Expense. We incurred $6,880, $5,857, and $6,013 of advertising costs during the years ended March 31, 2013, 2012, and 2011, respectively.
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
Medical Device Excise Tax. The Medical Device Excise Tax became effective January 1, 2013. The excise tax was mandated by the 2010 health care reform legislation and assesses a 2.3% tax on the sale or use of certain medical devices that are sold or manufactured in the United States. Many of our products are subject to the excise tax. The tax is included in cost of revenues in the period of sale.
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

Recently Issued Accounting Standards Impacting the Company

In February 2013, the FASB issued an accounting standards update titled "Presentation of Comprehensive Income: Reclassification Out of Accumulated Other Comprehensive Income," amending Accounting Standards Codification ASC Topic 220, "Comprehensive Income". This amended guidance requires an entity to report information about the amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, for significant items reclassified from AOCI to net income in their entirety, during the same reporting period, entities are required to report the effect on the line items on the face of the statement where net income is presented, or in the notes. For significant items that are not classified to net income in their entirety, entities are required to cross-reference to other disclosures that provide additional information about those amounts. The standards update is effective prospectively for fiscal periods beginning after December 15, 2012, with early adoption permitted. We anticipate adoption of the new standard during the first quarter of our fiscal year 2014. The anticipated adoption of this standard is not expected to impact our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued an accounting standards update titled "Testing Indefinite-Lived Intangible Assets" for Impairment," amending certain sections of Subtopic 350-30 Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. This amended guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The anticipated adoption of this standard is not expected to impact our consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued an accounting standard update titled "Presentation of Comprehensive Income," amending Accounting Standards Codification ASC Topic 220, "Comprehensive Income." This guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance became effective retrospectively for the interim periods and annual periods beginning after December 15, 2011. As required by the standard, Consolidated Statements of Comprehensive Income have been presented. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

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
Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $8,176 related to these actions, of which $7,072 was recorded as restructuring expenses and $1,104 was recorded in cost of revenues. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
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
Since the inception of the Fiscal 2008 Restructuring Plan, we have recorded pre-tax expenses totaling $13,892 of which $10,233 was recorded as restructuring expenses and $3,659 was recorded in cost of revenues. We do not expect to incur any significant additional restructuring expenses related to the Fiscal 2008 Restructuring Plan.

The following tables summarize our total pre-tax restructuring expenses for fiscal 2013, fiscal 2012 and fiscal 2011:

Year Ended March 31, 2013	Fiscal 2010 Restructuring Plan
Severance and other compensation related costs	$(918)
Lease termination obligation and other	353
Total restructuring charges	$(565)

Year Ended March 31, 2012	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance and other compensation related costs	$(776)	$—	$(776)
Product rationalization	335	—	335
Asset impairment and accelerated depreciation	1,103	—	1,103
Lease termination obligation and other	143	(152)	(9)
Total restructuring charges	$805	$(152)	$653

(1)	Includes $9 in charges recorded in cost of revenues on Consolidated Statements of Income.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Year Ended March 31, 2011	Fiscal 2010 Restructuring Plan (1)	Fiscal 2008 Restructuring Plan	Total
Severance and other compensation related costs	$454	$—	$454
Asset impairment and accelerated depreciation	559	(289)	270
Lease termination obligation and other	595	—	595
Other	33	—	33
Total restructuring charges	$1,641	$(289)	$1,352
(1) Includes $150 in charges recorded in cost of revenues on Consolidated Statements of Income.
Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our liabilities related to these restructuring activities:

	Fiscal 2010 Restructuring Plan
		Fiscal 2013
	March 31, 2012	Provision (1)	Payments/ Impairments (2)	March 31, 2013
Severance and termination benefits	$659	$(918)	$730	$471
Lease termination obligations	947	—	(791)	156
Other	76	353	(429)	—
Total	$1,682	$(565)	$(490)	$627
(1) Includes curtailment benefit of $922 related to International defined benefit plan. Additional information is included in note 10, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

	Fiscal 2010 Restructuring Plan
		Fiscal 2012
	March 31, 2011	Provision (1)	Payments/ Impairments (2)	March 31, 2012
Severance and termination benefits	$1,993	$(776)	$(558)	$659
Product rationalization	—	335	(335)	—
Asset impairments and accelerated depreciation	—	1,103	(1,103)	—
Lease termination obligations	1,790	139	(982)	947
Other	193	4	(121)	76
Total	$3,976	$805	$(3,099)	$1,682
(1) Includes curtailment benefit of $1,336 related to International defined benefit plan. Additional information is included in note 10, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. GOODWILL AND INTANGIBLE ASSETS
Goodwill is tested annually for impairment. Further, goodwill is reviewed for impairment whenever events or changes in circumstances indicate there may be a possible permanent loss of value. We performed our annual impairment tests for goodwill and indefinite life intangible assets during the third quarter of fiscal 2013. These tests confirmed that the fair value of STERIS’s reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized in fiscal 2013 or for any prior periods. Future impairment tests will be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.
Changes to the carrying amount of goodwill for the years ended March 31, 2013 and 2012 were as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Healthcare Segment	Life Sciences Segment	STERIS Isomedix Services Segment	Total
Balance at March 31, 2011	$175,845	$33,447	$79,896	$289,188
Goodwill acquired or allocated	13,971	—	2,473	16,444
Foreign currency translation adjustments	(184)	401	—	217
Balance at March 31, 2012	189,632	33,848	82,369	305,849
Goodwill acquired or allocated	187,937	—	666	188,603
Foreign currency translation adjustments	(3,901)	(1,085)	—	(4,986)
Balance at March 31, 2013	$373,668	$32,763	$83,035	$489,466

The fiscal 2013 increase in goodwill associated with the Healthcare segment resulted from the acquisitions of United States Endoscopy Group, Inc., Spectrum Surgical Instruments Corp, Total Repair Express, and the remaining interest in VTS Medical Systems, LLC, as described in Note 4 to our consolidated financial statements titled, "Business Acquisitions". The decrease associated with Life Science segment resulted from foreign currency fluctuations.
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
Information regarding our intangible assets is as follows:

	March 31, 2013		March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$60,759	$21,302	$25,595	$19,124
Non-compete agreements	3,773	3,177	3,518	3,121
Patents and technology	169,589	33,612	43,218	25,979
Trademarks and tradenames	49,780	10,852	16,953	9,125
Other	12	12	12	12
Total	$283,913	$68,955	$89,296	$57,361

Certain trademarks and tradenames acquired in fiscal 2013 are indefinite-lived assets. Total amortization expense for finite-lived intangible assets was $13,068, $7,726, and $6,617 for the years ended March 31, 2013, 2012, and 2011, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2014	2015	2016	2017	2018
Estimated amortization expense	$18,132	$17,027	$16,952	$15,969	$15,894

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2013 foreign currency exchange rates.

4. BUSINESS ACQUISTIONS

United States Endoscopy Group, Inc.
In August 2012, we completed the acquisition of all the outstanding shares of capital stock of United States Endoscopy Group, Inc. (“US Endoscopy”). The purchase price was approximately $270,000, plus a working capital adjustment of $2,145,

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

which adjustment was paid during the third quarter of fiscal year 2013. In addition, we purchased all real estate used in the US Endoscopy business for approximately $7,000, including properties owned by two US Endoscopy affiliates. We did not assume any existing debt in connection with the purchases. The purchases were financed by a combination of cash on hand and borrowings under our existing credit facility. US Endoscopy is being integrated into the Healthcare segment.
We recorded acquisition related costs of $4,006, before tax, which are reported in selling, general and administrative expenses. We anticipate that the acquisition will qualify for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. The intangible assets acquired consist of trademarks, trade names and developed technologies, which will be amortized on a straight line basis over thirteen to fifteen years, with the exception of the US Endoscopy trade name which has an indefinite life.
Spectrum Surgical Instruments Corp and Total Repair Express
In October 2012, we purchased two privately-owned businesses: Spectrum Surgical Instruments Corp ("Spectrum") and Total Repair Express ("TRE"), providers of surgical instrument repair services and instrument care products to hospitals and surgery centers in the United States. The aggregate purchase price of approximately $110,000, including contingent consideration, was financed with borrowings under the existing credit facility. The purchase price remains subject to a working capital adjustment as of March 31, 2013. The instrument repair business is being integrated into the Healthcare business segment.
We recorded acquisition related costs of $2,283, before tax, which are reported in selling, general and administrative expenses. We anticipate that the acquisition of Spectrum will qualify for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. The intangible assets acquired consist of trademarks, customer relationships and non-compete arrangements, which will be amortized on a straight line basis over one to fifteen years with the exception of the Spectrum tradename which has an indefinite life.
VTS Medical Systems, LLC
In December 2012, we purchased the remaining interests in our VTS Medical Systems, LLC ("VTS") joint venture. The joint venture began in fiscal 2009, and we increased our ownership of the joint venture to just under 50% during fiscal 2011. The fair value of our equity interest held in VTS immediately before the date of acquisition was $22,034, which approximated fair value. With this final investment, VTS is now a wholly-owned subsidiary of STERIS and is being integrated into the Healthcare business segment. We purchased the remaining interests for a total of approximately $19,000, comprised of cash at closing and deferred cash payments to be paid over a ten year period.
We recorded acquisition related costs of $27, before tax, which are reported in selling, general and administrative expenses. We consolidated VTS for the first time in the third quarter of fiscal 2013.
The Consolidated Financial Statements include the operating results of USE, Spectrum, TRE and VTS from the date of acquisitions. Pro-forma results of operations for fiscal 2013 and 2012 periods have not been presented because the effects of the acquisition were not material to our financial results.
The table below summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2013 acquisitions. For VTS, the table below includes the net assets included in the consolidated balance sheet including the allocation of the purchase price, based on estimated fair values at the closing date.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	USE (1)	Spectrum/TRE (1)	VTS (1)
Cash	$767	$424	$1,442
Accounts receivable	8,291	10,795	689
Inventory	7,228	5,107	3,838
Property, plant and equipment	12,457	5,091	1,576
Other assets	913	530	56
Intangible assets	144,000	41,600	6,930
Goodwill	111,261	51,125	25,551
Total Assets	284,917	114,672	40,082

Accounts payable	(2,167)	(5,528)	(1,454)
Other Liabilities	(3,243)	(3,088)	152
Total Liabilities	(5,410)	(8,616)	(1,302)

Net Assets	$279,507	$106,056	$38,780
(1) Purchase price allocation is still preliminary as of March 31, 2013, as valuations of intangible assets acquired have not been finalized.

5. INVENTORIES, NET

Inventories, net consisted of the following:

March 31,	2013	2012
Raw materials	$54,456	$56,525
Work in process	24,300	25,236
Finished goods	96,616	109,422
LIFO reserve	(18,944)	(18,158)
Reserve for excess and obsolete inventory	(11,985)	(15,313)
Inventories, net	$144,443	$157,712

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

6. PROPERTY, PLANT AND EQUIPMENT

Information related to the major categories of our depreciable assets is as follows:

March 31,	2013	2012
Land and land improvements (1)	$36,355	$33,099
Buildings and leasehold improvements	242,885	230,823
Machinery and equipment	331,953	301,665
Information systems	96,567	110,130
Radioisotope	237,516	210,899
Construction in progress (1)	36,032	22,811
Total property, plant, and equipment	981,308	909,427
Less: accumulated depreciation and depletion	(549,356)	(523,018)
Property, plant, and equipment, net	$431,952	$386,409

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

Depreciation and depletion expense was $55,085, $52,980 and $47,772, for the years ended March 31, 2013, 2012, and 2011, respectively.
Rental expense for operating leases was $15,664, $14,635, and $16,904 for the years ended March 31, 2013, 2012, and 2011, respectively. Operating leases relate to manufacturing, warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant us varying renewal and purchase options.
Future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2013 were as follows:

Operating Leases
2014	$14,621
2015	12,802
2016	8,934
2017	4,803
2018 and thereafter	4,018
Total Minimum Lease Payments	$45,178

In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated based upon March 31, 2013 foreign currency exchange rates.

7. DEBT

Indebtedness was as follows:

March 31,	2013	2012
Private Placement	$410,000	$210,000
Credit facility	82,290	—
Total long term debt	$492,290	$210,000

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

In February 2013, we issued $100,000 of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $100,000 of notes, $47,500 have a maturity of nine years and 10 months at an annual interest rate of 3.20%, an additional $40,000 have a maturity of 11 years and 10 months at an annual interest rate of 3.35%, and the remaining $12,500 have a maturity of 14 years and 10 months at an annual interest rate of 3.55%. These borrowings were used primarily for the repayment of existing credit facility debt. The agreements governing these notes contain a financial covenant, including limitations on debt.
In December 2012, we issued $100,000 in senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $100,000 of notes, $47,500 have a maturity of 10 years at an annual interest rate of 3.20%, an additional $40,000 have a maturity of 12 years at an annual interest rate of 3.35%, and the remaining $12,500 have a maturity of 15 years at an annual interest rate of 3.55%. These borrowings were used primarily for the repayment of existing credit facility debt. The agreements governing these notes contain a financial covenant, including limitations on debt.
On August 15, 2008, we issued $150,000 of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. We have used and will use the proceeds for general corporate purposes, including repayment of debt, capital expenditures, acquisitions, dividends, and share repurchases. Of the $150,000 in senior notes, $30,000 have a maturity of five years at an annual interest rate of 5.63%, another $85,000 have a maturity of 10 years at an annual interest rate of 6.33%, and the remaining $35,000 have a maturity of 12 years at an annual interest rate of 6.43%. The agreements governing these notes contain financial covenants, including limitations on debt and a minimum consolidated net worth requirement.
In December 2003, we issued $100,000 of senior notes, of which $60,000 currently remain outstanding, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the outstanding notes, $40,000 have a maturity of 10 years at an annual interest rate of 5.25%, and the remaining $20,000 have a maturity of 12 years at an annual interest rate of 5.38%. The agreements governing these notes contain financial covenants, including limitations on debt and a minimum consolidated net worth requirement.
On April 13, 2012 we signed a Third Amended and Restated Credit Agreement (the "Credit Agreement") with KeyBank National Association, as administrative agent (“Agent”) for the lenders from time to time party thereto ("Lenders") and such Lenders. The Credit Agreement amended, restated and replaced our previous credit agreement. The Credit Agreement initially provided a $300,000 credit facility, and was amended in October 2012 to increase the credit facility to $400,000 (which may be increased by up to an additional $100,000 in specified circumstances, and subject to certain Lender consent requirements) for borrowings and letters of credit, and will mature April 13, 2017. The aggregate unpaid principal amount of all borrowings, to the extent not previously repaid, is repayable on that date. Borrowings also are repayable at such other earlier times as may be required under or permitted by the terms of the Credit Agreement. Borrowings bear interest at floating rates based upon the Base Rate (as defined) or fixed rates based upon the Eurodollar Rate or Alternate Currency Rate (as defined), plus the Applicable Margin (as defined) in effect from time to time under the Credit Agreement based upon the Company's Leverage Ratio (as defined). Interest on floating rate loans is payable quarterly in arrears and interest on fixed rate loans is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. The Credit Agreement also requires the payment of a facility fee on the total facility commitment amount, which fee is determined based on the Company's Leverage Ratio. There is no premium or penalty for prepayment of floating rate loans but prepayments of fixed rate loans may be subject to a prepayment fee. The Credit Agreement also permits the Company to make short term "Swing Loan" borrowings from the Agent in an aggregate amount not to exceed $35,000 outstanding at any time. Swing Loans bear interest at the Agent's cost of funds plus the applicable margin in effect from time to time. The Credit Agreement requires the Company to maintain compliance with certain financial covenants, including a maximum Leverage Ratio and a minimum Interest Coverage Ratio. The Company's obligations under the Credit Agreement are unsecured but guaranteed by its material domestic subsidiaries. As of March 31, 2013, $82,290 of indebtedness was outstanding under the Credit Agreement.
At March 31, 2013, we were in compliance with all financial covenants associated with our indebtedness.
The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

2014	$70,000
2015	—
2016	20,000
2017	—
2018 and thereafter	402,290
Total	$492,290

8. ADDITIONAL CONSOLIDATED BALANCE SHEETS INFORMATION

Additional information related to our Consolidated Balance Sheets is as follows:

March 31,	2013	2012
Accrued payroll and other related liabilities:
Compensation and related items	$12,078	$9,273
Accrued vacation/paid time off	6,739	6,583
Accrued bonuses	22,342	750
Accrued employee commissions	9,656	9,845
Other postretirement benefit obligations-current portion	3,271	3,255
Other employee benefit plans' obligations-current portion	230	193
Total accrued payroll and other related liabilities	$54,316	$29,899
Accrued expenses and other:
Deferred revenues	$40,422	$51,412
Self-insured risk reserves-current portion	3,726	3,006
Accrued dealer commissions	8,545	9,171
Accrued warranty	12,734	11,189
Other	19,467	21,465
Total accrued expenses and other	$84,894	$96,243
Other liabilities:
Self-insured risk reserves-long-term portion	$11,552	$8,786
Other postretirement benefit obligations-long-term portion	21,278	21,639
Defined benefit pension plans obligations-long-term portion	6,890	9,881
Other employee benefit plans obligations-long-term portion	5,349	4,486
Accrued long-term income taxes	9,670	1,925
Other	3,339	5,217
Total other liabilities	$58,078	$51,934

9. INCOME TAXES

Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2013	2012	2011
United States operations	$175,743	$170,776	$30,088
Non-United States operations	51,355	40,332	43,731
	$227,098	$211,108	$73,819

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2013	2012	2011
Current:
United States federal	$22,259	$33,129	$46,036
United States state and local	4,893	4,956	7,726
Non-United States	13,516	15,049	12,252
	40,668	53,134	66,014
Deferred:
United States federal	26,550	20,762	(36,497)
United States state and local	(10)	3,506	(6,016)
Non-United States	(87)	(2,409)	(947)
	26,453	21,859	(43,460)
Total Provision for Income Taxes	$67,121	$74,993	$22,554

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory tax rate as follows:

Years Ended March 31,	2013	2012	2011
United States federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in accruals for uncertain tax positions	3.6%	(0.7)%	1.8%
State and local taxes, net of federal income tax benefit	2.1%	2.8%	1.5%
Foreign income tax credit	(0.5)%	(0.2)%	(0.6)%
Difference in non-United States tax rates	(1.4)%	(0.3)%	(3.7)%
U.S. manufacturing deduction	(1.3)%	(1.6)%	(4.4)%
U.S. Tax Benefit resulting from European Restructuring	(7.8)%	0.0%	0.0%
All other, net	(0.1)%	0.5%	1.0%
Total Provision for Income Taxes	29.6%	35.5%	30.6%

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
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

Years Ended March 31,	2013	2012
Unrecognized Tax Benefits Balance at April 1	$1,527	$9,594
Increases for tax provisions of prior years	9,244	3
Decreases for tax provisions of prior years	(700)	(4,488)
Increases for tax provisions of current year	—	—
Decreases for tax provisions of current year	—	—
Settlements	(553)	(3,582)
Lapse of statute of limitations	(156)	—
Unrecognized Tax Benefits Balance at March 31	$9,362	$1,527

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $9,362 at March 31, 2013 and $1,242 at March 31, 2012. In addition, we believe that it is reasonably possible that unrecognized tax benefits may decrease by up to $9,355 within 12 months of March 31, 2013, primarily as a result of audit settlements and the lapse of statute of limitations.
For the years ended March 31, 2013 and 2012, current income tax expense includes (benefit) expense of $(659) and $(631) for interest, and (benefit) expense of $(33) and $(16) for penalties, respectively. In total, as of March 31, 2013 and 2012, we have recognized a liability for interest of $276 and $936 and penalties of $31 and $64, respectively.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2012 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2008. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.
Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2013 and 2012 were as follows:

March 31,	2013	2012
Deferred Tax Assets:
Post-retirement benefit accrual	$9,556	$9,752
Compensation	19,628	11,832
Net operating loss carryforwards	13,757	14,418
Accrued SYSTEM 1 Rebate	89	25,353
Accrued expenses	8,537	10,897
Insurance	3,696	3,363
Deferred income	8,770	10,600
Bad debt	1,727	1,962
Pension	2,807	2,928
Other	39	607
Deferred Tax Assets	68,606	91,712
Less: Valuation allowance	12,428	11,842
Total Deferred Tax Assets	56,178	79,870
Deferred Tax Liabilities:
Depreciation and depletion	47,809	46,876
Intangibles	27,240	28,470
Inventory	1,040	101
Other	3,818	3,915
Total Deferred Tax Liabilities	79,907	79,362
Net Deferred Tax Assets (Liabilities)	$(23,729)	$508

At March 31, 2013, we had federal operating loss carryforwards of $1,449, which can be utilized subject to certain limitations, and foreign operating loss carry forwards of $50,469. Substantially all of the foreign carryforwards have a definite expiration period and will expire if unused between fiscal years 2014 and 2020. In addition, we have recorded tax benefits of $964 related to state operating loss carryforwards. At March 31, 2013, we had $75 of tax credit carryforwards. These credit carryforwards expire between fiscal 2017 and fiscal 2026.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $12,428 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2013 by $586.
At March 31, 2013, cumulative undistributed earnings of international operations amounted to approximately $207,800. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings, nor is it practicable to determine the amount of this liability.
At March 31, 2013, we had a current prepaid income tax position. This was mainly due to the timing of U.S. Federal income tax estimated payments and a prior year overpayment carryforward.

10. BENEFIT PLANS

We provide defined benefit pension plans for certain former manufacturing and plant administrative personnel throughout the world as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded post-retirement welfare benefits plan for two groups of United States retirees; including the same retirees who receive pension benefits under the United States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
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
A defined benefit pension plan is also provided to the employees of our former Pieterlen, Switzerland manufacturing facility. Restructuring actions related to the Pieterlen, Switzerland manufacturing facility were taken as part of the Fiscal 2010 Restructuring Plan. These actions resulted in workforce reductions that resulted in curtailments and complete settlement of the plan as the vested benefits of affected employees were substantially settled.
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

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement medical benefit plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2013 and 2012, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement medical benefit plan. The measurement date of our defined benefit pension plans and other post-retirement medical benefit plan is March 31, for both periods presented.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Defined Benefit Pension Plans				Other Postretirement Benefits Plan
	U.S. Qualified		International
	2013	2012	2013	2012	2013	2012
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$51,319	$48,560	$5,103	$9,777	$24,894	$23,800
Service cost	150	205	84	334	—	—
Interest cost	2,092	2,438	76	195	867	991
Actuarial loss	4,227	4,482	—	506	2,140	3,512
Benefits and expenses	(4,355)	(4,366)	—	20	(3,353)	(3,409)
Employee contributions	—	—	—	317	—	—
Curtailments/settlements	—	—	(5,263)	(6,576)	—	—
Impact of foreign currency exchange rate changes	—	—	—	530	—	—
Benefit Obligations at End of Year	53,433	51,319	—	5,103	24,548	24,894
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	42,391	42,023	4,150	8,308	—	—
Actual return (loss) on plan assets	3,962	2,566	—	(104)	—	—
Employer contributions	4,545	2,168	70	317	3,353	3,409
Employee contributions	—	—	(70)	317	—	—
Benefits and expenses paid	(4,355)	(4,366)	—	20	(3,353)	(3,409)
Curtailments/settlements	—	—	(4,150)	(4,890)	—	—
Impact of foreign currency exchange rate changes	—	—	—	182	—	—
Fair Value of Plan Assets at End of Year	46,543	42,391	—	4,150	—	—
Funded Status of the Plans	$(6,890)	$(8,928)	$—	$(953)	$(24,548)	$(24,894)

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Plans
	U.S. Qualified		International		Other Post-retirement Plan
	2013	2012	2013	2012	2013	2012
Current liabilities	$—	$—	$—	$—	$(3,271)	$(3,255)
Noncurrent liabilities	(6,890)	(8,928)	—	(953)	(21,277)	(21,639)
	$(6,890)	$(8,928)	$—	$(953)	$(24,548)	$(24,894)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) income at March 31, 2013 was $(38,141) and $29,632, respectively. During fiscal 2014, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

	Pension Plans		Other Post-retirement Benefit Plan
	U.S. Qualified Plan	International Plan
Actuarial loss	$1,458	$—	$891
Prior Service Cost	—	—	(3,263)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2013 and 2012:

	U.S. Qualified		International		Total
	2013	2012	2013	2012	2013	2012
Aggregate fair value of plan assets	$46,543	$42,391	$—	$4,150	$46,543	$46,541
Aggregate accumulated benefit obligations	53,433	51,319	—	4,820	53,433	56,139

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2013 and 2012:

	U.S. Qualified		International		Total
	2013	2012	2013	2012	2013	2012
Aggregate fair value of plan assets	$46,543	$42,391	$—	$4,150	$46,543	$46,541
Aggregate projected benefit obligations	53,433	51,319	—	5,103	53,433	56,422

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement medical benefit plan were as follows:

	Pension Plans
	U.S. Qualified			International			Other Post-retirement Plan
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$150	$205	$190	$84	$334	$531	$—	$—	$—
Interest cost	2,092	2,438	2,617	76	195	334	867	991	1,169
Expected return on plan assets	(3,337)	(3,304)	(3,033)	(100)	(209)	(356)	—	—	—
Prior service cost recognition	—	—	—	—	—	—	(3,263)	(3,263)	(3,263)
Net amortization and deferral	1,333	1,066	1,068	—	—	—	725	425	388
Net periodic benefit cost	238	405	842	60	320	509	(1,671)	(1,847)	(1,706)
Curtailments/settlements	—	—	—	(982)	(1,384)	(95)	—	—	—
Total benefit cost	$238	$405	$842	$(922)	$(1,064)	$414	$(1,671)	$(1,847)	$(1,706)
Recognized in other comprehensive (income) loss before tax:
Net loss occurring during year	$3,602	$5,220	$1,393	$—	$818	$(1,031)	$2,140	$3,512	$683
Amortization of prior service credit (cost)	—	—	—	—	—	—	3,263	3,263	3,263
Amortization of net (loss) gain	(1,333)	(1,066)	(1,068)	(159)	87	95	(725)	(425)	(388)
Amortization of transition asset (obligation)	—	—	—	—	—	—	—	—	—
Total recognized in other comprehensive loss (income)	2,269	4,154	325	(159)	905	(936)	4,678	6,350	3,558
Total recognized in total benefits cost and other comprehensive loss (income)	$2,507	$4,559	$1,167	$(1,081)	$(159)	$(522)	$3,007	$4,503	$1,852

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	2013	2012
Discount Rate:
U.S. qualified pension plan	3.50%	4.25%
Switzerland pension plan	n/a	2.25%
Other post-retirement plan	3.00%	3.75%
Rate of Compensation Increase:
Switzerland pension plan	n/a	2.50%

The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2013	2012	2011
Discount Rate:
U.S. qualified pension plan	4.25%	5.25%	5.75%
Switzerland pension plan	2.25%	2.75%	3.00%
Other post-retirement plan	3.75%	4.50%	5.00%
Expected Return on Plan Assets:
U.S. qualified pension plan	8.00%	8.00%	8.00%
Switzerland pension plan	3.25%	3.25%	4.00%
Rate of Compensation Increase:
Switzerland pension plan	2.50%	2.50%	2.50%

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

	2013	2012	2011
Healthcare cost trend rate – medical	8.0%	8.0%	10.0%
Healthcare cost trend rate – prescription drug	7.0%	8.0%	10.0%
Long-term healthcare cost trend rate	4.5%	4.5%	5.0%

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
A one-percentage-point change in assumed healthcare cost trend rates (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2013:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$6	$(6)
Effect on other post-retirement benefit obligation	152	(145)

Plan Assets.  Our United States and Switzerland defined benefit pension plans are funded. The following table presents the targeted asset allocation of plan assets at March 31, 2013 and the actual allocation of plan assets at March 31, 2013 and 2012 for these plans:

	Long-Term Target Allocation Percentage	Percentage of Plan Assets March 31
		2013	2012
U.S. Qualified Plan:
Equity securities	60%	60.9%	59.3%
Debt securities	40%	38.4%	39.9%
Cash	0%	0.7%	0.8%
Total	100%	100%	100%
Switzerland Plan:
Insurance contracts	100%	n/a	100%
Total	100%	n/a	100%

The long-term target allocations in the preceding table reflect our asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term benefit obligations. Investment policies, strategies, and long-term target allocations are developed on a plan specific and country specific basis. We continually challenge the long-term target asset allocations and support the allocations by an analysis that incorporates historical and expected returns by asset class as well as volatilities across asset classes and our liability profile. Due to market conditions and other factors, actual asset allocations may vary from the long-term target allocations presented in the preceding table. Plan assets for our U.S. defined benefit plan are managed by outside investment managers pursuant to investment policy guidelines established by the Company for the plan. If asset allocations move outside of the target ranges, the portfolios are rebalanced. For the purpose of the above analysis, debt and equity securities include fixed income and equity security mutual funds, respectively. At March 31, 2013 and 2012, the plans’ assets did not include investments in STERIS common shares.

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

The fair value of our pension benefits plan assets at March 31, 2013 and 2012 by asset category is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Fair Value Measurements at March 31, 2013
	U.S. Qualified Pension Plan
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$344	$—	$344	$—
Equity Securities
Mutual Funds	28,353	28,353	—	—
Debt Securities
Mutual Funds	17,846	17,846	—	—
Total Plan Assets	$46,543	$46,199	$344	$—

	Fair Value Measurements at March 31, 2012
	U.S. Qualified Pension Plan				International Plan
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$353	$—	$353	$—	$—	$—	$—	$—
Equity Securities
Mutual Funds	25,152	25,152	—	—	—	—	—	—
Debt Securities
Mutual Funds	16,886	16,886	—	—	—	—	—	—
Other Investments	—	—	—	—	4,150	—	4,150	—
Total Plan Assets	$42,391	$42,038	$353	$—	$4,150	$—	$4,150	$—

Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We have recorded liabilities for amounts greater than the required funding levels on our accompanying Consolidated Balance Sheets. As of March 31, 2013, we do not expect to make additional contributions to the U.S. qualified defined benefit pension plan in fiscal 2014.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2013, the following benefit payments are expected to be made to plan participants:

		Other Post-Retirement Benefit Plan
	Defined Pension Plan	Gross Benefit Payments	Medicare Reimbursement	Total
2014	$4,101	$3,271	$—	$3,271
2015	4,017	3,043	—	3,043
2016	3,943	2,840	—	2,840
2017	3,858	2,467	—	2,467
2018	3,758	2,177	—	2,177
2019-2023	17,368	7,522	—	7,522

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. The subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $400 and $420, during fiscal 2013 and fiscal 2012, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain a 401(k) defined contribution plan for eligible United States employees and a similar savings plan for Canadian employees. We provide a match on a specified portion of an employee’s contribution. The United States plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of plan assets was $362,850 at March 31, 2013. At March 31, 2013, the plan held 780,044 STERIS common shares with a fair value of $32,458. We paid dividends of $592, $545, and $498 to the plan and participants on STERIS common stock held by the plan for the years ended March 31, 2013, 2012, and 2011, respectively. We contributed $7,974, $7,771, and $7,990, to the defined contribution plan for the years ended March 31, 2013, 2012, and 2011, respectively.
We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. Employee contributions to this plan were $443 and $237 in fiscal 2012, and fiscal 2011, respectively. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $3,139 and $3,032 at March 31, 2013 and March 31, 2012, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.

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
After ongoing discussions with the FDA, in April 2010 we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). On April 19, 2010, a Complaint and Consent Decree were filed in the U.S. District Court for the Northern District of Ohio, and on April 20, 2010, the Court approved the Consent Decree. In general, the Consent Decree addresses regulatory matters regarding SYSTEM 1, restricts further sales of SYSTEM 1 processors in the U.S., defines certain documentation and other requirements for continued service and support of SYSTEM 1 in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products in the U.S. that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree.
The Consent Decree also provided the terms under which we temporarily continued to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period, (the “Transition Plan”), which included the “SYSTEM 1 Rebate Program” (the “Rebate Program”). In April 2010, we began to offer rebates in the form of cash or future purchase credits to U.S. Customers that purchased SYSTEM 1 processors directly from us or who were users of SYSTEM 1 at the time the Rebate Program was introduced and who returned their units. In addition, we provided credits for the return of SYSTEM 1 consumables in unbroken packaging and within shelf life and for the unused portion of SYSTEM 1 service contracts. The Rebate Program ended August 2, 2012. Customers utilized rebates totaling approximately $66,600 on orders placed since the initiation of the Rebate Program. The costs associated with the Rebate Program were lower than originally estimated because fewer Customers elected to participate in the Rebate Program than anticipated. The remaining recorded accrual is $210 as of March 31, 2013.
The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this note 11 and in various portions of Item 1A. of Part I of this Annual Report on Form 10-K for the year ended March 31, 2013.
On February 5, 2010, a complaint was filed by a Customer that claimed to have purchased two SYSTEM 1 devices from STERIS, Physicians of Winter Haven LLC d/b/a Day Surgery Center v. STERIS Corp., Case No. 1:1-cv-00264-CAB (N.D. Ohio). The complaint alleged statutory violations, breaches of various warranties, negligence, failure to warn, and unjust enrichment and Plaintiff sought class certification, damages, and other legal and equitable relief including, without limitation, attorneys' fees and an order requiring STERIS to replace, recall or adequately repair the product and/or to take appropriate regulatory action. On February 7, 2011 we entered into a settlement agreement in which we agreed, among other things, to provide various categories of economic relief for members of the settlement class and not object to plaintiff's counsel's application to the court for attorneys' fees and expenses up to a specified amount. Certification of a settlement class was approved and final approval of the settlement was given by the court in the first quarter of fiscal 2012. During the third quarter of fiscal 2011, we recorded in operating expenses a pre-tax charge of approximately $19,796 related to the settlement of these proceedings. The assumptions regarding the amount of this charge included, among others, the portion of class members participating in the settlement and their choice of the categories of economic relief available for such members. The claim submission deadline was December 31, 2012. As a result during fiscal 2013, we adjusted the liability related to the SYSTEM 1 class action settlement. The pretax adjustments amounted to $16,782, and were recorded as reductions to operating expenses. The remaining recorded accrual is $43 as of March 31, 2013 and is based on actual claims submitted through March 31, 2013.
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

For additional information regarding these matters, see the following portions in this Annual Report on Form 10-K for the fiscal year ended March 31, 2013: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree” and the "Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”
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
As of March 31, 2013 and 2012, our commercial commitments totaled $45,804 and $38,264, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $5,961 and $6,261, respectively, of the totals at March 31, 2013 and 2012 relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2013 and 2012, we had minimum purchase commitments with suppliers for raw material purchases totaling $59,358 and $27,440, respectively.

12. BUSINESS SEGMENT INFORMATION

We operate and report in three business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs.
Our Healthcare segment manufactures and sells capital equipment, accessory, consumable, and service solutions to healthcare providers, including acute care hospitals, and surgery and gastrointestinal centers. These solutions aid our Customers in improving the safety, quality, and productivity of their surgical, sterile processing, gastrointestinal, and emergency environments.
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
The accounting policies for reportable segments are the same as those for the consolidated Company. For the year ended March 31, 2013, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Years Ended March 31,	2013	2012	2011
Revenues:
Healthcare (1)	$1,074,790	$1,013,102	$835,832
Life Sciences	244,421	226,658	215,437
Isomedix	179,550	164,257	152,242
Total reportable segments	1,498,761	1,404,017	1,203,511
Corporate and other	3,141	2,793	3,937
Total revenues (1)	$1,501,902	$1,406,810	$1,207,448
Operating income:
Healthcare (2)	$153,343	$141,742	$21,317
Life Sciences	47,453	41,633	33,069
Isomedix	51,455	47,596	39,833
Total reportable segments	252,251	230,971	94,219
Corporate and other	(9,422)	(8,655)	(9,007)
Total operating income (2)	$242,829	$222,316	$85,212
(1) Includes an increase of $22,367 in fiscal 2013, an increase of $15,306 in fiscal 2012 and a reduction of $102,313 in fiscal 2011, resulting from the SYSTEM 1 Rebate Program.
(2) Includes an increase of $23,640 in fiscal 2013, an increase of $17,403 in fiscal 2012 and a reduction of $110,004 in fiscal 2011, resulting from SYSTEM 1 Rebate Program, and an increase of $16,782 in fiscal year 2013 and a reduction of $19,796 in fiscal 2011, resulting from the class action settlement.

For the year ended March 31, 2013, pre-tax restructuring expenses of $(565) are included in the operating results of the Healthcare segment. For the year ended March 31, 2012, pre-tax restructuring expenses of $644 are included in the operating results of the Healthcare segment. For the year ended March 31, 2011, pre-tax restructuring expenses of $1,020, $190 and $142 are included in the operating results of the Healthcare, Life Sciences and Isomedix segments, respectively.

Assets include the current and long-lived assets directly attributable to the segment based on the management of the location or on utilization. Certain corporate assets were allocated to the reportable segments based on revenues. Assets attributed to sales and distribution locations are only allocated to the Healthcare and Life Sciences segments. Corporate and other includes assets directly attributable to the Defense and Industrial business unit, as well as certain unallocated amounts related to being a publicly traded company. Total assets associated with the Healthcare segment have increased substantially during fiscal 2013, as a result of several business acquisitions as described in Note 4 to our consolidated financial statements titled, "Business Acquisitions".

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

March 31,	2013	2012
Assets:
Healthcare and Life Sciences	$1,357,368	$1,024,786
Isomedix	400,171	378,506
Total reportable segments	1,757,539	1,403,292
Corporate and other	3,570	2,404
Total assets	$1,761,109	$1,405,696

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Years Ended March 31,	2013	2012	2011
Capital Expenditures:
Healthcare and Life Sciences	$44,201	$31,713	$36,156
Isomedix	43,198	34,943	41,271
Total Reportable Segments	87,399	66,656	77,427
Corporate and other	13	26	15
Total Capital Expenditures	$87,412	$66,682	$77,442
Depreciation, Depletion, and Amortization:
Healthcare and Life Sciences	$41,622	$37,559	$30,188
Isomedix	27,396	25,324	24,183
Total Reportable Segments	69,018	62,883	54,371
Corporate and other	17	23	18
Total Depreciation, Depletion, and Amortization	$69,035	$62,906	$54,389

Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant and equipment, net are those assets that are identified within the operations in each geographic area.

Years Ended March 31,	2013	2012	2011
Revenues:
United States	$1,141,633	$1,057,461	$882,281
International	360,269	349,349	325,167
Total Revenues	$1,501,902	$1,406,810	$1,207,448

March 31,	2013	2012
Property, Plant, and Equipment, Net
United States	$377,320	$331,590
International	54,632	54,819
Property, Plant, and Equipment, Net	$431,952	$386,409

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

	Years Ended March 31,
	2013	2012	2011
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	58,305	58,367	59,306
Dilutive effect of common share equivalents	539	596	842
Weighted average common shares outstanding and common share equivalents—diluted	58,844	58,963	60,148

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Years Ended March 31,
	2013	2012	2011
(shares in thousands)
Number of common share options	649	741	383

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
Under the stock repurchase authorization provided by our Board of Directors, we repurchased 204,349 of our common shares during fiscal 2013 in the aggregate amount of $6,830, representing an average price of $33.42 per common share. During fiscal 2012, we paid an aggregate amount of $55,942 for the repurchase of 1,851,510 of our common shares, representing an average price of $30.21 per common share. During fiscal 2011, we paid an aggregate amount of $29,462 for the repurchase of 925,848 of our common shares, representing an average price of $31.82 per common share.
We obtained 52,893 of our common shares during fiscal 2013 in the aggregate amount of $1,172 in connection with stock based compensation award programs. We obtained 22,927 of our common shares during fiscal 2012 in the aggregate amount of $808 in connection with these programs. We obtained 15,224 of our common shares during fiscal 2011 in the aggregate amount of $503 in connection with these programs. At March 31, 2013, $111,630 of STERIS common shares remained authorized for repurchase pursuant to the most recent Board approved repurchase authorization (the March 2008 Board Authorization). Also, 11,280,510 common shares were held in treasury at March 31, 2013.

15. SHARE-BASED COMPENSATION

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us, unless the option holder has attained age 55 and has at least five years of service upon termination. Restricted shares and restricted share units generally may cliff vest after a three or four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of March 31, 2013, 3,949,453 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during fiscal 2013, fiscal 2012 and fiscal 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Risk-free interest rate	1.21%	2.41%	2.68%
Expected life of options	5.8 years	5.7 years	5.7 years
Expected dividend yield of stock	2.15%	1.78%	1.59%
Expected volatility of stock	31.24%	29.78%	30.13%

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 1.83%, 2.08% and 2.27% was applied in fiscal 2013, 2012 and 2011, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2012	3,312,602	$27.16
Granted	300,440	30.26
Exercised	(945,181)	24.65
Forfeited	(6,758)	30.85
Canceled	(3,970)	19.95
Outstanding at March 31, 2013	2,657,133	$28.40	5.46	$35,088
Exercisable at March 31, 2013	1,920,940	$27.48	4.48	$27,149

We estimate that 728,201 of the non-vested stock options outstanding at March 31, 2013 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $41.61 closing price of our common shares on March 31, 2013 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the years ended March 31, 2013, 2012 and 2011 was $10,071, $2,846 and $6,669, respectively. Net cash proceeds from the exercise of stock options were $23,019, $5,723 and $12,730 for the years ended March 31, 2013, 2012 and 2011, respectively. The tax benefit from stock option exercises was $2,058, $1,514 and $2,525 for the years ended March 31, 2013, 2012 and 2011, respectively.

The weighted average grant date fair value of stock option grants was $7.32, $9.31 and $8.80 for the years ended March 31, 2013, 2012 and 2011, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and the employee is not required to make payment to exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of March 31, 2013 and 2012 was $1,253 and $854, respectively. The fair value of outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2012	533,027	$32.10
Granted	338,411	31.62
Vested	(120,508)	26.28
Canceled	(13,587)	33.32
Non-vested at March 31, 2013	737,343	$32.81

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during fiscal 2013 was $3,167.

Cash settled restricted share units carry generally the same terms and vesting requirements as stock settled restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of March 31, 2013 and 2012 was $1,405 and $1,313, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of March 31, 2013, there was a total of $15,816 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.49 years.

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

Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2013	2012	2011
Balance, Beginning of Year	$11,189	$7,509	$6,070
Warranties issued during the period	16,111	19,944	11,185
Settlements made during the period	(14,566)	(16,264)	(9,746)
Balance, End of Year	$12,734	$11,189	$7,509

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $35,258, $43,252 and $28,230 as of March 31, 2013, March 31, 2012 and March 31, 2011, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

17. FORWARD AND SWAP CONTRACTS

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At March 31, 2013, we held foreign currency forward contracts to buy 79.7 million Mexican pesos and 12.5 million Canadian dollars. At March 31, 2013, we held commodity swap contracts to buy 103 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Prepaid & Other	$161	$12	$—	$—
Accrued expenses and other	$—	$—	$128	$863

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Years Ended March 31,
		2013	2012	2011
Foreign currency forward contracts	Selling, general and administrative	$161	$(1,115)	$1,696
Commodity swap contracts	Cost of revenues	$(217)	$(1,544)	$306

18. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2013 and March 31, 2012:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

			Fair Value Measurements at March 31, 2013 and March 31, 2012 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2013	2012	2013	2012	2013	2012	2013	2012
Assets:
Cash and cash equivalents (1)	$142,008	$150,821	$135,277	$150,047	$6,731	$774	$—	$—
Forward and swap contracts (2)	161	12	—	—	161	12	—	—
Investments (3)	3,139	3,032	3,139	3,032	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$128	$863	$—	$—	$128	$863	$—	$—
Deferred compensation plans (3)	3,218	3,097	3,218	3,097	—	—	—	—
Long term debt (4)	492,290	210,000	—	—	531,856	243,999	—	—
Contingent consideration obligations (5)	5,453	6,953	—	—	—	—	5,453	6,953

(1) Money market fund holdings are classified as level two as active market quoted prices are not available.
(2) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(3) We maintain a domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees making deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)).
(4) We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.
(5) Contingent consideration obligations arise from prior business acquisitions. The fair values are based on discounted cash flow analyses reflecting the possible achievement of specified performance measures or events and captures the contractual nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the consolidated balance sheets as accrued expense (short-term) and other liabilities (long-term), as appropriate based on the contractual payment dates.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2013 are summarized as follows:

Contingent Consideration
Balance at March 31, 2011	$4,984
Additions	4,484
(Gains) Losses	(2,454)
Foreign currency translation adjustments (1)	(61)
Balance at March 31, 2012	$6,953
Additions	1,412
(Gains) Losses	(2,452)
Foreign currency translation adjustments (1)	(460)
Balance at March 31, 2013	$5,453
(1) Reported in other comprehensive income (loss).

19. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income shown in our Consolidated Statements of Shareholders' Equity consists of the following:

	Year Ended March 31,
	2013	2012	2011
Cumulative foreign currency translation adjustment	$810	$14,555	$28,907
Amortization of pension and postretirement benefit plans costs, net of taxes	(5,184)	(1,102)	6,177
Unrealized gain (loss) on available for sale securities	286	174	104
Total	$(4,088)	$13,627	$35,188

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

20. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31,	December 31,	September 30,	June 30,
Fiscal 2013 (1)
Revenues:
Product	$278,237	$243,722	$231,650	$213,753
Service	149,979	136,683	124,671	123,207
Total Revenues	428,216	380,405	356,321	336,960
Cost of Revenues:
Product	158,587	139,683	127,147	125,482
Service	91,861	87,600	76,053	74,226
Total Cost of Revenues	250,448	227,283	203,200	199,708
Gross Profit	177,768	153,122	153,121	137,252
Percentage of Revenues	41.5%	40.3%	43.0%	40.7%
Restructuring Expenses	5	(386)	(48)	(136)
Net Income	$41,381	$48,097	$40,145	$30,354
Basic Income Per Common Share:
Net income	$0.71	$0.82	$0.69	$0.52
Diluted Income Per Common Share:
Net income	$0.70	$0.82	$0.68	$0.52

Fiscal 2012 (2)
Revenues:
Product	$263,211	$239,403	$223,502	$202,013
Service	127,038	115,812	119,205	116,626
Total Revenues	390,249	355,215	342,707	318,639
Cost of Revenues:
Product	149,781	145,976	138,805	117,433
Service	76,243	71,233	70,593	68,281
Total Cost of Revenues	226,024	217,209	209,398	185,714
Gross Profit	164,225	138,006	133,309	132,925
Percentage of Revenues	42.1%	38.9%	38.9%	41.7%
Restructuring Expenses	(877)	1,164	99	258
Net Income	$44,171	$33,649	$29,564	$28,731
Basic Income Per Common Share:
Net income	$0.77	$0.58	$0.50	$0.48
Diluted Income Per Common Share:
Net income	$0.76	$0.58	$0.50	$0.48

(1)    The fiscal 2013 quarter ended September 30, includes the impact of the SYSTEM 1 Rebate Program as a $20,400 increase in product revenues and a $1,100 decrease in product cost of revenues. The fiscal 2013 quarter ended December 31, includes the impact of a $15,800 adjustment to the SYSTEM 1 class action settlement as a decrease in selling, general and administrative expenses. The fiscal 2013 quarter ended March 31, includes the impact of the SYSTEM 1 Rebate Program as a $1,967 increase in product revenues and a $173 decrease in product cost of revenues and the impact of a $982 adjustment to the SYSTEM 1 class action settlement as a decrease in selling, general and administrative expenses.
(2)    The fiscal 2012 quarter ended March 31, includes the impact of the SYSTEM 1 Rebate Program as a $15,306 increase in product revenues and a $2,097 decrease in product cost of revenues.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2013
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$11,428	$(91)		$(49)	(3)	$(1,245)	(4)	$10,043
Inventory valuation reserve	15,313	(3,140)	(2)	(188)	(3)	—		11,985
Deferred tax asset valuation allowance	11,842	3,279		(569)		(2,124)		12,428
Recorded within liabilities:
Casualty loss reserves	$10,776	$2,387		$3,185		$(2,248)		$14,100
Accrued SYSTEM 1 Rebate Program and class action settlement	69,065	(40,422)	(5)	—		(28,390)		253
Year ended March 31, 2012
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,085	$2,901		$1,520	(3)	$(2,078)	(4)	$11,428
Inventory valuation reserve	10,122	5,304	(2)	(114)	(3)	—		15,313
Deferred tax asset valuation allowance	11,421	1,360		(435)		(504)		11,842
Recorded within liabilities:
Casualty loss reserves	$13,037	$1,205		$(792)		$(2,674)		$10,776
Accrued SYSTEM 1 Rebate Program and class action settlement	127,683	(17,403)	(6)	—		(41,215)		69,065
Year ended March 31, 2011
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,238	$2,016		$26	(3)	$(2,195)	(4)	$9,085
Inventory valuation reserve	10,557	(638)	(2)	203	(3)	—		10,122
Deferred tax asset valuation allowance	9,880	970		2,240		(1,669)		11,421
Recorded within liabilities:
Casualty loss reserves	$13,130	$2,952		$—		$(3,045)		$13,037
Accrued SYSTEM 1 Rebate Program and class action settlement	—	129,800	(7)	—		(2,117)		127,683

(1)	Net allowance for doubtful accounts and allowance for sales and returns.

(2)	Provision for excess and obsolete inventory, net of inventory written off.

(3)	Change in foreign currency exchange rates and acquired reserves.

(4)	Uncollectible accounts written off, net of recoveries.

(5)	Adjustments were classified as follows: $22,367 as an increase to revenues, $1,273 as a decrease to cost of revenues, and $16,782 as a decrease to selling, general and administrative expenses.

(6)	Adjustments were classified as follows: $15,306 as an increase to revenues and $2,097 as a decrease to cost of revenues.

(7)	Charges were classified as follows: $102,313 as a reduction of revenues, $7,691 as cost of revenues, and $19,796 as selling, general and administrative expenses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2013.
We acquired United States Endoscopy Group, Inc., Spectrum Surgical Instruments Corp, Total Repair Express and VTS Medical Systems, LLC during fiscal 2013. Our assessment of and conclusion on the effectiveness of internal control over financial reporting as of March 31, 2013 did not include the internal controls of these entities. Total assets of the acquired businesses (inclusive of acquired intangible assets and goodwill) represented approximately 25 percent of our consolidated assets as of March 31, 2013 and approximately 6 percent of our consolidated net sales for the year ended March 31, 2013.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting. The report is below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
STERIS Corporation

We have audited STERIS Corporation and subsidiaries' internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). STERIS Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on STERIS Corporation and subsidiaries' internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of the conclusions on the effectiveness of internal control over financial reporting did not include the internal controls of United States Endoscopy Group, Inc. (“USE”), Spectrum Surgical Instruments Corp (“Spectrum”) Total Repair Express (“TRE”), and VTS Medical Systems, LLC (“VTS”) which were acquired in fiscal 2013 and are included in the March 31, 2013 consolidated financial statements of STERIS Corporation and subsidiaries, and constituted 25% of total assets, as of March 31, 2013 and 6% of total revenues for the year then ended. Our audit of internal control over financial reporting of STERIS Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of USE, Spectrum, TRE and VTS which were acquired in fiscal 2013.

In our opinion, STERIS Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2013 and 2012 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2013 of STERIS Corporation and subsidiaries, and our report dated May 30, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
May 30, 2013

ITEM 9B.	OTHER INFORMATION

The Company and Walter M Rosebrough, Jr., the Company's President and CEO, have executed an agreement effective May 29, 2013, which terminates Mr. Rosebrough's Employment Agreement dated September 7, 2007, and expressly does not terminate his employment with the Company. This termination agreement, which was executed at Mr. Rosebrough's request, makes his employment status the same as the Company's other named executive officers, none of whom have employment agreements. The agreement expressly provides that Mr. Rosebrough and the Company have no further rights or obligations under the Employment Agreement.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees” and “Shareholder Nominations of Directors and Nominee Criteria” of our definitive proxy statement to be filed with the SEC in connection with our 2013 Annual Meeting of Shareholders (the “Proxy Statement”).
Our executive officers serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning our executive officers is contained in Item 1 of Part I of this Annual Report. We have adopted a code of ethics, our Code of Business Conduct for Employees, that applies to our PEO and PFO and Principal Accounting Officer as well as all our other employees. We have also adopted a code of ethics, our Director Code of Ethics, which applies to the members of the Company’s Board of Directors, including our PEO. Our Code of Business Conduct for Employees and the Director Code of Ethics can be found on our Investor Relations website at www.steris-ir.com. Any amendments or waivers of either of these codes will be made available on this website.

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
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,657,133	28.40	3,949,453
Equity compensation plans not approved by security holders	—	—	—
Total	2,657,133	28.40	3,949,453

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2013 and 2012.
Consolidated Statements of Income – Years ended March 31, 2013, 2012, and 2011.
Consolidated Statements of Comprehensive Income –Years ended March 31, 2013, 2012, and 2011.
Consolidated Statements of Cash Flows – Years ended March 31, 2013, 2012, and 2011.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2013, 2012, and 2011.
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

10.3
STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference). *

10.4
STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

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

10.13
STERIS Corporation Form of Restricted Stock Unit Agreement for Employees (filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.15
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.16
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.17
STERIS Corporation Form of Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.18
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.19
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.20
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.21
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.22
STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective July 28, 2011) (filed as Exhibit A to Schedule 14A (Definitive Proxy Statement) filed June 7, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.23
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees~~.~~ (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.24
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.25
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference.*

10.26
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.27
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.27 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.28
STERIS Corporation Form of Restricted Stock Agreement for Employees.(filed as Exhibit 10.28 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.29
Amendment to Nonqualified Stock Option Agreement (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.30
Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.31
Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.13 to Form10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.32
Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.33	Form of Career Restricted Stock Unit Agreement for Nonemployee Directors.*

10.34	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.*

10.35	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.36
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.37
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.38
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.39	STERIS Corporation Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.40
STERIS Corporation Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2010 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed June 8, 2010 (Commission File No. 1-14643), and incorporated herein by reference).*

10.41
Form of Change of Control Agreement between STERIS Corporation and certain executive officers of STERIS Corporation other than Mr. Walter M Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.42
Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.43
Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.44
Executive Retention Agreement dated April 1, 2010 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.1 to Form10-Q for the fiscal quarter ended June 30, 2010 (Commission File No. 1-14643), and incorporated herein by reference).*

10.45
STERIS Corporation Senior Executive Severance Plan effective June 1, 2012 (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2012 (Commission No. 1-14643), and incorporated herein by reference.*

10.46
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.47
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.48
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.49
Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.50
Third Amended and Restated Guaranty of Payment, dated as of April 13, 2012, entered into by American Sterilizer Company, STERIS Inc., Isomedix Operations, Inc., and STERIS Isomedix Services, in favor of KeyBank National Association, as agent for the benefit of the lenders (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2012 (Commission File No. 1-14643), and incorporated herein by reference.

10.51
Joinder Supplement to Third Amended and Restated Guaranty of Payment made by United States Endoscopy Group, Inc. and dated October 9, 2012 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.52
Amendment No. 1 dated October 12, 2012 to Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association as agent for the lenders from time to time party thereto and such lenders (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.53
Joinder Supplement to Third Amended and Restated Guaranty of Payment made by Spectrum Surgical Instruments Corp. and dated October 29, 2012 (filed as Exhibit 10.6 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.54
Form of Note Purchase Agreements, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.55
First Amendment dated as of August 15, 2008 to Note Purchase Agreements dated as of December 17, 2003 between STERIS Corporation and certain institutional investors (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.56
Subsidiary Guaranty dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.57
Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.58
Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2003 Senior Notes] (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.59
Guaranty Supplement dated October 10, 2012 by United States Endoscopy Group, Inc. and STERIS Corporation (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.60
Guaranty Supplement dated October 29, 2012 by Spectrum Surgical Instruments Corp. and STERIS Corporation (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.61
Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.62
Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.63
Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2008 Senior Notes] (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.64
Guaranty Supplement dated October 10, 2012 by United States Endoscopy Group, Inc. and STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.65
Guaranty Supplement dated October 29, 2012 by Spectrum Surgical Instruments Corp. and STERIS Corporation (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.66
Form of Note Purchase Agreements dated as of December 4, 2012, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.9 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.67
Subsidiary Guaranty dated as of December 4, 2012, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.10 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.68
Stock Purchase Agreement dated July 16, 2012 by and among STERIS Corporation, United States Endoscopy Group, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed August 15, 2012 (Commission No. 1-14643), and incorporated herein by reference).

10.69
Stock Purchase Agreement dated October 16, 2012 between STERIS Corporation, Richard J. and Michelle A. Schultz, individually and as trustees of certain trusts, such trusts and Spectrum Surgical Instruments Corp. (filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS CORPORATION (Registrant)

Date:	May 30, 2013	By:	/S/ MICHAEL J. TOKICH
Michael J. Tokich
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M. ROSEBROUGH, JR.	President, Chief Executive Officer and Director	May 30, 2013
Walter M Rosebrough, Jr.
/S/ MICHAEL J. TOKICH	Senior Vice President and Chief Financial Officer	May 30, 2013
Michael J. Tokich
*	Chairman and Director	May 30, 2013
John P. Wareham
*	Director	May 30, 2013
Richard C. Breeden
*	Director	May 30, 2013
Cynthia L. Feldmann
*	Director	May 30, 2013
David B. Lewis
*	Director	May 30, 2013
Jacqueline B. Kosecoff
*	Director	May 30, 2013
Kevin M. McMullen
*	Director	May 30, 2013
Mohsen M. Sohi
*	Director	May 30, 2013
Loyal W. Wilson
*	Director	May 30, 2013
Michael B. Wood

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 30, 2013	By:	/S/ MICHAEL J. TOKICH
Michael J. Tokich, Attorney-in-Fact for Directors

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

10.3
STERIS Corporation 1994 Nonemployee Directors Equity Compensation Plan (filed as Exhibit 10.3 to Form 10-K for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference). *

10.4
STERIS Corporation Form of Nonqualified Stock Option Grant Agreement for Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

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

10.13
STERIS Corporation Form of Restricted Stock Unit Agreement for Employees (filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.15
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.16
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.17
STERIS Corporation Form of Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.18
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.19
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.20
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.21
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.22
STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective July 28, 2011) (filed as Exhibit A to Schedule 14A (Definitive Proxy Statement) filed June 7, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.23
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees~~.~~ (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.24
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.25
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference.*

10.26
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.27
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.27 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.28
STERIS Corporation Form of Restricted Stock Agreement for Employees.(filed as Exhibit 10.28 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.29
Amendment to Nonqualified Stock Option Agreement (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.30
Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.31
Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.13 to Form10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.32
Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.33	Form of Career Restricted Stock Unit Agreement for Nonemployee Directors.*

10.34	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.*

10.35	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.36
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.37
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.38
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.39	STERIS Corporation Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.40
STERIS Corporation Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2010 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed June 8, 2010 (Commission File No. 1-14643), and incorporated herein by reference).*

10.41
Form of Change of Control Agreement between STERIS Corporation and certain executive officers of STERIS Corporation other than Mr. Walter M Rosebrough, Jr. (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 1999 (Commission File No. 1-14643), and incorporated herein by reference).*

10.42
Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.43
Employment Agreement dated September 7, 2007 between STERIS Corporation and Mr. Rosebrough (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended September 30, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.44
Executive Retention Agreement dated April 1, 2010 between STERIS Corporation and Dr. Peter Burke (filed as Exhibit 10.1 to Form10-Q for the fiscal quarter ended June 30, 2010 (Commission File No. 1-14643), and incorporated herein by reference).*

10.45
STERIS Corporation Senior Executive Severance Plan effective June 1, 2012 (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2012 (Commission No. 1-14643), and incorporated herein by reference.*

10.46
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.47
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.48
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.49
Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.50
Third Amended and Restated Guaranty of Payment, dated as of April 13, 2012, entered into by American Sterilizer Company, STERIS Inc., Isomedix Operations, Inc., and STERIS Isomedix Services, in favor of KeyBank National Association, as agent for the benefit of the lenders (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2012 (Commission File No. 1-14643), and incorporated herein by reference.

10.51
Joinder Supplement to Third Amended and Restated Guaranty of Payment made by United States Endoscopy Group, Inc. and dated October 9, 2012 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.52
Amendment No. 1 dated October 12, 2012 to Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association as agent for the lenders from time to time party thereto and such lenders (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.53
Joinder Supplement to Third Amended and Restated Guaranty of Payment made by Spectrum Surgical Instruments Corp. and dated October 29, 2012 (filed as Exhibit 10.6 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.54
Form of Note Purchase Agreements, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.55
First Amendment dated as of August 15, 2008 to Note Purchase Agreements dated as of December 17, 2003 between STERIS Corporation and certain institutional investors (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.56
Subsidiary Guaranty dated December 17, 2003, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.57
Guaranty Supplement dated January 7, 2005, by STERIS Isomedix Services, Inc. and STERIS Corporation (filed as Exhibit 10.20 to Form 10-K for the fiscal year ended March 31, 2005 (Commission File No. 1-14643), and incorporated herein by reference).

10.58
Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2003 Senior Notes] (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.59
Guaranty Supplement dated October 10, 2012 by United States Endoscopy Group, Inc. and STERIS Corporation (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.60
Guaranty Supplement dated October 29, 2012 by Spectrum Surgical Instruments Corp. and STERIS Corporation (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.61
Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.62
Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.63
Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2008 Senior Notes] (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.64
Guaranty Supplement dated October 10, 2012 by United States Endoscopy Group, Inc. and STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.65
Guaranty Supplement dated October 29, 2012 by Spectrum Surgical Instruments Corp. and STERIS Corporation (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.66
Form of Note Purchase Agreements dated as of December 4, 2012, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.9 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.67
Subsidiary Guaranty dated as of December 4, 2012, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.10 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.68
Stock Purchase Agreement dated July 16, 2012 by and among STERIS Corporation, United States Endoscopy Group, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed August 15, 2012 (Commission No. 1-14643), and incorporated herein by reference).

10.69
Stock Purchase Agreement dated October 16, 2012 between STERIS Corporation, Richard J. and Michelle A. Schultz, individually and as trustees of certain trusts, such trusts and Spectrum Surgical Instruments Corp. (filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.