Form 10-Q
period 2013-06-30
STERIS CORP
filed 2013-08-08
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of August 2, 2013: 59,086,341

STERIS Corporation and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2013	March 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,838	$142,008
Accounts receivable (net of allowances of $8,510 and $10,043, respectively)	262,846	275,937
Inventories, net	155,148	144,443
Deferred income taxes, net	20,382	21,195
Prepaid expenses and other current assets	23,854	30,357
Total current assets	628,068	613,940
Property, plant, and equipment, net	436,395	431,952
Goodwill and intangibles, net	699,031	704,424
Other assets	10,666	10,793
Total assets	$1,774,160	$1,761,109
Liabilities and equity
Current liabilities:
Accounts payable	$78,464	$79,374
Accrued payroll and other related liabilities	37,330	54,316
Accrued expenses and other	81,116	85,147
Total current liabilities	196,910	218,837
Long-term indebtedness	513,700	492,290
Deferred income taxes, net	44,653	44,924
Other liabilities	47,631	58,078
Total liabilities	$802,894	$814,129
Commitments and contingencies (see note 9)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,194 and 58,759 shares outstanding, respectively	237,522	239,648
Common shares held in treasury, 10,846 and 11,281 shares, respectively	(311,630)	(321,801)
Retained earnings	1,052,257	1,031,183
Accumulated other comprehensive income	(8,945)	(4,088)
Total shareholders’ equity	969,204	944,942
Noncontrolling interest	2,062	2,038
Total equity	971,266	946,980
Total liabilities and equity	$1,774,160	$1,761,109
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2013	2012
Revenues:
Product	$222,928	$213,753
Service	144,724	123,207
Total revenues	367,652	336,960
Cost of revenues:
Product	129,538	125,482
Service	91,268	74,226
Total cost of revenues	220,806	199,708
Gross profit	146,846	137,252
Operating expenses:
Selling, general, and administrative	93,929	79,774
Research and development	11,853	9,312
Restructuring expenses	52	(136)
Total operating expenses	105,834	88,950
Income from operations	41,012	48,302
Non-operating expenses, net:
Interest expense	4,987	2,972
Interest income and miscellaneous expense	(248)	(260)
Total non-operating expenses, net	4,739	2,712
Income before income tax expense	36,273	45,590
Income tax expense	3,956	15,236
Net income	$32,317	$30,354
Net income per common share
Basic	$0.55	$0.52
Diluted	$0.54	$0.52
Cash dividends declared per common share outstanding	$0.19	$0.17

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2013	2012
Net income	$32,317	$30,354
Unrealized gain (loss) on available for sale securities	2	(98)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $89 and $117, respectively)	(140)	(175)
Change in cumulative foreign currency translation adjustment	(4,719)	(14,178)
Total other comprehensive loss	(4,857)	(14,451)
Comprehensive income	$27,460	$15,903

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2013	2012
Operating activities:
Net income	$32,317	$30,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	18,333	14,337
Deferred income taxes	397	(432)
Share-based compensation expense	2,143	1,660
Loss on the disposal of property, plant, equipment, and intangibles, net	26	174
Other items	2,422	(230)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	12,635	32,257
Inventories, net	(11,662)	(7,286)
Other current assets	6,377	(1,014)
Accounts payable	(338)	(8,300)
Accrued SYSTEM 1 Rebate Program and class action settlement	(163)	(9,242)
Accruals and other, net	(29,790)	8,989
Net cash provided by operating activities	32,697	61,267
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(21,741)	(15,542)
Proceeds from the sale of property, plant, equipment, and intangibles	8	17
Acquisition of business, net of cash acquired	(115)	—
Net cash used in investing activities	(21,848)	(15,525)
Financing activities:
Proceeds under credit facilities, net	21,410	—
Deferred financing fees and debt issuance costs	(43)	—
Repurchases of common shares	(4,775)	(1,117)
Cash dividends paid to common shareholders	(11,244)	(9,867)
Stock option and other equity transactions, net	8,482	3,457
Tax benefit from stock options exercised	718	525
Net cash provided by (used in) financing activities	14,548	(7,002)
Effect of exchange rate changes on cash and cash equivalents	(1,567)	(2,830)
Increase in cash and cash equivalents	23,830	35,910
Cash and cash equivalents at beginning of period	142,008	150,821
Cash and cash equivalents at end of period	$165,838	$186,731

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2013 and 2012
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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013. The Consolidated Balance Sheet at March 31, 2013 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate inter-company accounts and transactions when we consolidate these accounts.

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2013 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2014.

Recently Issued Accounting Standards Impacting the Company

In February 2013, the FASB issued an accounting standards update titled "Presentation of Comprehensive Income: Reclassification Out of Accumulated Other Comprehensive Income," amending Accounting Standards Codification ASC Topic 220, "Comprehensive Income". This amended guidance requires an entity to report information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, for significant items reclassified from

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

accumulated other comprehensive income (loss) to net income in their entirety, during the same reporting period, entities are required to report the effect on the line items on the face of the statement where net income is presented, or in the notes. For significant items that are not classified to net income in their entirety, entities are required to cross-reference to other disclosures that provide additional information about those amounts. The standards update is effective prospectively for fiscal periods beginning after December 15, 2012, with early adoption permitted. We adopted the new standard during the first quarter of our fiscal year 2014. The adoption of this standard is not expected to impact our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued an accounting standards update titled "Testing Indefinite-Lived Intangible Assets for Impairment," amending certain sections of Subtopic 350-30 Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. This amended guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this standard is not expected to impact our consolidated financial position, results of operations or cash flows.
A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2013.

2. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2013 were as follows:

	Gain (Loss) on Available for Sale Securities (1)	Defined Benefit Plans (2)	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2013	$286	$(5,184)	$810	$(4,088)
Other Comprehensive Income (Loss) before reclassifications	(18)	288	(4,719)	(4,449)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	20	(428)	—	(408)
Net current-period Other Comprehensive Income (Loss)	2	(140)	(4,719)	(4,857)
Balance at June 30, 2013	$288	$(5,324)	$(3,909)	$(8,945)

Details of amounts reclassified from Accumulated Other Comprehensive Income (Loss) are as follows:

(1) Realized gain (loss) on available for sale securities is reported in the interest income and miscellaneous expense line of the Consolidated Statements of Income.
(2) Amortization (gain) of defined benefit pension items is reported in the selling, general and administrative expense line of the Consolidated Statements of Income.

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

	June 30, 2013	March 31, 2013
Land and land improvements (1)	$36,159	$36,355
Buildings and leasehold improvements	247,952	242,885
Machinery and equipment	337,588	331,953
Information systems	98,825	96,567
Radioisotope	238,157	237,516
Construction in progress (1)	38,790	36,032
Total property, plant, and equipment	997,471	981,308
Less: accumulated depreciation and depletion	(561,076)	(549,356)
Property, plant, and equipment, net	$436,395	$431,952

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	June 30, 2013	March 31, 2013
Raw materials	$56,141	$54,456
Work in process	27,547	24,300
Finished goods	100,060	96,616
LIFO reserve	(16,272)	(18,944)
Reserve for excess and obsolete inventory	(12,328)	(11,985)
Inventories, net	$155,148	$144,443

5. Debt

Indebtedness was as follows:

	June 30, 2013	March 31, 2013
Private Placement	$410,000	$410,000
Credit facility	103,700	82,290
Total long term debt	$513,700	$492,290

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013.

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

	June 30, 2013	March 31, 2013
Accrued payroll and other related liabilities:
Compensation and related items	$18,526	$12,078
Accrued vacation/paid time off	5,507	6,739
Accrued bonuses	3,486	22,342
Accrued employee commissions	6,220	9,656
Other postretirement benefit obligations-current portion	3,271	3,271
Other employee benefit plans' obligations-current portion	320	230
Total accrued payroll and other related liabilities	$37,330	$54,316
Accrued expenses and other:
Deferred revenues	$40,412	$40,422
Self-insured risk reserves-current portion	3,092	3,726
Accrued dealer commissions	8,827	8,545
Accrued warranty	11,301	12,734
Other	17,484	19,720
Total accrued expenses and other	$81,116	$85,147
Other liabilities:
Self-insured risk reserves-long-term portion	$11,552	$11,552
Other postretirement benefit obligations-long-term portion	20,659	21,278
Defined benefit pension plans obligations-long-term portion	6,539	6,890
Other employee benefit plans obligations-long-term portion	5,321	5,349
Accrued long-term income taxes	184	9,670
Other	3,376	3,339
Total other liabilities	$47,631	$58,078

7. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended June 30, 2013 and 2012 were 10.9% and 33.4%, respectively. During the first quarter of fiscal 2014, we benefited from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination.

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

As of March 31, 2013, we had $9,362 in unrecognized tax benefits, all of which would favorably impact the tax rate if recognized. Of this amount, $9,244 was recognized in the first quarter of fiscal 2014 as a result of a federal audit settlement. As of June 30, 2013, we had $118 in unrecognized tax benefits, all of which would favorably impact the tax rate if recognized. We believe that it is reasonably possible that unrecognized tax benefits could decrease by up to $118 within 12 months of June 30, 2013, primarily as a result of the lapse of statute of limitations. As of June 30, 2013, we have recognized a liability for interest of $35 and penalties of $31.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2013 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2009. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

8. Benefit Plans

We provide pension benefits for certain former manufacturing and plant administrative personnel as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement welfare benefits plan for two groups of United States employees; including some of the same employees who receive pension benefits. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013.

Components of the net periodic benefit cost for our defined benefit pension plan and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plan		Other Postretirement Benefits Plan
Three Months Ended June 30,	2013	2012	2013	2012
Service cost	$40	$37	$—	$—
Interest cost	450	523	171	217
Expected return on plan assets	(861)	(834)	—	—
Amortization of loss	365	333	223	181
Amortization of prior service cost	—	—	(816)	(816)
Net periodic benefit cost (income)	$(6)	$59	$(422)	$(418)

We contribute amounts to the defined benefit pension plan at least sufficient to meet the minimum requirements as stated in applicable employee benefit laws and local tax laws. We record liabilities for the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plan and the accumulated postretirement benefit obligation for other postretirement benefits plan) on our accompanying Consolidated Balance Sheets.

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
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

device beyond the FDA's 1988 clearance, such that the FDA believed a new premarket notification submission (known within FDA regulations as a 510(k) submission) should have been made, and the assertion that our failure to make such a submission resulted in violations of applicable law.
After ongoing discussions with the FDA, in April 2010 we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). On April 19, 2010, a Complaint and Consent Decree were filed in the U.S. District Court for the Northern District of Ohio, and on April 20, 2010, the Court approved the Consent Decree. In general, the Consent Decree addresses regulatory matters regarding SYSTEM 1, restricts further sales of SYSTEM 1 processors in the U.S., defines certain documentation and other requirements for continued service and support of SYSTEM 1 in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products in the U.S. that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree. The Consent Decree also provided the terms under which we temporarily continued to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period (the “Transition Plan”), which included the “SYSTEM 1 Rebate Program”.
The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this note and in various portions of Item 1A. of Part I of our Annual Report on Form 10-K for the year ended March 31, 2013 filed with the SEC on May 30, 2013.
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
Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013, and in Item 1 of Part II of this Form 10-Q titled, “Legal Proceedings.”

10. Business Segment Information

We operate and report in three business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs.
Our Healthcare segment manufactures and sells capital equipment, accessory, consumable, and service solutions to healthcare providers, including acute care hospitals, surgery and gastrointestinal centers. These solutions aid our Customers in

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

improving the safety, quality, and productivity of their surgical, sterile processing, gastrointestinal, and emergency environments.
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
The accounting policies for reportable segments are the same as those for the consolidated Company. For the three month period ended June 30, 2013, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013.
Financial information for each of our segments is presented in the following tables:

	Three Months Ended June 30,
	2013	2012
Revenues:
Healthcare	$258,888	$229,514
Life Sciences	59,915	60,496
Isomedix	48,224	46,056
Total reportable segments	367,027	336,066
Corporate and other	625	894
Total revenues	$367,652	$336,960
Operating income:
Healthcare	$14,947	$22,730
Life Sciences	12,539	11,854
Isomedix	14,718	15,578
Total reportable segments	42,204	50,162
Corporate and other	(1,192)	(1,860)
Total operating income	$41,012	$48,302

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

	Three Months Ended June 30,
	2013	2012
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	59,005	57,911
Dilutive effect of common share equivalents	785	401
Weighted average common shares outstanding and common share equivalents—diluted	59,790	58,312

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
	2013	2012
(shares in thousands)
Number of common share options	250	1,124

12. Repurchases of Common Shares

During the first quarter of fiscal 2014, we repurchased 106,195 of our common shares as part of our Board authorized repurchase program and obtained 20,307 of our common shares in connection with stock based compensation award programs. At June 30, 2013, $106,948 of STERIS common shares remained authorized for repurchase pursuant to the most recent Board approved repurchase authorization (the March 2008 Board Authorization). Also, 10,845,657 common shares were held in treasury at June 30, 2013.

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally may cliff vest after a three or four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of June 30, 2013, 3,397,689 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first three months of fiscal 2014 and fiscal 2013:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

	Fiscal 2014	Fiscal 2013
Risk-free interest rate	0.89%	1.22%
Expected life of options	5.62 years	5.64 years
Expected dividend yield of stock	2.23%	2.14%
Expected volatility of stock	31.33%	31.19%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 1.44% and 1.83% was applied in fiscal 2014 and 2013, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2013	2,657,133	$28.40
Granted	304,600	45.34
Exercised	(322,117)	25.75
Forfeited	(2,050)	31.65
Canceled	(450)	23.62
Outstanding at June 30, 2013	2,637,116	$30.68	6.03 years	$32,915
Exercisable at June 30, 2013	1,930,934	$28.00	4.96 years	$28,732

We estimate that 691,291 of the non-vested stock options outstanding at June 30, 2013 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $42.88 closing price of our common shares on June 30, 2013 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first three months of fiscal 2014 and fiscal 2013 was $6,053 and $1,364, respectively. Net cash proceeds from the exercise of stock options were $8,482 and $3,457 for the first three months of fiscal 2014 and fiscal 2013, respectively. The tax benefit from stock option exercises was $718 and $525 for the first three months of fiscal 2014 and fiscal 2013, respectively.

The weighted average grant date fair value of stock option grants was $10.53 and $7.18 for the first three months of fiscal 2014 and fiscal 2013, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of June 30, 2013 and 2012 was $1,211 and $767, respectively. The fair value of outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2013	737,343	—	$32.81
Granted	239,238	14,826	45.34
Vested	(48,447)	—	33.54
Canceled	(3,900)	—	32.92
Non-vested at June 30, 2013	924,234	14,826	$36.16

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first three months of fiscal 2014 was $1,625.

Cash settled restricted share units carry generally the same terms and vesting requirements as stock settled restricted share units except that they are settled in cash upon vesting and therefore, are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of June 30, 2013 and 2012 was $1,186 and $1,091, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of June 30, 2013, there was a total of $28,056 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.66 years.

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

Changes in our warranty liability during the first three months of fiscal 2014 were as follows:

Balance, March 31, 2013	$12,734
Warranties issued during the period	997
Settlements made during the period	(2,430)
Balance, June 30, 2013	$11,301

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $33,035 and $35,258 as of June 30, 2013 and March 31, 2013, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenue is excluded from the table presented above.

15. Forward and Swap Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We also enter into commodity swap

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2013, we held foreign currency forward contracts to buy 114.7 million Mexican peso's, 9.0 million Canadian dollars, and 3.0 million Euros and to sell 3.5 million Swiss francs. At June 30, 2013, we held commodity swap contracts to buy 25 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Location	June 30, 2013	March 31, 2013	June 30, 2013	March 31, 2013
Prepaid & Other	$49	$161	$—	$—
Accrued expenses and other	$—	$—	$730	$128

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of loss recognized in income
		Three Months Ended June 30,
		2013	2012
Foreign currency forward contracts	Selling, general and administrative	$(734)	$(317)
Commodity swap contracts	Cost of revenues	$(57)	$(220)

16. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at June 30, 2013:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

			Fair Value Measurements at June 30, 2013 and March 31, 2013 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	June 30	March 31	June 30	March 31	June 30	March 31	June 30	March 31
Assets:
Cash and cash equivalents (1)	$165,838	$142,008	$159,106	$135,277	$6,732	$6,731	$—	$—
Forward and swap contracts (2)	49	161	—	—	49	161	—	—
Investments (3)	3,150	3,139	3,150	3,139	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$730	$128	$—	$—	$730	$128	$—	$—
Deferred compensation plans (3)	3,155	3,218	3,155	3,218	—	—	—	—
Long term debt (4)	513,700	492,290	—	—	537,524	531,856	—	—
Contingent consideration obligations (5)	5,226	5,453	—	—	—	—	5,226	5,453

(1) Money market fund holdings are classified as level two as active market quoted prices are not available.
(2) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(3) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)).
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2013 are summarized as follows:

Contingent Consideration
Balance at March 31, 2013	$5,453
Additions	25
Foreign currency translation adjustments (1)	(252)
Balance at June 30, 2013	$5,226
(1) Reported in other comprehensive income (loss).

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2013 and 2012
(dollars in thousands)

17. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended June 30, 2013. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries, as of June 30, 2013, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended June 30, 2013 and 2012. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated May 30, 2013. In our opinion, the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
August 8, 2013

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2014 and fiscal 2013. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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
We also are pursuing a strategy of expanding into adjacent markets with acquisitions in the Healthcare segment. In August 2012, we purchased United States Endoscopy Group, a leader in the design, manufacture and sale of therapeutic and diagnostic medical devices and support accessories used in the gastrointestinal endoscopy markets worldwide. In October 2012, we acquired Spectrum Surgical Instruments Corp and Total Repair Express, providers of surgical instrument repair services and instrument care products to hospitals and surgery centers in the United States. And in December 2012, we purchased the remaining interests in our OR integration joint venture, VTS Medical Systems, LLC.
We are also investing in several manufacturing insourcing projects for the purpose of improving quality, cost and delivery of our products to our Customers.
Fiscal 2014 first quarter revenues were $367.7 million, representing an increase of 9.1% over the prior year, reflecting increases from fiscal 2013 acquisitions and within the Isomedix business segment. Our gross margin percentage for the fiscal 2014 first quarter was 39.9% compared to 40.7% in the same fiscal 2013 period. The gross margin percentage in the first quarter of fiscal 2014 was negatively impacted by the Medical Device Excise Tax, investments in in-sourcing and unfavorable mix, offset by positive gross margin impact from our acquisitions. Fiscal 2014 first quarter operating income was $41.0 million compared with $48.3 million for the fiscal 2013 first quarter. The decline in operating income is attributable to the lower gross margin attainment as well as higher research and development spending and the negative impact of foreign currency exchange rate fluctuations.
Cash flows from operations were $32.7 million and free cash flow was $11.0 million in the first three months of fiscal 2014 compared to $61.3 million and $45.7 million in the prior year first three months, respectively (see the subsection below titled "Non-GAAP Financial Measures", for additional information and related reconciliation of cash flows from operations to free cash flow). The expected declines in cash flow from operations and free cash flow are primarily due to payments for our annual incentive compensation program as well as the impact of strong working capital improvements in the prior year period. Our debt-to-total capital ratio was 34.6% at June 30, 2013 and 34.3% at March 31, 2013. During the first three months of fiscal 2014, we declared and paid quarterly cash dividends of $0.19 per common share.

Additional information regarding our fiscal 2014 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2014, our revenues were unfavorably impacted by $0.3 million, or 0.09%, and income before taxes was unfavorably impacted by $2.2 million, or 5.83%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the three month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(dollars in thousands)	2013	2012
Net cash provided by operating activities	$32,697	$61,267
Purchases of property, plant, equipment and intangibles, net	(21,741)	(15,542)
Proceeds from the sale of property, plant, equipment and intangibles	8	17
Free cash flow	$10,964	$45,742

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2014 compared with the same fiscal 2013 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three months ended June 30, 2013 to the revenues for the three months ended June 30, 2012:

	Three Months Ended June 30,
(dollars in thousands)	2013	2012	Change	Percent Change

Total revenues	$367,652	$336,960	$30,692	9.1%

Revenues by type:
Capital equipment revenues	123,894	138,418	(14,524)	(10.5)%
Consumable revenues	99,034	75,335	23,699	31.5%
Service revenues	144,724	123,207	21,517	17.5%

Revenues by geography:
United States revenues	288,353	262,404	25,949	9.9%
International revenues	79,299	74,556	4,743	6.4%

Revenues increased $30.7 million, or 9.1%, to $367.7 million for the quarter ended June 30, 2013, as compared to $337.0 million for the same prior year quarter. Capital equipment revenues decreased $14.5 million in the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013. This decrease was driven primarily by the decline in SYSTEM 1E unit shipments. Consumable revenues increased $23.7 million for the quarter ended June 30, 2013, as compared to the prior year quarter, driven largely by the fiscal 2013 acquisitions within the Healthcare segment, and strong volumes in the United States within the Life Sciences business segment. Service revenues increased $21.5 million in the first quarter of fiscal 2014 primarily driven by the fiscal 2013 acquisition of the instrument repair businesses and increases in other service offerings.

United States revenues increased $25.9 million, or 9.9%, to $288.4 million for the quarter ended June 30, 2013, as compared to $262.4 million for the same prior year quarter. This increase reflects growth in both consumable and service revenues, attributable largely to the fiscal 2013 acquisitions.

International revenues increased $4.7 million, or 6.4%, to $79.3 million for the quarter ended June 30, 2013, as compared to $74.6 million for the same prior year quarter. This increase reflects revenue growth in product and service revenues within the Healthcare segment, particularly in the European and Latin America regions.

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2013 to the three months ended June 30, 2012:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Gross profit:
Product	$93,390	$88,271	$5,119	5.8%
Service	53,456	48,981	4,475	9.1%
Total gross profit	$146,846	$137,252	$9,594	7.0%
Gross profit percentage:
Product	41.9%	41.3%
Service	36.9%	39.8%
Total gross profit percentage	39.9%	40.7%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the first quarter of fiscal 2014 amounted to 39.9% as compared to the first quarter of fiscal 2013 gross profit percentage of 40.7%. The gross profit percentage decreased 80 basis points. The positive gross margin impact from our fiscal year 2013 acquisitions (110 basis points) was more than offset by a decline from our investments in in-sourcing and the negative impact on gross margins from the decline in SYSTEM 1E revenue (combined 90 basis points). In addition, we incurred approximately $2 million from the

Medical Device Excise Tax and had unfavorable mix in our organic business during the quarter. In the prior year first fiscal quarter, a portion of our field service labor and parts costs were utilized to support warranty work and field upgrades and therefore were classified as selling, general and administrative costs.

Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2013 to the three months ended June 30, 2012:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating expenses:
Selling, general, and administrative	$93,929	$79,774	$14,155	17.7%
Research and development	11,853	9,312	2,541	27.3%
Restructuring expenses	52	(136)	188	NM
Total operating expenses	$105,834	$88,950	$16,884	19.0%
NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. The increase of 17.7% in the first quarter of fiscal 2014 over the first quarter of fiscal 2013 is attributable to the addition of operating expenses incurred from our acquired businesses.

For the three month period ended June 30, 2013, research and development expenses increased 27.3% over the same period in prior year. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. The fiscal 2014 period includes expenses for research and development incurred within the operations by the businesses acquired in fiscal 2013. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2014, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, devices and support accessories used in gastrointestinal endoscopy procedures.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(dollars in thousands)	2013	2012	Change
Non-operating expenses, net:
Interest expense	$4,987	$2,972	$2,015
Interest income and miscellaneous expense	(248)	(260)	12
Non-operating expenses, net	$4,739	$2,712	$2,027

Interest expense during the fiscal 2014 period increased due to higher outstanding borrowings. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended June 30, 2013 to the three months ended June 30, 2012:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Income tax expense	$3,956	$15,236	$(11,280)	(74.0)%
Effective income tax rate	10.9%	33.4%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three month period ended June 30, 2013 was 10.9% compared with 33.4% for the same prior year period. During the first quarter of fiscal 2014, we benefited from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013, provides additional information regarding each business segment. The following table compares business segment revenues for the three months ended June 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2013	2012
Revenues:
Healthcare	$258,888	$229,514	$29,374	12.8%
Life Sciences	59,915	60,496	(581)	(1.0)%
Isomedix	48,224	46,056	2,168	4.7%
Total reportable segments	367,027	336,066	30,961	9.2%
Corporate and other	625	894	(269)	(30.1)%
Total Revenues	$367,652	$336,960	$30,692	9.1%

Healthcare revenues increased $29.4 million, or 12.8%, to $258.9 million for the quarter ended June 30, 2013, as compared to $229.5 million for the same prior year quarter. This growth reflects to year over year increases in consumable and service revenues of 39.5% and 33.9%, respectively, attributable primarily to our fiscal 2013 acquisitions. Capital equipment revenues declined 11% due primarily to the decline in SYSTEM 1E unit shipments. At June 30, 2013, the Healthcare segment’s backlog amounted to $120.2 million, increasing $20.8 million, or 21%, compared to the backlog of $99.4 million at June 30, 2012.

Life Sciences revenues decreased $0.6 million, or 1.0%, to $59.9 million for the quarter ended June 30, 2013, as compared to $60.5 million for the same prior year quarter. The growth of 7.7% in consumable revenues was not enough to offset the 7.4% decline in capital equipment revenues and 1.6% decline in service revenues. At June 30, 2013, the Life Sciences segment’s backlog amounted to $44.6 million, decreasing $2.8 million, or 5.9%, compared to the backlog of $47.4 million at June 30, 2012.

Isomedix segment revenues increased $2.2 million, or 4.7%, to $48.2 million for the quarter ended June 30, 2013, as compared to $46.1 million for the same prior year quarter. Revenues were favorably impacted by demand from our medical device Customers.

The following table compares our business segment operating results for the three months ended June 30, 2013 to the three months ended June 30, 2012:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating income:
Healthcare	$14,947	$22,730	$(7,783)	(34.2)%
Life Sciences	12,539	11,854	685	5.8%
Isomedix	14,718	15,578	(860)	(5.5)%
Total reportable segments	42,204	50,162	(7,958)	(15.9)%
Corporate and other	(1,192)	(1,860)	668	35.9%
Total operating income	$41,012	$48,302	$(7,290)	(15.1)%

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

The Healthcare segment’s operating income decreased $7.8 million to $14.9 million for the first quarter of fiscal 2014, as compared to $22.7 million in the same prior year period. The segment's operating margins were 5.8% and 9.9% for the first quarter of fiscal 2014 and 2013, respectively. The decrease in operating income reflects the recently enacted Medical Device Excise Tax, higher spending on research and development, the negative impact of foreign currency exchange rates, the timing of investments in in-sourcing and unfavorable organic mix, which more than offset the favorable impact of acquisitions.

The Life Sciences segment’s operating income increased $0.7 million to $12.5 million for the first quarter of fiscal 2014, as compared to the same prior year period. The segment’s operating margins were 20.9% and 19.6% for the first quarter of fiscal 2014 and 2013, respectively. The increase was the result of favorable product mix and continued operating leverage.

The Isomedix segment’s operating income decreased $0.9 million to $14.7 million for the first quarter of fiscal 2014, as compared to the same prior year period. The segment’s operating margins were 30.5% and 33.8% for the first quarter of fiscal 2014 and 2013, respectively. The increase in volume was not enough to offset the impact of the costs associated with our recently expanded capacity.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(dollars in thousands)	2013	2012
Operating activities:
Net income	$32,317	$30,354
Non-cash items	23,321	15,509
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	(163)	(9,242)
Changes in operating assets and liabilities	(22,778)	24,646
Net cash provided by operating activities	$32,697	$61,267
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(21,741)	$(15,542)
Proceeds from the sale of property, plant, equipment, and intangibles	8	17
Investments in businesses, net of cash acquired	(115)	—
Net cash used in investing activities	$(21,848)	$(15,525)
Financing activities:
Proceeds under credit facilities, net	$21,410	$—
Deferred financing fees and debt issuance costs	(43)	—
Repurchases of common shares	(4,775)	(1,117)
Cash dividends paid to common shareholders	(11,244)	(9,867)
Stock option and other equity transactions, net	8,482	3,457
Tax benefit from stock options exercised	718	525
Net cash provided by (used in) financing activities	$14,548	$(7,002)
Debt-to-total capital ratio	34.6%	20.2%
Free cash flow	$10,964	$45,742

Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $32.7 million for the first three months of fiscal 2014 as compared with $61.3 million for the first three months of fiscal 2013. The decrease in net cash provided by operating activities in fiscal 2014 is primarily due to payments made in connection with our annual incentive compensation program which did not occur in fiscal 2013. In addition, the fiscal 2013 period reflects strong improvements in working capital management.

Net Cash Used In Investing Activities – The net cash used in investing activities totaled $21.8 million for the first three months of fiscal 2014 compared with $15.5 million for the first three months of fiscal 2013. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2014 and fiscal 2013:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $21.7 million for the first three months of fiscal 2014 as compared to $15.5 million during the same prior year period.

Net Cash Provided By (Used In) Financing Activities – The net cash provided by financing activities amounted to $14.5 million for the first three months of fiscal 2014 compared with net cash used in financing activities of $7.0 million for the first three months of fiscal 2013. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2014 and fiscal 2013:

•	Proceeds under credit facilities– At June 30, 2013, we had $103.7 million of debt outstanding under our revolving credit facility, reflecting net borrowings of $21.4 million.

•
Repurchases of common shares – During the first three months of fiscal 2014, we paid for the repurchase of 91,195 of our common shares and obtained 20,307 of our common shares in connection with share-based compensation award programs for an aggregate amount of $4.8 million. During the same period in fiscal 2013, we obtained 42,151 of our common shares in connection with stock based compensation award programs in the aggregate amount of $1.1 million.

•
Cash dividends paid to common shareholders – During the first three months of fiscal 2014, we paid total cash dividends of $11.2 million, or $0.19 per outstanding common share. During the first three months of fiscal 2013, we paid total cash dividends of $9.9 million, or $0.17 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During the first three months of fiscal 2014 and fiscal 2013, we received cash proceeds totaling $8.5 million and $3.5 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $11.0 million in the first three months of fiscal 2014 compared to $45.7 million in the prior year first three months (see the subsection above titled "Non-GAAP Financial Measures", for additional information and related reconciliation of cash flows from operations to free cash flow). The decrease in free cash flows is primarily due to payments made in connection with our annual incentive compensation program as well as the impact of strong working capital improvements in fiscal 2013.
Our debt-to-total capital ratio was 34.6% at June 30, 2013 and 20.2% at June 30, 2012, reflecting increased borrowings subsequent to the first quarter of the prior year, in part to fund our fiscal 2013 acquisitions.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013. Our commercial commitments were approximately $39.1 million at June 30, 2013 reflecting a net decrease of $6.7 million in surety bonds and other commercial commitments from March 31, 2013. Our outstanding borrowing under the Credit Agreement was $103.7 million as of June 30, 2013. There were no letters of credit outstanding under the Credit Agreement at June 30, 2013.

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

Critical Accounting Policies, Estimates, and Assumptions

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2013.

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

We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. We are no longer subject to United States federal examinations for years before fiscal 2013 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2009. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.
Additional information regarding our commitments and contingencies is included in note 9 to our consolidated financial statements titled, “Commitments and Contingencies.”

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2014, our revenues were unfavorably impacted by $0.3 million, or 0.09%, and income before taxes was unfavorably impacted by $2.2 million, or 5.83%, as a result of foreign currency movements relative to the U.S. dollar.

Forward-Looking Statements

This Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," "outlook," "impact," "potential," "confidence," "improve," "optimistic," "deliver," "comfortable," "trend", and "seeks," or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, transition, cost reductions, business strategies, earnings or revenue trends or future financial results (including without limitation regulatory matters related to SYSTEM 1E or its accessories). References to products, the consent decree, the transition or rebate program, or the class action settlement, are summaries only and should not be considered the specific terms of the decree, settlement, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the SYSTEM 1E device, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, including without limitation SYSTEM 1E and accessories thereto, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, and the transition from the SYSTEM 1 processing system and adjustments to related reserves or those matters described in our Form 10-K for the year ended March 31, 2013 and other securities filings, may adversely impact Company performance, results, prospects or value, (g) the possibility that anticipated financial results or benefits of recent acquisitions will not be realized or will be other than anticipated, (h) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (i) those risks described in our securities filings including our Annual Report on Form 10-K for the year ended March 31, 2013.

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

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013. Our exposures to market risks have not changed materially since March 31, 2013.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
After ongoing discussions with the FDA, in April 2010 we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). On April 19, 2010, a Complaint and Consent Decree were filed in the U.S. District Court for the Northern District of Ohio, and on April 20, 2010, the Court approved the Consent Decree. In general, the Consent Decree addresses regulatory matters regarding SYSTEM 1, restricts further sales of SYSTEM 1 processors in the U.S., defines certain documentation and other requirements for continued service and support of SYSTEM 1 in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products in the U.S. that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree. The Consent Decree also provided the terms under which we temporarily continued to support our Customers' use of SYSTEM 1 in the U.S., including the sale of consumables, parts and accessories and service for a transition period (the “Transition Plan”), which included the “SYSTEM 1 Rebate Program”.
The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this Item 1 and in various portions of Item 1 and Item 1A of Part I of our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013.
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
Additional information regarding our contingencies is included in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations, of our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013, and in this Form 10-Q in note 9 to our consolidated financial statements titled "Commitments and Contingencies."

ITEM 1A.	RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, dated May 30, 2013, that would materially affect our business, results of operations, or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2014, we obtained 20,307 of our common shares in connection with stock based compensation award programs. We also repurchased 106,195 of our common shares during the first quarter of fiscal 2014. These repurchases were made pursuant to a single repurchase program which was approved by our Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of June 30, 2013, $106.9 million in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common share repurchase activity during the first quarter of fiscal 2014 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
April 1-30	—		$—		—	$111,630
May 1-31	10,995		44.97		10,995	111,135
June 1-30	95,200		43.99		95,200	106,948
Total	106,195	(1)	$44.09	(1)	106,195	$106,948

(1)
Does not include 55 shares purchased during the quarter at an average price of $42.82 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Agreement to Terminate Employment Agreement executed May 29, 2013 between STERIS Corporation and Mr. Walter M Rosebrough, Jr.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer
August 8, 2013

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Agreement to Terminate Employment Agreement executed May 29, 2013 between STERIS Corporation and Mr. Walter M Rosebrough, Jr.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.