Form 10-Q
period 2013-09-30
STERIS CORP
filed 2013-11-08
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of November 1, 2013: 58,872,651

STERIS Corporation and Subsidiaries
Form 10-Q

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2013	March 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,794	$142,008
Accounts receivable (net of allowances of $9,025 and $10,043, respectively)	260,379	275,937
Inventories, net	155,661	144,443
Deferred income taxes, net	20,404	21,195
Prepaid expenses and other current assets	30,460	30,357
Total current assets	630,698	613,940
Property, plant, and equipment, net	448,199	431,952
Goodwill and intangibles, net	698,996	704,424
Other assets	10,609	10,793
Total assets	$1,788,502	$1,761,109
Liabilities and equity
Current liabilities:
Accounts payable	$82,148	$79,374
Accrued payroll and other related liabilities	37,309	54,316
Accrued expenses and other	78,026	85,147
Total current liabilities	197,483	218,837
Long-term indebtedness	508,520	492,290
Deferred income taxes, net	44,615	44,924
Other liabilities	46,603	58,078
Total liabilities	$797,221	$814,129
Commitments and contingencies (see note 9)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 58,899 and 58,759 shares outstanding, respectively	241,206	239,648
Common shares held in treasury, 11,141 and 11,281 shares, respectively	(324,506)	(321,801)
Retained earnings	1,069,599	1,031,183
Accumulated other comprehensive income	3,027	(4,088)
Total shareholders’ equity	989,326	944,942
Noncontrolling interest	1,955	2,038
Total equity	991,281	946,980
Total liabilities and equity	$1,788,502	$1,761,109
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product	$235,309	$231,650	$458,237	$445,403
Service	148,453	124,671	293,177	247,878
Total revenues	383,762	356,321	751,414	693,281
Cost of revenues:
Product	133,629	127,147	263,166	252,629
Service	95,627	76,053	186,896	150,279
Total cost of revenues	229,256	203,200	450,062	402,908
Gross profit	154,506	153,121	301,352	290,373
Operating expenses:
Selling, general, and administrative	90,661	81,040	184,590	160,814
Research and development	13,527	9,852	25,380	19,164
Restructuring expenses	18	(48)	70	(184)
Total operating expenses	104,206	90,844	210,040	179,794
Income from operations	50,300	62,277	91,312	110,579
Non-operating expenses, net:
Interest expense	4,869	3,406	9,856	6,379
Interest income and miscellaneous expense	(227)	(31)	(475)	(291)
Total non-operating expenses, net	4,642	3,375	9,381	6,088
Income before income tax expense	45,658	58,902	81,931	104,491
Income tax expense	15,915	18,757	19,871	33,992
Net income	$29,743	$40,145	$62,060	$70,499
Net income per common share
Basic	$0.50	$0.69	$1.05	$1.21
Diluted	$0.50	$0.68	$1.04	$1.20
Cash dividends declared per common share outstanding	$0.21	$0.19	$0.40	$0.36

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net income	$29,743	$40,145	62,060	70,499
Unrealized gain (loss) on available for sale securities	93	80	95	(18)
Amortization of pension and postretirement benefit plans costs, net of taxes of $89, $117, $178 and $234, respectively)	(139)	(184)	(279)	(359)
Change in cumulative foreign currency translation adjustment	12,018	8,946	7,299	(5,232)
Total other comprehensive income (loss)	11,972	8,842	7,115	(5,609)
Comprehensive income	$41,715	$48,987	$69,175	$64,890

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2013	2012
Operating activities:
Net income	$62,060	$70,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	36,115	30,188
Deferred income taxes	685	8,545
Share-based compensation expense	6,078	4,125
Loss on the disposal of property, plant, equipment, and intangibles, net	1,003	240
Other items	1,282	1,297
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	16,750	56,060
Inventories, net	(10,739)	3,135
Other current assets	(140)	(8,432)
Accounts payable	2,956	(14,183)
Accrued SYSTEM 1 Rebate Program and class action settlement	(248)	(42,619)
Accruals and other, net	(35,757)	3,168
Net cash provided by operating activities	80,045	112,023
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(47,110)	(45,062)
Proceeds from the sale of property, plant, equipment, and intangibles	8	22
Acquisition of business, net of cash acquired	(115)	(276,595)
Net cash used in investing activities	(47,217)	(321,635)
Financing activities:
Payments on long-term obligations	(30,000)	—
Deferred financing fees and debt issuance costs	(43)	—
Proceeds under credit facilities, net	46,230	224,340
Repurchases of common shares	(18,653)	(2,688)
Cash dividends paid to common shareholders	(23,644)	(20,946)
Stock option and other equity transactions, net	9,159	11,709
Tax benefit from stock options exercised	1,462	1,772
Net cash provided by (used in) financing activities	(15,489)	214,187
Effect of exchange rate changes on cash and cash equivalents	4,447	1,213
Increase in cash and cash equivalents	21,786	5,788
Cash and cash equivalents at beginning of period	142,008	150,821
Cash and cash equivalents at end of period	$163,794	$156,609

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands, except per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

STERIS Corporation, an Ohio corporation, develops, manufactures and markets infection prevention, contamination control, microbial reduction, and surgical and gastrointestinal support products and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental Customers throughout the world. As used in this Quarterly Report, STERIS Corporation and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013. The Consolidated Balance Sheet at March 31, 2013 was derived from the audited consolidated financial statements at March 31, 2013, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate inter-company accounts and transactions when we consolidate these accounts.

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2013 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2014.

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued an accounting standards update titled "Presentation of Comprehensive Income: Reclassification Out of Accumulated Other Comprehensive Income," amending Accounting Standards Codification ASC Topic 220, "Comprehensive Income". This amended guidance requires an entity to report information about the amounts reclassified out of accumulated other comprehensive income (loss) by component. In addition, for significant items reclassified from accumulated other comprehensive income (loss) to net income in their entirety, during the same reporting period, entities are required to report the effect on the line items on the face of the statement where net income is presented, or in the notes. For

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

significant items that are not classified to net income in their entirety, entities are required to cross-reference to other disclosures that provide additional information about those amounts. The standards update is effective prospectively for fiscal periods beginning after December 15, 2012, with early adoption permitted. We adopted the new standard during the first quarter of our fiscal year 2014. The adoption of this standard has not impacted our consolidated financial position, results of operations or cash flows.
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

2. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and six months ended September 30, 2013 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$288	$286	$(5,324)	$(5,184)	$(3,909)	$810	$(8,945)	$(4,088)
Other Comprehensive Income (Loss) before reclassifications	61	43	289	578	12,018	7,299	12,368	7,920
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	32	52	(428)	(857)	—	—	(396)	(805)
Net current-period Other Comprehensive Income (Loss)	93	95	(139)	(279)	12,018	7,299	11,972	7,115
Balance at September 30, 2013	$381	$381	$(5,463)	$(5,463)	$8,109	$8,109	$3,027	$3,027

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

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

	September 30, 2013	March 31, 2013
Land and land improvements (1)	$36,674	$36,355
Buildings and leasehold improvements	254,894	242,885
Machinery and equipment	341,559	331,953
Information systems	100,269	96,567
Radioisotope	248,072	237,516
Construction in progress (1)	41,907	36,032
Total property, plant, and equipment	1,023,375	981,308
Less: accumulated depreciation and depletion	(575,176)	(549,356)
Property, plant, and equipment, net	$448,199	$431,952

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	September 30, 2013	March 31, 2013
Raw materials	$57,324	$54,456
Work in process	27,925	24,300
Finished goods	100,512	96,616
LIFO reserve	(16,346)	(18,944)
Reserve for excess and obsolete inventory	(13,754)	(11,985)
Inventories, net	$155,661	$144,443

5. Debt

Indebtedness was as follows:

	September 30, 2013	March 31, 2013
Private Placement	$380,000	$410,000
Credit facility	128,520	82,290
Total long term debt	$508,520	$492,290

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013.

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

	September 30, 2013	March 31, 2013
Accrued payroll and other related liabilities:
Compensation and related items	$13,538	$12,078
Accrued vacation/paid time off	5,935	6,739
Accrued bonuses	6,650	22,342
Accrued employee commissions	7,652	9,656
Other postretirement benefit obligations-current portion	3,271	3,271
Other employee benefit plans' obligations-current portion	263	230
Total accrued payroll and other related liabilities	$37,309	$54,316
Accrued expenses and other:
Deferred revenues	$40,404	$40,422
Self-insured risk reserves-current portion	3,061	3,726
Accrued dealer commissions	8,918	8,545
Accrued warranty	9,995	12,734
Other	15,648	19,720
Total accrued expenses and other	$78,026	$85,147
Other liabilities:
Self-insured risk reserves-long-term portion	$11,552	$11,552
Other postretirement benefit obligations-long-term portion	19,945	21,278
Defined benefit pension plans obligations-long-term portion	6,192	6,890
Other employee benefit plans obligations-long-term portion	5,336	5,349
Accrued long-term income taxes	184	9,670
Other	3,394	3,339
Total other liabilities	$46,603	$58,078

7. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended September 30, 2013 and 2012 were 34.9% and 31.8%, respectively. During the second quarter of fiscal 2013, we benefited from higher projected income in lower tax rate jurisdictions and discrete item adjustments. The effective income tax rates for the six-month periods ended September 30, 2013 and 2012 were 24.3% and 32.5%, respectively. During the first half of fiscal 2014, we benefited from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination.

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

As of March 31, 2013, we had $9,362 in unrecognized tax benefits, of which all would favorably impact the effective tax rate if recognized. As of September 30, 2013, we had no unrecognized tax benefits and we have not recorded any liability for interest and penalties.

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

8. Benefit Plans

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

We provide defined benefit pension plans for former manufacturing and plant administrative personnel as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement welfare benefits plan for two groups of United States employees, including the same employees who receive pension benefits under the United States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013.

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Three Months Ended September 30,	2013	2012	2013	2012
Service cost	$40	$37	$—	$—
Interest cost	450	523	171	217
Expected return on plan assets	(861)	(834)	—	—
Amortization of loss	365	333	223	181
Amortization of prior service cost	—	—	(816)	(816)
Net periodic benefit cost (income)	$(6)	$59	$(422)	$(418)

	Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Six Months Ended September 30,	2013	2012	2013	2012
Service cost	$80	$75	$—	$—
Interest cost	899	1,046	342	434
Expected return on plan assets	(1,721)	(1,669)	—	—
Amortization of loss	729	667	445	362
Amortization of prior service cost	—	—	(1,631)	(1,631)
Net periodic benefit cost (income)	$(13)	$119	$(844)	$(835)

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
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

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
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

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
Our Isomedix segment operates through a network of facilities located in North America. We sell a comprehensive array of contract sterilization services using gamma irradiation and ethylene oxide (“EO”) technologies as well as an array of laboratory testing services. We provide microbial reduction services based on Customer specifications to companies that supply products to the healthcare, industrial, and consumer products industries.
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
The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and six month periods ended September 30, 2013, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013.
Financial information for each of our segments is presented in the following tables:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Healthcare (1)	$277,332	$256,820	$536,220	$486,334
Life Sciences	58,382	54,577	118,297	115,073
Isomedix	47,411	44,284	95,635	90,340
Total reportable segments	383,125	355,681	750,152	691,747
Corporate and other	637	640	1,262	1,534
Total revenues	$383,762	$356,321	$751,414	$693,281
Operating income:
Healthcare (2)	$25,926	$42,147	$40,873	$64,877
Life Sciences	14,041	10,549	26,580	22,403
Isomedix	13,712	12,667	28,430	28,245
Total reportable segments	53,679	65,363	95,883	115,525
Corporate and other	(3,379)	(3,086)	(4,571)	(4,946)
Total operating income	$50,300	$62,277	$91,312	$110,579
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	59,027	58,264	59,016	58,088
Dilutive effect of common share equivalents	735	528	760	464
Weighted average common shares outstanding and common share equivalents—diluted	59,762	58,792	59,776	58,552

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
(shares in thousands)
Number of common share options	455	670	353	897

12. Repurchases of Common Shares

During the first half of fiscal 2014, we repurchased 426,795 of our common shares as part of our Board authorized repurchase program and obtained 32,008 of our common shares in connection with stock based compensation award programs. At September 30, 2013, $93,099 of STERIS common shares remained authorized for repurchase pursuant to the most recent

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

Board approved repurchase authorization (the March 2008 Board Authorization). Also, 11,140,812 common shares were held in treasury at September 30, 2013.

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and common share grants. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us and has not met specific age and service requirements. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date for grantees who have met specified age and service requirements. There are a total of 3,371,686 shares that remain available for grant under the long-term incentive plan as of September 30, 2013.

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

The following weighted-average assumptions were used for options granted during the first half of fiscal 2014 and fiscal 2013:

	Fiscal 2014	Fiscal 2013
Risk-free interest rate	0.95%	1.21%
Expected life of options	5.70 years	5.79 years
Expected dividend yield of stock	2.22%	2.15%
Expected volatility of stock	31.22%	31.24%

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

A summary of share option activity is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2013	2,657,133	$28.40
Granted	322,710	45.26
Exercised	(347,865)	25.74
Forfeited	(11,850)	35.22
Canceled	(450)	23.62
Outstanding at September 30, 2013	2,619,678	$30.80	5.83 years	$32,584
Exercisable at September 30, 2013	1,923,548	$28.18	4.78 years	$28,443

We estimate that 684,497 of the non-vested stock options outstanding at September 30, 2013 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $42.96 closing price of our common shares on September 30, 2013 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first half of fiscal 2014 and fiscal 2013 was $6,518 and $4,594, respectively. Net cash proceeds from the exercise of stock options were $9,159 and $11,709 for the first half of fiscal 2014 and fiscal 2013, respectively. The tax benefit from stock option exercises was $1,462 and $1,772 for the first half of fiscal 2014 and fiscal 2013, respectively.

The weighted average grant date fair value of stock option grants was $10.59 and $7.31 for the first half of fiscal 2014 and fiscal 2013, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise, and therefore are classified as liabilities. The fair value of the outstanding SARS as of September 30, 2013 and 2012 was $1,078 and $928, respectively. The fair value of outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2013	737,343	—	$32.81
Granted	250,636	32,296	45.19
Vested	(60,725)	(17,470)	37.26
Canceled	(15,075)	—	34.90
Non-vested at September 30, 2013	912,179	14,286	$36.18

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first half of fiscal 2014 was $2,146.

Cash settled restricted share units carry generally the same terms and vesting requirements as stock settled restricted share units except that they are settled in cash upon vesting, and therefore are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of September 30, 2013 and 2012 was $1,189 and $1,223, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

As of September 30, 2013, there was a total of $25,357 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.49 years.

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

Changes in our warranty liability during the first half of fiscal 2014 were as follows:

Balance, March 31, 2013	$12,734
Warranties issued during the period	1,627
Settlements made during the period	(4,366)
Balance, September 30, 2013	$9,995

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $32,233 and $35,258 as of September 30, 2013 and March 31, 2013, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

15. Forward and Swap Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2013, we held foreign currency forward contracts to buy 114.7 million Mexican pesos, 7 million Canadian dollars and 3 million Euros and to sell 3.5 million Swiss francs.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	September 30, 2013	March 31, 2013	September 30, 2013	March 31, 2013
Prepaid & Other	$189	$161	$—	$—
Accrued expenses and other	$—	$—	$514	$128

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2013	2012	2013	2012
Foreign currency forward contracts	Selling, general and administrative	$162	$431	$(571)	$115
Commodity swap contracts	Cost of revenues	$—	$177	$(57)	$(43)

16. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2013 and September 30, 2013:

			Fair Value Measurements at September 30, 2013 and March 31, 2013 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	September 30	March 31	September 30	March 31	September 30	March 31	September 30	March 31
Assets:
Cash and cash equivalents (1)	$163,794	$142,008	$155,462	$135,277	$8,332	$6,731	$—	$—
Forward and swap contracts (2)	189	161	—	—	189	161	—	—
Investments (3)	3,197	3,139	3,197	3,139	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$514	$128	$—	$—	$514	$128	$—	$—
Deferred compensation plans (3)	3,285	3,218	3,285	3,218	—	—	—	—
Long term debt (4)	508,520	492,290	—	—	531,306	531,856	—	—
Contingent consideration obligations (5)	5,218	5,453	—	—	—	—	5,218	5,453

(1)	Money market fund holdings are classified as level two as active market quoted prices are not available.

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
For the Three and Six Months Ended September 30, 2013 and 2012
(dollars in thousands)

nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the consolidated balance sheets as accrued expense (short-term) and other liabilities (long-term), as appropriate based on the contractual payment dates.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2013 are summarized as follows:

Contingent Consideration
Balance at March 31, 2013	$5,453
Additions	34
Foreign currency translation adjustments (1)	(269)
Balance at September 30, 2013	$5,218
(1) Reported in other comprehensive income (loss).

17. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended September 30, 2013. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K dated May 30, 2013.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries (“STERIS”) as of September 30, 2013, the related consolidated statements of income and comprehensive income for the three- and six-month periods ended September 30, 2013 and 2012, and cash flows for the six-month periods ended September 30, 2013 and 2012. These financial statements are the responsibility of STERIS management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for it to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated May 30, 2013. In our opinion, the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
November 8, 2013

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first six months of fiscal 2014 and fiscal 2013. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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
We also are pursuing a strategy of expanding into adjacent markets with acquisitions in the Healthcare segment. In August 2012, we purchased United States Endoscopy Group, a leader in the design, manufacture and sale of therapeutic and diagnostic medical devices and support accessories used in the gastrointestinal endoscopy markets worldwide. In October 2012, we acquired Spectrum Surgical Instruments Corp and Total Repair Express, providers of surgical instrument repair services and instrument care products to hospitals and surgery centers in the United States. And in December 2012, we purchased the remaining interests in our operating room integration joint venture, VTS Medical Systems, LLC.
We are also investing in several manufacturing in-sourcing projects for the purpose of improving quality, cost and delivery of our products to our Customers.
Fiscal 2014 second quarter revenues were $383.8 million representing an increase of 7.7% over the fiscal 2013 second quarter revenues of $356.3 million. Fiscal 2014 first half revenues were $751.4 million representing an increase of 8.4% over the first half of fiscal 2013 revenues of $693.3 million. Excluding the positive impact of the $20.4 million adjustment related to the SYSTEM 1 Rebate Program made during the fiscal 2013 second quarter, fiscal 2014 second quarter revenues increased 14.3% from adjusted 2013 second quarter revenues of $335.9 million and 2014 fiscal first half revenues increased 11.7% from adjusted 2013 first half revenues of $672.9 million (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increases are primarily attributable to the fiscal 2013 acquisitions and revenue growth within all three business segments.
Fiscal 2014 second quarter gross margin percentage was 40.3% compared with 43.0% for the fiscal 2013 second quarter, while fiscal 2014 first half gross margin percentage was 40.1% compared with 41.9% for the first half of fiscal 2013. Excluding the impact of the $21.5 million SYSTEM 1 Rebate Program adjustment made during the second quarter of fiscal 2013, the adjusted gross margin percentage was 39.2% and 40.0% in the fiscal 2013 second quarter and first half of fiscal 2013, respectively (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The improved adjusted gross margin percentages in the second quarter and first half of fiscal 2014 were due in part to the positive gross margin impact of our acquisitions and favorable product mix, partially offset by the Medical Device Excise Tax and investments in in-sourcing.

Fiscal 2014 second quarter operating income was $50.3 million, compared to fiscal 2013 second quarter operating income of $62.3 million. Fiscal 2014 first half operating income was $91.3 million compared to the fiscal 2013 first half operating income of $110.6 million. Excluding the SYSTEM 1 Rebate Program adjustment of $21.5 million made in the fiscal 2013 second quarter, adjusted operating income increased 23.3% from $40.8 million for the second quarter of fiscal 2013 and increased 2.5% from $89.1 million in the fiscal 2013 first half (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). These increases in adjusted operating income are primarily attributable to the fiscal 2013 acquisitions and increased revenues within all three business segments in the fiscal 2014 second quarter and fiscal 2014 first half over the same fiscal 2013 periods.
Cash flows from operations were $80.0 million and free cash flow was $32.9 million in the first six months of fiscal 2014 compared to cash flows from operations of $112.0 million and free cash flow of $67.0 million in the first six months of fiscal 2013. The expected declines in cash flow from operations and free cash flow are primarily due to payments for our annual incentive compensation program which did not occur in fiscal year 2013, as well as the impact of strong working capital improvements in the prior year period (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 34.0% at September 30, 2013 and 34.3% at March 31, 2013. During the first six months of fiscal 2014, we declared and paid quarterly cash dividends of $0.40 per common share.
Additional information regarding our financial performance during the fiscal second quarter and first six months of 2014 is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2014, our revenues were unfavorably impacted by $0.6 million, or 0.2%, and income before taxes was favorably impacted by $0.8 million, or 1.7%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2014, our revenues were unfavorably impacted by $0.9 million, or 0.1%, and income before taxes was unfavorably impacted by $1.4 million, or 1.7%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments and growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the six month periods ended

September 30, 2013 and 2012:

	Six Months Ended September 30,
(dollars in thousands)	2013	2012
Net cash flows provided by operating activities	$80,045	$112,023
Purchases of property, plant, equipment and intangibles, net	(47,110)	(45,062)
Proceeds from the sale of property, plant, equipment and intangibles	8	22
Free cash flow	$32,943	$66,983

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

	Three Months Ended September 30,		Six Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Reported revenues	$383,762	$356,321	$751,414	$693,281
Impact of the SYSTEM 1 Rebate Program	—	(20,400)	—	(20,400)
Adjusted revenues	$383,762	$335,921	$751,414	$672,881

Reported capital equipment revenues	$135,303	$149,676	$259,197	$288,094
Impact of the SYSTEM 1 Rebate Program	—	(20,400)	—	(20,400)
Adjusted capital equipment revenues	$135,303	$129,276	$259,197	$267,694

Reported United States revenues	$297,650	$271,788	$586,003	$534,192
Impact of the SYSTEM 1 Rebate Program	—	(20,400)	—	(20,400)
Adjusted United States Revenues	$297,650	$251,388	$586,003	$513,792

Reported Healthcare revenues	$277,332	$256,820	$536,220	$486,334
Impact of the SYSTEM 1 Rebate Program	—	(20,400)	—	(20,400)
Adjusted Healthcare revenues	$277,332	$236,420	$536,220	$465,934

Healthcare capital revenues	$116,331	$132,936	$218,005	$247,369
Impact of SYSTEM 1 Rebate Program	—	(20,400)	—	(20,400)
Adjusted Healthcare capital revenues	$116,331	$112,536	$218,005	$226,969

Reported gross profit	$154,506	$153,121	$301,352	$290,373
Impact of the SYSTEM 1 Rebate Program	—	(21,500)	—	(21,500)
Adjusted gross profit	$154,506	$131,621	$301,352	$268,873

Reported gross profit percentage	40.3%	43.0%	40.1%	41.9%
Impact of the SYSTEM 1 Rebate Program	—%	(3.8)%	—%	(1.9)%
Adjusted gross profit percentage	40.3%	39.2%	40.1%	40.0%

Reported operating income	$50,300	$62,277	$91,312	$110,579
Impact of the SYSTEM 1 Rebate Program	—	(21,500)	—	(21,500)
Adjusted operating income	$50,300	$40,777	$91,312	$89,079

Reported Healthcare operating income	$25,926	$42,147	$40,873	$64,877
Impact of the SYSTEM 1 Rebate Program	—	(21,500)	—	(21,500)
Adjusted Healthcare operating income	$25,926	$20,647	$40,873	$43,377

Reported income tax expense	$15,915	$18,757	$19,871	$33,992
Impact of the SYSTEM 1 Rebate Program	—	(8,385)	—	(8,385)
Adjusted income tax expense	$15,915	$10,372	$19,871	$25,607

Reported effective income tax rate	34.9%	31.8%	24.3%	32.5%
Impact of the SYSTEM 1 Rebate Program	—%	(4.1)%	—%	(1.6)%
Adjusted effective income tax rate	34.9%	27.7%	24.3%	30.9%

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and the first half of fiscal 2014 compared with the same fiscal 2013 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and six months ended September 30, 2013 to the revenues for the three and six months ended September 30, 2012:

	Three Months Ended September 30,			Percent
(dollars in thousands)	2013	2012	Change	Change
Total revenues	$383,762	$356,321	$27,441	7.7%

Revenues by type:
Capital equipment revenues	135,303	149,676	(14,373)	(9.6)%
Consumable revenues	100,006	81,974	18,032	22.0%
Service revenues	148,453	124,671	23,782	19.1%

Revenues by geography:
United States revenues	297,650	271,788	25,862	9.5%
International revenues	86,112	84,533	1,579	1.9%

	Six Months Ended September 30,			Percent
(dollars in thousands)	2013	2012	Change	Change
Total revenues	$751,414	$693,281	$58,133	8.4%

Revenues by type:
Capital equipment revenues	259,197	288,094	(28,897)	(10.0)%
Consumable revenues	199,040	157,309	41,731	26.5%
Service revenues	293,177	247,878	45,299	18.3%

Revenues by geography:
United States revenues	586,003	534,192	51,811	9.7%
International revenues	165,411	159,089	6,322	4.0%
Quarter over Quarter Comparison

Revenues increased $27.4 million, or 7.7%, to $383.8 million for the quarter ended September 30, 2013, as compared to $356.3 million for the same quarter in prior year. Fiscal 2014 second quarter revenues increased 14.3% from fiscal 2013 second quarter adjusted revenues of $335.9 million, which exclude the impact of the $20.4 million adjustment related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). This increase is attributable to the fiscal 2013 acquisitions and growth within all three business segments. Capital equipment revenues decreased 9.6% in the fiscal 2014 second quarter. The decrease was primarily attributable to the fiscal 2013 second quarter $20.4 million adjustment to capital equipment revenues related to the SYSTEM 1 Rebate Program. Total capital equipment revenues of $135.3 million in the second quarter of fiscal 2014 represent a 4.6% increase over the adjusted capital equipment revenues of $129.3 million in second quarter of fiscal 2013 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). This increase is primarily attributable to growth in both the United States and Europe. Consumable revenues increased 22.0% for the quarter ended September 30, 2013, as compared to the prior year quarter, driven largely by the fiscal 2013 acquisitions within the Healthcare segment and strong volumes in the United States within the Life Sciences business segment. Service revenues increased 19.1%

in the second quarter of fiscal 2014 primarily driven by the fiscal 2013 acquisition of the instrument repair businesses, an increase of 7.1% in the Isomedix business segment, and increases in other service offerings.
United States revenues increased $25.9 million, or 9.5%, to $297.7 million for the quarter ended September 30, 2013, as compared to $271.8 million for the same prior year quarter. Fiscal 2014 second quarter revenues of $297.7 million increased 18.4% over adjusted United States revenues for the prior quarter of $251.4 million, which exclude the impact of the $20.4 million adjustment related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). These increases reflect growth in all three business segments and in both consumable and service revenues, attributable largely to the fiscal 2013 acquisitions. Also, capital equipment revenues grew 4.7% in the second quarter fiscal 2014, excluding the impact of the SYSTEM 1 Rebate Program adjustment taken in the prior year (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures).
International revenues increased $1.6 million, or 1.9%, to $86.1 million for the quarter ended September 30, 2013, as compared to $84.5 million for the same prior year quarter. This increase reflects revenue growth in Europe offset by declines in Canada, Asia Pacific and Latin American regions.
First Half over First Half Comparison

Revenues increased $58.1 million or 8.4% to $751.4 million for the first half of fiscal 2014, as compared to $693.3 million for the same prior year period. Fiscal 2014 first half revenues increased 11.7% from fiscal 2013 first half adjusted revenues of $672.9 million, excluding the impact of the $20.4 million revenue adjustment related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Capital equipment revenues for the first half of fiscal 2014 decreased $28.9 million or 10.0% compared to the prior year period. Capital equipment revenues for the first half of fiscal 2013 were favorably impacted by the $20.4 million adjustment related to the SYSTEM 1 Rebate Program. Fiscal 2014 capital equipment revenues of $259.2 million decreased 3.2% over adjusted capital equipment revenues for the first half of fiscal 2013 of $267.7 million, driven primarily by the decline in SYSTEM 1E unit shipments (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Consumable revenues for the first half of fiscal 2014 increased 26.5% over the first half of fiscal 2013 driven largely by the fiscal 2013 acquisitions within the Healthcare segment and strong volumes in the United States within the Life Sciences business segment. Service revenues during the first half of fiscal 2014 increased 18.3% over the first half of fiscal 2013 primarily driven by the fiscal 2013 acquisition of the instrument repair businesses, growth of 5.9% in the Isomedix business segment, and increases in other service offerings.
United States revenues for the first half of fiscal 2014 were $586.0 million, an increase of $51.8 million or 9.7% over the the first half of fiscal 2013 revenues of $534.2 million. United States revenues for the first half of fiscal 2014 increased $72.2 million or 14.1% over the adjusted United States revenues for the first six months of the prior year of $513.8 million, which exclude the impact of the $20.4 million adjustment related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). These increases reflect growth in all three business segments and in both consumable and service revenues, attributable largely to the fiscal 2013 acquisitions.
International revenues for the first half of fiscal 2014 were $165.4 million, an increase of 4.0% over the first half of fiscal 2013 revenues of $159.1 million. This increase reflects revenue growth in Europe partially offset by a decline in Canada and in the Asia Pacific region.
Revenues by segment are further discussed in the section of MD&A titled, "Business Segment Results of Operations."

Gross Profit. The following tables compare our gross profit for the three and six months ended September 30, 2013 to the three and six months ended September 30, 2012:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Gross profit:
Product	$101,680	$104,503	$(2,823)	(2.7)%
Service	52,826	48,618	4,208	8.7%
Total gross profit	$154,506	$153,121	$1,385	0.9%
Gross profit percentage:
Product	43.2%	45.1%
Service	35.6%	39.0%
Total gross profit percentage	40.3%	43.0%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Gross profit:
Product	$195,070	$192,774	$2,296	1.2%
Service	106,282	97,599	8,683	8.9%
Total gross profit	$301,352	$290,373	$10,979	3.8%
Gross profit percentage:
Product	42.6%	43.3%
Service	36.3%	39.4%
Total gross profit percentage	40.1%	41.9%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the second quarter of fiscal 2014 amounted to 40.3% as compared to the second quarter of fiscal 2013 gross profit percentage of 43.0%. The primary driver of the decrease in gross margin percentage is the positive impact of the $21.5 million SYSTEM 1 Rebate Program adjustment during the fiscal 2013 second quarter. The second quarter of fiscal 2014 gross profit percentage of 40.3% increased 110 basis points over the adjusted second quarter of fiscal 2013 gross profit percentage of 39.2%, which excludes the impact of the SYSTEM 1 Rebate Program adjustment (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Other key factors impacting the change in the gross margin percentage were the positive gross margin impact from our fiscal year 2013 acquisitions (140 basis points), pricing (60 basis points), and favorable product mix (80 basis points), which were partially offset by the Medical Device Excise Tax (40 basis points) and investments in in-sourcing.
Gross profit percentage for the first half of fiscal 2014 was 40.1% compared to the gross profit percentage in the first half of fiscal 2013 of 41.9%. The primary driver of the decrease in gross margin percentage is the positive impact of the $21.5 million SYSTEM 1 Rebate Program adjustment during the fiscal 2013 second quarter. The first half of fiscal 2014 gross profit percentage of 40.1% increased 10 basis points over the adjusted first half of fiscal 2013 gross profit percentage of 40.0%, which excludes the impact of the $21.5 million revenue and cost of goods sold adjustments related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Other key factors impacting the change in gross margin percentage were the fiscal year 2013 acquisitions (140 basis points), pricing (50 basis points), and favorable product mix (20 basis points), which was partially offset by the Medical Device Excise Tax (50 basis points) and investments in in-sourcing. Also, in the prior year first half, a portion of our field service labor and parts costs were utilized to support warranty work and field upgrades and therefore were classified as selling, general and administrative costs.

Operating Expenses. The following tables compare our operating expenses for the three and six months ended September 30, 2013 to the three and six months ended September 30, 2012:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating expenses:
Selling, general, and administrative	$90,661	$81,040	$9,621	11.9%
Research and development	13,527	9,852	3,675	37.3%
Restructuring expenses	18	(48)	66	NM
Total operating expenses	$104,206	$90,844	$13,362	14.7%
NM - Not meaningful.

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating expenses:
Selling, general, and administrative	$184,590	$160,814	$23,776	14.8%
Research and development	25,380	19,164	6,216	32.4%
Restructuring expenses	70	(184)	254	NM
Total operating expenses	$210,040	$179,794	$30,246	16.8%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 11.9% in the second quarter of fiscal 2014 over the second quarter of fiscal 2013, and increased 14.8% in the first half of fiscal 2014 over the first half of fiscal 2013. These increases are primarily attributable to the addition of operating expenses incurred within our acquired businesses which were partially offset by a decline in warranty costs associated with sales of capital equipment.
For the three month period ended September 30, 2013, research and development expenses increased 37.3% over the same prior year period. For the first half of fiscal 2014, research and development expenses were $25.4 million, representing an increase of 32.4% compared to the same fiscal 2013 period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. The fiscal 2014 periods include expenses for research and development incurred within the operations of the businesses acquired in fiscal 2013, as well as an unfavorable adjustment arising from a disallowance of foreign government R&D subsidies of approximately $0.8 million in the second quarter of fiscal 2014. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2014, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

Non-Operating Expenses, Net. Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense, net for the three and six month periods ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,
(dollars in thousands)	2013	2012	Change
Non-operating expenses, net:
Interest expense	$4,869	$3,406	$1,463
Interest income and miscellaneous expense	(227)	(31)	(196)
Non-operating expenses, net	$4,642	$3,375	$1,267

	Six Months Ended September 30,
(dollars in thousands)	2013	2012	Change
Non-operating expenses, net:
Interest expense	$9,856	$6,379	$3,477
Interest income and miscellaneous expense	(475)	(291)	(184)
Non-operating expenses, net	$9,381	$6,088	$3,293

Interest expense during the three and six month fiscal 2014 periods increased due to higher outstanding borrowings. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and six months ended September 30, 2013 to the three and six months ended September 30, 2012:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Income tax expense	$15,915	$18,757	$(2,842)	(15.2)%
Effective income tax rate	34.9%	31.8%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Income tax expense	$19,871	$33,992	$(14,121)	(41.5)%
Effective income tax rate	24.3%	32.5%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and six months ended September 30, 2013 were 34.9% and 24.3% compared with 31.8% and 32.5% for the same prior year periods. During the second quarter of fiscal 2013, we benefited from higher projected income in lower tax rate jurisdictions and discrete item adjustments. During the first half of fiscal 2014, we benefited from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013, provides additional information regarding each business segment. The following table compares business segment revenues for the three and six months ended September 30, 2013 and September 30, 2012:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2013	2012
Revenues:
Healthcare (1)	$277,332	$256,820	$20,512	8.0%
Life Sciences	58,382	54,577	3,805	7.0%
Isomedix	47,411	44,284	3,127	7.1%
Total reportable segments	383,125	355,681	27,444	7.7%
Corporate and other	637	640	(3)	(0.5)%
Total Revenues	$383,762	$356,321	$27,441	7.7%
(1) Includes an increase of $20,400 in the second quarter of fiscal 2013 resulting from the SYSTEM 1 Rebate Program.

(dollars in thousands)	Six Months Ended September 30,		Change	Percent Change
	2013	2012
Revenues:
Healthcare (1)	$536,220	$486,334	$49,886	10.3%
Life Sciences	118,297	115,073	3,224	2.8%
Isomedix	95,635	90,340	5,295	5.9%
Total reportable segments	750,152	691,747	58,405	8.4%
Corporate and other	1,262	1,534	(272)	(17.7)%
Total Revenues	$751,414	$693,281	$58,133	8.4%
(1) Includes an increase of $20,400 in the first half of fiscal 2013 resulting from the SYSTEM 1 Rebate Program.

Healthcare revenues increased $20.5 million, or 8.0%, to $277.3 million for the quarter ended September 30, 2013, as compared to $256.8 million for the same prior year quarter and increased $40.9 million or 17.3% compared to adjusted Healthcare revenues for the quarter ended September 30, 2012, which exclude the $20.4 million impact of the adjustment related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Healthcare revenues for the first half of fiscal 2014 increased $49.9 million, or 10.3% to $536.2 million, as compared to $486.3 million for the first half of fiscal 2013. Healthcare revenues for the first half of fiscal 2014 increased $70.3 million or 15.1% compared to adjusted Healthcare revenues for the first half of fiscal 2013, which exclude the impact of the $20.4 million adjustment made in the same period related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). These increases are attributable primarily to the fiscal 2013 acquisitions, with strong growth in both consumable and service revenues. At September 30, 2013, the Healthcare segment’s backlog amounted to $133.4 million, increasing $14.1 million, or 11.8%, compared to the backlog of $119.2 million at September 30, 2012. Healthcare backlog at September 30, 2013 increased $28.2 million, or 26.8%, compared to the backlog of $105.2 million at March 31, 2013.
Life Sciences revenues increased $3.8 million, or 7.0%, to $58.4 million for the quarter ended September 30, 2013, as compared to $54.6 million for the same prior year quarter. This increase is attributable to growth in capital equipment revenues of 13.3%, and consumable revenues of 8.2%, over the same fiscal 2013 period. Life Science revenues for the first half of fiscal 2014 increased $3.2 million or 2.8% to $118.3 million as compared to $115.1 million for the first half of fiscal 2013. This increase is attributable to growth in capital equipment revenues of 1.1%, and consumable revenues of 7.9% over the first half of fiscal 2013. At September 30, 2013, Life Sciences backlog amounted to $47.8 million, decreasing $2.8 million, or 5.5%, compared to the backlog of $50.6 million at September 30, 2012. Life Sciences backlog at September 30, 2013 decreased by $0.6 million, or 1.2%, compared to the backlog of $48.4 million at March 31, 2013.
Isomedix segment revenues increased $3.1 million, or 7.1%, to $47.4 million for the quarter ended September 30, 2013, as compared to $44.3 million for the same prior year quarter. Isomedix segment revenues for the first half of fiscal 2014 increased $5.3 million, or 5.9%, to $95.6 million as compared to $90.3 million for the first half of fiscal 2013. Revenues were favorably impacted by increased demand from our medical device Customers.
The following tables compare our business segment operating results for the three and six months ended September 30, 2013 to the three and six months ended September 30, 2012:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating income (loss):
Healthcare (1)	$25,926	$42,147	$(16,221)	(38.5)%
Life Sciences	14,041	10,549	3,492	33.1%
Isomedix	13,712	12,667	1,045	8.2%
Total reportable segments	53,679	65,363	(11,684)	(17.9)%
Corporate and other	(3,379)	(3,086)	(293)	(9.5)%
Total operating income (loss)	$50,300	$62,277	$(11,977)	(19.2)%
(1) Includes an increase of $21,500 in the fiscal 2013 periods resulting from the SYSTEM 1 Rebate Program.

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating Income (loss):
Healthcare (1)	$40,873	$64,877	$(24,004)	(37.0)%
Life Sciences	26,580	22,403	4,177	18.6%
Isomedix	28,430	28,245	185	0.7%
Total reportable segments	95,883	115,525	(19,642)	(17.0)%
Corporate and other	(4,571)	(4,946)	375	7.6%
Total Operating Income (loss)	$91,312	$110,579	$(19,267)	(17.4)%
(1) Includes an increase of $21,500 in the fiscal 2013 periods resulting from the SYSTEM 1 Rebate Program.

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
The Healthcare segment’s operating income decreased $16.2 million to $25.9 million for the second quarter of fiscal 2014 as compared to $42.1 million in the same prior year period. The decrease is attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $21.5 million. The Healthcare segment’s operating income for the second quarter of fiscal 2014 increased $5.3 million or 25.7% compared to adjusted fiscal 2013 second quarter Healthcare operating income of $20.6 million, which excludes the impact of the adjustment related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase in operating income in the fiscal 2014 second quarter over the fiscal 2013 second quarter adjusted operating income was primarily driven by acquisitions and increased volume, which was somewhat offset by the Medical Device Excise Tax, increased spending for research and development, and investments in in-sourcing.
The Healthcare segment's operating income for the first half of fiscal 2014 decreased $24.0 million to $40.9 million as compared to $64.9 million for the first half of fiscal 2013. The decrease is primarily attributable to the fiscal 2013 second quarter SYSTEM 1 Rebate Program adjustment of $21.5 million. The Healthcare segment’s operating income for the first half of fiscal 2014 decreased $2.6 million or 6.0% compared to adjusted the fiscal 2013 first half Healthcare operating income of $43.4 million, which excludes the impact of the adjustment related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The decrease in operating income in the first half of fiscal 2014, reflects the Medical Device Excise Tax, higher spending on research and development, the negative impact of foreign currency exchange rates, and the timing of investments in in-sourcing, which more than offset the favorable impact of acquisitions.
The Life Sciences business segment’s operating income increased $3.5 million or 33.1% to $14.0 million for the second quarter of fiscal 2014 as compared to $10.5 million for the same prior year period. The Life Sciences business segment's operating income for the first half of fiscal 2014 increased by $4.2 million or 18.6% to $26.6 million as compared to $22.4 million in the first half of fiscal 2013. The segment’s operating margin was 24.1% for the second quarter of fiscal 2014 compared to 19.3% for the second quarter of fiscal 2013. The segment's operating margin was 22.5% for the first half of fiscal 2014 compared to 19.5% for the first half of fiscal 2013. The increased operating margins in both the second quarter and the first half of fiscal 2014 were the result of favorable product mix and continued operating leverage.
The Isomedix segment’s operating income increased $1.0 million or 8.2% to $13.7 million for the second quarter of fiscal 2014 as compared to $12.7 million for the same prior year period. The Isomedix segment's operating income for the first half of fiscal 2014 increased $0.2 million or 0.7% to $28.4 million as compared to $28.2 million in the first half of fiscal 2013. The Isomedix operating margin was 28.9% for the second quarter of fiscal 2014 compared to 28.6% in the same prior year period; while the operating margin was 29.7% in the first half of fiscal 2014 compared to 31.3% in the first half of fiscal 2013. The segment’s operating margin improvement in the second quarter reflects the benefit of increased revenues and improved operating efficiencies. The segment’s operating margins in the fiscal 2014 periods were negatively impacted by several chambers being offline for maintenance as well as higher repairs and maintenance cost in the second quarter fiscal 2014 verses the prior year.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the six months ended September 30, 2013 and 2012:

	Six Months Ended September 30,
(dollars in thousands)	2013	2012
Operating activities:
Net income	$62,060	$70,499
Non-cash items	45,163	44,395
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	(248)	(42,619)
Changes in operating assets and liabilities	(26,930)	39,748
Net cash provided by operating activities	$80,045	$112,023
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(47,110)	$(45,062)
Proceeds from the sale of property, plant, equipment, and intangibles	8	22
Investments in businesses, net of cash acquired	(115)	(276,595)
Net cash used in investing activities	$(47,217)	$(321,635)
Financing activities:
Payments on long-term obligations	$(30,000)	$—
Deferred financing fees and debt issuance costs	(43)	—
Proceeds under credit facilities, net	46,230	224,340
Repurchases of common shares	(18,653)	(2,688)
Cash dividends paid to common shareholders	(23,644)	(20,946)
Stock option and other equity transactions, net	9,159	11,709
Tax benefit from stock options exercised	1,462	1,772
Net cash provided by (used in ) in financing activities	$(15,489)	$214,187
Debt-to-total capital ratio	34.0%	33.0%
Free cash flow	$32,943	$66,983

Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $80.0 million for the first six months of fiscal 2014 as compared with $112.0 million for the first six months of fiscal 2013. The decrease in net cash provided by operating activities in fiscal 2014 is primarily due to payments made in connection with our annual incentive compensation program which did not occur in fiscal 2013. In addition, the fiscal 2013 period reflected strong improvements in working capital management.

Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $47.2 million for the first six months of fiscal 2014 compared with $321.6 million for the first six months of fiscal 2013. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2014 and fiscal 2013:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $47.1 million for the first six months of fiscal 2014 as compared to $45.1 million during the same prior year period.

•
Investments in businesses, net of cash acquired – During the second quarter of fiscal 2013, we used $276.6 million in cash to acquire all the outstanding shares of privately-owned US Endoscopy and related assets.

Net Cash Provided By (Used In) Financing Activities – The net cash used in financing activities amounted to $15.5 million for the first six months of fiscal 2014 compared with net cash provided in financing activities of $214.2 million for the first six months of fiscal 2013. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2014 and fiscal 2013:

•	Payments on long term obligations- During the second quarter of fiscal 2014 we repaid $30.0 million for the senior notes issued in August 2008, which matured in August 2013.

•
 Proceeds under credit facilities, net - At September 30, 2013, we had $128.5 million of debt outstanding under our revolving credit facility, reflecting net borrowings of $46.2 million. At September 30, 2012, we had $224.3 million of debt outstanding under our revolving credit facility, reflecting net borrowings of $224.3 million, used to partially fund the acquisition of all the outstanding shares of privately-owned US Endoscopy.

•
Repurchases of common shares – During the first six months of fiscal 2014, we paid for the repurchase of 411,795 of our common shares. We also obtained 32,008 of our common shares in connection with stock based compensation awards for an aggregate amount of $18.7 million. During the same period in fiscal 2013, we paid for the repurchase of 46,949 of our common shares. We also obtained 46,076 of our common shares in connection with stock based compensation award programs for an aggregate amount of $2.7 million.

•
Cash dividends paid to common shareholders – During the first six months of fiscal 2014, we paid total cash dividends of $23.6 million, or $0.40 per outstanding common share. During the first six months of fiscal 2013, we paid total cash dividends of $20.9 million, or $0.36 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During the first six months of fiscal 2014 and fiscal 2013, we received cash proceeds totaling $9.2 million and $11.7 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $32.9 million in the first six months of fiscal 2014 compared to $67.0 million in the prior year first six months. The decrease in free cash flow is primarily due to payments made in connection with our annual incentive compensation program in fiscal 2014 which did not occur in fiscal 2013, as well as the impact of strong working capital improvements in fiscal 2013. Our debt-to-total capital ratio was 34.0% at September 30, 2013 and 33.0% at September 30, 2012.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013. Our commercial commitments were approximately $46.7 million at September 30, 2013 reflecting a net increase of $0.9 million in surety bonds and other commercial commitments from March 31, 2013. Our outstanding borrowing under the Credit Agreement was $128.5 million as of September 30, 2013. There were no letters of credit outstanding under the Credit Agreement at September 30, 2013.

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

International Operations
Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2014, our revenues were unfavorably impacted by $0.6 million, or 0.2%, and income before taxes was favorably impacted by $0.8 million, or 1.7%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2014, our revenues were unfavorably impacted by $0.9 million, or 0.1%, and income before taxes was unfavorably impacted by $1.4 million, or 1.7%, as a result of foreign currency movements relative to the U.S. dollar.

Forward-Looking Statements

This Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," "outlook," "impact," "potential," "confidence," "improve," "optimistic," "deliver," "comfortable," "trend", and "seeks," or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, transition, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products, the consent decree, the transition or rebate program, or the class action settlement, are summaries only and should not be considered the specific terms of the decree, settlement, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the April 20, 2010 consent decree, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect

Company performance, results, prospects or value, (d) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, and the transition from the SYSTEM 1 processing system and adjustments to related reserves or those matters described in our Form 10-K for the year ended March 31, 2013 and other securities filings, may adversely impact Company performance, results, prospects or value, (g) the possibility that anticipated financial results or benefits of recent acquisitions will not be realized or will be other than anticipated, (h) the effect of the contraction in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (i) those risks described in our securities filings including our Annual Report on Form 10-K for the year ended March 31, 2013.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of fiscal 2014, we obtained 11,701 of our common shares in connection with stock based compensation award programs. We repurchased 320,600 of our shares during the second quarter of fiscal 2014. When we do make repurchases, they are made pursuant to a single repurchase program which was approved by our Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of September 30, 2013, $93.1 million in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the second quarter of fiscal 2014 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
July 1-31	108,400		$44.36		108,400	$102,139
August 1-31	93,400		43.01		93,400	98,122
September 1-30	118,800		42.29		118,800	93,099
Total	320,600	(1)	$43.20	(1)	320,600	$93,099

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Description of Non-Employee Director Compensation Arrangements

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer
November 8, 2013

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Description of Non-Employee Director Compensation Arrangements

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.