Form 10-Q
period 2013-12-31
STERIS CORP
filed 2014-02-07
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of January 31, 2014: 58,930,169

STERIS Corporation and Subsidiaries
Form 10-Q

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2013	March 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,337	$142,008
Accounts receivable (net of allowances of $8,784 and $10,043, respectively)	267,721	275,937
Inventories, net	159,899	144,443
Deferred income taxes, net	17,681	21,195
Prepaid expenses and other current assets	18,275	30,357
Total current assets	620,913	613,940
Property, plant, and equipment, net	444,946	431,952
Goodwill and intangibles, net	700,487	704,424
Other assets	11,460	10,793
Total assets	$1,777,806	$1,761,109
Liabilities and equity
Current liabilities:
Accounts payable	$80,322	$79,374
Accrued income taxes	2,721	—
Accrued payroll and other related liabilities	49,361	54,316
Accrued expenses and other	68,981	85,147
Total current liabilities	201,385	218,837
Long-term indebtedness	474,740	492,290
Deferred income taxes, net	45,881	44,924
Other liabilities	46,055	58,078
Total liabilities	$768,061	$814,129
Commitments and contingencies (see note 9)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 58,908 and 58,759 shares outstanding, respectively	243,559	239,648
Common shares held in treasury, 11,132 and 11,281 shares, respectively	(325,517)	(321,801)
Retained earnings	1,085,740	1,031,183
Accumulated other comprehensive income	3,989	(4,088)
Total shareholders’ equity	1,007,771	944,942
Noncontrolling interest	1,974	2,038
Total equity	1,009,745	946,980
Total liabilities and equity	$1,777,806	$1,761,109
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues:
Product	$252,616	$243,722	$710,853	$689,125
Service	152,935	136,683	446,112	384,561
Total revenues	405,551	380,405	1,156,965	1,073,686
Cost of revenues:
Product	144,884	139,683	408,051	392,311
Service	96,892	87,600	283,787	237,880
Total cost of revenues	241,776	227,283	691,838	630,191
Gross profit	163,775	153,122	465,127	443,495
Operating expenses:
Selling, general, and administrative	95,497	75,953	280,087	236,767
Research and development	11,580	10,415	36,960	29,579
Restructuring expenses	808	(386)	878	(570)
Total operating expenses	107,885	85,982	317,925	265,776
Income from operations	55,890	67,140	147,202	177,719
Non-operating expenses, net:
Interest expense	4,672	4,207	14,527	10,586
Interest income and miscellaneous expense	(241)	(338)	(715)	(629)
Total non-operating expenses, net	4,431	3,869	13,812	9,957
Income before income tax expense	51,459	63,271	133,390	167,762
Income tax expense	22,953	15,174	42,824	49,166
Net income	$28,506	$48,097	$90,566	$118,596
Net income per common share
Basic	$0.48	$0.82	$1.54	$2.04
Diluted	$0.48	$0.82	$1.52	$2.02
Cash dividends declared per common share outstanding	$0.21	$0.19	$0.61	$0.55

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income	$28,506	$48,097	90,566	118,596
Unrealized gain (loss) on available for sale securities	157	(3)	252	(20)
Amortization of pension and postretirement benefit plans costs, net of taxes of $89, $117, $267 and $351, respectively	(140)	(184)	(419)	(543)
Change in cumulative foreign currency translation adjustment	945	2,269	8,244	(2,964)
Total other comprehensive income (loss)	962	2,082	8,077	(3,527)
Comprehensive income	$29,468	$50,179	$98,643	$115,069

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2013	2012
Operating activities:
Net income	$90,566	$118,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	55,689	48,508
Deferred income taxes	4,019	22,064
Share-based compensation expense	8,930	6,353
Loss on the disposal of property, plant, equipment, and intangibles, net	1,795	292
Other items	1,331	(211)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	9,859	52,889
Inventories, net	(14,431)	10,065
Other current assets	12,040	(17,366)
Accounts payable	1,233	(13,397)
Accrued SYSTEM 1 Rebate Program and class action settlement	(247)	(63,516)
Accruals and other, net	(28,611)	16,659
Net cash provided by operating activities	142,173	180,936
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(64,778)	(63,878)
Proceeds from the sale of property, plant, equipment, and intangibles	4,739	29
Acquisition of businesses, net of cash acquired	(8,443)	(399,415)
Net cash used in investing activities	(68,482)	(463,264)
Financing activities:
Proceeds from the issuance of long-term obligations	—	100,000
Payments on long-term obligations	(70,000)	—
Deferred financing fees and debt issuance costs	(43)	(1,581)
Proceeds under credit facilities, net	52,450	210,890
Repurchases of common shares	(23,236)	(7,893)
Cash dividends paid to common shareholders	(36,009)	(32,045)
Stock option and other equity transactions, net	11,877	14,517
Tax benefit from stock options exercised	1,864	2,161
Net cash provided by (used in) financing activities	(63,097)	286,049
Effect of exchange rate changes on cash and cash equivalents	4,735	1,345
Increase in cash and cash equivalents	15,329	5,066
Cash and cash equivalents at beginning of period	142,008	150,821
Cash and cash equivalents at end of period	$157,337	$155,887

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2013 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2014.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

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

2. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and nine months ended December 31, 2013 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$381	$286	$(5,463)	$(5,184)	$8,109	$810	$3,027	$(4,088)
Other Comprehensive Income (Loss) before reclassifications	112	155	288	866	872	8,924	1,272	9,945
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	45	97	(428)	(1,285)	73	(680)	(310)	(1,868)
Net current-period Other Comprehensive Income (Loss)	157	252	(140)	(419)	945	8,244	962	8,077
Balance December 31, 2013	$538	$538	$(5,603)	$(5,603)	$9,054	$9,054	$3,989	$3,989

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
(3) Realized gain (loss) on intra-entity foreign currency transactions that are of long term investment nature are reported in the selling, general and administrative expense line of the Consolidated Statements of Income.

3. Property, Plant and Equipment

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

Information related to the major categories of our depreciable assets is as follows:

	December 31, 2013	March 31, 2013
Land and land improvements (1)	$34,400	$36,355
Buildings and leasehold improvements	249,165	242,885
Machinery and equipment	350,560	331,953
Information systems	101,336	96,567
Radioisotope	255,753	237,516
Construction in progress (1)	38,463	36,032
Total property, plant, and equipment	1,029,677	981,308
Less: accumulated depreciation and depletion	(584,731)	(549,356)
Property, plant, and equipment, net	$444,946	$431,952

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	December 31, 2013	March 31, 2013
Raw materials	$59,401	$54,456
Work in process	28,603	24,300
Finished goods	102,870	96,616
LIFO reserve	(16,039)	(18,944)
Reserve for excess and obsolete inventory	(14,936)	(11,985)
Inventories, net	$159,899	$144,443

5. Debt

Indebtedness was as follows:

	December 31, 2013	March 31, 2013
Private Placement	$340,000	$410,000
Credit Facilities	134,740	82,290
Total long term debt	$474,740	$492,290

On December 6, 2013 we executed an agreement with PNC Bank, National Association (the “Bank”), providing for the extension of a $15,000 line of credit (the “Swing Line Facility”) to the Company. Borrowings under the Swing Line Facility are evidenced by a promissory note issued by the Company (the “Note”). The Company may borrow, repay and reborrow from time to time under the Swing Line Facility until its maturity date. The maturity date is the earlier of (i) December 5, 2014, or such later date as may be designated by the Bank, or (ii) the date on which the Bank is no longer a lender under the Company’s Third Amended and Restated Credit Agreement dated April 13, 2012, as amended, or a replacement credit agreement. The maturity date may be accelerated in the case of certain defaults. Borrowings bear interest at a rate per annum from time to time equal to the sum of the Daily LIBOR Rate (as defined in the Note) and the Applicable Margin (calculated as provided in the Note) and the interest is payable monthly.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013.

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2013	March 31, 2013
Accrued payroll and other related liabilities:
Compensation and related items	$20,391	$12,078
Accrued vacation/paid time off	7,159	6,739
Accrued bonuses	9,954	22,342
Accrued employee commissions	8,391	9,656
Other postretirement benefit obligations-current portion	3,271	3,271
Other employee benefit plans' obligations-current portion	195	230
Total accrued payroll and other related liabilities	$49,361	$54,316
Accrued expenses and other:
Deferred revenues	$37,126	$40,422
Self-insured risk reserves-current portion	3,356	3,726
Accrued dealer commissions	8,684	8,545
Accrued warranty	8,795	12,734
Other	11,020	19,720
Total accrued expenses and other	$68,981	$85,147
Other liabilities:
Self-insured risk reserves-long-term portion	$11,552	$11,552
Other postretirement benefit obligations-long-term portion	19,247	21,278
Defined benefit pension plans obligations-long-term portion	5,846	6,890
Other employee benefit plans obligations-long-term portion	5,963	5,349
Accrued long-term income taxes	—	9,670
Other	3,447	3,339
Total other liabilities	$46,055	$58,078

7. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended December 31, 2013 and 2012 were 44.6% and 24.0%, respectively. During the third quarter of fiscal 2014, we were unfavorably impacted by discrete item adjustments and pretax losses in jurisdictions for which no tax benefit is recognized. Conversely, during the third quarter of fiscal 2013, we benefited from higher projected income in lower tax rate jurisdictions and favorable discrete item adjustments.

The effective income tax rates for the nine-month periods ended December 31, 2013 and 2012 were 32.1% and 29.3%, respectively. The effective tax rate for the first nine months of fiscal 2014 includes a benefit from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination. The effective tax rate for the first nine months of 2013 includes the benefit of higher projected income in lower tax rate jurisdictions and a large favorable discrete item adjustment due to the realization of a deduction related to the closure of our Swiss manufacturing operations.

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, and adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

As of March 31, 2013, we had $9,362 in unrecognized tax benefits, of which all would favorably impact the effective tax rate if recognized. As of December 31, 2013, we had no unrecognized tax benefits and we have not recorded any liability for interest and penalties.

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

8. Benefit Plans

We provide defined benefit pension plans for former manufacturing and plant administrative personnel as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain former employees, we sponsor an unfunded postretirement welfare benefits plan for two groups of United States former employees, including the same former employees who receive pension benefits under the United States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013.

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Three Months Ended December 31,	2013	2012	2013	2012
Service cost	$40	$37	$—	$—
Interest cost	450	523	171	217
Expected return on plan assets	(861)	(834)	—	—
Amortization of loss	365	333	223	181
Amortization of prior service cost	—	—	(816)	(816)
Net periodic benefit cost (income)	$(6)	$59	$(422)	$(418)

	Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Nine Months Ended December 31,	2013	2012	2013	2012
Service cost	$120	$112	$—	$—
Interest cost	1,349	1,569	512	650
Expected return on plan assets	(2,582)	(2,503)	—	—
Amortization of loss	1,094	1,000	668	544
Amortization of prior service cost	—	—	(2,447)	(2,447)
Net periodic benefit cost (income)	$(19)	$178	$(1,267)	$(1,253)

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

9. Commitments and Contingencies

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

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
For the Three and Nine Months Ended December 31, 2013 and 2012
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
The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and nine month periods ended December 31, 2013, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013.
Financial information for each of our segments is presented in the following tables:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues:
Healthcare (1)	$291,831	$271,096	$828,051	$757,430
Life Sciences	64,128	65,043	182,425	180,116
Isomedix	49,157	43,392	144,792	133,732
Total reportable segments	405,116	379,531	1,155,268	1,071,278
Corporate and other	435	874	1,697	2,408
Total revenues	$405,551	$380,405	$1,156,965	$1,073,686
Operating income:
Healthcare (2)	$31,238	$45,478	$72,111	$110,355
Life Sciences	12,092	12,798	38,672	35,201
Isomedix	14,054	11,103	42,484	39,348
Total reportable segments	57,384	69,379	153,267	184,904
Corporate and other	(1,494)	(2,239)	(6,065)	(7,185)
Total operating income	$55,890	$67,140	$147,202	$177,719
(1) Includes an increase of $20,400 in the fiscal 2013 nine months ended December 31, 2012 period, resulting from adjustments related to the SYSTEM 1 Rebate Program.
(2) Includes an increase of $15,800 in the fiscal 2013 three months ended December 31, 2012 period and $37,300 in the fiscal 2013 nine months ended December 31, 2012 period, resulting from adjustments related to the SYSTEM 1 Rebate Program and class action settlement.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	58,885	58,425	58,972	58,200
Dilutive effect of common share equivalents	800	547	774	492
Weighted average common shares outstanding and common share equivalents—diluted	59,685	58,972	59,746	58,692

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
(shares in thousands)
Number of common share options	304	569	336	787

12. Repurchases of Common Shares

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

During the first nine months of fiscal 2014, we repurchased 515,380 of our common shares as part of our Board authorized repurchase program and obtained 43,466 of our common shares in connection with stock based compensation award programs. At December 31, 2013, $89,172 of STERIS common shares remained authorized for repurchase pursuant to the most recent Board approved repurchase authorization (the March 2008 Board Authorization). Also, 11,131,919 common shares were held in treasury at December 31, 2013.

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and common share grants. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us and has not met specific age and service requirements. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date for grantees who have met specified age and service requirements. There are a total of 3,385,314 shares that remain available for grant under the long-term incentive plan as of December 31, 2013.

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

The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2014 and fiscal 2013:

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

A summary of share option activity is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2013	2,657,133	$28.40
Granted	322,710	45.26
Exercised	(454,301)	25.89
Forfeited	(17,350)	35.50
Canceled	(450)	23.62
Outstanding at December 31, 2013	2,507,742	$30.98	5.70 years	$42,803
Exercisable at December 31, 2013	1,819,558	$28.29	4.65 years	$35,948

We estimate that 679,203 of the non-vested stock options outstanding at December 31, 2013 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $48.05 closing price of our common shares on December 31, 2013 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first nine months of fiscal 2014 and fiscal 2013 was $8,620 and $5,603, respectively. Net cash proceeds from the exercise of stock options were $11,877 and $14,517 for the first nine months of fiscal 2014 and fiscal 2013, respectively. The tax benefit from stock option exercises was $1,864 and $2,161 for the first nine months of fiscal 2014 and fiscal 2013, respectively.

The weighted average grant date fair value of stock option grants was $10.59 and $7.32 for the first nine months of fiscal 2014 and fiscal 2013, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that in some cases they are settled in cash upon exercise, and therefore in those situations are classified as liabilities. The fair value of the outstanding SARS as of December 31, 2013 and 2012 was $1,473 and $888, respectively. The fair value of cash settled outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2013	737,343	—	$32.81
Granted	253,136	32,796	45.19
Vested	(61,719)	(17,470)	37.33
Canceled	(26,203)	—	34.64
Non-vested at December 31, 2013	902,557	15,326	$36.22

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and share units that vested during the first nine months of fiscal 2014 was $2,956.

Cash settled restricted share units carry generally the same terms and vesting requirements as stock settled restricted share units except that in some cases they are settled in cash upon vesting, and therefore in those situations are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of December 31, 2013 and 2012 was $1,330 and $1,208, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

As of December 31, 2013, there was a total of $22,814 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.33 years.

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

Changes in our warranty liability during the first nine months of fiscal 2014 were as follows:

Balance, March 31, 2013	$12,734
Warranties issued during the period	2,341
Settlements made during the period	(6,280)
Balance, December 31, 2013	$8,795

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $28,301 and $35,258 as of December 31, 2013 and March 31, 2013, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

15. Forward and Swap Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2013, we held foreign currency forward contracts to buy 114.7 million Mexican pesos and 15 million Canadian dollars and to sell 3.5 million Swiss francs and 24.7 million Mexican pesos.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2013
Prepaid & Other	$—	$161	$—	$—
Accrued expenses and other	$—	$—	$388	$128

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2013	2012	2013	2012
Foreign currency forward contracts	Selling, general and administrative	$(271)	$(90)	$(842)	$24
Commodity swap contracts	Cost of revenues	$—	$(169)	$(57)	$(211)

16. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2013 and December 31, 2013:

			Fair Value Measurements at December 31, 2013 and March 31, 2013 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31
Assets:
Cash and cash equivalents (1)	$157,337	$142,008	$147,175	$135,277	$10,162	$6,731	$—	$—
Forward and swap contracts (2)	—	161	—	—	—	161	—	—
Investments (3)	3,399	3,139	3,399	3,139	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$388	$128	$—	$—	$388	$128	$—	$—
Deferred compensation plans (3)	3,488	3,218	3,488	3,218	—	—	—	—
Long term debt (4)	474,740	492,290	—	—	488,828	531,856	—	—
Contingent consideration obligations (5)	5,226	5,453	—	—	—	—	5,226	5,453

(1)	Money market fund holdings are classified as level two as active market quoted prices are not available.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the consolidated balance sheets as accrued expense (short-term) and other liabilities (long-term), as appropriate based on the contractual payment dates.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are summarized as follows:

Contingent Consideration
Balance at March 31, 2013	$5,453
Additions	87
Foreign currency translation adjustments (1)	(314)
Balance at December 31, 2013	$5,226
(1) Reported in other comprehensive income (loss).

17. Business Acquisitions

On December 31, 2013, we purchased the assets and assumed certain liabilities of Florida Surgical Repair, Inc. ("FSR"), a provider of surgical instrument and surgical equipment repair services to hospitals and surgery centers in Florida.
The purchase price was approximately $5,779, subject to a customary working capital adjustment. FSR will be integrated into the Healthcare business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date. A Customer relationship intangible of $2,765, tangible and financial net assets of $883 and goodwill of $2,131 have been recorded.
We recorded an insignificant amount of acquisition related costs which are reported in selling, general and administrative expenses. The Consolidated Financial Statements will include the operating results of FSR from the date of acquisition. Pro-forma results of operations for fiscal 2014 and 2013 periods have not been presented because the effects of the acquisition were not material to our financial results.

18. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended December 31, 2013. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K dated May 30, 2013.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries (“STERIS”) as of December 31, 2013, the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended December 31, 2013 and 2012, and cash flows for the nine-month periods ended December 31, 2013 and 2012. These financial statements are the responsibility of STERIS management.

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
February 7, 2014

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2014 and fiscal 2013. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

General Company Overview and Executive Summary

Our mission is to help our Customers create a healthier and safer world by providing innovative healthcare and life science product and service solutions around the globe. Our dedicated employees around the world work together to supply a broad range of solutions by offering a combination of capital equipment, consumables, and services to healthcare, pharmaceutical, industrial, and governmental Customers.
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
We also are pursuing a strategy of expanding into adjacent markets with acquisitions. In August 2012, we purchased United States Endoscopy Group ("USE"), a leader in the design, manufacture and sale of therapeutic and diagnostic medical devices and support accessories used in the gastrointestinal endoscopy markets worldwide. In October 2012, we acquired Spectrum Surgical Instruments Corp ("Spectrum"), and Total Repair Express ("TRE"), providers of surgical instrument repair services and instrument care products to hospitals and surgery centers in the United States. In December 2012, we purchased the remaining interests in our operating room integration joint venture, VTS Medical Systems, LLC ("VTS"). In December 2013, we purchased Florida Surgical Repair ("FSR"), a provider of surgical instrument and surgical equipment repair services.
We are also investing in several manufacturing in-sourcing projects for the purpose of improving quality, cost and delivery of our products to our Customers.
Fiscal 2014 third quarter revenues were $405.6 million representing an increase of 6.6% over the fiscal 2013 third quarter revenues of $380.4 million. Fiscal 2014 first nine months revenues were $1,157.0 million representing an increase of 7.8% over the first nine months of fiscal 2013 revenues of $1,073.7 million. Excluding the positive impact of the $20.4 million adjustment related to the SYSTEM 1 Rebate Program made during the fiscal 2013 second quarter, fiscal 2014 first nine months revenues increased 9.8% from adjusted 2013 first nine months revenues of $1,053.3 million (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase in the third quarter is primarily attributable to growth within the Healthcare and Isomedix business segments. The increase in the nine months period is attributable to the fiscal 2013 acquisitions and revenue growth in all three business segments.
Fiscal 2014 third quarter gross margin percentage was 40.4% compared with 40.3% for the fiscal 2013 third quarter, while fiscal 2014 first nine months gross margin percentage was 40.2% compared with 41.3% for the first nine months of fiscal 2013. Excluding the impact of the $21.5 million SYSTEM 1 Rebate Program adjustment made during the second quarter of fiscal 2013, the adjusted gross margin percentage was 40.1% for the first nine months of fiscal 2013 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The key factors impacting the gross margin percentage were our fiscal 2013 acquisitions, favorable product mix and pricing, which were offset by the negative impacts of the Medical Device Excise Tax and investments in in-sourcing.
Fiscal 2014 third quarter operating income was $55.9 million, compared to fiscal 2013 third quarter operating income of $67.1 million. Fiscal 2014 first nine months operating income was $147.2 million compared to the fiscal 2013 first nine months operating income of $177.7 million. Excluding the SYSTEM 1 class action adjustment of $15.8 million made during the third fiscal 2013 quarter, adjusted operating income increased 8.9% from $51.3 million for the third quarter of fiscal 2013 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Excluding the SYSTEM 1 Rebate Program and class action adjustments of $37.3 million made during the first nine months of fiscal 2013, adjusted operating income increased 4.8% in the current fiscal year from $140.4 million for the first nine months of fiscal 2013 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase in adjusted operating income in the fiscal 2014 third quarter over the prior year quarter was primarily attributable to increased revenues within the Healthcare and Isomedix business segments, which was partially offset by the Medical Device Excise tax, the negative impact of foreign currency rates, increased spending for research and development and investments in in-sourcing. The increase in adjusted operating income in the first nine months of fiscal 2014 over the prior year's same fiscal period was attributable to increased revenues within all three business segments, primarily attributable to the contribution of the fiscal 2013 acquisitions, which was partially offset by the Medical Device Excise tax, the negative impact of foreign currency rates, increased spending for research and development and investments in in-sourcing.
Cash flows from operations were $142.2 million and free cash flow was $82.1 million in the first nine months of fiscal 2014 compared to cash flows from operations of $180.9 million and free cash flow of $117.1 million in the first nine months of fiscal 2013 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The decrease in free cash flow is primarily due to payments made in connection with our annual incentive compensation program in fiscal 2014 which did not occur in fiscal 2013, as well as the impact of strong working capital improvements in fiscal 2013. Our debt-to-total capital ratio was 32.0% at December 31, 2013 and 34.3% at March 31, 2013. During the first nine months of fiscal 2014, we declared and paid quarterly cash dividends of $0.61 per common share.
Additional information regarding our financial performance during the fiscal third quarter and first nine months of 2014 is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2014, our revenues were unfavorably impacted by $0.5 million, or 0.1%, and income before taxes was unfavorably impacted by $1.1 million, or 2.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2014, our revenues were unfavorably impacted by $1.4 million, or 0.1%, and income before taxes was unfavorably impacted by $2.5 million, or 1.9%, as a result of foreign currency movements relative to the U.S. dollar.

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

We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments and growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the nine month periods ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
(dollars in thousands)	2013	2012
Net cash flows provided by operating activities	$142,173	$180,936
Purchases of property, plant, equipment and intangibles, net	(64,778)	(63,878)
Proceeds from the sale of property, plant, equipment and intangibles	4,739	29
Free cash flow	$82,134	$117,087

To supplement our financial results presented in accordance with U.S. GAAP, we have sometimes referred to certain measures of revenues, gross profit, gross profit percentage, and the Healthcare segment results of operations in the section of MD&A titled, "Results of Operations" excluding the impact of adjustments recorded in connection with the SYSTEM 1 Rebate Program and class action settlement in the third quarter and first nine months of fiscal 2013. These items had a significant impact on the fiscal 2013 measures and the corresponding trend in each of these measures. We provide adjusted measures to give the reader a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. These measures are used by management and the Board of Directors in making comparisons to our historical operating results and analyzing the underlying performance of our operations. The tables below provide a reconciliation of each of these measures to its most directly comparable GAAP financial measure.

	Three Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2013	2012	2013	2012
Reported revenues	$405,551	$380,405	$1,156,965	$1,073,686
Impact of the SYSTEM 1 Rebate Program	—	—	—	(20,400)
Adjusted revenues	$405,551	$380,405	$1,156,965	$1,053,286

Reported capital equipment revenues	$149,578	$147,068	$408,775	$435,162
Impact of the SYSTEM 1 Rebate Program	—	—	—	(20,400)
Adjusted capital equipment revenues	$149,578	$147,068	$408,775	$414,762

Reported United States revenues	$314,589	$281,411	$900,592	$815,604
Impact of the SYSTEM 1 Rebate Program	—	—	—	(20,400)
Adjusted United States Revenues	$314,589	$281,411	$900,592	$795,204

Reported Healthcare revenues	$291,831	$271,096	$828,051	$757,430
Impact of the SYSTEM 1 Rebate Program	—	—	—	(20,400)
Adjusted Healthcare revenues	$291,831	$271,096	$828,051	$737,030

Healthcare capital revenues	$124,777	$119,471	$342,782	$366,840
Impact of SYSTEM 1 Rebate Program	—	—	—	(20,400)
Adjusted Healthcare capital revenues	$124,777	$119,471	$342,782	$346,440

Reported gross profit	$163,775	$153,122	$465,127	$443,495
Impact of the SYSTEM 1 Rebate Program	—	—	—	(21,500)
Adjusted gross profit	$163,775	$153,122	$465,127	$421,995

Reported gross profit percentage	40.4%	40.3%	40.2%	41.3%
Impact of the SYSTEM 1 Rebate Program	—%	—%	—%	(1.2)%
Adjusted gross profit percentage	40.4%	40.3%	40.2%	40.1%

Reported operating income	$55,890	$67,140	$147,202	$177,719
Impact of the SYSTEM 1 Rebate Program and class action settlement	—	(15,800)	—	(37,300)
Adjusted operating income	$55,890	$51,340	$147,202	$140,419

Reported Healthcare operating income	$31,238	$45,478	$72,111	$110,355
Impact of the SYSTEM 1 Rebate Program and class action settlement	—	(15,800)	—	(37,300)
Adjusted Healthcare operating income	$31,238	$29,678	$72,111	$73,055

Reported income tax expense	$22,953	$15,174	$42,824	$49,166
Impact of the SYSTEM 1 Rebate Program and class action settlement	—	(6,162)	—	(14,547)
Adjusted income tax expense	$22,953	$9,012	$42,824	$34,619

Reported selling, general and administrative expenses	$95,497	$75,953	$280,087	$236,767
Impact of the SYSTEM 1 class action settlement	—	15,800	—	15,800
Adjusted selling, general and administrative expenses	$95,497	$91,753	$280,087	$252,567

Reported effective income tax rate	44.6%	24.0%	32.1%	29.3%
Impact of the SYSTEM 1 Rebate Program and class action settlement	—%	(5.0)%	—%	(2.8)%
Adjusted effective income tax rate	44.6%	19.0%	32.1%	26.5%

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and the first nine months of fiscal 2014 compared with the same fiscal 2013 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2013 to the revenues for the three and nine months ended December 31, 2012:

	Three Months Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change
Total revenues	$405,551	$380,405	$25,146	6.6%

Revenues by type:
Capital equipment revenues	149,578	147,068	2,510	1.7%
Consumable revenues	103,038	96,654	6,384	6.6%
Service revenues	152,935	136,683	16,252	11.9%

Revenues by geography:
United States revenues	314,589	281,411	33,178	11.8%
International revenues	90,962	98,944	(7,982)	(8.1)%

	Nine Months Ended December 31,			Percent
(dollars in thousands)	2013	2012	Change	Change
Total revenues	$1,156,965	$1,073,686	$83,279	7.8%

Revenues by type:
Capital equipment revenues	408,775	435,162	(26,387)	(6.1)%
Consumable revenues	302,078	253,963	48,115	18.9%
Service revenues	446,112	384,561	61,551	16.0%

Revenues by geography:
United States revenues	900,592	815,604	84,988	10.4%
International revenues	256,373	258,082	(1,709)	(0.7)%
Quarter over Quarter Comparison

Revenues increased $25.1 million, or 6.6%, to $405.6 million for the quarter ended December 31, 2013, as compared to $380.4 million for the same quarter in prior year. Capital equipment revenues increased $2.5 million or 1.7% in the fiscal 2014 third quarter as compared to the same prior year quarter. The increase was attributable to growth in the United States partially offset by declines in international markets. Consumable revenues increased 6.6% to $103.0 million in the quarter ended December 31, 2013, as compared to the prior year quarter, driven largely by increased volumes in the United States, Europe and Latin America. Service revenues increased 11.9% in the third quarter of fiscal 2014 with growth in all three business segments but primarily driven by growth in the United States within the Healthcare and Isomedix business segments.
United States revenues increased $33.2 million, or 11.8%, to $314.6 million for the quarter ended December 31, 2013, as compared to $281.4 million for the same prior year quarter. This increase reflects growth of 13.2%, 7.9% and 13.6%, in capital equipment, consumable and service revenues, respectively.
International revenues decreased $8.0 million, or 8.1%, to $91.0 million for the quarter ended December 31, 2013, as compared to $98.9 million for the same prior year quarter. This decrease reflects declines in Canada, Europe and in the Asia Pacific region. Revenues in the Latin American region were essentially flat.
First Nine Months over First Nine Months Comparison

Revenues increased $83.3 million or 7.8% to $1,157.0 million for the first nine months of fiscal 2014, as compared to $1,073.7 million for the same prior year period. Fiscal 2014 first nine months revenues increased 9.8% from fiscal 2013 first nine months adjusted revenues of $1,053.3 million, which excludes the impact of the $20.4 million revenue adjustment related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Capital equipment revenues for the first nine months of fiscal 2014 decreased $26.4 million or 6.1% compared to the prior year period.

Capital equipment revenues for the first nine months of fiscal 2013 were favorably impacted by the $20.4 million adjustment related to the SYSTEM 1 Rebate Program. Fiscal 2014 capital equipment revenues of $408.8 million decreased 1.4% over adjusted capital equipment revenues for the first nine months of fiscal 2013 of $414.8 million, driven by declines in international revenues and SYSTEM 1E unit shipments (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Consumable revenues for the first nine months of fiscal 2014 increased 18.9% over the first nine months of fiscal 2013 driven largely by the fiscal 2013 acquisitions within the Healthcare segment as well as growth within the Life Sciences business segment. Consumable revenues were up in all geographic regions. Service revenues during the first nine months of fiscal 2014 increased 16.0% over the first nine months of fiscal 2013 primarily driven by the fiscal 2013 acquisition of the instrument repair businesses and growth of 8.3% in the Isomedix business segment, as well as increases in other service offerings.
United States revenues for the first nine months of fiscal 2014 were $900.6 million, an increase of $85.0 million or 10.4% over the the first nine months of fiscal 2013 revenues of $815.6 million. United States revenues for the first nine months of fiscal 2014 increased $105.4 million or 13.3% over the adjusted United States revenues for the first nine months of the prior year period of $795.2 million, which exclude the impact of the $20.4 million adjustment related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). These increases reflect growth in all three business segments, although the most significant driver of the growth was consumable and service revenues derived from the fiscal 2013 acquisitions.
International revenues for the first nine months of fiscal 2014 were $256.4 million, an decrease of 0.7% over the first nine months of fiscal 2013 revenues of $258.1 million. Revenue declines in Canada and in the Asia Pacific region more than offset growth in Europe.
Revenues by segment are further discussed in the section of MD&A titled, "Business Segment Results of Operations."

Gross Profit. The following tables compare our gross profit for the three and nine months ended December 31, 2013 to the three and nine months ended December 31, 2012:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Gross profit:
Product	$107,732	$104,039	$3,693	3.5%
Service	56,043	49,083	6,960	14.2%
Total gross profit	$163,775	$153,122	$10,653	7.0%
Gross profit percentage:
Product	42.6%	42.7%
Service	36.6%	35.9%
Total gross profit percentage	40.4%	40.3%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Gross profit:
Product	$302,802	$296,814	$5,988	2.0%
Service	162,325	146,681	15,644	10.7%
Total gross profit	$465,127	$443,495	$21,632	4.9%
Gross profit percentage:
Product	42.6%	43.1%
Service	36.4%	38.1%
Total gross profit percentage	40.2%	41.3%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the third quarter of fiscal 2014 amounted to 40.4% as compared to the third quarter of fiscal 2013 gross profit percentage of 40.3%. The key factors impacting the change in the gross profit percentage were favorable product mix (90 basis points), which was offset by the negative impacts of the Medical Device Excise Tax (50 basis points) and investments in in-sourcing.
Gross profit percentage for the first nine months of fiscal 2014 was 40.2% compared to the gross profit percentage in the first nine months of fiscal 2013 of 41.3%. The primary driver of the decrease in gross margin percentage is the positive impact of the $21.5 million SYSTEM 1 Rebate Program adjustment during the fiscal 2013 second quarter. The first nine months of fiscal 2014 gross profit percentage of 40.2% increased 10 basis points over the adjusted first nine months of fiscal 2013 gross profit percentage of 40.1%, which excludes the impact of the $21.5 million revenue and cost of goods sold adjustments related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Other key factors impacting the change in gross profit percentage over adjusted fiscal 2013 gross profit percentage were the fiscal year 2013 acquisitions (90 basis points), pricing (40 basis points), and favorable product mix (40 basis points), which were offset by the Medical Device Excise Tax (50 basis points) and investments in in-sourcing. Also, in the prior year first nine months, a portion of our field service labor and parts costs were utilized to support warranty work and field upgrades and therefore were classified as selling, general and administrative costs.

Operating Expenses. The following tables compare our operating expenses for the three and nine months ended December 31, 2013 to the three and nine months ended December 31, 2012:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating expenses:
Selling, general, and administrative	$95,497	$75,953	$19,544	25.7%
Research and development	11,580	10,415	1,165	11.2%
Restructuring expenses	808	(386)	1,194	NM
Total operating expenses	$107,885	$85,982	$21,903	25.5%
NM - Not meaningful.

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating expenses:
Selling, general, and administrative	$280,087	$236,767	$43,320	18.3%
Research and development	36,960	29,579	7,381	25.0%
Restructuring expenses	878	(570)	1,448	NM
Total operating expenses	$317,925	$265,776	$52,149	19.6%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 25.7% in the third quarter of fiscal 2014 over the third quarter of fiscal 2013, and increased 18.3% in the first nine months of fiscal 2014 over the first nine months of fiscal 2013. During the third quarter of fiscal 2013, we adjusted the liability related to the SYSTEM 1 class action settlement. The pre-tax adjustment of $15.8 million was recorded as a reduction to operating expenses. Adjusted SG&A expenses, excluding the impact of the SYSTEM 1 class action settlement for the third quarter and first nine months of fiscal 2013 were $91.8 and $252.6 million, respectively (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). These increases in SG&A expenses in the third quarter and first nine months of fiscal 2014 over the adjusted SG&A expenses for the prior fiscal year periods were primarily attributable to the addition of operating expenses incurred within our acquired businesses which were partially offset by a decline in warranty costs associated with sales of capital equipment. In addition we recorded a fair value adjustment of $1.0 million related to a deferred payment of purchase price for the fiscal 2012 acquisition of Sercon.
For the three month period ended December 31, 2013, research and development expenses increased 11.2% over the same prior year period. For the first nine months of fiscal 2014, research and development expenses were $37.0 million, representing an increase of 25.0% compared to the same fiscal 2013 period. Research and development expenses are influenced by the number of in-process projects and labor hours and other costs associated with these projects. The third quarter of fiscal 2014 includes expenses for research and development incurred within the operations of VTS which was acquired in fiscal 2013, as well as increased spending in our European operations. The first nine months of fiscal 2014 includes expenses for research and development incurred within the operations of the businesses acquired in fiscal 2013, as well as an unfavorable adjustment arising from a disallowance of foreign government R&D subsidies of approximately $0.8 million in the second quarter of fiscal 2014. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2014, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
During the third quarter of fiscal 2014 we sold our former Pieterlen, Switzerland manufacturing facility in conjunction with our 2010 restructuring plan. The net loss of $0.7 million is reported on the restructuring expense line of our Consolidated Statements of Income. The 2010 restructuring plan is described in our Annual Report on Form 10-K for the year ended March 31, 2013 dated May 30, 2013.

Non-Operating Expenses, Net. Non-operating expense, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense, net for the three and nine month periods ended December 31, 2013 and December 31, 2012:

	Three Months Ended December 31,
(dollars in thousands)	2013	2012	Change
Non-operating expenses, net:
Interest expense	$4,672	$4,207	$465
Interest income and miscellaneous expense	(241)	(338)	97
Non-operating expenses, net	$4,431	$3,869	$562

	Nine Months Ended December 31,
(dollars in thousands)	2013	2012	Change
Non-operating expenses, net:
Interest expense	$14,527	$10,586	$3,941
Interest income and miscellaneous expense	(715)	(629)	(86)
Non-operating expenses, net	$13,812	$9,957	$3,855

Interest expense during the three and nine month fiscal 2014 periods increased due to higher outstanding borrowings. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and nine months ended December 31, 2013 to the three and nine months ended December 31, 2012:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Income tax expense	$22,953	$15,174	$7,779	51.3%
Effective income tax rate	44.6%	24.0%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Income tax expense	$42,824	$49,166	$(6,342)	(12.9)%
Effective income tax rate	32.1%	29.3%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and nine months ended December 31, 2013 were 44.6% and 32.1% compared with 24.0% and 29.3% for the same prior year periods.

During the third quarter of fiscal 2014, we were unfavorably impacted by discrete item adjustments and pretax losses in jurisdictions for which no tax benefit is recognized. Conversely, during the third quarter of fiscal 2013, we benefited from higher projected income in lower tax rate jurisdictions and favorable discrete item adjustments. The effective tax rate for the first nine months of fiscal 2014 includes a benefit from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination. The effective tax rate for the first nine months of 2013 includes the benefit of higher projected income in lower tax rate jurisdictions and a large favorable discrete item adjustment due to the realization of a deduction related to the closure of our Swiss manufacturing operations.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013, provides additional information regarding each business segment. The following table compares business segment revenues for the three and nine months ended December 31, 2013 and December 31, 2012:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2013	2012
Revenues:
Healthcare	$291,831	$271,096	$20,735	7.6%
Life Sciences	64,128	65,043	(915)	(1.4)%
Isomedix	49,157	43,392	5,765	13.3%
Total reportable segments	405,116	379,531	25,585	6.7%
Corporate and other	435	874	(439)	(50.2)%
Total Revenues	$405,551	$380,405	$25,146	6.6%

(dollars in thousands)	Nine Months Ended December 31,		Change	Percent Change
	2013	2012
Revenues:
Healthcare (1)	$828,051	$757,430	$70,621	9.3%
Life Sciences	182,425	180,116	2,309	1.3%
Isomedix	144,792	133,732	11,060	8.3%
Total reportable segments	1,155,268	1,071,278	83,990	7.8%
Corporate and other	1,697	2,408	(711)	(29.5)%
Total Revenues	$1,156,965	$1,073,686	$83,279	7.8%
(1) Includes an increase of $20,400 in the fiscal 2013 period resulting from the SYSTEM 1 Rebate Program.

Healthcare revenues increased $20.7 million, or 7.6%, to $291.8 million for the quarter ended December 31, 2013, as compared to $271.1 million for the same prior year quarter. Capital equipment revenues grew 4.4% reflecting double digit growth in the United States partially offset by declines in international capital equipment revenues. Consumable and service revenues grew 6.2% and 7.6%, respectively.
Healthcare revenues for the first nine months of fiscal 2014 increased $70.6 million, or 9.3% to $828.1 million, as compared to $757.4 million for the first nine months of fiscal 2013. Healthcare revenues for the first nine months of fiscal 2014 increased $91.0 million or 12.3% compared to adjusted Healthcare revenues for the first nine months of fiscal 2013, which exclude the impact of the $20.4 million adjustment made in the same period related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). These increases are primarily attributable to strong growth in both consumable and service revenues due largely to the fiscal 2013 business acquisitions. At December 31, 2013, the Healthcare segment’s backlog amounted to $155.9 million, increasing $14.6 million, or 10.3%, compared to the backlog of $141.3 million at December 31, 2012. Healthcare backlog at December 31, 2013 increased $50.7 million, or 48.2%, compared to the backlog of $105.2 million at March 31, 2013.

Life Sciences revenues decreased $0.9 million, or 1.4%, to $64.1 million for the quarter ended December 31, 2013, as compared to $65.0 million for the same prior year quarter. This decrease is attributable to a decline in capital equipment revenues of 10.1%, which was partially offset by growth in both consumable and service revenues of 8.3% and 2.0%, respectively, over the same fiscal 2013 period. Life Sciences revenues for the first nine months of fiscal 2014 increased $2.3 million or 1.3% to $182.4 million as compared to $180.1 million for the first nine months of fiscal 2013. This increase is primarily attributable to growth in consumable revenues of 8.1%, partially offset by a decline in capital equipment of 3.4% over the first nine months of fiscal 2013. Service revenues were flat compared to the fiscal 2013 period. At December 31, 2013, Life Sciences backlog amounted to $48.5 million, decreasing $1.2 million, or 2.3%, compared to the backlog of $49.6 million at December 31, 2012. Life Sciences backlog at December 31, 2013 increased by $0.1 million, or 0.1%, compared to the backlog of $48.4 million at March 31, 2013.
Isomedix segment revenues increased $5.8 million, or 13.3%, to $49.2 million for the quarter ended December 31, 2013, as compared to $43.4 million for the same prior year quarter. Isomedix segment revenues for the first nine months of fiscal 2014 increased $11.1 million, or 8.3%, to $144.8 million as compared to $133.7 million for the first nine months of fiscal 2013. Revenues were favorably impacted by filling our recently added capacity and increased demand from our medical device Customers. The fiscal 2013 third quarter was negatively impacted by business disruptions due to hurricane Sandy.
The following tables compare our business segment operating results for the three and nine months ended December 31, 2013 to the three and nine months ended December 31, 2012:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating income (loss):
Healthcare (1)	$31,238	$45,478	$(14,240)	(31.3)%
Life Sciences	12,092	12,798	(706)	(5.5)%
Isomedix	14,054	11,103	2,951	26.6%
Total reportable segments	57,384	69,379	(11,995)	(17.3)%
Corporate and other	(1,494)	(2,239)	745	33.3%
Total operating income (loss)	$55,890	$67,140	$(11,250)	(16.8)%
(1) Includes an increase of $15,800 in the fiscal 2013 period, resulting from the SYSTEM 1 class action settlement.

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2013	2012
Operating Income (loss):
Healthcare (1)	$72,111	$110,355	$(38,244)	(34.7)%
Life Sciences	38,672	35,201	3,471	9.9%
Isomedix	42,484	39,348	3,136	8.0%
Total reportable segments	153,267	184,904	(31,637)	(17.1)%
Corporate and other	(6,065)	(7,185)	1,120	15.6%
Total Operating Income (loss)	$147,202	$177,719	$(30,517)	(17.2)%
(1) Includes an increase of $37,300 in the fiscal 2013 period, resulting from the SYSTEM 1 Rebate Program and class action settlement.

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
The Healthcare segment’s operating income decreased $14.2 million to $31.2 million for the third quarter of fiscal 2014 as compared to $45.5 million in the same prior year period. The prior year period was favorably impacted by the third quarter SYSTEM 1 class action adjustment of $15.8 million. The Healthcare segment’s operating income for the third quarter of fiscal 2014 increased $1.6 million or 5.3% compared to adjusted fiscal 2013 third quarter Healthcare operating income of $29.7 million, which excludes the impact of the adjustment related to the SYSTEM 1 class action settlement (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase in operating income in the fiscal 2014 third quarter over the fiscal 2013 third quarter adjusted operating income was primarily driven by increased volume, which was somewhat offset by the Medical Device Excise Tax, the negative impact of foreign currency exchange rates, increased spending for research and development, and investments in in-sourcing.
The Healthcare segment's operating income for the first nine months of fiscal 2014 decreased $38.2 million to $72.1 million as compared to $110.4 million for the first nine months of fiscal 2013. The prior year period was favorably impacted by the fiscal 2013 SYSTEM 1 Rebate Program and class action adjustments of $37.3 million. The Healthcare segment’s operating income for the first nine months of fiscal 2014 decreased $0.9 million or 1.3% compared to adjusted fiscal 2013 first nine months Healthcare operating income of $73.1 million, which excludes the impact of the adjustment related to the SYSTEM 1 Rebate Program and class action settlement (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). These decreases in operating income in the first nine months of fiscal 2014, reflect the Medical Device Excise Tax, higher spending on research and development, the negative impact of foreign currency exchange rates, and the timing of investments in in-sourcing, which more than offset the favorable impact of acquisitions.
The Life Sciences business segment’s operating income decreased $0.7 million or 5.5% to $12.1 million for the third quarter of fiscal 2014 as compared to $12.8 million for the same prior year period. The Life Sciences business segment's operating income for the first nine months of fiscal 2014 increased by $3.5 million or 9.9% to $38.7 million as compared to $35.2 million in the first nine months of fiscal 2013. The segment’s operating margin was 18.9% for the third quarter of fiscal 2014 compared to 19.7% for the third quarter of fiscal 2013. The segment's operating margin was 21.2% for the first nine months of fiscal 2014 compared to 19.5% for the first nine months of fiscal 2013. The decline in operating margin in the third quarter of fiscal 2014 was a result of lower revenues compared to the fiscal 2013 period. The increased operating margin in the first nine months of fiscal 2014 was the result of favorable product mix and continued operating leverage.
The Isomedix segment’s operating income increased $3.0 million or 26.6% to $14.1 million for the third quarter of fiscal 2014 as compared to $11.1 million for the same prior year period. The Isomedix segment's operating income for the first nine months of fiscal 2014 increased $3.1 million or 8.0% to $42.5 million as compared to $39.3 million in the first nine months of fiscal 2013. The Isomedix operating margin was 28.6% for the third quarter of fiscal 2014 compared to 25.6% in the same prior year period; while the operating margin was 29.3% in the first nine months of fiscal 2014 compared to 29.4% in the first nine months of fiscal 2013. The segment’s operating margin improvement in the third quarter reflects the benefit of increased revenues. The segment’s operating margins in the fiscal 2014 year to date period were negatively impacted by several chambers being offline for maintenance as well as higher repairs and maintenance cost in the second quarter of fiscal 2014 period versus the prior year.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
(dollars in thousands)	2013	2012
Operating activities:
Net income	$90,566	$118,596
Non-cash items	71,764	77,006
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	(247)	(63,516)
Changes in operating assets and liabilities	(19,910)	48,850
Net cash provided by operating activities	$142,173	$180,936
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(64,778)	$(63,878)
Proceeds from the sale of property, plant, equipment, and intangibles	4,739	29
Investments in businesses, net of cash acquired	(8,443)	(399,415)
Net cash used in investing activities	$(68,482)	$(463,264)
Financing activities:
Proceeds from the issuance of long-term obligations	$—	$100,000
Payments on long-term obligations	(70,000)	—
Proceeds under credit facilities, net	52,450	210,890
Deferred financing fees and debt issuance costs	(43)	(1,581)
Repurchases of common shares	(23,236)	(7,893)
Cash dividends paid to common shareholders	(36,009)	(32,045)
Stock option and other equity transactions, net	11,877	14,517
Tax benefit from stock options exercised	1,864	2,161
Net cash provided by (used in ) in financing activities	$(63,097)	$286,049
Debt-to-total capital ratio	32.0%	36.2%
Free cash flow	$82,134	$117,087

Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $142.2 million for the first nine months of fiscal 2014 as compared with $180.9 million for the first nine months of fiscal 2013. The decrease in net cash provided by operating activities in fiscal 2014 is primarily due to payments made in connection with our annual incentive compensation program which did not occur in fiscal 2013. In addition, the fiscal 2013 period reflected strong improvements in working capital management.

Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $68.5 million for the first nine months of fiscal 2014 compared with $463.3 million for the first nine months of fiscal 2013. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2014 and fiscal 2013:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $64.8 million for the first nine months of fiscal 2014 as compared to $63.9 million during the same prior year period.

•
Proceeds from the sale of property, plant, equipment, and intangibles – During the third quarter of fiscal 2014 we sold our former Pieterlen, Switzerland manufacturing facility in conjunction with our 2010 restructuring plan. Total proceeds and net loss on the sale were $4.7 million and $0.7 million, respectively.

•
Investments in businesses, net of cash acquired – During the third quarter of fiscal 2014 we used $5.8 million in cash for the acquisition of Florida Surgical Repair, Inc. We also used $3.2 million in cash for a deferred purchase price payment related to a fiscal 2012 acquisition. During the first nine months of fiscal 2013, we used $399.4 million in cash for the acquisitions of USE, Spectrum, TRE and VTS.

Net Cash Provided By (Used In) Financing Activities – The net cash used in financing activities amounted to $63.1 million for the first nine months of fiscal 2014 compared with net cash provided in financing activities of $286.0 million for the first nine months of fiscal 2013. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2014 and fiscal 2013:

•
Proceeds on long term obligations- During the third quarter of fiscal 2013 proceeds of $100 million were raised from the issuance of private placement debt. These borrowings were used primarily for the repayment of existing credit facility debt.

•
Payments on long term obligations- During the second quarter of fiscal 2014 we repaid $30.0 million for the senior notes issued in August 2008, which matured in August 2013. During the third quarter of fiscal 2014 we repaid $40.0 million for the senior notes issued in December 2003, which matured in December 2013.

•
 Proceeds under credit facilities, net - At December 31, 2013, we had $134.7 million of debt outstanding under our credit facilities, reflecting net borrowings of $52.5 million. At December 31, 2012, we had $210.9 million of debt outstanding under our revolving credit facility, reflecting net borrowings of $210.9 million, used to partially fund the acquisitions of USE, Spectrum, TRE and VTS.

•
Repurchases of common shares – During the first nine months of fiscal 2014, we paid for the repurchase of 515,380 of our common shares. We also obtained 43,466 of our common shares in connection with stock based compensation awards for an aggregate amount of $23.2 million. During the same period in fiscal 2013, we paid for the repurchase of 201,349 of our common shares. We also obtained 50,852 of our common shares in connection with stock based compensation award programs for an aggregate amount of $7.9 million.

•
Cash dividends paid to common shareholders – During the first nine months of fiscal 2014, we paid total cash dividends of $36.0 million, or $0.61 per outstanding common share. During the first nine months of fiscal 2013, we paid total cash dividends of $32.0 million, or $0.55 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During the first nine months of fiscal 2014 and fiscal 2013, we received cash proceeds totaling $11.9 million and $14.5 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $82.1 million in the first nine months of fiscal 2014 compared to $117.1 million in the prior year first nine months (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The decrease in free cash flow is primarily due to payments made in connection with our annual incentive compensation program in fiscal 2014 which did not occur in fiscal 2013, as well as the impact of strong working capital improvements in fiscal 2013. Our debt-to-total capital ratio was 32.0% at December 31, 2013 and 36.2% at December 31, 2012.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2013, dated May 30, 2013. Our commercial commitments were approximately $45.6 million at December 31, 2013 reflecting a net decrease of $0.2 million in surety bonds and other commercial commitments from March 31, 2013.
On December 6, 2013 we executed an agreement with PNC Bank, National Association (the “Bank”), providing for the extension of a $15,000 line of credit (the “Swing Line Facility”) to the Company. Borrowings under the Swing Line Facility are evidenced by a promissory note issued by the Company (the “Note”). The Company may borrow, repay and reborrow from time to time under the Swing Line Facility until its maturity date. The maturity date is the earlier of (i) December 5, 2014, or such later date as may be designated by the Bank, or (ii) the date on which the Bank is no longer a lender under the Company’s Third Amended and Restated Credit Agreement dated April 13, 2012, as amended, or a replacement credit agreement. The maturity date may be accelerated in the case of certain defaults. Borrowings bear interest at a rate per annum from time to time equal to the sum of the Daily LIBOR Rate (as defined in the Note) and the Applicable Margin (calculated as provided in the Note) and the interest is payable monthly. Outstanding borrowing under our credit facilities were $134.7 million as of December 31, 2013. There were no letters of credit outstanding under the credit facilities at December 31, 2013.

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

International Operations
Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2014, our revenues were unfavorably impacted by $0.5 million, or 0.1%, and income before taxes was unfavorably impacted by $1.1 million, or 2.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2014, our revenues were unfavorably impacted by $1.4 million, or 0.1%, and income before taxes was unfavorably impacted by $2.5 million, or 1.9%, as a result of foreign currency movements relative to the U.S. dollar.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of fiscal 2014, we obtained 11,458 of our common shares in connection with stock based compensation award programs. We repurchased 88,585 of our shares during the third quarter of fiscal 2014. When we do make repurchases, they are made pursuant to a single repurchase program which was approved by our Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of December 31, 2013, $89.2 million in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the third quarter of fiscal 2014 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
October 1-31	51,900		$43.89		51,900	$90,821
November 1-30	27,185		44.95		27,185	89,599
December 1-31	9,500		44.96		9,500	89,172
Total	88,585	(1)	$44.33	(1)	88,585	$89,172

(1)
Does not include 12 shares purchased during the quarter at an average price of $45.74 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Letter Agreement- Committed Line of Credit dated December 6, 2013 between STERIS Corporation and PNC Bank, National Association.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President and Chief Financial Officer
February 7, 2014

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

4.1	Specimen Form of Common Stock Certificate (filed as Exhibit 4.1 to Form 10-K filed for the fiscal year ended March 31, 2002 (Commission File No. 1-14643), and incorporated herein by reference).

10.1	Letter Agreement- Committed Line of Credit dated December 6, 2013 between STERIS Corporation and PNC Bank, National Association.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.