Form 10-K
period 2014-03-31
STERIS CORP
filed 2014-05-29
CIK 815065

United States Securities and Exchange Commission
Washington, D. C. 20549
 ___________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 30, 2013: 2,507,582,546
The number of Common Shares outstanding as of May 23, 2014: 59,087,612
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2014 Annual Meeting – Part III

STERIS Corporation and Subsidiaries

PART I

Throughout this Annual Report, STERIS Corporation and its subsidiaries together are called “STERIS,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year, which ends on March 31. For example, fiscal year 2014 ended on March 31, 2014.

ITEM 1.	BUSINESS

INTRODUCTION
STERIS Corporation is a leading provider of infection prevention and other procedural products and services, focused primarily on healthcare, pharmaceutical and research. Our mission is to help our Customers create a healthier and safer world by providing innovative healthcare and life science product and service solutions around the globe.We offer our Customers a unique mix of innovative capital equipment products, such as sterilizers and surgical tables, and connectivity solutions such as operating room (“OR”) integration; consumable products, such as detergents and skin care products, gastrointestinal ("GI") endoscopy accessories, and other products; services, including equipment installation and maintenance; and microbial reduction of medical devices, instrument and scope repair solutions, and laboratory testing services.
We were founded as Innovative Medical Technologies in Ohio in 1985, and renamed STERIS Corporation in 1987. However, some of our businesses that have been acquired and integrated into STERIS, notably American Sterilizer Company, have much longer operating histories. With global headquarters in Mentor, Ohio, we have approximately 6,000 employees worldwide and operate in more than 60 countries. We have a direct sales force of approximately 600 and a service organization of approximately 1,500 who work diligently to meet the increasingly complex needs of our Customers.
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
Our Isomedix segment (“Isomedix”) provides ethylene oxide and gamma irradiation services on a contract basis through a network of facilities in North America, where we process medical devices and other products as designated by our Customers' specifications prior to their delivery to the end user.
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is increased concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventative screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all which are driving increased demand for many of our products and services.

INFORMATION RELATED TO BUSINESS SEGMENTS
Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment, and uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in note 1 to the Consolidated Financial Statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of this Annual Report. Segment performance information for fiscal years 2014, 2013, and 2012 is presented in note 12 to our Consolidated Financial Statements titled, “Business Segment Information” and in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), of this Annual Report.

HEALTHCARE SEGMENT
Description of Business. Our Healthcare segment manufactures and sells capital equipment, accessory, consumables, information support and service solutions to healthcare providers, including acute care hospitals and surgery and gastrointestinal ("GI") centers. These solutions aid our Customers in improving the safety, quality, productivity, and utility consumption of their surgical, sterile processing, gastrointestinal, and emergency environments.
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

Significant brand names for these products include SYSTEM 1E®, Amsco®, Hamo®, Reliance®, Cmax®, Harmony®, Kindest Kare®, Alcare®, Verify®, Cal Stat®, Roth Net®, Little Sister ®, and T-Series®.
Services Offered. Our Healthcare segment provides various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. We offer these corrective and preventive service solutions to Customers who have internal clinical/biomedical engineering departments and Customers who rely on us to provide those services. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We also offer comprehensive sterilization and surgical management consulting services allowing healthcare facilities to achieve safety, quality, and productivity improvements in the perioperative loop that flows between and among surgical suites and the SPD. We offer remote equipment monitoring technology to anticipate potential failure modes and take corrective action thereby improving Customers' equipment uptime.
In addition, we offer comprehensive instrument and endoscope repair solutions to Customers, either on site or at one of our dedicated repair facilities. These solutions extend instrument and endoscope life and reduce Customer's replacement costs. Finally, our Healthcare segment provides other support services such as construction and facility planning, engineering support, device testing, Customer education, hand hygiene process excellence, asset management/planning, and the sale of replacement parts. These solutions also include information management and decision support solutions to operating room and central sterilization managers to help in managing these environments and identifying opportunities to improve performance.
Customer Concentration. Our Healthcare segment sells capital equipment, consumables, and services to Customers in the United States and many other countries throughout the world. For the year ended March 31, 2014, no Customer represented more than 10% of the Healthcare segment's total revenues and the loss of any single Customer is not expected to have a material impact on the segment's results of operations or cash flows.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include 3M, Belimed, Cantel Medical, Ecolab, Getinge, Go Jo, Johnson & Johnson, Kimberly-Clark, Skytron, and Stryker.

LIFE SCIENCES SEGMENT
Description of Business.  Our Life Sciences segment manufactures and sells a broad range of capital equipment, formulated cleaning chemistries, and service solutions to pharmaceutical companies and private and public research facilities around the globe.
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
Customer Concentration.  Our Life Sciences segment sells capital equipment, consumables, and services to Customers in the United States and many other countries throughout the world. For the year ended March 31, 2014, no Customer represented more than 10% of the Life Sciences segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.
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
Customer Concentration.  Our Isomedix segment’s services are offered to Customers throughout the footprint of its North American network. For the year ended March 31, 2014, no Customer represented more than 10% of the segment’s revenues.

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
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless steel, organic and inorganic chemicals, fuel, and plastic components. These raw materials and supplies are generally available from several suppliers and in sufficient quantities that we do not currently expect any significant sourcing problems in fiscal 2015. We have longer-term supply contracts for certain materials for which there are few suppliers. There is currently only a single supplier for ethylene oxide and radioisotope (cobalt-60) used by the Isomedix segment, although we do have a longer-term supply contract for the latter.
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
As of March 31, 2014, we held 340 United States patents and 847 foreign patents and had 66 United States patent applications and 304 foreign patent applications pending. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2014, we had a total of 1,081 trademark registrations in the United States and in various foreign countries.
Research and Development.  Research and development is an important factor in our long-term strategy. For the years ended March 31, 2014, 2013, and 2012, research and development expenses were $48.6 million, $41.3 million, and $36.0 million, respectively. We incurred these expenses primarily for the research and development of commercial products.
We are focused on introducing products that increase efficiencies for our Customers, and in fact recently launched several new products. Those include our AMSCO 3052 and 5052 washers, Prolystica HP and the OT 1000 series orthopedic surgical table, and several gastrointestinal endoscopy accessories supporting a variety of procedural categories.
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

Competition.  The markets in which we operate are highly competitive and generally highly regulated. Competition is intense in all of our business segments and includes many large and small competitors. Brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support are important competitive factors to us. We expect to face continued competition in the future as new infection prevention, sterile processing, contamination control, gastrointestinal and surgical support products and services enter the market. We believe many organizations are working with a variety of technologies and sterilizing agents. Also, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination.
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
Employees.  As of March 31, 2014, we had approximately 6,000 employees throughout the world. We believe we have good relations with our employees.
Methods of Distribution.  As of March 31, 2014, we employed approximately 1,700 direct field sales and service representatives within the United States and approximately 400 in international locations. Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house Customer service and field support departments. We also contract with distributors and dealers in select markets.
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
International Operations.  We believe we have opportunity to expand internationally, as we currently serve a small portion of the world that could benefit from our products. Through our subsidiaries, we operate in various international locations within the same business segments as in the United States. International revenues have recently represented approximately one-fourth of our total revenues. Revenues from Europe, Middle East and Africa ("EMEA"), Canada, and the Asia Pacific and Latin American regions were 47%, 19%, 21%, and 13%, respectively, of our total international revenues for the year ended March 31, 2014.
Also see note 12 to our Consolidated Financial Statements titled, “Business Segment Information,” and Item 7, “MD&A”, for a geographic presentation of our revenues for the three years ended March 31, 2014, 2013 and 2012.
We conduct manufacturing in the United States, Canada, Mexico, Brazil, China and various European countries. International cost of revenues have represented approximately one-fourth of our total cost of revenues. There are, in varying degrees, a number of inherent risks to our international operations. We describe some of these risks in Part I, Item 1A of this Annual Report titled, “Risk Factors". We conduct manufacturing, sales, and distribution operations on a worldwide basis.
Fluctuations in the exchange rate of the U.S. dollar relative to the currencies of foreign countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2014, revenues were unfavorably impacted by $2.1 million, or 0.1%, and income before taxes was favorably impacted by $0.3 million, or 0.2%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2014, we had a backlog of $154.7 million. Of this amount, $110.3 million and $44.4 million related to our Healthcare and Life Sciences segments, respectively. At March 31, 2013, we had backlog orders of $153.6 million. Of this amount $105.2 million and $48.4 million related to our Healthcare and Life Sciences segments, respectively. A significant portion of the backlog orders at March 31, 2014, is expected to ship in the next fiscal year.
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

Executive Officers of the Registrant. The following table presents certain information regarding our executive officers at March 31, 2014. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Kathleen L. Bardwell	58	Senior Vice President and Chief Compliance Officer
Timothy L. Chapman	52	Senior Vice President and Group President Healthcare
Suzanne V. Forsythe	60	Vice President, Human Resources
David A. Johnson	52	Senior Vice President, Global Surgical Solutions
Robert E. Moss	69	Senior Vice President and Group President, STERIS Isomedix Services and Life Sciences
Sudhir K. Pahwa	61	Senior Vice President, Infection Prevention Technologies
Walter M Rosebrough, Jr.	60	President and Chief Executive Officer
Michael J. Tokich	45	Senior Vice President, Chief Financial Officer and Treasurer
J. Adam Zangerle	47	Vice President, General Counsel & Secretary
The following discussion provides a summary of each executive officer’s recent business experience:

Kathleen L. Bardwell serves as Senior Vice President and Chief Compliance Officer. She assumed this role in February 2014. From March 2008 to February 2014 she served as Vice President, Chief Compliance Officer.
Timothy L. Chapman serves as Senior Vice President and Group President, Healthcare. He assumed this role in February 2008.
Suzanne V. Forsythe serves as Vice President, Human Resources. She assumed this role in August 2011. She served as Senior Director, Human Resources from April 2008 through August 2011.
David A. Johnson serves as Senior Vice President, Global Surgical Solutions. He assumed this role in February 2014. From July 2012 to February 2014 he served as Senior Vice President, Global Operations and Quality. From April 2010 to July 2012 he served as Vice President, Global Operations and Continuous Improvement. From 2007 to April 2010 he served as Vice President Global Operations and Supply Chain at ConMed Corp., a global medical technology company specializing in the development and sale of surgical and patient monitoring products and services.
Robert E. Moss serves as Senior Vice President and Group President, STERIS Isomedix Services and Life Sciences. He assumed this role in October 2009. He served as Senior Vice President and Group President, STERIS Isomedix Services, from April 2005 until October 2009.
Sudhir K. Pahwa serves as Senior Vice President, Infection Prevention Technologies. He assumed this role in February 2014. From December 2008 to February 2014 he served as Vice President and General Manager, Infection Prevention Technologies.
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
Michael J. Tokich serves as Senior Vice President, Chief Financial Officer and Treasurer. He assumed this role in February 2014. He served as Senior Vice President and Chief Financial Officer from March 2008 to February 2014.
J. Adam Zangerle serves as Vice President, General Counsel & Secretary. He assumed this role in July 2013. From May 2007 to July 2013 he served as Associate General Counsel and Group General Counsel, Healthcare.

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
Adverse economic cycles or conditions and Customer, regulatory or government response to those cycles or conditions, could affect our results of operations. There can be no assurance when these cycles or conditions will occur or when they will begin to improve after they occur. There also can be no assurance as to the strength or length of any recovery from a business downturn or recession. United States and worldwide financial and business conditions are uncertain, and recovery has been slow from the recent severe recession, which had a significant adverse effect on U.S. and global economies.
Credit and liquidity problems may make it difficult for some businesses to access credit markets and obtain financing and may cause some businesses to curtail spending to conserve cash in anticipation of persistent business slowdowns and liquidity needs. If our Customers have difficulty financing their purchases due to tight credit markets or related factors or because of other operational or utilization problems they may be experiencing or otherwise decide to curtail their purchases, our business could be adversely affected. Our exposure to bad debt losses could also increase if Customers are unable to pay for products previously ordered and delivered.
Global economic conditions, in Europe in particular, may have adverse effects on our business and financial condition. Many of our global Customers are governmental entities or other entities that rely on government healthcare systems or government funding. If government funding for healthcare becomes limited or restricted in countries in which we operate, our Customers may be unable to pay their obligations on a timely basis or to make payment in full and it may become necessary to increase reserves. In addition, there can be no assurance that there will not be an increase in collection difficulties. Prospectively, additional adverse effects resulting from these conditions may include decreased healthcare utilization, further pricing pressure on our products, and/or weaker overall demand for our products and services, particularly capital products. Should the current economic conditions continue or worsen, our business, performance, prospects, value, financial condition, bad debt expense or results of operations may be adversely affected.
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
We operate in a highly competitive global environment. Our businesses compete with other broad line manufacturers, as well as many smaller businesses specializing in particular products or services, primarily on the basis of brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support. We face increased competition from new infection prevention, sterile processing, contamination control, surgical support, cleaning consumables, gastrointestinal endoscopy accessories, contract sterilization, and other products and services entering the market. Competitors and potential competitors also are attempting to develop alternate technologies and sterilizing agents, as well as disposable medical instruments and other devices designed to address the risk of contamination. If our products, services, support, distribution and/or cost structure do not enable us to compete successfully, our business, performance, prospects, value, financial condition, and results of operations may be adversely affected.
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
Decreased availability or increased costs of raw materials or energy supplies or other supplies might increase our production costs or limit our production capabilities or curtail our operations.
We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key materials include stainless steel, organic and inorganic chemicals, fuel, cobalt-60, ethylene oxide, and plastic components. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. In some situations, we may be able to temporarily limit price increases or support availability through supply agreements. Otherwise, raw material prices and availability are subject to numerous factors outside of our control, including those described above. Increases in prices or decreases in availability of raw materials and oil and gas might impair our procurement of necessary materials or our product production, or might increase production costs. In addition, energy costs impact our transportation and distribution and other supply and sales costs. Also, a number of our key materials and components have a limited number of suppliers. Some are single-sourced, such as cobalt-60 and ethylene oxide, which are necessary to our Isomedix operations; the unavailability or short supply of these products might disrupt or cause shutdowns of portions of our Isomedix operations or have other adverse consequences. Shortages in supply, regulatory or security requirements, or increases in the price of raw materials, components and energy supplies may adversely impact our business, performance, prospects, value, financial condition, or results of operations.
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
We maintain significant international operations, including operations in Canada, Mexico, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include:

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
In addition, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, contains provisions that could have a material impact on our business. Among other provisions, this legislation imposes an excise tax on medical devices manufactured or offered for sale in the United States. We incurred $7.4 million in medical device excise taxes for fiscal 2014. In addition, we have been required to commit significant resources to “Sunshine Act” compliance. Various health care reform proposals have also emerged at the state level, and we are unable to predict which, if any, of those proposals will be enacted. However, the ultimate effect of health care reform legislation or any future legislation or regulation could have a material adverse affect on our business, performance, value, prospects, financial condition or results of operation.
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
Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, and other actions to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. In fiscal 2013 we consummated three such acquisitions: United States Endoscopy Group, Inc., Spectrum Surgical Instruments Corp., and Total Repair Express, as well as buying out the interest of our joint venture partner in VTS Medical Systems, LLC. In fiscal 2014 we acquired the assets of Florida Surgical Repair, Inc., and Life Systems, Inc., and purchased the shares of Eschmann Holdings Ltd., and entered into an agreement to acquire the shares of Integrated Medical Systems International, Inc. Our success will also depend on our ability to integrate the businesses acquired, retain key personnel and otherwise execute our strategies. Our success will also depend on our ability to develop satisfactory working arrangements with our strategic partners in joint ventures or other affiliations, or to divest or realign businesses. Competition for strategic business candidates may result in increases in costs and price for acquisition candidates and market valuation issues may reduce the value available for divestiture of non-strategic businesses. These types of transactions are also subject to a number of other risks and uncertainties, including:

•	delays in realizing or failure to realize anticipated benefits of the transactions;

•	diversion of management's time and attention from other business concerns;

•	difficulties in retaining key employees, Customers, or suppliers of the acquired or divested businesses;

•	difficulties in maintaining uniform standards, controls, procedures and policies, or other integration or divestiture difficulties;

•	adverse effects on existing business relationships with suppliers or Customers;

•	other events contributing to difficulties in generating future cash flows;

•	risks associated with the assumption of contingent or other liabilities of acquisition targets or retention of liabilities for divested businesses; and

•	difficulties in obtaining financing.
If we are unable to realize the anticipated operating efficiencies and synergies or other expected transaction benefits, our business, prospects, performance, value, financial condition or results of operation may be adversely impacted.
Our acquisition activity and ability to grow organically may be adversely affected if we are unable to continue to access the financial markets.
The Company’s recent acquisitions have been financed largely through borrowings under the Company’s bank credit facilities and private placements. Additional acquisitions or other capital requirements will necessitate additional cash. To the extent our existing sources of cash are insufficient to fund these or other future activities, we may need to raise additional funds through new or expanded borrowing arrangements or the sale of equity securities. There can be no assurance that we will be able to obtain additional funds beyond existing bank credit facilities on terms favorable to us, or at all.
If our cost reduction and restructuring efforts are ineffective, our profitability may be hurt or our business otherwise might be adversely affected.
We have undertaken various cost reduction and restructuring activities, including the targeted restructuring activities announced in March 2014. This latter restructuring involves primarily the closure of our Hopkins Production Facility in Mentor, Ohio and the transfer of the System 1E manufacturing operations conducted there to other North American manufacturing facilities. The Company has recorded a $20 million charge for the restructuring. The restructuring actions are anticipated to result in annual savings of approximately $10 million with savings occurring equally in fiscal year 2015 and fiscal year 2016. These efforts may not produce the full efficiencies and cost reduction benefits we expect or efficiencies and benefits might be delayed. Implementation costs also might exceed expectations and further cost reduction measures might become necessary, resulting in additional future charges. If these cost reduction and restructuring efforts are not properly implemented or are unsuccessful, we might experience business disruptions or our business otherwise might be adversely affected.
If our continuing efforts to create a Lean business and in-source production to reduce costs are not successful, our profitability may be hurt or our business otherwise might be adversely affected.
We have undertaken various activities to create a Lean business. One of those activities is in-sourcing. We have major projects underway to in-source production that is currently provided by third parties. We have made investments during fiscal 2013 and 2014 on these projects, and anticipate additional investments in fiscal 2015. There have been delays in the in-sourcing projects and, as a result, we have not realized the expected savings due to a variety of reasons. These activities may not produce the full efficiencies and cost reduction benefits that we expect or efficiencies and benefits might be further delayed. Implementation costs also might exceed expectations. If these in-sourcing or other Lean activities are not properly implemented or are unsuccessful, we might experience business disruptions, unanticipated additional expense or our business otherwise might be adversely affected.
Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified management and other personnel, or if the Consent Decree or other compliance matters adversely impact our personnel.
Our continued success depends, in large part, on our ability to hire and retain highly qualified people and if we are unable to do so, our business and operations may be impaired or disrupted. Competition for highly qualified people is intense and there is no assurance that we will be successful in attracting or retaining replacements to fill vacant positions, successors to fill retirements or employees moving to new positions, or other highly qualified personnel. Our CEO is a party to the Consent Decree, and other officers and directors are also subject to its terms. If the Consent Decree or other legal, regulatory or compliance matters create significant distraction or diversion of significant or unanticipated resources or attention, that could have a material adverse effect on the responsibilities and retention of these persons, and on our business, performance, prospects, value, financial condition or results of operation.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2014. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.
In the table below, “Contract Sterilization” refers to locations of the Isomedix segment. “Manufacturing,” “Warehousing,” “Operations,” or “Sales Offices” refer to locations serving both the Healthcare and Life Sciences segments.

United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.S./INTL	Use	Owned/Leased
Montgomery, AL	U.S.	Manufacturing	Owned
Ontario, CA	U.S.	Contract Sterilization	Owned
San Diego, CA	U.S.	Contract Sterilization	Owned
Temecula, CA	U.S.	Contract Sterilization	Owned
Libertyville, IL (2 locations)	U.S.	Contract Sterilization	Owned
Northborough, MA	U.S.	Contract Sterilization	Owned
Brooklyn Park, MN	U.S.	Contract Sterilization	Owned
St. Louis, MO	U.S.	Manufacturing	Owned
South Plainfield, NJ	U.S.	Contract Sterilization	Owned
Whippany, NJ	U.S.	Contract Sterilization	Owned
Chester, NY	U.S.	Contract Sterilization	Owned
Groveport, OH	U.S.	Contract Sterilization	Owned
Mentor, OH (13 locations)	U.S.	Corporate Headquarters	Owned
	U.S.	Sales/Marketing Offices	Owned
	U.S.	Administrative Offices	Owned
	U.S.	Manufacturing/Warehousing	Owned
	U.S.	Manufacturing/Operations	Owned
	U.S.	Research and Development	Owned
	U.S.	Lobby, Showroom and Customer Service	Owned
	U.S.	Education Center	Owned
Spartanburg, SC	U.S.	Contract Sterilization	Owned
El Paso, TX (2 locations)	U.S.	Contract Sterilization	Owned
Grand Prairie, TX	U.S.	Contract Sterilization	Owned
Sandy, UT	U.S.	Contract Sterilization	Owned
Minneapolis, MN (2 locations)	U.S.	Contract Sterilization	Owned
Vega Alta, PR	INTL	Contract Sterilization	Owned
Bordeaux, France	INTL	Manufacturing/Sales Office/Showroom	Owned
Quebec City, Canada	INTL	Manufacturing	Owned
Whitby, Canada	INTL	Contract Sterilization	Owned
Leicester, England	INTL	Manufacturing	Owned
Mogi das Cruzes, Brazil	INTL	Manufacturing/Sales Office	Owned
Tuusula, Finland	INTL	Manufacturing/Sales Office	Owned
Lancing, England	INTL	Manufacturing/Administration Offices	Owned
West Sussex, England	INTL	Offices, Warehousing, Manufacturing	Owned
St. Louis, MO	U.S.	Warehousing/Distribution	Leased
Reno, NV	U.S.	Warehousing	Leased

United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.S./INTL	Use	Owned/Leased
Mentor, OH (2 locations)	U.S.	Administrative Offices	Leased
Stow, OH (2 locations)	U.S.	Sales/Administration Offices	Leased
Hillsborough, NJ	U.S.	Sales/Administration Offices	Leased
Lake Orion, MI	U.S.	Sales/Administration Offices	Leased
Keller, TX	U.S.	Sales/Administration Offices	Leased
Haywood, CA	U.S.	Sales/Administration Offices	Leased
Houston, TX	U.S.	Sales/Administration Offices	Leased
Costa Mesa, CA	U.S.	Sales/Administration Offices	Leased
Timonium, MD	U.S.	Sales/Administration Offices	Leased
Montgomery Village, MD	U.S.	Sales/Administration Offices	Leased
Melville, NY	U.S.	Sales/Administration Offices	Leased
Santa Clara, CA	U.S.	Sales Office	Leased
Chesterfield, MO	U.S.	Sales/Administration Offices	Leased
Longwood, FL	U.S.	Sales/Administration Offices	Leased
Berchem, Belgium	INTL	Sales Office	Leased
Brussels, Belgium	INTL	Sales/Administration Offices	Leased
Sao Paulo, Brazil	INTL	Sales Office	Leased
Mississauga, Canada	INTL	Sales Office/Warehousing	Leased
Beijing, China	INTL	Sales Office	Leased
Guangzhou, China	INTL	Sales/Administration Offices/ Assembly	Leased
Shanghai, China	INTL	Sales Office/ Manufacturing	Leased
Basingstoke, England	INTL	Sales Office	Leased
Leicester, England	INTL	Warehousing	Leased
La Chapelle St. Mesmin, France	INTL	Sales Office	Leased
Orleans, France	INTL	Showroom	Leased
Saint Jean d'illac, France	INTL	Warehousing	Leased
Paris, France	INTL	Sales Office	Leased
Toussieu, France	INTL	Warehousing	Leased
Cologne, Germany	INTL	Sales Office	Leased
Calcutta, India	INTL	Sales Office	Leased
Segrate, Italy	INTL	Sales Office	Leased
Tokyo, Japan	INTL	Sales Office	Leased
Petaling Jaya, Malaysia	INTL	Sales Office	Leased
Guadalupe, Mexico	INTL	Manufacturing	Leased
Moscow, Russia	INTL	Sales Office	Leased
Singapore (3 locations)	INTL	Sales Office, Warehousing	Leased
Madrid, Spain	INTL	Sales Office	Leased
United Arab Emirates	INTL	Sales Office	Leased

ITEM 3.	LEGAL PROCEEDINGS

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
The Consent Decree has defined the resolution of a number of issues regarding SYSTEM 1, and we believe our actions with respect to SYSTEM 1, including the Transition Plan, were and are not recalls, corrections or removals under FDA regulations. However, there is no assurance that these or other claims will not be brought or that judicial, regulatory, administrative or other legal or enforcement actions, notices or remedies will not be pursued, or that action will not be taken in respect of the Consent Decree, the Transition Plan, SYSTEM 1, or otherwise with respect to regulatory or compliance matters, as described in this Item 3 and in various portions of Item 1A of Part I of this Annual Report on Form 10-K.
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

Additional information regarding our commitments and contingencies is included in Item 7, "MD&A", and in note 11 to our consolidated financial statements titled, "Commitments and Contingencies".

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common shares are traded on the New York Stock Exchange under the symbol “STE.” The following table presents, for the quarters indicated, the high and low sales prices for our common shares.

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2014
High	$49.92	$48.50	$46.10	$46.59
Low	39.90	42.74	40.46	38.85
Fiscal 2013
High	$41.76	$37.18	$36.33	$31.83
Low	34.80	32.23	29.91	28.77

Holders.  As of March 31, 2014, there were approximately 1,295 holders of record of our common shares. However, we believe that we have a significantly larger number of beneficial holders of common shares.
Dividend Policy.  The Company’s Board of Directors decides the timing and amount of any dividends we may pay. During fiscal 2014, we paid cash dividends totaling $0.82 per outstanding common share ($0.19 per outstanding common share to common shareholders of record on June 4, 2013, and $0.21 per outstanding common share to common shareholders of record on the following dates: August 28, 2013, November 20, 2013 and February 26, 2014). During fiscal 2013, we paid cash dividends totaling $0.74 per outstanding common share ($0.17 per outstanding common share to common shareholders of record on June 5, 2012, and $0.19 per outstanding common share to common shareholders of record on the following dates: August 23, 2012, November 21, 2012 and February 27, 2013).
Recent Sales of Unregistered Securities.  None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following table presents information with respect to purchases STERIS made of its shares of common stock during the fourth quarter of the 2014 fiscal year:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
January 1-31	—		$—		—	$89,172
February 1-28	50,507		44.21		50,507	86,939
March 1-31	—		—		—	86,939
Total	50,507	(1)	$44.21	(1)	50,507	$86,939

(1)
Does not include 77 shares purchased during the quarter at an average price of $46.84 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

(2)
On March 14, 2008 we announced that, the Board of Directors had authorized the repurchase of up to $300.0 million of our common shares. As of March 31, 2014, $86.9 million remained authorized for repurchase of our common shares under the current share repurchase authorization. This authorization does not have a stated maturity date. We provide information about our full year fiscal 2014 share repurchase activity in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31,
(in thousands, except per share data)	2014 (1)	2013(1)(2)	2012(1)(2)	2011(2)	2010
Statements of Income Data:
Revenues	$1,622,252	$1,501,902	$1,406,810	$1,207,448	$1,257,733
Gross profit	649,622	621,263	568,465	446,162	539,181
Restructuring expenses	13,204	(565)	644	1,202	4,848
Income from continuing operations	206,807	242,829	222,316	85,212	203,712
Income taxes	58,934	67,121	74,993	22,554	63,349
Net income	$129,442	$159,977	$136,115	$51,265	$128,467
Basic income per common share:
Net income	$2.20	$2.74	$2.33	$0.86	$2.18
Shares used in computing net income per common share – basic	58,966	58,305	58,367	59,306	58,826
Diluted income per common share:
Net income	$2.17	$2.72	$2.31	$0.85	$2.16
Shares used in computing net income per common share – diluted	59,745	58,884	58,963	60,148	59,423
Dividends per common share	$0.82	$0.74	$0.66	$0.56	$2.44
Balance Sheets Data:
Working capital	$420,239	$395,103	$373,488	$361,060	$379,328
Total assets	1,887,162	1,761,109	1,405,696	1,426,685	1,238,402
Long-term indebtedness	493,480	492,290	210,000	210,000	210,000
Total liabilities	845,916	814,129	583,032	638,020	483,908
Total shareholders’ equity	1,038,705	944,942	821,401	787,569	753,714

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Presented amounts include the impact of the SYSTEM 1 Rebate Program and the SYSTEM 1 class action settlement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2014, 2013 and 2012, as well as Part I, Item 1A, “Risk Factors” and Part I, Item 3, “Legal Proceedings”, for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.

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

•
Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment, instrument and endoscope repair services, and revenues generated from contract sterilization offered through our Isomedix segment.

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
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is increased concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventative screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all which are driving increased demand for many of our products and services.
We are also investing in several manufacturing in-sourcing projects for the purpose of improving quality, cost and delivery of our products to our Customers.
Highlights.  During fiscal year 2014, we continued to invest in new products and in quality processes to defend and grow our core business. Simultaneously, we continued the execution of our strategy to expand into adjacent markets with acquisitions in the Healthcare segment. In December 2013, we purchased the assets of Florida Surgical Repair ("FSR"), a provider of surgical instrument and surgical equipment repair services. In February 2014, we purchased the assets of Life Systems, Inc. ("LSI"), a provider of sales and service in the endoscopy repair and certified pre-owned equipment markets. In February 2014, we also purchased the stock of Eschmann Holdings Ltd. ("Eschmann"), a provider of surgical and infection prevention solutions and services used primarily in hospitals, surgery centers and dental offices in the United Kingdom.
In the fourth quarter of fiscal 2014, we adopted and announced a targeted restructuring plan primarily focused on the closure of our Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). As a result of this plan we will transfer operations located at Hopkins to other North American locations. The plan also includes the rationalization of certain products and the elimination of certain positions across our operations impacting approximately 150 employees. These actions resulted in the impairment of related assets and inventory and severance and outplacement costs. We expect that these actions, combined with additional actions taken in prior years, will allow us to make substantial progress in reducing our cost base.
Revenues increased $120.4 million, or 8.0%, to $1,622.3 million for the year ended March 31, 2014, as compared to $1,501.9 million for the year ended March 31, 2013. The fiscal 2013 period was positively impacted by the SYSTEM 1 Rebate Program adjustment of $22.4 million. Fiscal 2014 revenues increased $142.8 million, or 9.7%, over adjusted revenues of $1,479.5 million for fiscal 2013, which exclude the impact of the SYSTEM 1 Rebate Program, reflecting growth in all three business segments (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures).
Fiscal 2014 operating income was $206.8 million, a decrease of 14.8% over the fiscal 2013 operating income of $242.8 million. The primary drivers of the lower operating income was the positive impact of the $23.6 million SYSTEM 1 Rebate

Program adjustments recorded during fiscal 2013 and the $16.8 million SYSTEM 1 class action settlement adjustments recorded during fiscal 2013. Fiscal 2014 operating income increased $4.4 million, or 2.2%, over adjusted fiscal 2013 operating income of $202.4 million (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The slight increase from last year was due primarily to the increased revenues within all three business segments, mainly attributable to the contributions of the fiscal 2013 and 2014 acquisitions, which was partially offset by the charges associated with the Fiscal 2014 Restructuring Plan, the Medical Device Excise tax, increased spending for research and development, and investments in in-sourcing.
Cash flows from operations were $209.6 million and free cash flow was $128.0 million (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). As a result of the acquisition activity, we increased our leverage by borrowing under our revolving credit facility. With this additional leverage, we maintained a debt-to-total capital ratio of 32.2% at March 31, 2014. We increased our dividend double digits for the eighth consecutive year to $0.21 per share per quarter.
Outlook. Since our fiscal 2014 acquisitions did not close until the third and fourth quarters of fiscal 2014, we expect to have stronger top-line revenues from these acquisitions in fiscal 2015. Fluctuations in foreign currency rates can impact revenues and costs outside of the United States, creating variability in our results for fiscal 2015 and beyond.
In fiscal 2015 and beyond, we expect to continue to manage our costs, grow our business with internal product development, invest in greater capacity, and augment these value creating methods with acquisitions of adjacent products and services. We plan to continue our efforts to in-source some of the production that we have traditionally out-sourced. Because we continue to take advantage of our Lean business model, we expect to utilize the capacity we have created to shorten the supply chain and produce certain components in-house.

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
During fiscal 2012 and fiscal 2013, based on the actual experience at the time, we adjusted a portion of the original estimated liability related to the Rebate Program. The total fiscal 2012 pre-tax adjustment was $17.4 million, of which $15.3 million was recorded as an increase to revenue for the Customer rebate portion, and $2.1 million was recorded as a reduction in cost of revenues related to the disposal liability. The total fiscal 2013 pre-tax adjustments amounted to $23.7 million, of which $22.4 million was recorded as increases to revenue for the Customer rebate portion, and $1.3 million was recorded as reductions to cost of revenues related to the disposal portion of the liability. These adjustments resulted primarily from a lower number of eligible Customers electing to participate in the Rebate Program than previously estimated.
In fiscal 2011 we recorded a pre-tax charge of $19.8 million related to the initial recognition of the settlement of SYSTEM 1 class action litigation. The impact of the charge was a reduction in net income of $13.1 million (after tax of $6.7 million). As a result of the passage of the claim submission deadline during fiscal 2013, we adjusted the liability related to the SYSTEM 1 class action settlement by $16.8 million based on actual claims submitted.
International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During fiscal 2014, our revenues were unfavorably impacted by $2.1 million, or 0.1%, and income before taxes was favorably impacted by $0.3 million, or 0.2%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments and growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2014, 2013 and 2012:

	Years Ended March 31,
(dollars in thousands)	2014	2013	2012
Net cash flows provided by operating activities	$209,631	$227,815	$149,372
Purchases of property, plant, equipment and intangibles, net	(86,367)	(87,412)	(66,682)
Proceeds from the sale of property, plant, equipment and intangibles	4,774	34	42
Free cash flow	$128,038	$140,437	$82,732

To supplement our financial results presented in accordance with U.S. GAAP, we have sometimes referred to certain measures of revenues, gross profit, gross profit percentage, and the Healthcare segment results of operations in the section of MD&A titled, "Results of Operations" excluding the impact of adjustments recorded in connection with the SYSTEM 1 Rebate Program and the SYSTEM 1 class action settlement. These items had a significant impact on the fiscal 2013 and fiscal 2012 measures and the corresponding trend in each of these measures. We provide adjusted measures to give the reader a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. These measures are used by management and the Board of Directors in making comparisons to our historical operating results and analyzing the underlying performance of our operations. The tables below provide a reconciliation of each of these measures to its most directly comparable GAAP financial measure.

	Years Ended March 31,
(dollars in thousands)	2014	2013	2012
Reported revenues	$1,622,252	$1,501,902	$1,406,810
Impact of the SYSTEM 1 Rebate Program	—	(22,367)	(15,306)
Adjusted revenues	$1,622,252	$1,479,535	$1,391,504

Reported capital equipment revenues	$603,579	$613,378	$626,959
Impact of the SYSTEM 1 Rebate Program	—	(22,367)	(15,306)
Adjusted capital equipment revenues	$603,579	$591,011	$611,653

Reported United States revenues	$1,244,730	$1,141,633	$1,057,460
Impact of the SYSTEM 1 Rebate Program	—	(22,367)	(15,306)
Adjusted United States Revenues	$1,244,730	$1,119,266	$1,042,154

Reported Healthcare revenues	$1,180,051	$1,074,790	$1,013,102
Impact of the SYSTEM 1 Rebate Program	—	(22,367)	(15,306)
Adjusted Healthcare revenues	$1,180,051	$1,052,423	$997,796

Healthcare capital revenues	$515,380	$521,806	$545,596
Impact of SYSTEM 1 Rebate Program	—	(22,367)	(15,306)
Adjusted Healthcare capital revenues	$515,380	$499,439	$530,290

Reported gross profit	$649,622	$621,263	$568,465
Impact of the SYSTEM 1 Rebate Program	—	(23,640)	(17,403)
Adjusted gross profit	$649,622	$597,623	$551,062

Reported gross profit percentage	40.0%	41.4%	40.4%
Impact of the SYSTEM 1 Rebate Program	—%	(1.0)%	(0.8)%
Adjusted gross profit percentage	40.0%	40.4%	39.6%

Reported operating income	$206,807	$242,829	$222,316
Impact of the SYSTEM 1 Rebate Program and class action settlement	—	(40,422)	(17,403)
Adjusted operating income	$206,807	$202,407	$204,913

Reported Healthcare operating income	$109,714	$153,343	$141,742
Impact of the SYSTEM 1 Rebate Program and class action settlement	—	(40,422)	(17,403)
Adjusted Healthcare operating income	$109,714	$112,921	$124,339

Reported income tax expense	$58,934	$67,121	$74,993
Impact of the SYSTEM 1 Rebate Program and class action settlement	—	(15,765)	(6,780)
Adjusted income tax expense	$58,934	$51,356	$68,213

Reported selling, general and administrative	$380,970	$337,694	$309,552
Impact of the SYSTEM 1 class action settlement	—	16,782	—
Adjusted selling, general and administrative	$380,970	$354,476	$309,552

Reported effective income tax rate	31.3%	29.6%	35.5%
Impact of the SYSTEM 1 Rebate Program and class action settlement	—%	(2.1)%	(0.3)%
Adjusted effective income tax rate	31.3%	27.5%	35.2%

RESULTS OF OPERATIONS

In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

FISCAL 2014 AS COMPARED TO FISCAL 2013

Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2014 to the year ended March 31, 2013:

	Years Ended March 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
Total revenues	$1,622,252	$1,501,902	$120,350	8.0%

Revenues by type:
Capital equipment revenues	603,579	613,378	(9,799)	(1.6)%
Consumable revenues	407,883	353,984	53,899	15.2%
Service revenues	610,790	534,540	76,250	14.3%

Revenues by geography:
United States revenues	1,244,730	1,141,633	103,097	9.0%
International revenues	377,522	360,269	17,253	4.8%

Revenues increased $120.4 million, or 8.0%, to $1,622.3 million for the year ended March 31, 2014, as compared to $1,501.9 million for the year ended March 31, 2013. Fiscal 2014 revenues increased $142.8 million, or 9.7%, over adjusted revenues for fiscal 2013, which exclude the impact of the $22.4 million SYSTEM 1 Rebate Program adjustments (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase reflects growth in all three business segments.
Capital equipment revenues decreased by $9.8 million, or 1.6%, to $603.6 million, during fiscal 2014 as compared to fiscal 2013. Capital equipment revenues for the fiscal year ended 2013 were favorably impacted by adjustments related to the SYSTEM 1 Rebate Program of $22.4 million (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Fiscal 2014 capital equipment revenues increased $12.6 million, or 2.1% over fiscal 2013 adjusted capital equipment revenues of $591.0 million (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). This increase was primarily driven by growth in the U.S. and the EMEA region, offset by declines in other international regions. Consumable revenues increased $53.9 million, or 15.2%, during fiscal 2014 from fiscal 2013. This increase was driven by growth within the Healthcare segment due in large part to our recent acquisitions, and growth within the Life Sciences business segment and reflects growth in all regions. Service revenues for fiscal 2014 increased $76.3 million, or 14.3%, over fiscal 2013 primarily driven by the recent acquisitions of the instrument repair businesses, other service offerings, and growth of $14.6 million, or 8.1%, within the Isomedix segment in fiscal 2014 over fiscal 2013. Isomedix revenues were favorably impacted by increased demand from our medical device Customers and the filling of recently added capacity.
United States revenues for fiscal 2014 were $1,244.7 million, an increase of $103.1 million, or 9.0%, over fiscal 2013 revenues of $1,141.6 million. The fiscal 2013 period was favorably impacted by the SYSTEM 1 Rebate Program adjustments of $22.4 million. United States revenues for fiscal 2014 increased $125.5 million, or 11.2%, over the adjusted United States revenues for fiscal 2013 of $1,119.3 million (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase is driven by higher consumable and service revenues attributable, in part, to our recent acquisitions but also attributable to increased revenues from other products. These results reflect growth in all three business segments.
International revenues for fiscal 2014 were $377.5 million, an increase of 4.8% over the fiscal 2013 revenues of $360.3 million. This increase reflects revenue growth in the Latin American and EMEA regions, partially offset by declines in Canada and the Asia Pacific regions.

Gross Profit. The following table compares our gross profit for the year ended March 31, 2014 to the year ended March 31, 2013:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Gross profit:
Product	$425,286	$416,463	$8,823	2.1%
Service	224,336	204,800	19,536	9.5%
Total gross profit	$649,622	$621,263	$28,359	4.6%
Gross profit percentage:
Product	42.0%	43.1%
Service	36.7%	38.3%
Total gross profit percentage	40.0%	41.4%

Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit increased $28.4 million and gross profit percentage decreased to 40.0% for fiscal 2014 as compared to 41.4% for fiscal 2013. Our gross profit increased $52.0 million, or 8.7% over our adjusted fiscal 2013 gross margin, which excludes the $23.6 million impact of the SYSTEM 1 Rebate Program (see subsection of MD&A titled "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Other key factors impacting gross margin and the gross margin percentage for fiscal 2014 include the negative impact of restructuring (50 basis points), inflation (80 basis points), and the Medical Device Excise Tax (40 basis points), and the positive impact of the following: pricing (40 basis points), volume (40 basis points) and our recent acquisitions.

Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2014 to the year ended March 31, 2013:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating expenses:
Selling, general, and administrative	$380,970	$337,694	$43,276	12.8%
Research and development	48,641	41,305	7,336	17.8%
Restructuring expenses	13,204	(565)	13,769	NM
Total operating expenses	$442,815	$378,434	$64,381	17.0%
NM - Not meaningful

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 12.8% during fiscal 2014 over fiscal 2013. During fiscal 2013, we adjusted the liability related to the SYSTEM 1 class action settlement. The pre-tax adjustment of $16.8 million was recorded as a reduction to operating expenses. Adjusted SG&A expenses, excluding the impact of the SYSTEM 1 class action settlement for fiscal 2013 were $354.5 million (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The impact of the class action settlement aside, the increase in SG&A in fiscal 2014 over fiscal 2013 is primarily attributable to the addition of operating expenses incurred with our acquired businesses. In addition, we recorded a fair value adjustment of $1.0 million related to a deferred payment of purchase price for the 2012 purchase of Sercon Industria E Comercio De Aparelhos Medicos Hospitalares LTDA (“Sercon”).
Research and development expenses increased $7.3 million during fiscal 2014, as compared to fiscal 2013. The majority of the increase is attributable to expenses for research and development incurred within the operations of the businesses acquired in fiscal 2013 and fiscal 2014. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. During fiscal 2014, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
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
Fiscal 2014 Restructuring Plan. During the fourth quarter of fiscal 2014, we adopted and announced a targeted restructuring plan primarily focused on the closure of the Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). As a result of this plan we will transfer operations located at Hopkins to other North American locations. We believe that by closing the operations at Hopkins we will be able to more effectively utilize our existing North American manufacturing network while reducing operating costs. The plan also includes the rationalization of certain products and the elimination of certain positions across our operations impacting approximately 150 employees. These actions resulted in the impairment of related assets and inventory and severance and outplacement costs. We anticipate that these restructuring actions will result in annual savings of approximately $10.0 million. We expect to incur restructuring charges of approximately $1.0 million in fiscal 2015, as additional costs associated with the plan are incurred.
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

The following tables summarize our total pre-tax restructuring expenses for fiscal 2014 and fiscal 2013:

	Year Ended March 31, 2014
(dollars in thousands)	Fiscal 2014 Restructuring Plan (1)	Fiscal 2010 Restructuring Plan	Total
Severance and other compensation related costs	$7,363	$127	$7,490
Asset impairment and accelerated depreciation	3,621	990	4,611
Lease termination obligation and other	1,103	—	1,103
Product rationalization	8,144	—	8,144
Total restructuring charges	$20,231	$1,117	$21,348

(1)	Includes $8.1 million in charges recorded in cost of revenues on Consolidated Statements of Income.

Year Ended March 31, 2013
(dollars in thousands)	Fiscal 2010 Restructuring Plan
Severance and other compensation related costs	$(918)
Lease termination obligation and other	353
Total restructuring charges	$(565)

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarizes our restructuring liability balances and activity:

	Fiscal 2014 Restructuring Plan
		Fiscal 2014
(dollars in thousands)	March 31, 2013	Provision	Payments/ Impairments (1)	March 31, 2014
Severance and termination benefits	$—	$6,429	$(40)	$6,389
Lease termination obligations and other	—	1,589	—	1,589
Total	$—	$8,018	$(40)	$7,978
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

	Fiscal 2010 Restructuring Plan
		Fiscal 2013
(dollars in thousands)	March 31, 2012	Provision (1)	Payments/ Impairments (2)	March 31, 2013
Severance and termination benefits	$659	$(918)	$730	$471
Lease termination obligations	947	—	(791)	156
Other	76	353	(429)	—
Total	$1,682	$(565)	$(490)	$627
(1) Includes curtailment benefit of $0.9 million related to International defined benefit plan. Additional information is included in note 10, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense (income), net for the year ended March 31, 2014 to the year ended March 31, 2013:

	Years Ended March 31,
(dollars in thousands)	2014	2013	Change
Non-operating expenses, net:
Interest expense	$18,770	$15,675	$3,095
Interest income and miscellaneous expense	(339)	56	(395)
Non-operating expenses, net	$18,431	$15,731	$2,700

Interest expense during fiscal 2014 increased due to higher outstanding borrowings due to acquisitions. Interest income and miscellaneous expense are immaterial.
Additional information regarding our outstanding debt is included in note 7 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2014 and March 31, 2013:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Income tax expense	$58,934	$67,121	$(8,187)	(12.2)%
Effective income tax rate	31.3%	29.6%

The effective income tax rate for fiscal 2014 was 31.3% as compared to 29.6% for fiscal 2013. The effective tax rate in fiscal 2013 was impacted by a U.S. tax benefit resulting from European restructuring. Specifically, a U.S. tax deduction was taken relating to the rationalization of operations in Switzerland. The effective tax rate in 2014 includes the benefit from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination. Additional information regarding our income tax expense is included in note 9 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Note 12 to our consolidated financial statements titled “Business Segment Information,” and Item 1, “Business,” provide detailed information regarding each business segment. The following table compares business segment and Corporate and other revenues for the year ended March 31, 2014 to the year ended March 31, 2013:

(dollars in thousands)	Years Ended March 31,		Change	Percent Change
	2014	2013
Revenues:
Healthcare	$1,180,051	$1,074,790	$105,261	9.8%
Life Sciences	246,122	244,421	1,701	0.7%
Isomedix	194,183	179,550	14,633	8.1%
Total reportable segments	1,620,356	1,498,761	121,595	8.1%
Corporate and other	1,896	3,141	(1,245)	(39.6)%
Total Revenues	$1,622,252	$1,501,902	$120,350	8.0%

Healthcare segment revenues increased $105.3 million, or 9.8% to $1,180.1 million for the year ended March 31, 2014, as compared to $1,074.8 million for the prior fiscal year. Healthcare revenues for fiscal 2014 increased $127.7 million, or 12.1%, compared to adjusted Healthcare revenues for fiscal 2013, which exclude the impact of the $22.4 million adjustment related to the SYSTEM 1 Rebate Program (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The addition of consumable and service revenues from our recent acquisitions combined with growth in other product and service offerings drove total growth in capital equipment, consumable and service revenues of 3.2%, 17.1% and 23.3%, respectively. At March 31, 2014, the Healthcare segment’s backlog amounted to $110.3 million, increasing $5.1 million, or 4.9%, compared to the backlog of $105.2 million at March 31, 2013.
Life Science segment revenues increased $1.7 million or 0.7% to $246.1 million for the year ended March 31, 2014, as compared to the prior fiscal year, driven by growth in consumable revenues of 8.4%, which was offset by declines in capital equipment and service revenues of 3.7% and 1.7%, respectively. At March 31, 2014, the Life Sciences segment’s backlog amounted to $44.4 million, decreasing $4.0 million, or 8.3%, compared to the backlog of $48.4 million at March 31, 2013. The March 31, 2014 backlog is consistent with historic levels.
Isomedix segment revenues increased $14.6 million or 8.1% to $194.2 million for the year ended March 31, 2014, as compared to the prior fiscal year. Revenues were favorably impacted by increased demand from our medical device Customers and positive churn.
The following tables compare our business segment and Corporate and other operating results for the year ended March 31, 2014 to the year ended March 31, 2013:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating income (loss):
Healthcare	$109,714	$153,343	$(43,629)	(28.5)%
Life Sciences	50,049	47,453	2,596	5.5%
Isomedix	55,186	51,455	3,731	7.3%
Total reportable segments	214,949	252,251	(37,302)	(14.8)%
Corporate and other	(8,142)	(9,422)	1,280	(13.6)%
Total operating income (loss)	$206,807	$242,829	$(36,022)	(14.8)%
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
The Healthcare segment's operating income decreased $43.6 million, or 28.5% to $109.7 million for the year ended March 31, 2014, as compared to $153.3 million for the prior fiscal year. The Healthcare segment’s operating income for fiscal 2014 decreased $3.2 million, or 2.8%, compared to adjusted fiscal 2013 Healthcare operating income of $112.9 million, which excludes the $40.4 million impact of the adjustment related to the SYSTEM 1 Rebate Program and class action settlement (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-

GAAP financial measures to the most comparable GAAP measures). The decline in adjusted Healthcare operating income reflects the negative impact of the Fiscal 2014 Restructuring Plan, the Medical Device Excise Tax and investments in in-sourcing. Healthcare operating income was favorably impacted by increased revenues driven largely by our recent acquisitions and a reduction in warranty costs.
The Life Science segment's operating income increased $2.6 million, or 5.5% to $50.0 million for the year ended March 31, 2014, as compared to $47.5 million for the prior fiscal year. The segment's operating margins were 20.3% and 19.4%, respectively, for the years ended March 31, 2014 and March 31, 2013. The improvement was primarily attributable to higher revenues and favorable product mix.
The Isomedix segment's operating income increased $3.7 million or 7.3% to $55.2 million for the year ended March 31, 2014, as compared to $51.5 million for the prior fiscal year, reflecting the benefits of increased revenues. The segment's operating margins were 28.4% and 28.7%, respectively, for the years ended March 31, 2014 and March 31, 2013.

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
United States revenues for fiscal 2013 were $1,141.6 million, an increase of $84.2 million, or 8.0%, over fiscal 2012 revenues of $1,057.5 million. The fiscal 2013 and 2012 periods were impacted by the SYSTEM 1 Rebate Program adjustments of $22.4 million and $15.3 million, respectively. Adjusted United States revenues for fiscal 2013 were $1,119.3 million, an increase of $77.1 million, or 7.4%, over adjusted United States revenues for fiscal 2012 (see subsection of MD&A titled, "Non-

GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase is driven by higher consumable and service revenues attributable, in part, to our recent acquisitions but also attributable to increased revenues from other products. These increases were partially offset by the decline in capital equipment revenues driven primarily by the expected post-transition decline in SYSTEM 1E unit sales.
International revenues for fiscal 2013 were $360.3 million, an increase of 3.1% over the fiscal 2012 revenues of $349.4 million. This increase reflects revenue growth in the Asia Pacific and Latin American regions and Canada, partially offset by declines in the EMEA region.

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

Healthcare segment revenues increased $61.7 million, or 6.1% to $1,074.8 million for the year ended March 31, 2013, as compared to $1,013.1 million for the prior fiscal year. Adjusted Healthcare revenues, excluding the impact of the adjustments in each fiscal year related to the SYSTEM 1 Rebate Program, were $1,052.4 million in fiscal 2013, representing an increase of 5.5% compared to $997.8 million for fiscal 2012 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The increase in adjusted Healthcare revenues are attributable to the addition of consumable and service revenues from our recent acquisitions as well as organic growth in capital equipment, consumable and service revenues. These increases were partially offset by the expected post-transition decline in SYSTEM 1E unit sales and the decline in SYSTEM 1 consumable volumes. At March 31, 2013, the Healthcare segment’s backlog amounted to $105.2 million, increasing $2.7 million, or 2.6%, compared to the backlog of $102.5 million at March 31, 2012.
Life Science segment revenues increased $17.8 million or 7.8% to $244.4 million for the year ended March 31, 2013, as compared to the prior fiscal year, driven by growth in capital equipment, consumable and service revenues of 12.7%, 5.8% and 4.5%, respectively. The demand for capital equipment reflects replacement product purchases by our pharmaceutical Customers. At March 31, 2013, the Life Sciences segment’s backlog amounted to $48.4 million, decreasing $1.7 million, or 3.4%, compared to the backlog of $50.1 million at March 31, 2012.
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
The Healthcare segment's operating income increased $11.6 million, or 8.2% to $153.3 million for the year ended March 31, 2013, as compared to $141.7 million for the prior fiscal year. Adjusted Healthcare operating income, excluding the impact of the SYSTEM 1 Rebate Program and class action settlement, was $112.9 million as compared to an adjusted $124.3 million during the prior fiscal year (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). The decline in adjusted Healthcare operating income reflects the impact of the expected post-transition decline in SYSTEM 1E unit sales, decline in SYSTEM 1 consumable volumes, the negative impact of the Medical Device Excise Tax, and expenses related to the recent acquisitions. Also, fiscal 2012 operating expenses reflect lower costs for our annual compensation plan since fiscal 2012 bonuses were not paid as performance targets for fiscal 2012 were not met.
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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes significant components of our cash flows for the years ended March 31, 2014, 2013 and 2012:

	Years Ended March 31,
(dollars in thousands)	2014	2013	2012
Operating activities:
Net income	$129,442	$159,977	$136,115
Non-cash items	107,138	97,877	88,854
Change in Accrued SYSTEM 1 Rebate Program and class action settlement	(245)	(68,812)	(58,618)
Changes in operating assets and liabilities	(26,704)	38,773	(16,979)
Net cash provided by operating activities	$209,631	$227,815	$149,372
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(86,367)	$(87,412)	$(66,682)
Proceeds from the sale of property, plant, equipment, and intangibles	4,774	34	42
Investments in businesses, net of cash acquired	(67,059)	(399,676)	(34,635)
Net cash used in investing activities	$(148,652)	$(487,054)	$(101,275)
Financing activities:
Proceeds from the issuance of long-term obligations	$—	$200,000	$—
Payments on long-term obligations	(70,000)	—	—
Proceeds under credit facilities, net	71,190	82,290	—
Repurchases of common shares	(25,469)	(8,002)	(56,751)
Deferred financing fees and debt issuance costs	(43)	(1,924)	—
Cash dividends paid to common shareholders	(48,385)	(43,195)	(38,560)
Stock option and other equity transactions, net	15,660	23,019	5,723
Excess Tax benefit from stock options exercised	2,841	2,058	1,514
Net cash provided by (used in ) in financing activities	$(54,206)	$254,246	$(88,074)
Debt-to-total capital ratio	32.2%	34.3%	20.4%
Free cash flow	$128,038	$140,437	$82,732

Net Cash Provided By Operating Activities –The net cash provided by our operating activities was $209.6 million for the year ended March 31, 2014 compared to $227.8 million for the year ended March 31, 2013 and $149.4 million for the year ended March 31, 2012. The following discussion summarizes the significant changes in our operating cash flows for the years ended March 31, 2014, 2013 and 2012:

•
Net cash provided by operating activities decreased 8.0% in fiscal 2014 compared to fiscal 2013. The decrease is primarily attributable to payments made in connection with our annual incentive compensation program which did not occur in fiscal 2013. In addition, the fiscal 2013 period reflected strong improvements in working capital management.

•
Net cash provided by operating activities increased 52.5% in fiscal 2013 compared to fiscal 2012. The increase is attributable to lower accounts receivable and inventory levels, and the cash benefit from a tax deduction related to the closure of our Swiss manufacturing operations.

Net Cash Used In Investing Activities – The net cash used in our investing activities was $148.7 million for the year ended March 31, 2014, compared to $487.1 million for the year ended March 31, 2013 and $101.3 million for the year ended March 31, 2012. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2014, 2013 and 2012:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $86.4 million during fiscal 2014, $87.4 million during fiscal 2013 and $66.7 million during fiscal 2012. Fiscal 2014 capital expenditures were essentially flat as compared to fiscal 2013. Fiscal 2013 capital expenditures were higher than fiscal 2012 as a result of investments in our manufacturing centers and higher purchases of radioisotope (cobalt-60).

•
Proceeds from the sale of property, plant, equipment, and intangibles – During the third quarter of fiscal 2014 we sold our former Pieterlen, Switzerland manufacturing facility in conjunction with our 2010 Restructuring Plan. Total proceeds and net loss on the sale were $4.7 million and $0.8 million, respectively. Proceeds from fiscal 2013 and 2012 proceeds relate to minor disposals.

•
Investments in business, net of cash acquired – During fiscal 2014, we used $64.4 million of cash for the acquisitions of the assets of FSR and LSI, and the capital stock of Eschmann. For more information on these acquisitions refer to note 4 to our consolidated financial statements titled, "Business Acquisitions". During fiscal 2014, we also used $3.2 million in cash for a deferred purchase price payment related to the fiscal 2012 Brazil acquisition described below. During fiscal 2013, we used $399.7 million of cash for the acquisitions of the capital stock of United States Endoscopy Group Inc., and Spectrum Surgical Instruments Corp, the assets of Total Repair Express, and the remaining VTS Medical Systems, LLC interests not already owned by us. During fiscal 2012, we used $34.6 million of cash to acquire two businesses. We acquired the stock of a privately held company with operations located near Sao Paulo, Brazil which designs and manufactures small, medium, and large sterilizers used by public hospitals, clinics, dental offices and industrial companies (e.g., research laboratories and pharmaceutical research and production companies). We also acquired the stock of privately held Biotest with lab operations in Minneapolis, Minnesota which provides validation services to our Customers and is a natural extension of our Isomedix segment.

Net Cash Provided By (Used In) Financing Activities – Net cash used by financing activities was $54.2 million for the year ended March 31, 2014, compared to net cash provided by financing activities of $254.2 million, and net cash used by financing activities of $88.1 million for the years ended March 31, 2013 and March 31, 2012, respectively. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2014, 2013 and 2012:

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

•	Proceeds under credit facilities, net – At the end of fiscal 2014, $153.5 million of debt was outstanding under our credit facilities.

•
Repurchases of common shares – During fiscal 2014, we paid for the repurchase of 565,887 commons shares at an average purchase price of $43.63 and obtained common shares in connection with our stock-based compensation award programs in the amount $0.8 million. During fiscal 2013, we paid for the repurchase of 204,349 common shares at an average purchase price of $33.42 and obtained common shares in connection with our stock-based compensation award programs in the amount of $1.2 million. During fiscal 2012, we paid for the repurchase of 1,851,510 common shares at an average purchase price of $30.21 and obtained common shares in connection with our stock-based compensation award programs in the amount of $0.8 million. We provide additional information about our common share repurchases in note 14 to our consolidated financial statements titled, “Repurchases of Common Shares.”

•
Cash dividends paid to common shareholders – During fiscal 2014, we paid cash dividends totaling $48.4 million or $0.82 per outstanding common share. During fiscal 2013, we paid cash dividends totaling $43.2 million or $0.74 per outstanding common share. During fiscal 2012, we paid cash dividends totaling $38.6 million, or $0.66 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During fiscal 2014, fiscal 2013 and fiscal 2012, we received cash proceeds totaling $14.2 million $23.0 million, and $5.7 million, respectively, under these programs. In fiscal 2014, we also issued $1.5 million of STERIS restricted stock in conjunction with the LSI acquisition.

•
Excess Tax benefit from stock options exercised – For the years ended March 31, 2014, 2013 and 2012, our income taxes were reduced by $2.8 million, $2.1 million, and $1.5 million, respectively, as a result of excess deductions allowed for stock options exercised.

Cash Flow Measures. Free cash flow was $128.0 million in fiscal 2014 compared to $140.4 million in fiscal 2013. Our free cash flow decreased in fiscal 2014 primarily due to payments made in connections with our annual incentive compensation in fiscal 2014, which did not occur in fiscal 2013, and due to higher working capital requirements, specifically in accounts receivable (see subsection of MD&A titled, "Non-GAAP Financial Measures", for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 32.2% at March 31, 2014 and 34.3% at March 31, 2013.

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
At March 31, 2014, approximately 94% of our consolidated cash and cash equivalents were held in locations outside of the United States. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. We do not intend to repatriate any significant amounts of cash in the foreseeable future.
Sources of Credit.  Our sources of credit as of March 31, 2014 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2014 Amounts Outstanding	March 31, 2014 Amounts Available
Sources of Credit
Private placement	$340,000	$—	340,000	—
Credit Agreement and Swing Line Facility (1)	415,000	—	153,480	261,520
Total Sources of Credit	755,000	$—	493,480	261,520

(1)	Our $400.0 million revolving credit facility contains a sub-limit that reduces the maximum amount available to us for borrowings by letters of credit outstanding.

Our sources of funding from credit are summarized below:

•
In December 2003, we issued $100.0 million of senior notes, of which $20.0 million are still outstanding, to certain institutional investors in a private placement that was not required to be registered with the SEC. The agreements related to these notes require us to meet certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement. The remaining outstanding $20.0 million of senior notes have a maturity of 12 years at an annual interest rate of 5.38%.

•
On August 15, 2008, we issued $150.0 million of senior notes, of which $120.0 million are still outstanding, to certain institutional investors in a private placement that was not required to be registered with the SEC. The agreements related to these notes require us to meet certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement. Of the $120.0 million remaining in outstanding notes, $85.0 million have a maturity of 10 years at an annual interest rate of 6.33%, and the remaining $35.0 million have a maturity of 12 years at an annual interest rate of 6.43%.

•
In December 2012, we issued $100.0 million of senior notes to certain institutional investors in a private placement that was not required to be registered with the SEC. Of the $100.0 million of notes, $47.5 million have a maturity of 10 years at an annual interest rate of 3.20%, an additional $40.0 million have a maturity of 12 years at an annual interest rate of 3.35%, and the remaining $12.5 million have a maturity of 15 years at an annual interest rate of 3.55%. These borrowings were used primarily for the repayment of existing credit facility debt. The agreements related to these notes require us to meet certain financial covenants regarding limitations on debt.

•
In February 2013, we issued $100.0 million of senior notes to certain institutional investors in a private placement that was not required to be registered with the SEC. Of the $100.0 million of notes, $47.5 million have a maturity of nine years and 10 months at an annual interest rate of 3.20%, an additional $40.0 million have a maturity of 11 years and 10 months at an annual interest rate of 3.35%, and the remaining $12.5 million have a maturity of 14 years and 10 months at an annual interest rate of 3.55%. These borrowings were used primarily for the repayment of existing credit facility debt. The agreements related to these notes require us to meet certain financial covenants regarding limitations on debt.

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

•
On December 6, 2013 we executed an agreement with PNC Bank, National Association (the “Bank”), providing for the extension of a $15.0 million line of credit (the “Swing Line Facility”) to the Company. Borrowings under the Swing Line Facility are evidenced by a promissory note issued by the Company (the “Note”). The Company may borrow, repay and reborrow from time to time under the Swing Line Facility until its maturity date. The maturity date is the earlier of (i) December 5, 2014, or such later date as may be designated by the Bank, or (ii) the date on which the Bank is no longer a lender under the Credit Agreement, as amended, or a replacement credit agreement. The maturity date may be accelerated in the case of certain defaults. Borrowings bear interest at a rate per annum from time to time equal to the sum of the Daily LIBOR Rate (as defined in the Note) and the Applicable Margin (calculated as provided in the Note) and the interest is payable monthly.

At March 31, 2014, we had $261.5 million of funding available under the Credit Agreement and Swing Line Facility. The Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2014, there were no letters of credit outstanding under the Credit Agreement.
At March 31, 2014, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in note 7 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60) and information technology enhancements and research and development advances. During fiscal 2014, our capital expenditures amounted to $86.4 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. We expect fiscal 2015 capital expenditures to be comparable to fiscal 2014 levels with continued investment in projects intended to improve quality, provide expansion, reduce operating costs and add value to the current product offering.

CONTRACTUAL AND COMMERICAL COMMITMENTS
At March 31, 2014, we had commitments under non-cancelable operating leases totaling $48.4 million.
Our contractual obligations and commercial commitments as of March 31, 2014 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(in thousands)	2015	2016	2017	2018	2019 and thereafter	Total
Contractual Obligations:
Debt	$12,980	$20,000	$—	$140,500	$320,000	$493,480
Operating leases	16,425	13,261	9,475	6,263	3,023	48,447
Purchase obligations	13,985	14,377	14,809	11,350	—	54,521
Benefit payments under defined benefit plans	4,069	3,975	3,866	3,755	20,428	36,093
Trust assets available for benefit payments under defined benefit plans	(4,069)	(3,975)	(3,866)	(3,755)	(20,428)	(36,093)
Benefit payments under other post-retirement welfare benefit plans	2,950	2,765	2,414	2,147	8,714	18,990
Other obligations	186	165	167	—	—	518
Total Contractual Obligations	$46,526	$50,568	$26,865	$160,260	$331,737	$615,956

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

	Amount of Commitment Expiring March 31,
(in thousands)	2015	2016	2017	2018	2019 and thereafter	Totals
Commercial Commitments:
Performance and surety bonds	$39,147	$3,591	$115	$15	$756	$43,624
Letters of credit as security for self-insured risk retention policies	5,961	—	—	—	—	5,961
Total Commercial Commitments	$45,108	$3,591	$115	$15	$756	$49,585

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
Inventories and Reserves.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 34.6% and 38.6% of total inventories at March 31, 2014 and 2013, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $19.5 million and $18.9 million higher than those reported at March 31, 2014 and 2013, respectively.
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
Restructuring.  We have recorded specific accruals in connection with plans for restructuring elements of our business. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, and contractual obligations. Actual amounts could differ from the original estimates.
We review our restructuring-related accruals on a quarterly basis and changes to plans are appropriately recognized in the Consolidated Statements of Income in the period the change is identified. Note 2 to our consolidated financial statements titled, “Restructuring,” summarizes our restructuring plans.
Purchase Accounting and Goodwill.  Assets and liabilities of the business acquired are accounted for at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. We supplement management expertise with valuation specialists in performing appraisals to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We generally amortize our intangible assets over their useful lives with the exception of indefinite lived intangible assets. We do not amortize goodwill, but we evaluate it annually for impairment. Therefore, the allocation of acquisition costs to intangible assets and goodwill has a significant impact on future operating results.

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
We performed our annual goodwill and indefinite lived intangible asset impairment evaluation as of October 31, 2013. Based on this evaluation, we determined that there was no impairment of the recorded amounts and we do not believe that any of our reporting units are at a significant risk of failing goodwill impairment testing.
We evaluate indefinite lived intangible assets annually, or when evidence of potential impairment exists. We evaluate several qualitative indicators and assumptions, and trends that influence the valuation of the assets to determine if any evidence of potential impairment exists.
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
The SYSTEM 1 class action settlement was initially recognized during the third quarter of fiscal 2011. The claim submission deadline was December 31, 2012. As a result, during fiscal 2013 we reduced the liability related to the SYSTEM 1 class action settlement by $16.8 million. The adjustment was recorded as a reduction to operating expenses.
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. The obligation covered by insurance contracts will remain on the balance sheet as we remain liable to the extent insurance carriers do not meet their obligation. Estimated amounts receivable under the contracts are included in the "Other assets" line, of our consolidated balance sheets. Our accrual for self-insured risk retention as of March 31, 2014 and 2013 was $14.4 million and $14.1 million, respectively.
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
Warranty Reserves.  We generally offer a limited one-year parts and labor warranty on our capital equipment. The specific terms and conditions of warranties may vary depending on the product sold and the country where we conduct business. We record a liability for the estimated cost of product warranties in the period revenues are recognized. We estimate warranty expenses based primarily on historical warranty claim experience. While we have extensive quality programs and processes and actively monitor and evaluate the quality of suppliers, actual warranty experience could be different from our estimates. If actual product failure rates, material usage, or service costs are different from our estimates, we may have to record an adjustment to the estimated warranty liability. As of March 31, 2014 and 2013, we had accrued $7.8 million and $12.7 million, respectively, for warranty exposures.
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

Benefit Plans.  We provide defined benefit pension plans for certain former manufacturing and plant administrative personnel as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. As of March 31, 2014, we sponsored a defined benefit pension plan for eligible participants in the United States. In addition, as of March 31, 2014, we sponsored an unfunded post-retirement welfare benefits plan for two groups of United States retirees, including the same retirees who receive pension benefits under the United States defined benefit pension plan. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
Employee pension and post-retirement welfare benefits plans are a cost of conducting business and represent obligations that will be settled far in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2014 projected benefit obligations and the fiscal 2014 net periodic benefit costs is as follows:

	U.S. Defined Benefit Pension Plan	Other Post- Retirement Plan
Funding Status	Funded	Unfunded
Assumptions used to determine March 31, 2014
benefit obligations:
Discount rate	4.00%	3.50%
Assumptions used to determine fiscal 2014
net periodic benefit costs:
Discount rate	3.50%	3.00%
Expected return on plan assets	7.75%	n/a
NA – Not applicable.
We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2014 benefit costs by $0.2 million.
We develop our discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement plan by 50 basis points would have decreased the fiscal 2014 net periodic benefit costs by approximately $0.05 million and would have increased the projected benefit obligations by approximately $3.0 million at March 31, 2014.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate of 7% to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2014:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$3	$(3)
Effect on postretirement benefit obligation	90	(88)

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
Share-Based Compensation.  We measure the estimated fair value for share-based compensation awards, including grants of employee stock options at the grant date and recognize the related compensation expense over the period in which the share-based compensation vests. We selected the Black-Scholes-Merton option pricing model as the most appropriate method for determining the estimated fair value of our share-based stock option compensation awards. This model involves assumptions that are judgmental and affect share-based compensation expense.
Share-based compensation expense was $11.1 million in fiscal 2014, $8.9 million in fiscal 2013 and $7.9 million in fiscal 2012. Note 15 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our share-based compensation plans.

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

FORWARD-LOOKING STATEMENTS
This Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," "outlook," "impact," "potential," "confidence," "improve," "optimistic," "deliver," "comfortable," "trend", and "seeks," or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's other securities filings. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, transition, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products, the consent decree, the transition or rebate program, or the class action settlement, are summaries only and should not be considered the specific terms of the decree, settlement, program or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree, and those matters described in this Form 10-K for the year ended March 31, 2014 and other securities filings, may adversely impact Company performance, results, prospects or value, (g) the possibility that anticipated financial results or benefits of recent acquisitions or our restructuring efforts will not be realized or will be other than anticipated, (h) the effects of contractions in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (i) those risks described in our securities filings including this Annual Report on Form 10-K for the year ended March 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.
INTEREST RATE RISK
As of March 31, 2014, we had $340.0 million in fixed rate senior notes outstanding. As of March 31, 2014, we had $153.5 million in outstanding borrowings under our Credit Agreement and Swing Line Facility. Borrowings under the Credit Agreement and Swing Line Facility are exposed to changes in interest rates. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to note 7 to our Consolidated Financial Statements titled, “Debt.”

FOREIGN CURRENCY RISK
We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most international operations, local currencies have been determined to be the functional currencies. The financial statements of international subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for international subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Note 19 to our consolidated financial statements titled, “Accumulated Other Comprehensive Income (Loss),” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and shareholders’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately one-fourth of our revenues and one-fourth of our cost of revenues are generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.
We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2014, we held foreign currency forward contracts to buy 68 million Mexican pesos, 10 million Canadian dollars and 3 million Euros, and contracts to sell 18 million Mexican pesos.

COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate sources of supply for many of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
STERIS Corporation

We have audited the accompanying consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS Corporation and subsidiaries at March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STERIS Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated May 29, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
May 29, 2014

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2014	2013
Assets
Current assets:
Cash and cash equivalents	$152,802	$142,008
Accounts receivable (net of allowances of $10,922 and $10,043, respectively)	313,686	275,937
Inventories, net	155,146	144,443
Deferred income taxes, net	16,084	21,195
Prepaid expenses and other current assets	37,027	30,357
Total current assets	674,745	613,940
Property, plant, and equipment, net	454,410	431,952
Goodwill and intangibles, net	747,715	704,424
Other assets	10,292	10,793
Total assets	$1,887,162	$1,761,109
Liabilities and equity
Current liabilities:
Accounts payable	$102,430	$79,374
Accrued payroll and other related liabilities	58,774	54,316
Accrued expenses and other	93,302	85,147
Total current liabilities	254,506	218,837
Long-term indebtedness	493,480	492,290
Deferred income taxes, net	59,053	44,924
Other liabilities	38,877	58,078
Total liabilities	$845,916	$814,129
Commitments and contingencies (see note 11)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 58,968 and 58,759 shares outstanding, respectively	246,186	239,648
Common shares held in treasury, 11,072 and 11,281 shares, respectively	(324,202)	(321,801)
Retained earnings	1,112,240	1,031,183
Accumulated other comprehensive income	4,481	(4,088)
Total shareholders’ equity	1,038,705	944,942
Noncontrolling interest	2,541	2,038
Total equity	1,041,246	946,980
Total liabilities and equity	$1,887,162	$1,761,109
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2014	2013	2012
Revenues:
Product	$1,011,462	$967,362	$928,129
Service	610,790	534,540	478,681
Total revenues	1,622,252	1,501,902	1,406,810
Cost of revenues:
Product	586,176	550,899	551,995
Service	386,454	329,740	286,350
Total cost of revenues	972,630	880,639	838,345
Gross profit	649,622	621,263	568,465
Operating expenses:
Selling, general, and administrative	380,970	337,694	309,552
Research and development	48,641	41,305	35,953
Restructuring expenses	13,204	(565)	644
Total operating expenses	442,815	378,434	346,149
Income from operations	206,807	242,829	222,316
Non-operating expenses, net:
Interest expense	18,770	15,675	12,065
Interest income and miscellaneous expense	(339)	56	(857)
Total non-operating expenses, net	18,431	15,731	11,208
Income before income tax expense	188,376	227,098	211,108
Income tax expense	58,934	67,121	74,993
Net income	$129,442	$159,977	$136,115
Net income per common share
Basic	$2.20	$2.74	$2.33
Diluted	$2.17	$2.72	$2.31
Cash dividends declared per common share outstanding	$0.82	$0.74	$0.66

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended March 31,	2014	2013	2012
Net income	$129,442	$159,977	136,115
Unrealized gain on available for sale securities	275	112	70
Amortization of pension and postretirement benefit plans costs, net of taxes of $(1,798), $2,706, $4,102 and respectively	2,756	(4,082)	(7,279)
Change in cumulative foreign currency translation adjustment	5,538	(13,745)	(14,352)
Total other comprehensive income (loss)	8,569	(17,715)	(21,561)
Comprehensive income	$138,011	$142,262	$114,554

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2014	2013	2012
Operating activities:
Net income	$129,442	$159,977	$136,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	75,649	69,035	62,906
Deferred income taxes	15,176	23,751	22,093
Share-based compensation expense	11,100	8,917	7,858
Loss on the disposal of property, plant, equipment, and intangibles, net	5,279	294	664
Other items	(66)	(4,120)	(4,667)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(28,794)	21,866	(6,517)
Inventories, net	2,767	28,015	11,833
Other current assets	(5,482)	(8,889)	385
Accounts payable	19,377	(12,536)	(9,120)
Accrued SYSTEM 1 Rebate Program and class action settlement	(245)	(68,812)	(58,618)
Accruals and other, net	(14,572)	10,317	(13,560)
Net cash provided by operating activities	209,631	227,815	149,372
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(86,367)	(87,412)	(66,682)
Proceeds from the sale of property, plant, equipment, and intangibles	4,774	34	42
Acquisition of business, net of cash acquired	(67,059)	(399,676)	(34,635)
Net cash used in investing activities	(148,652)	(487,054)	(101,275)
Financing activities:
Proceeds from the issuance of long-term obligations	—	200,000	—
Payments on long-term obligations	(70,000)	—	—
Proceeds under credit facilities, net	71,190	82,290	—
Deferred financing fees and debt issuance costs	(43)	(1,924)	—
Repurchases of common shares	(25,469)	(8,002)	(56,751)
Cash dividends paid to common shareholders	(48,385)	(43,195)	(38,560)
Stock option and other equity transactions, net	15,660	23,019	5,723
Excess tax benefit from stock options exercised	2,841	2,058	1,514
Net cash provided by (used in) financing activities	(54,206)	254,246	(88,074)
Effect of exchange rate changes on cash and cash equivalents	4,021	(3,820)	(2,218)
Increase (decrease) in cash and cash equivalents	10,794	(8,813)	(42,195)
Cash and cash equivalents at beginning of period	142,008	150,821	193,016
Cash and cash equivalents at end of period	$152,802	$142,008	$150,821

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Shares		Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount
Balance at March 31, 2011	59,122	$241,343	10,918	$(305,808)	$816,846	$35,188	$1,096	$788,665
Comprehensive income:
Net income	—	—	—	—	136,115	—	—	136,115
Other comprehensive loss	—	—	—	—	—	(21,561)	—	(21,561)
Repurchases of common shares	(1,887)	—	1,887	(56,751)	—	—	—	(56,751)
Equity compensation programs	498	1,234	(498)	11,841	—	—	—	13,075
Tax benefit of stock options exercised	—	1,514	—	—	—	—	—	1,514
Cash dividends – $0.66 per common share	—	—	—	—	(38,560)	—	—	(38,560)
Change in noncontrolling interest	—	—	—	—	—	—	167	167
Balance at March 31, 2012	57,733	$244,091	12,307	$(350,718)	$914,401	$13,627	$1,263	$822,664
Comprehensive income:
Net income	—	—	—	—	159,977	—	—	159,977
Other comprehensive loss	—	—	—	—	—	(17,715)	—	(17,715)
Repurchases of common shares	(257)	—	257	(8,002)	—	—	—	(8,002)
Equity compensation programs	1,283	(6,501)	(1,283)	36,919	—	—	—	30,418
Tax benefit of stock options exercised	—	2,058	—	—	—	—	—	2,058
Cash dividends – $0.74 per common share	—	—	—	—	(43,195)	—	—	(43,195)
Change in noncontrolling interest	—	—	—	—	—	—	775	775
Balance at March 31, 2013	58,759	$239,648	11,281	$(321,801)	$1,031,183	$(4,088)	$2,038	$946,980
Comprehensive income:
Net income	—	—	—	—	129,442	—	—	129,442
Other comprehensive income	—	—	—	—	—	8,569	—	8,569
Repurchases of common shares	(624)	—	624	(25,469)	—	—	—	(25,469)
Equity compensation programs and other	833	3,697	(833)	23,068	—	—	—	26,765
Tax benefit of stock options exercised	—	2,841	—	—	—	—	—	2,841
Cash dividends – $0.82 per common share	—	—	—	—	(48,385)	—	—	(48,385)
Change in noncontrolling interest	—	—	—	—	—	—	503	503
Balance at March 31, 2014	58,968	$246,186	11,072	$(324,202)	$1,112,240	$4,481	$2,541	$1,041,246
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
Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate inter-company accounts and transactions when we consolidate these accounts. Income attributable to non-controlling interests is reported in the "Interest income and miscellaneous expense" line of our Consolidated Statements of Income and is not material.
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
Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2014	2013	2012
Cash paid during the year for:
Interest	$19,268	$14,115	$12,496
Income taxes	52,888	38,475	52,213
Cash received during the year for income tax refunds	3,076	1,096	408

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
Inventories, net.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 34.6% and 38.6% of total inventories at March 31, 2014 and 2013, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $19,450 and $18,944 higher than those reported at March 31, 2014 and 2013, respectively.
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
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $415 and $585 for the years ended March 31, 2014 and 2013, respectively.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Total interest expense for the years ended March 31, 2014, 2013, and 2012 was $18,770, $15,675, and $12,065, respectively.
Identifiable Intangible Assets.  Our identifiable intangible assets include product technology rights, trademarks, licenses, and Customer relationships. We record these assets at cost, or when acquired as part of a business acquisition, at estimated fair value. We generally amortize identifiable intangible assets over periods ranging from 5 to 20 years using the straight-line method. Our intangible assets also include indefinite lived assets including certain trademarks and tradenames that were acquired in fiscal 2013 and 2014. These assets are tested at least annually for impairment.
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
Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, General and Administrative Expense. We incurred $8,606, $6,880, and $5,857 of advertising costs during the years ended March 31, 2014, 2013, and 2012, respectively.
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
Medical Device Excise Tax. The Medical Device Excise Tax became effective January 1, 2013. The excise tax was mandated by the 2010 health care reform legislation and assesses a 2.3% tax on the sale or use of certain medical devices that are sold or manufactured in the United States. Many of our products are subject to the excise tax. The tax is included in cost of revenues in the period of sale. We incurred Medical Device Excise taxes of $7,390 during fiscal year 2014.
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
Restructuring.  We recognize restructuring expenses as incurred. Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the related facilities and machinery and equipment to their estimated fair value. In addition, the remaining useful lives of other property, plant, and equipment associated with the related operations are reevaluated based on the respective restructuring plan, which may result in the acceleration of depreciation and amortization of certain assets.

Recently Issued Accounting Standards Impacting the Company

In February 2013, the FASB issued an accounting standards update titled "Presentation of Comprehensive Income: Reclassification Out of Accumulated Other Comprehensive Income," amending Accounting Standards Codification ASC Topic 220, "Comprehensive Income". This amended guidance requires an entity to report information about the amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, for significant items reclassified from AOCI to net income in their entirety, during the same reporting period, entities are required to report the effect on the line items on the face of the statement where net income is presented, or in the notes. For significant items that are not classified to net income in their entirety, entities are required to cross-reference to other disclosures that provide additional information about those amounts. The standards update was effective prospectively for fiscal periods beginning after December 15, 2012, with early adoption permitted. We adopted the new standard during the first quarter of our fiscal year 2014. The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued an accounting standards update titled "Testing Indefinite-Lived Intangible Assets" for Impairment," amending certain sections of Subtopic 350-30 Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. This amended guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this standard did not impact our consolidated financial position, results of operations or cash flows.

2. RESTRUCTURING
The following summarizes our restructuring plans announced in current and prior fiscal years. We recognize restructuring expenses as incurred. In addition, we assess the property, plant and equipment associated with the related facilities for impairment.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Fiscal 2014 Restructuring Plan. During the fourth quarter of fiscal 2014, we adopted and announced a targeted restructuring plan primarily focused on the closure of the Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). As a result of this plan we will transfer operations located at Hopkins to other North American locations. We believe that by closing the operations at Hopkins we will more effectively utilize our existing North American manufacturing network while reducing operating costs. The plan also includes the rationalization of certain products and the elimination of certain positions across our operations impacting approximately 150 employees. These actions resulted in the impairment of related assets and inventory and severance and outplacement costs.
We have incurred pre-tax expenses totaling $20,231 related to these actions, of which $12,087 was recorded as restructuring expenses and $8,144 was recorded in cost of revenues, with restructuring expenses of $18,247, $635, and $1,349 related to the Healthcare, Life Sciences and Isomedix segments, respectively. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
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
Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $9,294 related to these actions, of which $8,190 was recorded as restructuring expenses and $1,104 was recorded in cost of revenues. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.

The following tables summarize our total pre-tax restructuring expenses for fiscal 2014, fiscal 2013 and fiscal 2012:

Year Ended March 31, 2014	Fiscal 2014 Restructuring Plan (1)	Fiscal 2010 Restructuring Plan	Total
Severance and other compensation related costs	$7,363	$127	$7,490
Asset impairment and accelerated depreciation	3,621	990	4,611
Lease termination obligation and other	1,103	—	1,103
Product rationalization	8,144	—	8,144
Total restructuring charges	$20,231	$1,117	$21,348

(1)	Includes $8,144 in charges recorded in cost of revenues on Consolidated Statements of Income.

Year Ended March 31, 2013	Fiscal 2010 Restructuring Plan
Severance and other compensation related costs	$(918)
Lease termination obligation and other	353
Total restructuring charges	$(565)

Year Ended March 31, 2012	Fiscal 2010 Restructuring Plan (1)	Other Plans	Total
Severance and other compensation related costs	$(776)	$—	$(776)
Product rationalization	335	—	335
Asset impairment and accelerated depreciation	1,103	—	1,103
Lease termination obligation and other	143	(152)	(9)
Total restructuring charges	$805	$(152)	$653

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

(1)	Includes $(9) in charges recorded in cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following tables summarizes our restructuring liability balances and activity:

	Fiscal 2014 Restructuring Plan
		Fiscal 2014
	March 31, 2013	Provision	Payments/ Impairments (1)	March 31, 2014
Severance and termination benefits	$—	$6,429	$(40)	$6,389
Lease termination obligations and other	—	1,589	—	1,589
Total	$—	$8,018	$(40)	$7,978
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

	Fiscal 2010 Restructuring Plan
		Fiscal 2013
	March 31, 2012	Provision (1)	Payments/ Impairments (2)	March 31, 2013
Severance and termination benefits	$659	$(918)	$730	$471
Lease termination obligations	947	—	(791)	156
Other	76	353	(429)	—
Total	$1,682	$(565)	$(490)	$627
(1) Includes curtailment benefit of $922 related to International defined benefit plan. Additional information is included in note 10, "Benefit Plans."
(2) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. GOODWILL AND INTANGIBLE ASSETS
Goodwill is tested annually for impairment. Further, goodwill is reviewed for impairment whenever events or changes in circumstances indicate there may be a possible permanent loss of value. We performed our annual impairment tests for goodwill and indefinite life intangible assets during the third quarter of fiscal 2014. These tests confirmed that the fair value of STERIS’s reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment loss was required to be recognized in fiscal 2014 or for any prior periods. Future impairment tests will be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.
Changes to the carrying amount of goodwill for the years ended March 31, 2014 and 2013 were as follows:

	Healthcare Segment	Life Sciences Segment	STERIS Isomedix Services Segment	Total
Balance at March 31, 2012	$189,632	$33,848	$82,369	$305,849
Goodwill acquired or allocated	187,937	—	666	188,603
Foreign currency translation adjustments	(3,901)	(1,085)	—	(4,986)
Balance at March 31, 2013	373,668	32,763	83,035	489,466
Goodwill acquired or allocated	22,783	—	—	22,783
Foreign currency translation adjustments	3,215	1,547	—	4,762
Balance at March 31, 2014	$399,666	$34,310	$83,035	$517,011

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The fiscal 2014 increase in goodwill associated with the Healthcare segment resulted from the acquisitions of the assets of Florida Surgical Repair, Inc., and Life Systems, Inc., and the capital stock of Eschmann Holdings, Ltd., as described in Note 4 to our consolidated financial statements titled, "Business Acquisitions". The increase associated with the Life Science segment resulted from foreign currency fluctuations.
The fiscal 2013 increase in goodwill associated with the Healthcare segment resulted from the acquisitions of the capital stock of United States Endoscopy Group, Inc., and Spectrum Surgical Instruments Corp, the assets of Total Repair Express, and the remaining interest in VTS Medical Systems, LLC, as described in Note 4 to our consolidated financial statements titled, "Business Acquisitions". The decrease associated with Life Science segment resulted from foreign currency fluctuations.
Information regarding our intangible assets is as follows:

	March 31, 2014		March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$87,747	$26,808	$60,759	$21,302
Non-compete agreements	3,766	3,315	3,773	3,177
Patents and technology	173,287	46,111	169,589	33,612
Trademarks and tradenames	55,006	12,868	49,780	10,852
Other	13	13	12	12
Total	$319,819	$89,115	$283,913	$68,955

Certain trademarks and tradenames totaling $28,400 acquired in fiscal 2014 and 2013 are indefinite-lived assets. Total amortization expense for finite-lived intangible assets was $18,612, $13,068, and $7,726 for the years ended March 31, 2014, 2013, and 2012, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2015	2016	2017	2018	2019 and thereafter
Estimated amortization expense	$19,243	$19,005	$18,410	$18,322	$93,176

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2014 foreign currency exchange rates.

4. BUSINESS ACQUISTIONS
Fiscal Year 2014
Florida Surgical Repair, Inc.
On December 31, 2013, we purchased the assets and assumed certain liabilities of Florida Surgical Repair, Inc. ("FSR"), a provider of surgical instrument and surgical equipment repair services to hospitals and surgery centers in Florida. The purchase price was approximately $5,779, subject to a customary working capital adjustment. FSR has been integrated into the Healthcare business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date. The intangible assets acquired consist of Customer relationships, which will be amortized on a straight line basis over nine years. We recorded an immaterial amount of acquisition related costs which are reported in selling, general and administrative expenses.
Life Systems, Inc.
On February 4, 2014, we purchased the assets and assumed certain liabilities of Life Systems, Inc. ("LSI"), a provider of sales and service in the endoscope repair and certified pre-owned equipment markets, which is located in St. Louis, Missouri.
The purchase price was approximately $24,500, subject to a customary working capital adjustment, which included $1,500 in restricted stock granted to one of the sellers. LSI will be integrated into the Healthcare business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

We recorded acquisition related costs of approximately $255, before tax, which are reported in selling, general and administrative expenses. The intangible assets acquired consist of Customer relationships, which will be amortized on a straight line basis over thirteen years.
Eschmann Holdings Ltd.
On February 10, 2014, we purchased the capital stock of Eschmann Holdings Ltd. ("Eschmann"), a provider of surgical and infection prevention solutions and services used primarily in hospitals, surgery centers and dental offices in the United Kingdom.
The purchase price was approximately 25 million British pounds sterling (approximately $36,648 at the acquisition date). We paid 22 million British pounds sterling at the closing date and expect to pay an additional 3 million British pounds sterling of deferred consideration in the first quarter of fiscal 2015. The purchase price remains subject to a customary working capital adjustment. Eschmann will be integrated into the Healthcare business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date.
We recorded acquisition related costs of approximately $602, before tax, which are reported in selling, general and administrative expenses. The intangible assets acquired consist of tradenames, developed technology, and Customer relationships, which will be amortized on a straight line basis over six to thirteen years, with the exception of the Eschmann tradename which has an indefinite life.
Fiscal Year 2013
United States Endoscopy Group, Inc.
In August 2012, we completed the acquisition of all the outstanding shares of capital stock of United States Endoscopy Group, Inc. (“US Endoscopy”). The purchase price was approximately $270,000, plus a working capital adjustment of $2,145, which adjustment was paid during the third quarter of fiscal year 2013. In addition, we purchased all real estate used in the US Endoscopy business for approximately $7,000, including properties owned by two US Endoscopy affiliates. We did not assume any existing debt in connection with the purchases. US Endoscopy has been integrated into the Healthcare segment.
We recorded acquisition related costs of $4,109, before tax, which are reported in selling, general and administrative expenses. We have made a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. The intangible assets acquired consist of trademarks, trade names and developed technologies, which will be amortized on a straight line basis over thirteen to fifteen years, with the exception of the US Endoscopy trade name which has an indefinite life.
Spectrum Surgical Instruments Corp and Total Repair Express
In October 2012, we purchased two privately-owned businesses: Spectrum Surgical Instruments Corp ("Spectrum") and Total Repair Express ("TRE"), providers of surgical instrument repair services and instrument care products to hospitals and surgery centers in the United States. The aggregate purchase price of approximately $110,000, including contingent consideration, was financed with borrowings under our Credit Agreement (as hereinafter defined). The purchase price remained subject to a working capital adjustment as of March 31, 2013. The instrument repair business has been integrated into the Healthcare business segment.
We recorded acquisition related costs of $2,388, before tax, which are reported in selling, general and administrative expenses. We have made a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code with regard to the acquisition of Spectrum, which allows goodwill and intangibles to be fully deductible for tax purposes. The intangible assets acquired consist of trademarks, customer relationships and non-compete arrangements, which will be amortized on a straight line basis over one to fifteen years with the exception of the Spectrum tradename which has an indefinite life.
VTS Medical Systems, LLC
In December 2012, we purchased the remaining interests in our VTS Medical Systems, LLC ("VTS") joint venture. The joint venture began in fiscal 2009, and we increased our ownership of the joint venture to just under 50% during fiscal 2011. The fair value of our equity interest held in VTS immediately before the date of acquisition was $22,034, which approximated fair value. With this final investment, VTS became a wholly-owned subsidiary of STERIS and has been integrated into the Healthcare business segment. We purchased the remaining interests for a total of approximately $19,000, comprised of cash at closing and deferred cash payments payable over a ten year period.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

We recorded an immaterial amount of acquisition related costs which are reported in selling, general and administrative expenses. We consolidated VTS for the first time in the third quarter of fiscal 2013.
Each of these fiscal 2013 and 2014 acquisitions were funded with cash on hand and/or credit facility borrowings. The Consolidated Financial Statements include the operating results of of each acquisition from the respective acquisition dates. Pro-forma results of operations for fiscal 2014 and 2013 periods have not been presented because the effects of the acquisitions were not material to our financial results.
The table below summarizes the preliminary allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2014 and fiscal 2013 acquisitions.

	Fiscal Year 2014			Fiscal Year 2013
	FSR	LSI	Eschmann (1)	USE	Spectrum/TRE	VTS
Cash	$—	$—	$2,545	$767	$424	$1,442
Accounts receivable	388	2,341	5,336	8,291	10,795	689
Inventory	402	2,727	10,017	7,228	5,107	3,838
Property, plant and equipment	98	301	6,262	12,457	5,091	1,576
Other assets	11	117	475	913	530	1,997
Intangible assets	2,765	4,462	21,128	144,000	45,600	6,930
Goodwill	2,131	16,230	9,277	111,261	46,513	25,551
Total Assets	5,795	26,178	55,040	284,917	114,060	42,023

Accounts payable	(16)	(1,649)	(2,507)	(2,167)	(5,528)	(1,454)
Current liabilities	—	(29)	(11,850)	(3,243)	(2,973)	(82)
Non-current liabilities	—	—	(4,035)	—	—	(1,707)
Total Liabilities	(16)	(1,678)	(18,392)	(5,410)	(8,501)	(3,243)

Net Assets	$5,779	$24,500	$36,648	$279,507	$105,559	$38,780
(1) Purchase price allocation is still preliminary as of March 31, 2014, as valuations have not been finalized.

5. INVENTORIES, NET
Inventories, net consisted of the following:

March 31,	2014	2013
Raw materials	$60,328	$54,456
Work in process	24,449	24,300
Finished goods	102,928	96,616
LIFO reserve	(19,450)	(18,944)
Reserve for excess and obsolete inventory	(13,109)	(11,985)
Inventories, net	$155,146	$144,443

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

6. PROPERTY, PLANT AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

March 31,	2014	2013
Land and land improvements (1)	$33,601	$36,355
Buildings and leasehold improvements	256,879	242,885
Machinery and equipment	360,977	331,953
Information systems	100,349	96,567
Radioisotope	258,547	237,516
Construction in progress (1)	35,016	36,032
Total property, plant, and equipment	1,045,369	981,308
Less: accumulated depreciation and depletion	(590,959)	(549,356)
Property, plant, and equipment, net	$454,410	$431,952

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

Depreciation and depletion expense was $57,037, $55,085 and $52,980, for the years ended March 31, 2014, 2013, and 2012, respectively.
Rental expense for operating leases was $17,643, $15,664, and $14,635 for the years ended March 31, 2014, 2013, and 2012, respectively. Operating leases relate to manufacturing, warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant us varying renewal and purchase options.
Future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2014 were as follows:

Operating Leases
2015	$16,425
2016	13,261
2017	9,475
2018	6,263
2019 and thereafter	3,023
Total Minimum Lease Payments	$48,447

In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated based upon March 31, 2014 foreign currency exchange rates.

7. DEBT

Indebtedness was as follows:

March 31,	2014	2013
Private Placement	$340,000	$410,000
Credit Agreement and Swing Line Facility	153,480	82,290
Total long term debt	$493,480	$492,290

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

In February 2013, we issued $100,000 of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $100,000 of notes, $47,500 have a maturity of nine years and 10 months at an annual interest rate of 3.20%, an additional $40,000 have a maturity of 11 years and 10 months at an annual interest rate of 3.35%, and the remaining $12,500 have a maturity of 14 years and 10 months at an annual interest rate of 3.55%. These borrowings were used primarily for the repayment of existing credit facility debt. The agreements governing these notes contain financial covenants regarding limitations on debt.
In December 2012, we issued $100,000 of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $100,000 of notes, $47,500 have a maturity of 10 years at an annual interest rate of 3.20%, an additional $40,000 have a maturity of 12 years at an annual interest rate of 3.35%, and the remaining $12,500 have a maturity of 15 years at an annual interest rate of 3.55%. These borrowings were used primarily for the repayment of existing credit facility debt. The agreements governing these notes contain financial covenants regarding limitations on debt.
On August 15, 2008, we issued $150,000 of senior notes, of which $120,000 currently remain outstanding, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the outstanding notes $85,000 have a maturity of 10 years at an annual interest rate of 6.33%, and the remaining $35,000 have a maturity of 12 years at an annual interest rate of 6.43%. The agreements governing these notes require us to meet certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement.
In December 2003, we issued $100,000 of senior notes, of which $20,000 currently remain outstanding, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. The remaining $20,000 have a maturity of 12 years at an annual interest rate of 5.38%. The agreements related to these notes require us to meet certain financial covenants, including limitations on debt and a minimum consolidated net worth requirement.
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

As of March 31, 2014, a total $153,480 of indebtedness was outstanding under the Credit Agreement and Swing Line Facility.
At March 31, 2014, we were in compliance with all financial covenants associated with our indebtedness.
The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2015	$12,980
2016	20,000
2017	—
2018	140,500
2019 and thereafter	320,000
Total	$493,480

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

8. ADDITIONAL CONSOLIDATED BALANCE SHEETS INFORMATION
Additional information related to our Consolidated Balance Sheets is as follows:

March 31,	2014	2013
Accrued payroll and other related liabilities:
Compensation and related items	$19,418	$12,078
Accrued vacation/paid time off	6,172	6,739
Accrued bonuses	18,451	22,342
Accrued employee commissions	11,322	9,656
Other postretirement benefit obligations-current portion	2,950	3,271
Other employee benefit plans' obligations-current portion	461	230
Total accrued payroll and other related liabilities	$58,774	$54,316
Accrued expenses and other:
Deferred revenues	$39,441	$40,422
Self-insured risk reserves-current portion	4,656	3,726
Accrued dealer and distributor commissions, fees and rebates	10,017	8,545
Accrued warranty	7,765	12,734
Other	31,423	19,720
Total accrued expenses and other	$93,302	$85,147
Other liabilities:
Self-insured risk reserves-long-term portion	$10,689	$11,552
Other postretirement benefit obligations-long-term portion	18,393	21,278
Defined benefit pension plans obligations-long-term portion	691	6,890
Other employee benefit plans obligations-long-term portion	6,013	5,349
Accrued long-term income taxes	—	9,670
Other	3,091	3,339
Total other liabilities	$38,877	$58,078

9. INCOME TAXES
Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2014	2013	2012
United States operations	$122,245	$175,743	$170,776
Non-United States operations	66,131	51,355	40,332
	$188,376	$227,098	$211,108

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2014	2013	2012
Current:
United States federal	$24,016	$22,259	$33,129
United States state and local	5,991	4,893	4,956
Non-United States	16,449	13,516	15,049
	46,456	40,668	53,134
Deferred:
United States federal	10,501	26,550	20,762
United States state and local	1,473	(10)	3,506
Non-United States	504	(87)	(2,409)
	12,478	26,453	21,859
Total Provision for Income Taxes	$58,934	$67,121	$74,993

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory tax rate as follows:

Years Ended March 31,	2014	2013	2012
United States federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in accruals for uncertain tax positions	(5.1)%	3.6%	(0.7)%
State and local taxes, net of federal income tax benefit	2.6%	2.1%	2.8%
Increase (decrease) in valuation allowances	1.5%	1.1%	0.2%
Foreign income tax credit	(2.0)%	(0.5)%	(0.2)%
Difference in non-United States tax rates	(0.1)%	(2.5)%	(0.5)%
U.S. manufacturing deduction	(1.2)%	(1.3)%	(1.6)%
U.S. Tax Benefit resulting from European Restructuring	(0.6)%	(7.8)%	0.0%
All other, net	1.2%	(0.1)%	0.5%
Total Provision for Income Taxes	31.3%	29.6%	35.5%

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
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Years Ended March 31,	2014	2013
Unrecognized Tax Benefits Balance at April 1	$9,362	$1,527
Increases for tax provisions of prior years	—	9,244
Decreases for tax provisions of prior years	—	(700)
Increases for tax provisions of current year	—	—
Decreases for tax provisions of current year	—	—
Settlements	(9,244)	(553)
Lapse of statute of limitations	(118)	(156)
Unrecognized Tax Benefits Balance at March 31	$—	$9,362

The total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate is $0 at March 31, 2014 and $9,362 at March 31, 2013.
For the years ended March 31, 2014 and 2013, current income tax expense includes (benefit) expense of $(276) and $(659) for interest, and (benefit) expense of $(31) and $(33) for penalties, respectively. In total, as of March 31, 2014 and 2013, we have recognized a liability for interest of $0 and $276 and penalties of $0 and $31, respectively.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2013 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2009. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse effect on our consolidated financial statements.
Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2014 and 2013 were as follows:

March 31,	2014	2013
Deferred Tax Assets:
Post-retirement benefit accrual	$8,171	$9,556
Compensation	22,008	19,628
Net operating loss carryforwards	12,518	13,757
Accrued expenses	6,681	8,626
Insurance	3,689	3,696
Deferred income	5,265	8,770
Bad debt	2,191	1,727
Pension	408	2,807
Other	965	39
Deferred Tax Assets	61,896	68,606
Less: Valuation allowance	12,541	12,428
Total Deferred Tax Assets	49,355	56,178
Deferred Tax Liabilities:
Depreciation and depletion	50,265	47,809
Intangibles	36,367	27,240
Inventory	921	1,040
Other	4,771	3,818
Total Deferred Tax Liabilities	92,324	79,907
Net Deferred Tax Assets (Liabilities)	$(42,969)	$(23,729)

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

At March 31, 2014, we had federal operating loss carryforwards of $993, which can be utilized subject to certain limitations, and foreign operating loss carry forwards of $48,062. Substantially all of the foreign carryforwards have a definite expiration period and will expire if unused between fiscal years 2015 and 2021. In addition, we have recorded tax benefits of $941 related to state operating loss carryforwards. At March 31, 2014, we had $75 of tax credit carryforwards. These credit carryforwards expire between fiscal 2017 and fiscal 2026.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $12,541 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2014 by $113.
At March 31, 2014, cumulative undistributed earnings of international operations amounted to approximately $222,069. These earnings are indefinitely reinvested in international operations. Accordingly, no provision has been made for deferred taxes related to the future repatriation of such earnings, nor is it practicable to determine the amount of this liability.
At March 31, 2014, we had a current prepaid income tax position. This was mainly due to the timing of U.S. Federal income tax estimated payments and a prior year overpayment carryforward.

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
A defined benefit pension plan was also provided to the employees of our former Pieterlen, Switzerland manufacturing facility. Restructuring actions related to the Pieterlen, Switzerland manufacturing facility were taken as part of the Fiscal 2010 Restructuring Plan. These actions resulted in workforce reductions that resulted in curtailments and complete settlement of the plan as the vested benefits of affected employees were substantially settled.
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

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement medical benefit plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2014 and 2013, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement medical benefit plan. The measurement date of our defined benefit pension plans and other post-retirement medical benefit plan is March 31, for both periods presented.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Defined Benefit Pension Plans			Other Postretirement Benefits Plan
	U.S. Qualified		International
	2014	2013	2013	2014	2013
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$53,433	$51,319	$5,103	$24,548	$24,894
Service cost	160	150	84	—	—
Interest cost	1,799	2,092	76	683	867
Actuarial (gain) loss	(1,916)	4,227	—	(654)	2,140
Benefits and expenses	(4,270)	(4,355)	—	(3,235)	(3,353)
Curtailments/settlements	—	—	(5,263)	—	—
Benefit Obligations at End of Year	49,206	53,433	—	21,342	24,548
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	46,543	42,391	4,150	—	—
Actual return on plan assets	6,340	3,962	—	—	—
Employer contributions	—	4,545	70	3,235	3,353
Employee contributions	—	—	(70)	—	—
Benefits and expenses paid	(4,270)	(4,355)	—	(3,235)	(3,353)
Curtailments/settlements	—	—	(4,150)	—	—
Fair Value of Plan Assets at End of Year	48,613	46,543	—	—	—
Funded Status of the Plans	$(593)	$(6,890)	$—	$(21,342)	$(24,548)

Amounts recognized in the consolidated balance sheets consist of the following:

	Pension Plans
	U.S. Qualified		Other Post-retirement Plan
	2014	2013	2014	2013
Current liabilities	$—	$—	$(2,949)	$(3,271)
Noncurrent liabilities	(593)	(6,890)	(18,393)	(21,277)
	$(593)	$(6,890)	$(21,342)	$(24,548)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) income at March 31, 2014 was $(30,304) and $26,369, respectively. During fiscal 2015, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

	Pension Plans		Other Post-retirement Benefit Plan
	U.S. Qualified Plan	International Plan
Actuarial loss	$1,106	$—	$721
Prior Service Cost	—	—	(3,263)

Defined benefit plans with an accumulated benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2014 and 2013:

	U.S. Qualified
	2014	2013
Aggregate fair value of plan assets	$48,613	$46,543
Aggregate accumulated benefit obligations	49,206	53,433

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Defined benefit plans with a projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2014 and 2013:

	U.S. Qualified
	2014	2013
Aggregate fair value of plan assets	$48,613	$46,543
Aggregate projected benefit obligations	49,206	53,433

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement medical benefit plan were as follows:

	Pension Plans
	U.S. Qualified			International		Other Post-retirement Plan
	2014	2013	2012	2013	2012	2014	2013	2012
Service cost	$160	$150	$205	$84	$334	$—	$—	$—
Interest cost	1,799	2,092	2,438	76	195	683	867	991
Expected return on plan assets	(3,442)	(3,337)	(3,304)	(100)	(209)	—	—	—
Prior service cost recognition	—	—	—	—	—	(3,263)	(3,263)	(3,263)
Net amortization and deferral	1,458	1,333	1,066	—	—	891	725	425
Net periodic benefit cost	(25)	238	405	60	320	(1,689)	(1,671)	(1,847)
Curtailments/settlements	—	—	—	(982)	(1,384)	—	—	—
Total benefit cost	$(25)	$238	$405	$(922)	$(1,064)	$(1,689)	$(1,671)	$(1,847)
Recognized in other comprehensive (income) loss before tax:
Net loss (gain) occurring during year	$(4,814)	$3,602	$5,220	$—	$818	$(654)	$2,140	$3,512
Amortization of prior service credit (cost)	—	—	—	—	—	3,263	3,263	3,263
Amortization of net (loss) gain	(1,458)	(1,333)	(1,066)	(159)	87	(891)	(725)	(425)
Total recognized in other comprehensive loss (income)	(6,272)	2,269	4,154	(159)	905	1,718	4,678	6,350
Total recognized in total benefits cost and other comprehensive loss (income)	$(6,297)	$2,507	$4,559	$(1,081)	$(159)	$29	$3,007	$4,503

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2014	2013
Discount Rate:
U.S. qualified pension plan	4.00%	3.50%
Other post-retirement plan	3.50%	3.00%

The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	2014	2013	2012
Discount Rate:
U.S. qualified pension plan	3.50%	4.25%	5.25%
Switzerland pension plan	n/a	2.25%	2.75%
Other post-retirement plan	3.00%	3.75%	4.50%
Expected Return on Plan Assets:
U.S. qualified pension plan	7.75%	8.00%	8.00%
Switzerland pension plan	n/a	3.25%	3.25%
Rate of Compensation Increase:
Switzerland pension plan	n/a	2.50%	2.50%

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

	2014	2013	2012
Healthcare cost trend rate – medical	7.0%	8.0%	8.0%
Healthcare cost trend rate – prescription drug	7.0%	7.0%	8.0%
Long-term healthcare cost trend rate	4.5%	4.5%	4.5%

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
A one-percentage-point change in assumed healthcare cost trend rates (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2014:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$3	$(3)
Effect on other post-retirement benefit obligation	90	(88)

Plan Assets.  Our United States defined benefit pension plan is funded. The following table presents the targeted asset allocation of plan assets at March 31, 2014 and the actual allocation of plan assets at March 31, 2014 and 2013 for this plan:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Long-Term Target Allocation Percentage	Percentage of Plan Assets March 31
		2014	2013
U.S. Qualified Plan:
Equity securities	35%	34.1%	60.9%
Debt securities	65%	65.2%	38.4%
Cash	0%	0.7%	0.7%
Total	100%	100%	100%

The long-term target allocations in the preceding table reflect our asset class return expectations and tolerance for investment risk within the context of the pension plans’ long-term benefit obligations. Investment policies, strategies, and long-term target allocations are developed on a plan specific basis. We continually challenge the long-term target asset allocations and support the allocations by an analysis that incorporates historical and expected returns by asset class as well as volatilities across asset classes and our liability profile. Due to market conditions and other factors, actual asset allocations may vary from the long-term target allocations presented in the preceding table. Plan assets for our U.S. defined benefit plan are managed by outside investment managers pursuant to investment policy guidelines established by the Company for the plan. If asset allocations move outside of the target ranges, the portfolios may be rebalanced. For the purpose of the above analysis, debt and equity securities include fixed income and equity security mutual funds, respectively. At March 31, 2014 and 2013, the plan's assets did not include investments in STERIS common shares.

Financial instruments included in pension plan assets are categorized into three tiers. These tiers include a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:
Level 1 - Quoted prices for identical assets in active markets.
Level 2 - Quoted prices for similar assets in active markets with inputs that are observable, either directly or indirectly.
Level 3 - Unobservable prices or inputs in which little or no market data exists.

The fair value of our pension benefits plan assets at March 31, 2014 and 2013 by asset category is as follows:

	Fair Value Measurements at March 31, 2014				Fair Value Measurements at March 31, 2013
	U.S. Qualified Pension Plan				U.S. Qualified Pension Plan
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities	$339	$—	$339	$—	$344	$—	$344	$—
Equity Securities
Mutual Funds	16,596	16,596	—	—	28,353	28,353	—	—
Debt Securities
Mutual Funds	31,678	31,678	—	—	17,846	17,846	—	—
Total Plan Assets	$48,613	$48,274	$339	$—	$46,543	$46,199	$344	$—

Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We have recorded liabilities for amounts greater than the required funding levels on our accompanying Consolidated Balance Sheets. As of March 31, 2014, we do not expect to make additional contributions to the U.S. qualified defined benefit pension plan in fiscal 2015.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2014, the following benefit payments are expected to be made to plan participants:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Defined Pension Plan	Other Post-Retirement Benefit Plan
2015	$4,069	$2,950
2016	3,975	2,765
2017	3,866	2,414
2018	3,755	2,147
2019	3,644	1,841
2020-2025	16,784	6,873

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. The subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $316 and $400, during fiscal 2014 and fiscal 2013, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain a 401(k) defined contribution plan for eligible United States employees, a 401(k)defined contribution plan for eligible Puerto Rico employees and a similar savings plan for Canadian employees. We provide a match on a specified portion of an employee’s contribution. The United States plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of plan assets was $424,297 at March 31, 2014. At March 31, 2014, the U.S. plan held 740,073 STERIS common shares with a fair value of $35,338. We paid dividends of $622, $592, and $545 to the plan and participants on STERIS common stock held by the plan for the years ended March 31, 2014, 2013, and 2012, respectively. We contributed $9,956, $7,974, and $7,771, to the defined contribution plans for the years ended March 31, 2014, 2013, and 2012, respectively.
We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. There were no Employee contributions made to this plan in fiscal 2014 or fiscal 2013. Employee contributions to this plan were $443 in fiscal 2012. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $3,397 and $3,139 at March 31, 2014 and March 31, 2013, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.

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
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 9 to our consolidated financial statements titled, “Income Taxes” in this Annual Report on Form 10-K.
Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and in Item 3 of Part I titled, “Legal Proceedings” contained in this Annual Report on Form 10-K.
As of March 31, 2014 and 2013, our commercial commitments totaled $49,585 and $45,804, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $5,961 of the March 31, 2014 and 2013 totals relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2014 and 2013, we had minimum purchase commitments with suppliers for raw material purchases totaling $54,521 and $59,358, respectively.

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
The accounting policies for reportable segments are the same as those for the consolidated Company. For the year ended March 31, 2014, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Years Ended March 31,	2014	2013	2012
Revenues:
Healthcare (1)	$1,180,051	$1,074,790	$1,013,102
Life Sciences	246,122	244,421	226,658
Isomedix	194,183	179,550	164,257
Total reportable segments	1,620,356	1,498,761	1,404,017
Corporate and other	1,896	3,141	2,793
Total revenues (1)	$1,622,252	$1,501,902	$1,406,810
Operating income (loss):
Healthcare (2)	$109,714	$153,343	$141,742
Life Sciences	50,049	47,453	41,633
Isomedix	55,186	51,455	47,596
Total reportable segments	214,949	252,251	230,971
Corporate and other	(8,142)	(9,422)	(8,655)
Total operating income (2)	$206,807	$242,829	$222,316
(1) Includes an increase of $22,367 in fiscal 2013, and an increase of $15,306 in fiscal 2012, resulting from the SYSTEM 1 Rebate Program.
(2) Includes an increase of $23,640 in fiscal 2013, and an increase of $17,403 in fiscal 2012, resulting from SYSTEM 1 Rebate Program, and an increase of $16,782 in fiscal year 2013, resulting from the class action settlement.

For the year ended March 31, 2014, pre-tax restructuring expenses of $19,364, $635, and $1,349 are included in the operating results of the Healthcare, Life Sciences and Isomedix segments, respectively. For the years ended March 31, 2013, and 2012, pre-tax restructuring expenses of $(565) and $644, respectively, are included in the operating results of the Healthcare segment.
Assets include the current and long-lived assets directly attributable to the segment based on the management of the location or on utilization. Certain corporate assets were allocated to the reportable segments based on revenues. Assets attributed to sales and distribution locations are only allocated to the Healthcare and Life Sciences segments. Corporate and other includes assets directly attributable to the Defense and Industrial business unit, as well as certain unallocated amounts related to being a publicly traded company. Total assets associated with the Healthcare segment have increased substantially during fiscal 2014, as a result of several business acquisitions as described in Note 4 to our consolidated financial statements titled, "Business Acquisitions".
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

March 31,	2014	2013
Assets:
Healthcare and Life Sciences	$1,476,471	$1,357,368
Isomedix	408,528	400,171
Total reportable segments	1,884,999	1,757,539
Corporate and other	2,163	3,570
Total assets	$1,887,162	$1,761,109

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Years Ended March 31,	2014	2013	2012
Capital Expenditures:
Healthcare and Life Sciences	$47,043	$44,201	$31,713
Isomedix	39,310	43,198	34,943
Total Reportable Segments	86,353	87,399	66,656
Corporate and other	14	13	26
Total Capital Expenditures	$86,367	$87,412	$66,682
Depreciation, Depletion, and Amortization:
Healthcare and Life Sciences	$46,315	$41,622	$37,559
Isomedix	29,318	27,396	25,324
Total Reportable Segments	75,633	69,018	62,883
Corporate and other	16	17	23
Total Depreciation, Depletion, and Amortization	$75,649	$69,035	$62,906

Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant and equipment, net are those assets that are identified within the operations in each geographic area.

Years Ended March 31,	2014	2013	2012
Revenues:
United States	$1,244,730	$1,141,633	$1,057,461
International	377,522	360,269	349,349
Total Revenues	$1,622,252	$1,501,902	$1,406,810

March 31,	2014	2013
Property, Plant, and Equipment, Net
United States	$396,233	$377,320
International	58,177	54,632
Property, Plant, and Equipment, Net	$454,410	$431,952

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

	Years Ended March 31,
	2014	2013	2012
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	58,966	58,305	58,367
Dilutive effect of common share equivalents	779	539	596
Weighted average common shares outstanding and common share equivalents—diluted	59,745	58,844	58,963

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Years Ended March 31,
	2014	2013	2012
(shares in thousands)
Number of common share options	327	649	741

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
Under the stock repurchase authorization provided by our Board of Directors, we repurchased 565,887 of our common shares during fiscal 2014 in the aggregate amount of $24,691, representing an average price of $43.63 per common share. During fiscal 2013, we paid an aggregate amount of $6,830 for the repurchase of 204,349 of our common shares, representing an average price of $33.42 per common share. During fiscal 2012, we paid an aggregate amount of $55,942 for the repurchase of 1,851,510 of our common shares, representing an average price of $30.21 per common share.
We obtained 58,529 of our common shares during fiscal 2014 in the aggregate amount of $778 in connection with stock based compensation award programs. We obtained 52,893 of our common shares during fiscal 2013 in the aggregate amount of $1,172 in connection with these programs. We obtained 22,927 of our common shares during fiscal 2012 in the aggregate amount of $808 in connection with these programs. At March 31, 2014, $86,939 of STERIS common shares remained authorized for repurchase pursuant to the most recent Board approved repurchase authorization (the March 2008 Board Authorization). Also, 11,071,728 common shares were held in treasury at March 31, 2014.

15. SHARE-BASED COMPENSATION
We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights, and common share grants. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us and has not met specific age and service requirements. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date for grantees who have met specific age and service requirements. As of March 31, 2014, 3,386,347 shares remained available for grant under the long-term incentive plan.
The fair value of share-based stock option compensation awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

The following weighted-average assumptions were used for options granted during fiscal 2014, fiscal 2013 and fiscal 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Risk-free interest rate	.95%	1.21%	2.41%
Expected life of options	5.7 years	5.8 years	5.7 years
Expected dividend yield of stock	2.22%	2.15%	1.78%
Expected volatility of stock	31.22%	31.24%	29.78%

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 1.44%, 1.83% and 2.08% was applied in fiscal 2014, 2013 and 2012, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2013	2,657,133	$28.40
Granted	322,710	45.26
Exercised	(536,532)	26.03
Forfeited	(44,175)	36.37
Canceled	(2,150)	25.39
Outstanding at March 31, 2014	2,396,986	$31.06	5.5 years	$40,002
Exercisable at March 31, 2014	1,735,631	$28.37	4.5 years	$33,644

We estimate that 654,707 of the non-vested stock options outstanding at March 31, 2014 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $47.75 closing price of our common shares on March 31, 2014 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2014, 2013 and 2012 was $10,253, $10,071 and $2,846, respectively. Net cash proceeds from the exercise of stock options were $14,160, $23,019 and $5,723 for the years ended March 31, 2014, 2013 and 2012, respectively. The tax benefit from stock option exercises was $2,841, $2,058 and $1,514 for the years ended March 31, 2014, 2013 and 2012, respectively.
The weighted average grant date fair value of stock option grants was $10.59, $7.32 and $9.31 for the years ended March 31, 2014, 2013 and 2012, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they may be settled in cash or stock upon exercise. Those settled in cash are classified as liabilities. The fair value of the outstanding SARS as of March 31, 2014 and 2013 was $1,432 and $1,253, respectively. The fair value of cash settled outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2013	737,343	—	$32.81
Granted	296,666	33,196	45.07
Vested	(61,725)	(17,470)	37.33
Canceled	(41,266)	(750)	35.26
Non-vested at March 31, 2014	931,018	14,976	$36.60

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during fiscal 2014 was $2,956.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Restricted share units carry generally the same terms and vesting requirements as restricted stock except that they may be settled in stock or cash upon vesting. Those that are settled in cash are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of March 31, 2014 and 2013 was $1,259 and $1,405, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.
As of March 31, 2014, there was a total of $20,392 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.23 years.

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
Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2014	2013	2012
Balance, Beginning of Year	$12,734	$11,189	$7,509
Warranties issued during the period	3,538	16,111	19,944
Settlements made during the period	(8,507)	(14,566)	(16,264)
Balance, End of Year	$7,765	$12,734	$11,189

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $31,079, $35,258 and $43,252 as of March 31, 2014, 2013 and 2012, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

17. FORWARD AND SWAP CONTRACTS
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At March 31, 2014, we held foreign currency forward contracts to buy 68 million Mexican pesos, 10 million Canadian dollars and 3 million Euros, and contracts to sell 18 million Mexican pesos.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Prepaid & Other	$167	$161	$—	$—
Accrued expenses and other	$—	$—	$67	$128

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Years Ended March 31,
		2014	2013	2012
Foreign currency forward contracts	Selling, general and administrative	$(1,175)	$161	$(1,115)
Commodity swap contracts	Cost of revenues	$(57)	$(217)	$(1,544)

18. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2014 and March 31, 2013:

			Fair Value Measurements at March 31, 2014 and March 31, 2013 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2014	2013	2014	2013	2014	2013	2014	2013
Assets:
Cash and cash equivalents (1)	$152,802	$142,008	$137,189	$135,277	$15,613	$6,731	$—	$—
Forward and swap contracts (2)	167	161	—	—	167	161	—	—
Investments (3)	3,397	3,139	3,397	3,139	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$67	$128	$—	$—	$67	$128	$—	$—
Deferred compensation plans (3)	3,495	3,218	3,495	3,218	—	—	—	—
Long term debt (4)	493,480	492,290	—	—	511,690	531,856	—	—
Contingent consideration obligations (5)	9,887	5,453	—	—	—	—	9,887	5,453

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
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2014 are summarized as follows:

Contingent Consideration
Balance at March 31, 2012	$6,953
Additions	1,412
(Gains) Losses	(2,452)
Foreign currency translation adjustments (1)	(460)
Balance at March 31, 2013	$5,453
Additions	5,083
Payments	(24)
(Gains) Losses	(374)
Foreign currency translation adjustments (1)	(251)
Balance at March 31, 2014	$9,887
(1) Reported in other comprehensive income (loss).

19. ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income shown in our Consolidated Statements of Shareholders' Equity consists of the following:

	Year Ended March 31,
	2014	2013	2012
Cumulative foreign currency translation adjustment	$6,348	$810	$14,555
Amortization of pension and postretirement benefit plans costs, net of taxes	(2,428)	(5,184)	(1,102)
Unrealized gain on available for sale securities	561	286	174
Total	$4,481	$(4,088)	$13,627

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

20. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the years ended March 31, 2014 and March 31, 2013 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	2014	2013	2014	2013	2014	2013	2014	2013
Beginning Balance	$286	$174	$(5,184)	$(1,102)	$810	$14,555	$(4,088)	$13,627
Other Comprehensive Income (Loss) before reclassifications	143	7	4,470	(2,650)	5,901	(14,550)	10,514	(17,193)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	132	105	(1,714)	(1,432)	(363)	805	(1,945)	(522)
Net current-period Other Comprehensive Income (Loss)	275	112	2,756	(4,082)	5,538	(13,745)	8,569	(17,715)
Balance March 31, 2014	$561	$286	$(2,428)	$(5,184)	$6,348	$810	$4,481	$(4,088)

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

21. SUBSEQUENT EVENTS
On April 1, 2014 the Company announced a definitive agreement to acquire Integrated Medical Systems International("IMS"), for a purchase price of $165,000, subject to a customary working capital adjustment, plus $10,000 for the purchase of certain real estate. IMS has facilities located in Alabama, Florida, and Maryland and provides a variety of services including; endoscope repair, surgical instrument management and sterile processing consulting. IMS will be integrated into our Healthcare segment as part of our Specialty Services business.
The transaction closed on May 9, 2014 and was financed through credit facility borrowings.
We anticipate that the acquisition of IMS will qualify for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

22. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31,	December 31,	September 30,	June 30,
Fiscal 2014
Revenues:
Product	$300,609	$252,616	$235,309	$222,928
Service	164,678	152,935	148,453	144,724
Total Revenues	465,287	405,551	383,762	367,652
Cost of Revenues:
Product	178,125	144,884	133,629	129,538
Service	102,667	96,892	95,627	91,268
Total Cost of Revenues	280,792	241,776	229,256	220,806
Gross Profit	184,495	163,775	154,506	146,846
Percentage of Revenues	39.7%	40.4%	40.3%	39.9%
Restructuring Expenses	12,326	808	18	52
Net Income	$38,876	$28,506	$29,743	$32,317
Basic Income Per Common Share:
Net income	$0.66	$0.48	$0.50	$0.55
Diluted Income Per Common Share:
Net income	$0.65	$0.48	$0.50	$0.54

Fiscal 2013 (1)
Revenues:
Product	$278,237	$243,722	$231,650	$213,753
Service	149,979	136,683	124,671	123,207
Total Revenues	428,216	380,405	356,321	336,960
Cost of Revenues:
Product	158,587	139,683	127,147	125,482
Service	91,861	87,600	76,053	74,226
Total Cost of Revenues	250,448	227,283	203,200	199,708
Gross Profit	177,768	153,122	153,121	137,252
Percentage of Revenues	41.5%	40.3%	43.0%	40.7%
Restructuring Expenses	5	(386)	(48)	(136)
Net Income	$41,381	$48,097	$40,145	$30,354
Basic Income Per Common Share:
Net income	$0.71	$0.82	$0.69	$0.52
Diluted Income Per Common Share:
Net income	$0.70	$0.82	$0.68	$0.52

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2014
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$10,043	$3,266		$(37)	(3)	$(2,350)	(4)	$10,922
Inventory valuation reserve	11,985	1,067	(2)	57	(3)	—		13,109
Deferred tax asset valuation allowance	12,428	508		227		(622)		12,541
Recorded within liabilities:
Casualty loss reserves	$14,100	$4,000		$(68)		$(3,588)		$14,444
Accrued SYSTEM 1 Rebate Program and class action settlement	253	—		—		(245)		8
Year ended March 31, 2013
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$11,428	$(91)		$(49)	(3)	$(1,245)	(4)	$10,043
Inventory valuation reserve	15,313	(3,140)	(2)	(188)	(3)	—		11,985
Deferred tax asset valuation allowance	11,842	3,279		(569)		(2,124)		12,428
Recorded within liabilities:
Casualty loss reserves	$10,776	$2,387		$3,185		$(2,248)		$14,100
Accrued SYSTEM 1 Rebate Program and class action settlement	69,065	(40,422)	(5)	—		(28,390)		253
Year ended March 31, 2012
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,085	$2,901		$1,520	(3)	$(2,078)	(4)	$11,428
Inventory valuation reserve	10,122	5,304	(2)	(114)	(3)	—		15,313
Deferred tax asset valuation allowance	11,421	1,360		(435)		(504)		11,842
Recorded within liabilities:
Casualty loss reserves	$13,037	$1,205		$(792)		$(2,674)		$10,776
Accrued SYSTEM 1 Rebate Program and class action settlement	127,683	(17,403)	(6)	—		(41,215)		69,065

(1)	Net allowance for doubtful accounts and allowance for sales and returns.

(2)	Provision for excess and obsolete inventory, net of inventory written off.

(3)	Change in foreign currency exchange rates and acquired reserves.

(4)	Uncollectible accounts written off, net of recoveries.

(5)	Adjustments were classified as follows: $22,367 as an increase to revenues, $1,273 as a decrease to cost of revenues, and $16,782 as a decrease to selling, general and administrative expenses.

(6)	Adjustments were classified as follows: $15,306 as an increase to revenues and $2,097 as a decrease to cost of revenues.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2014 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2014.
We acquired the assets of FSR and LSI and the stock of Eschmann during fiscal 2014. Our assessment of and conclusion on the effectiveness of internal control over financial reporting as of March 31, 2014 did not include the internal controls of these entities. Total assets of the acquired businesses (inclusive of acquired intangible assets and goodwill) represented approximately 5 percent of our consolidated assets as of March 31, 2014 and less than 1 percent of our consolidated net sales for the year ended March 31, 2014.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting. The report is below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
STERIS Corporation

We have audited STERIS Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, 1992 framework (the COSO criteria). STERIS Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on STERIS Corporation and subsidiaries’ internal control over financial reporting based on our audit.
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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of the conclusions on the effectiveness of internal control over financial reporting did not include the internal controls of Eschmann Holdings Limited (“EHL”), Life Systems, Inc. (“LSI”), and Florida Surgical Repair (“FSR”) which were acquired in fiscal 2014 and are included in the March 31, 2014 consolidated financial statements of STERIS Corporation and subsidiaries, and constituted approximately 5% of total assets, as of March 31, 2014 and less than 1% of total revenues for the year then ended. Our audit of internal control over financial reporting of STERIS Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of EHL, LSI and FSR which were acquired in fiscal 2014.
In our opinion, STERIS Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS Corporation and subsidiaries as of March 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014 of STERIS Corporation and subsidiaries, and our report dated May 29, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
May 29, 2014

ITEM 9B.	OTHER INFORMATION
On May 23, 2014 the Company received a warning letter from the FDA regarding an inspection that the FDA concluded on January 8, 2014 at our STERIS Isomedix Services facility located in Libertyville, Illinois. The facility primarily provides microbial reduction services for certain medical device Customers. Among other matters, the FDA warning letter asserts that certain processes and procedures observed during the inspection did not conform to current Good Manufacturing Practices for medical devices as required by Title 21 CFR Part 820 and, as a result, that certain devices processed at the subject facility are adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Since the inspection, STERIS has provided detailed responses to the FDA regarding its corrective actions, and will continue to work diligently to remediate the FDA’s concerns. We do not believe that this inspection was a result of Customer complaints and there have been no reports of patient injury. We do not expect this situation to have a material adverse effect on our operations or financial condition.
The Company and Timothy L. Chapman, the Company’s Senior Vice President and Group President, Healthcare, have agreed that Mr. Chapman’s employment with the Company will terminate effective June 1, 2014. Mr. Chapman has been on a personal leave of absence since January 13, 2014.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board Meetings and Committees” and “Shareholder Nominations of Directors and Nominee Criteria” of our definitive proxy statement to be filed with the SEC in connection with our 2014 Annual Meeting of Shareholders (the “Proxy Statement”).
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
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,396,986	31.06	3,386,347
Equity compensation plans not approved by security holders	—	—	—
Total	2,396,986	31.06	3,386,347

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) The following consolidated financial statements of STERIS Corporation and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2014 and 2013.
Consolidated Statements of Income – Years ended March 31, 2014, 2013, and 2012.
Consolidated Statements of Comprehensive Income –Years ended March 31, 2014, 2013, and 2012.
Consolidated Statements of Cash Flows – Years ended March 31, 2014, 2013, and 2012.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2014, 2013, and 2012.
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

10.2
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.3	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.6
Amendment No. 1 to STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.8
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.9
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.10
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.11
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.12
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.13
STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective July 28, 2011) (filed as Exhibit A to Schedule 14A (Definitive Proxy Statement) filed June 7, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees~~.~~ (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.15
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.16
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference.*

10.17
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.18
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.27 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.19
STERIS Corporation Form of Restricted Stock Agreement for Employees.(filed as Exhibit 10.28 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.20
Amendment to Nonqualified Stock Option Agreement (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.21
Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.22
Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.13 to Form10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.23
Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.24
Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.25
Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.34 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.26	STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective March 13, 2014).*

10.27
Description of Non-Employee Director Compensation Arrangements (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2013 (Commission File No. 1-14643), and incorporated herein by reference).*

10.28	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.29
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.30
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

10.32	STERIS Corporation Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.33
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

10.35
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.36
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.37
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.38
Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.39
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

10.40
Joinder Supplement to Third Amended and Restated Guaranty of Payment made by United States Endoscopy Group, Inc. and dated October 9, 2012 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.41
Amendment No. 1 dated October 12, 2012 to Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association as agent for the lenders from time to time party thereto and such lenders (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.42
Joinder Supplement to Third Amended and Restated Guaranty of Payment made by Spectrum Surgical Instruments Corp. and dated October 29, 2012 (filed as Exhibit 10.6 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.43
Form of Note Purchase Agreements, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.44
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

10.48
Guaranty Supplement dated October 10, 2012 by United States Endoscopy Group, Inc. and STERIS Corporation (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.49
Guaranty Supplement dated October 29, 2012 by Spectrum Surgical Instruments Corp. and STERIS Corporation (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.50
Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.51
Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.52
Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2008 Senior Notes] (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.53
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

10.55
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

10.57
Letter Agreement - Committed Line of Credit dated December 6, 2013 between STERIS Corporation and PNC Bank, National Association (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2013 (Commission File No. 1-14643), and incorporated herein by reference).

10.58
Stock Purchase Agreement dated July 16, 2012 by and among STERIS Corporation, United States Endoscopy Group, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed August 15, 2012 (Commission No. 1-14643), and incorporated herein by reference).

10.59
Stock Purchase Agreement dated October 16, 2012 between STERIS Corporation, Richard J. and Michelle A. Schultz, individually and as trustees of certain trusts, such trusts and Spectrum Surgical Instruments Corp. (filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.60
Stock Purchase Agreement dated March 31, 2014 by and among STERIS Corporation, Integrated Medical Systems International, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed May 9, 2014 (Commission No. 1-14643), and incorporated herein by reference).

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

STERIS CORPORATION (Registrant)

Date:	May 29, 2014	By:	/S/ MICHAEL J. TOKICH
Michael J. Tokich
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M ROSEBROUGH, JR.	President, Chief Executive Officer and Director	May 29, 2014
Walter M Rosebrough, Jr.
/S/ MICHAEL J. TOKICH	Senior Vice President, Chief Financial Officer and Treasurer	May 29, 2014
Michael J. Tokich
*	Chairman and Director	May 29, 2014
John P. Wareham
*	Director	May 29, 2014
Richard C. Breeden
*	Director	May 29, 2014
Cynthia L. Feldmann
*	Director	May 29, 2014
David B. Lewis
*	Director	May 29, 2014
Jacqueline B. Kosecoff
*	Director	May 29, 2014
Kevin M. McMullen
*	Director	May 29, 2014
Mohsen M. Sohi
*	Director	May 29, 2014
Loyal W. Wilson
*	Director	May 29, 2014
Michael B. Wood

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 29, 2014	By:	/S/ J. ADAM ZANGERLE
J. Adam Zangerle, Attorney-in-Fact for Directors

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

10.2
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2004 (Commission File No. 1-14643), and incorporated herein by reference).*

10.3	STERIS Corporation 1997 Stock Option Plan (filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4	STERIS Corporation 2002 Stock Option Plan (filed as Exhibit 10.7 to Form 10-K for the fiscal year ended March 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5	STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed July 28, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.6
Amendment No. 1 to STERIS Corporation 2006 Long-Term Equity Incentive Plan (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended March 31, 2007 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.8
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.9
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.10
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.11
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.12
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.13
STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective July 28, 2011) (filed as Exhibit A to Schedule 14A (Definitive Proxy Statement) filed June 7, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees~~.~~ (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.15
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.16
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference.*

10.17
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.18
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.27 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.19
STERIS Corporation Form of Restricted Stock Agreement for Employees.(filed as Exhibit 10.28 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.20
Amendment to Nonqualified Stock Option Agreement (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.21
Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.22
Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.13 to Form10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.23
Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.24
Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.25
Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.34 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.26	STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective March 13, 2014).*

10.27
Description of Non-Employee Director Compensation Arrangements (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended September 30, 2013 (Commission File No. 1-14643), and incorporated herein by reference).*

10.28	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.29
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.30
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

10.32	STERIS Corporation Management Incentive Compensation Plan (filed as Exhibit 10.1 to Form 8-K filed May 7, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.33
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

10.35
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.36
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.37
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.38
Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association, as agent for the lenders from time to time party thereto, and such lenders (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.39
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

10.40
Joinder Supplement to Third Amended and Restated Guaranty of Payment made by United States Endoscopy Group, Inc. and dated October 9, 2012 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.41
Amendment No. 1 dated October 12, 2012 to Third Amended and Restated Credit Agreement, dated as of April 13, 2012, among STERIS Corporation, KeyBank National Association as agent for the lenders from time to time party thereto and such lenders (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.42
Joinder Supplement to Third Amended and Restated Guaranty of Payment made by Spectrum Surgical Instruments Corp. and dated October 29, 2012 (filed as Exhibit 10.6 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.43
Form of Note Purchase Agreements, dated December 17, 2003, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended December 31, 2003 (Commission File No. 1-14643), and incorporated herein by reference).

10.44
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

10.48
Guaranty Supplement dated October 10, 2012 by United States Endoscopy Group, Inc. and STERIS Corporation (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.49
Guaranty Supplement dated October 29, 2012 by Spectrum Surgical Instruments Corp. and STERIS Corporation (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.50
Form of Note Purchase Agreements dated as of August 15, 2008, between STERIS Corporation and certain institutional investors (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.51
Subsidiary Guaranty dated as of August 15, 2008, by certain subsidiaries of STERIS Corporation (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended September 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.52
Guaranty Supplement dated July 11, 2011 by STERIS Brazil Holdings, LLC and STERIS Corporation [For 2008 Senior Notes] (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.53
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

10.55
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

10.57
Letter Agreement - Committed Line of Credit dated December 6, 2013 between STERIS Corporation and PNC Bank, National Association (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2013 (Commission File No. 1-14643), and incorporated herein by reference).

10.58
Stock Purchase Agreement dated July 16, 2012 by and among STERIS Corporation, United States Endoscopy Group, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed August 15, 2012 (Commission No. 1-14643), and incorporated herein by reference).

10.59
Stock Purchase Agreement dated October 16, 2012 between STERIS Corporation, Richard J. and Michelle A. Schultz, individually and as trustees of certain trusts, such trusts and Spectrum Surgical Instruments Corp. (filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.60
Stock Purchase Agreement dated March 31, 2014 by and among STERIS Corporation, Integrated Medical Systems International, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed May 9, 2014 (Commission No. 1-14643), and incorporated herein by reference).

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