Form 10-Q
period 2014-06-30
STERIS CORP
filed 2014-08-08
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of July 31, 2014: 59,337,678

STERIS Corporation and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2014	March 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$157,936	$152,802
Accounts receivable (net of allowances of $10,296 and $10,922, respectively)	284,194	313,686
Inventories, net	179,593	155,146
Deferred income taxes, net	16,120	16,084
Prepaid expenses and other current assets	39,054	37,027
Total current assets	676,897	674,745
Property, plant, and equipment, net	475,222	454,410
Goodwill and intangibles, net	890,089	747,715
Other assets	10,258	10,292
Total assets	$2,052,466	$1,887,162
Liabilities and equity
Current liabilities:
Accounts payable	$88,046	$102,430
Accrued payroll and other related liabilities	49,275	58,774
Accrued expenses and other	94,029	93,302
Total current liabilities	231,350	254,506
Long-term indebtedness	658,740	493,480
Deferred income taxes, net	59,100	59,053
Other liabilities	37,272	38,877
Total liabilities	$986,462	$845,916
Commitments and contingencies (see note 9)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,343 and 58,968 shares outstanding, respectively	246,121	246,186
Common shares held in treasury, 10,696 and 11,072 shares, respectively	(316,086)	(324,202)
Retained earnings	1,124,317	1,112,240
Accumulated other comprehensive income	9,033	4,481
Total shareholders’ equity	1,063,385	1,038,705
Noncontrolling interest	2,619	2,541
Total equity	1,066,004	1,041,246
Total liabilities and equity	$2,052,466	$1,887,162
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Revenues:
Product	$230,440	$222,928
Service	182,203	144,724
Total revenues	412,643	367,652
Cost of revenues:
Product	129,975	129,538
Service	112,575	91,268
Total cost of revenues	242,550	220,806
Gross profit	170,093	146,846
Operating expenses:
Selling, general, and administrative	113,688	93,929
Research and development	12,409	11,853
Restructuring expenses	(172)	52
Total operating expenses	125,925	105,834
Income from operations	44,168	41,012
Non-operating expenses, net:
Interest expense	4,682	4,987
Interest income and miscellaneous expense	(220)	(248)
Total non-operating expenses, net	4,462	4,739
Income before income tax expense	39,706	36,273
Income tax expense	15,169	3,956
Net income	$24,537	$32,317
Net income per common share
Basic	$0.41	$0.55
Diluted	$0.41	$0.54
Cash dividends declared per common share outstanding	$0.21	$0.19

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Net income	$24,537	$32,317
Unrealized gain (loss) on available for sale securities	103	2
Amortization of pension and postretirement benefit plans costs, (net of taxes of $137 and $89, respectively)	(222)	(140)
Change in cumulative foreign currency translation adjustment	4,671	(4,719)
Total other comprehensive loss	4,552	(4,857)
Comprehensive income	$29,089	$27,460

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2014	2013
Operating activities:
Net income	$24,537	$32,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	20,405	18,333
Deferred income taxes	(167)	397
Share-based compensation expense	2,835	2,143
Loss on the disposal of property, plant, equipment, and intangibles, net	233	26
Other items	(1,366)	2,422
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	46,681	12,635
Inventories, net	(15,426)	(11,662)
Other current assets	(1,139)	6,377
Accounts payable	(18,877)	(338)
Accruals and other, net	(11,363)	(29,953)
Net cash provided by operating activities	46,353	32,697
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(23,331)	(21,741)
Proceeds from the sale of property, plant, equipment, and intangibles	71	8
Acquisition of business, net of cash acquired	(179,012)	(115)
Net cash used in investing activities	(202,272)	(21,848)
Financing activities:
Proceeds under credit facilities, net	165,260	21,410
Deferred financing fees and debt issuance costs	—	(43)
Repurchases of common shares	(5,319)	(4,775)
Cash dividends paid to common shareholders	(12,459)	(11,244)
Stock option and other equity transactions, net	7,150	8,482
Tax benefit from share-based compensation	3,835	718
Net cash provided by financing activities	158,467	14,548
Effect of exchange rate changes on cash and cash equivalents	2,586	(1,567)
Increase in cash and cash equivalents	5,134	23,830
Cash and cash equivalents at beginning of period	152,802	142,008
Cash and cash equivalents at end of period	$157,936	$165,838

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2014 and 2013
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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2014 dated May 29, 2014. The Consolidated Balance Sheet at March 31, 2014 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2014 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2015.

Recently Issued Accounting Standards Impacting the Company

In May 2014, the FASB issued the accounting standards update 2014-09 titled "Revenue from Contracts with Customers", superseding Accounting Standards Codification ASC Topic 605, "Revenue Recognition" and most industry-specific guidance

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

throughout the Industry Topics of the Codification. This amended guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance further states in order to achieve that core principle an entity should apply a series of five steps which include: identify the contract(s) with the Customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligation in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. Entities are given the option to apply either a full retrospective with practical expedients or a modified retrospective transition method. The standard update is effective for annual periods beginning after December 15, 2016 and interim periods within that period, early adoption is not permitted. The adoption of this standard is not expected to materially impact our consolidated financial position, results of operations or cash flows.
A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 dated May 29, 2014. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2014.

2. Restructuring

Fiscal 2014 Restructuring Plan. During the fourth quarter of fiscal 2014, we adopted and announced a targeted restructuring plan primarily focused on the closure of our Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). As a result of this plan, we will transfer operations located at Hopkins to other North American locations. We believe that by closing the operations at Hopkins we will more effectively utilize our existing North American manufacturing network while reducing operating costs. The plan also includes the rationalization of certain products and the elimination of certain positions across our operations impacting approximately 150 employees. These actions resulted in the impairment of related assets and inventory and severance and outplacement costs.
Since the inception of the Restructuring Plan we have incurred pre-tax expenses totaling $19,945 related to these actions, of which $11,915 was recorded as restructuring expenses and $8,030 was recorded in cost of revenues, with restructuring expenses of $18,000, $621, and $1,324 related to the Healthcare, Life Sciences and Isomedix segments, respectively. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
The following table summarizes our total pre-tax restructuring expenses for the first quarter of fiscal 2015:

Three Months Ended June 30,	Fiscal 2014 Restructuring Plan (1)
Severance and other compensation related costs	$(196)
Asset impairment and accelerated depreciation	(38)
Lease termination obligation and other	62
Product rationalization	(114)
Total restructuring expenses	$(286)
(1) Includes $(114) in expense recorded to cost to revenues on Consolidated Statements of Income.

Pre-tax restructuring expenses of $52 incurred during the first quarter of fiscal 2014 related to previously announced restructuring plans.
Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our restructuring liability balances and activity:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

	Fiscal 2014 Restructuring Plan
		Fiscal 2015
	March 31, 2014	Provision	Payments (1)	June 30, 2014
Severance and termination benefits	$6,389	$(196)	$(1,519)	$4,674
Lease termination obligations and other	1,589	—	(988)	601
Total	$7,978	$(196)	$(2,507)	$5,275
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	June 30, 2014	March 31, 2014
Land and land improvements (1)	$35,579	$33,601
Buildings and leasehold improvements	272,185	256,879
Machinery and equipment	367,762	360,977
Information systems	101,949	100,349
Radioisotope	263,769	258,547
Construction in progress (1)	34,132	35,016
Total property, plant, and equipment	1,075,376	1,045,369
Less: accumulated depreciation and depletion	(600,154)	(590,959)
Property, plant, and equipment, net	$475,222	$454,410

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	June 30, 2014	March 31, 2014
Raw materials	$67,655	$60,328
Work in process	28,076	24,449
Finished goods	115,371	102,928
LIFO reserve	(17,171)	(19,450)
Reserve for excess and obsolete inventory	(14,338)	(13,109)
Inventories, net	$179,593	$155,146

5. Debt

Indebtedness was as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

	June 30, 2014	March 31, 2014
Private Placement	$340,000	$340,000
Credit Agreement and Swing Line Facility	318,740	153,480
Total long term debt	$658,740	$493,480

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 dated May 29, 2014.

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2014	March 31, 2014
Accrued payroll and other related liabilities:
Compensation and related items	$26,196	$19,418
Accrued vacation/paid time off	7,094	6,172
Accrued bonuses	4,335	18,451
Accrued employee commissions	8,217	11,322
Other postretirement benefit obligations-current portion	2,950	2,950
Other employee benefit plans' obligations-current portion	483	461
Total accrued payroll and other related liabilities	$49,275	$58,774
Accrued expenses and other:
Deferred revenues	$39,664	$39,441
Self-insured risk reserves-current portion	5,214	4,656
Accrued dealer commissions	11,239	10,017
Accrued warranty	6,726	7,765
Other	31,186	31,423
Total accrued expenses and other	$94,029	$93,302
Other liabilities:
Self-insured risk reserves-long-term portion	$10,688	$10,689
Other postretirement benefit obligations-long-term portion	17,609	18,393
Defined benefit pension plans obligations-long-term portion	442	691
Other employee benefit plans obligations-long-term portion	5,428	6,013
Other	3,105	3,091
Total other liabilities	$37,272	$38,877

7. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended June 30, 2014 and 2013 were 38.2% and 10.9%, respectively. During the first quarter of fiscal 2015, we were unfavorably impacted by pretax losses in jurisdictions for which no tax benefit is recognized. Conversely, during the first quarter of fiscal 2014, we benefited from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

As of March 31, 2014 and June 30, 2014, we had no unrecognized tax benefits and have not recorded any liability for interest and penalties.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local authorities, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2014 and, with limited exceptions, we are no longer subject to United States state and local or non-United States income tax examinations by tax authorities for years before fiscal 2010. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.
8. Benefit Plans

We provide pension benefits for certain former manufacturing and plant administrative personnel as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded post-retirement welfare benefits plan for two groups of United States employees; including some of the same employees who receive pension benefits. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other post-retirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014.

Components of the net periodic benefit cost for our defined benefit pension plan and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plan		Other Postretirement Benefits Plan
Three Months Ended June 30,	2014	2013	2014	2013
Service cost	$35	$40	$—	$—
Interest cost	471	450	173	171
Expected return on plan assets	(785)	(861)	—	—
Amortization of loss	277	365	180	223
Amortization of prior service cost	—	—	(816)	(816)
Net periodic benefit cost (income)	$(2)	$(6)	$(463)	$(422)

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
For the Three Months Ended June 30, 2014 and 2013
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
We believe we have adequately reserved for our current litigation and claims that are probable and estimable, and further believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings (including without limitation the matters discussed below). For certain types of claims, we presently maintain insurance coverage for personal injury and property damage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.
In April 2010, after ongoing discussions with the FDA regarding a 2008 warning letter relating to our SYSTEM 1® sterile processor and related sterilant, we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). The Consent Decree was approved the same month by the U.S. District Court for the Northern District of Ohio. In general, among other matters, the Consent Decree restricts further sales of SYSTEM 1 processors in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products in the U.S. that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree.
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
On May 23, 2014, the Company received a warning letter from the FDA regarding an inspection that the FDA concluded on January 8, 2014 at our STERIS Isomedix Services facility located in Libertyville, Illinois. The facility primarily provides microbial reduction services for certain medical device Customers. Among other matters, the FDA warning letter asserts that certain processes and procedures observed during the inspection did not conform to current Good Manufacturing Practices for medical devices as required by Title 21 CFR Part 820 and, as a result, that certain devices processed at the subject facility are adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Since the inspection, the Company has provided detailed responses to the FDA regarding its corrective actions, and has continued to work diligently to remediate the FDA’s concerns. We do not believe that this inspection was a result of Customer complaints and there have been no reports of patient injury. We do not expect this situation to have a material adverse effect on our operations or financial condition.
Other civil, criminal, regulatory or other proceedings involving our products or services could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Warning Letter and Consent Decree” and the "Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates.
Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2014 dated May 29, 2014, and in Item 1 of Part II of this Form 10-Q titled, “Legal Proceedings.”

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
The accounting policies for reportable segments are the same as those for the consolidated Company. For the three month period ended June 30, 2014, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014.
Financial information for each of our segments is presented in the following tables:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

	Three Months Ended June 30,
	2014	2013
Revenues:
Healthcare	$302,810	$258,888
Life Sciences	58,614	59,915
Isomedix	51,193	48,224
Total reportable segments	412,617	367,027
Corporate and other	26	625
Total revenues	$412,643	$367,652
Operating income:
Healthcare	$17,966	$14,947
Life Sciences	11,945	12,539
Isomedix	16,191	14,718
Total reportable segments	46,102	42,204
Corporate and other	(1,934)	(1,192)
Total operating income	$44,168	$41,012

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

	Three Months Ended June 30,
	2014	2013
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	59,169	59,005
Dilutive effect of common share equivalents	645	785
Weighted average common shares outstanding and common share equivalents—diluted	59,814	59,790

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
	2014	2013
(shares in thousands)
Number of common share options	345	250

12. Repurchases of Common Shares

During the first quarter of fiscal 2015, we obtained 125,998 of our common shares in connection with share-based compensation award programs. At June 30, 2014, $86,939 of STERIS common shares remained authorized for repurchase

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

pursuant to the Board approved repurchase authorization (the March 2008 Board Authorization). Also, 10,696,490 common shares were held in treasury at June 30, 2014.

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or may expire earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally may cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of June 30, 2014, 2,818,486 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first three months of fiscal 2015 and fiscal 2014:

	Fiscal 2015	Fiscal 2014
Risk-free interest rate	1.87%	0.89%
Expected life of options	5.6 years	5.6 years
Expected dividend yield of stock	1.88%	2.23%
Expected volatility of stock	29.88%	31.33%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 1.46% and 1.44% was applied in fiscal 2015 and 2014, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2014	2,396,986	$31.06
Granted	353,084	53.52
Exercised	(245,308)	28.02
Forfeited	(29,875)	40.35
Canceled	(150)	27.44
Outstanding at June 30, 2014	2,474,737	$34.46	6.09 years	$47,095
Exercisable at June 30, 2014	1,747,556	$29.58	4.84 years	$41,764

We estimate that 710,599 of the non-vested stock options outstanding at June 30, 2014 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $53.48 closing price of our common shares on June 30, 2014 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first three months of fiscal 2015 and fiscal 2014 was $6,154 and $6,053, respectively. Net cash proceeds from the exercise of stock options were $7,150 and $8,482 for the first three months of fiscal 2015 and fiscal 2014, respectively. The tax benefit from share-based compensation was $3,835 and $718 for the first three months of fiscal 2015 and fiscal 2014, respectively.

The weighted average grant date fair value of stock option grants was $13.34 and $10.53 for the first three months of fiscal 2015 and fiscal 2014, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of June 30, 2014 and 2013 was $1,611 and $1,211, respectively. The fair value of outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2014	931,018	14,976	$36.60
Granted	254,848	20,123	53.73
Vested	(277,068)	(1,080)	33.08
Canceled	(24,824)	(1,520)	40.36
Non-vested at June 30, 2014	883,974	32,499	$42.69

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first three months of fiscal 2015 was $9,202.

Restricted share units carry generally the same terms and vesting requirements as restricted stock except that they may be settled in stock or cash upon vesting. Those that are settled in cash are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of June 30, 2014 and 2013 was $254 and $1,186, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

As of June 30, 2014, there was a total of $35,443 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.63 years.

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

Changes in our warranty liability during the first three months of fiscal 2015 were as follows:

Balance, March 31, 2014	$7,765
Warranties issued during the period	1,121
Settlements made during the period	(2,160)
Balance, June 30, 2014	$6,726

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $30,436 and $31,079 as of June 30, 2014 and March 31, 2014, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenue is excluded from the table presented above.

15. Forward and Swap Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2014, we held foreign currency forward contracts to buy 50.0 million Mexican pesos, 3.0 million Euros and 13.0 million Canadian dollars, and to sell 50.0 million Mexican pesos, 3.0 million Euros and 7.0 million Canadian dollars. At June 30, 2014, we held commodity swap contracts to buy 429 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Location	June 30, 2014	March 31, 2014	June 30, 2014	March 31, 2014
Prepaid & Other	$963	$167	$—	$—
Accrued expenses and other	$—	$—	$167	$67

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2014	2013
Foreign currency forward contracts	Selling, general and administrative	$279	$(734)
Commodity swap contracts	Cost of revenues	$661	$(57)

16. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at June 30, 2014 and March 31, 2014:

			Fair Value Measurements at June 30, 2014 and March 31, 2014 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	June 30	March 31	June 30	March 31	June 30	March 31	June 30	March 31
Assets:
Cash and cash equivalents (1)	$157,936	$152,802	$141,573	$137,189	$16,363	$15,613	$—	$—
Forward and swap contracts (2)	963	167	—	—	963	167	—	—
Investments (3)	3,467	3,397	3,467	3,397	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$167	$67	$—	$—	$167	$67	$—	$—
Deferred compensation plans (3)	3,572	3,495	3,752	3,495	—	—	—	—
Long term debt (4)	658,740	493,480	—	—	681,291	511,690	—	—
Contingent consideration obligations (5)	6,897	9,887	—	—	—	—	6,897	9,887

(1) Money market fund holdings are classified as level two as active market quoted prices are not available.
(2) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(3) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)).
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
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the consolidated balance sheets as accrued expense (short-term) and other liabilities (long-term), as appropriate based on the contractual payment dates.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2014 are summarized as follows:

Contingent Consideration
Balance at March 31, 2014	$9,887
Deductions	(5,061)
(Gains)/losses	2,012
Foreign currency translation adjustments (1)	59
Balance at June 30, 2014	$6,897
(1) Reported in other comprehensive income (loss).

17. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2014 were as follows:

	Gain (Loss) on Available for Sale Securities (1)	Defined Benefit Plans (2)	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$561	$(2,428)	$6,348	$4,481
Other Comprehensive Income (Loss) before reclassifications	68	247	4,671	4,986
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	35	(469)	—	(434)
Net current-period Other Comprehensive Income (Loss)	103	(222)	4,671	4,552
Balance at June 30, 2014	$664	$(2,650)	$11,019	$9,033

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

18. Business Acquisitions

On May 9, 2014, we completed the previously announced acquisition of all the outstanding shares of capital stock of Integrated Medical Systems International, Inc. ("IMS") pursuant to a Stock Purchase Agreement dated March 31, 2014. The purchase price was approximately $165,000, subject to a customary working capital adjustment. In addition, we purchased certain real estate used in the IMS business for approximately $10,000. IMS has facilities located in Alabama, Florida and Maryland and provides a variety of services including: endoscope repair, surgical instrument management and sterile processing consulting. IMS is being integrated into our Healthcare segment as part of our Specialty Services business. The acquisition was financed through a combination of credit facility borrowings and cash on hand.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2014 and 2013
(dollars in thousands)

We recorded acquisition related costs of $3,130, before tax, which are reported in selling, general and administrative expense. We anticipate that the acquisition of IMS will qualify for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. The allocation of premium to intangibles and goodwill is preliminary and will be finalized after the valuation reports are completed. Intangible assets acquired consist of trademarks, trade names and Customer relationships.
The Consolidated Financial Statements include the operating results of the IMS acquisition from the acquisition date. Pro-forma results of operations for the fiscal 2014 periods have not been presented because the effects of the acquisition were not material to our financial results.
The table below summarizes the preliminary allocation of the purchase price to the net assets acquired based on fair values at the acquisition date.

IMS (1)
Accounts receivable	$16,594
Inventory	8,478
Property, plant and equipment	12,552
Other assets	842
Intangible assets	86,000
Goodwill	59,741
Total assets acquired	184,207

Accounts payable	(4,833)
Current liabilities	(6,837)
Total liabilities assumed	(11,670)

Net assets acquired	$172,537
(1) Purchase price allocation is still preliminary as of June 30, 2014, as valuations have not been finalized.

19. Subsequent Events

We have evaluated subsequent events through the date the financial statements were filed with the SEC, noting no events that require adjustment of, or disclosure in, the consolidated financial statements for the period ended June 30, 2014. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries (“STERIS”) as of June 30, 2014, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended June 30, 2014 and 2013. These financial statements are the responsibility of STERIS management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated May 29, 2014. In our opinion, the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
August 8, 2014

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2015 and fiscal 2014. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

•
Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment, instrument repair and endoscope repair services, and revenues generated from contract sterilization offered through our Isomedix segment.

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
We also are pursuing a strategy of expanding into adjacent markets with acquisitions in the Healthcare segment. On May 9, 2014, the Company acquired Integrated Medical Systems International, Inc. ("IMS"). IMS has facilities located in Alabama, Florida and Maryland and provides a variety of services, including: endoscope repair, surgical instrument management and sterile processing consulting. IMS will be integrated into our Healthcare segment as part of our Specialty Services business.
Fiscal 2015 first quarter revenues were $412.6 million, representing an increase of 12.2% over the prior year, reflecting growth within the Healthcare business segment due to our recent acquisitions, growth within the Europe, Middle East and Africa ("EMEA") and the Asia Pacific regions, and growth within the Isomedix business segment. Our gross margin percentage for the fiscal 2015 first quarter was 41.2% compared to 39.9% in the same fiscal 2014 period. Our gross margin percentage was impacted by the positive impact of foreign currency and favorable product mix. Although our recent acquisitions added value in terms of dollars, they negatively impacted our gross margin percentage, along with rising material costs and inflation.
Fiscal 2015 first quarter operating income was $44.2 million compared with $41.0 million for the fiscal 2014 first quarter. The increase in operating income is attributable to the higher gross margin attainment as well as an increase in revenues over the fiscal 2014 first quarter.
Cash flows from operations were $46.4 million and free cash flow was $23.1 million in the first three months of fiscal 2015 compared to $32.7 million and $11.0 million in the prior year first three months, respectively (see the subsection below titled "Non-GAAP Financial Measures", for additional information and related reconciliation of cash flows from operations to free cash flow). The increases in cash flow from operations and free cash flow are primarily due to working capital improvements. Our debt-to-total capital ratio was 38.3% at June 30, 2014 and 32.2% at March 31, 2014. During the first three months of fiscal 2015, we declared and paid quarterly cash dividends of $0.21 per common share.
Additional information regarding our fiscal 2015 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2015, our revenues were favorably impacted by $1.1 million, or 0.26%, and income before taxes was favorably impacted by $2.1 million, or 5.47%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(dollars in thousands)	2014	2013
Net cash provided by operating activities	$46,353	$32,697
Purchases of property, plant, equipment and intangibles, net	(23,331)	(21,741)
Proceeds from the sale of property, plant, equipment and intangibles	71	8
Free cash flow	$23,093	$10,964

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2015 compared with the same fiscal 2014 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three months ended June 30, 2014 to the revenues for the three months ended June 30, 2013:

	Three Months Ended June 30,
(dollars in thousands)	2014	2013	Change	Percent Change

Total revenues	$412,643	$367,652	$44,991	12.2%

Revenues by type:
Capital equipment revenues	120,395	123,894	(3,499)	(2.8)%
Consumable revenues	110,045	99,034	11,011	11.1%
Service revenues	182,203	144,724	37,479	25.9%

Revenues by geography:
United States revenues	317,351	288,353	28,998	10.1%
International revenues	95,292	79,299	15,993	20.2%

Revenues increased $45.0 million, or 12.2%, to $412.6 million for the quarter ended June 30, 2014, as compared to $367.7 million for the same prior year quarter. Capital equipment revenues decreased $3.5 million in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014. This decrease was driven primarily by lower volumes within the North America and Latin America regions, which was partially offset by growth within the EMEA and Asia Pacific regions. Consumable revenues increased $11.0 million for the quarter ended June 30, 2014, as compared to the prior year quarter, driven largely by growth within the North America, EMEA and Asia Pacific regions. Service revenues increased $37.5 million in the first quarter of fiscal 2015 primarily driven by the fiscal 2015 acquisition of IMS, increases within the EMEA region, and increases in other service offerings.

United States revenues increased $29.0 million, or 10.1%, to $317.4 million for the quarter ended June 30, 2014, as compared to $288.4 million for the same prior year quarter. This increase reflects year over year growth of 10.9% in consumable revenues, and 27.3% year over year growth in service revenues attributable largely to the fiscal 2015 acquisition of IMS.

International revenues increased $16.0 million, or 20.2%, to $95.3 million for the quarter ended June 30, 2014, as compared to $79.3 million for the same prior year quarter. This increase reflects revenue growth in product and service revenues, particularly within the EMEA and Asia Pacific regions.

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2014 to the three months ended June 30, 2013:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Gross profit:
Product	$100,465	$93,390	$7,075	7.6%
Service	69,628	53,456	16,172	30.3%
Total gross profit	$170,093	$146,846	$23,247	15.8%
Gross profit percentage:
Product	43.6%	41.9%
Service	38.2%	36.9%
Total gross profit percentage	41.2%	39.9%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the first quarter of fiscal 2015 amounted to 41.2% as compared to the first quarter of fiscal 2014 gross profit percentage of 39.9%. The gross profit percentage increased 130 basis points. Our gross profit percentage was impacted by the positive impact of foreign currency (20 basis points) and favorable product mix and other (200 basis points). Although our recent acquisitions added value in terms of dollars, they negatively impacted our gross margin percentage by approximately 70 basis points. Rising material costs and inflation also negatively impacted our gross margin percentage by approximately 10 basis points each, respectively.

Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2014 to the three months ended June 30, 2013:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating expenses:
Selling, general, and administrative	$113,688	$93,929	$19,759	21.0%
Research and development	12,409	11,853	556	4.7%
Restructuring expenses	(172)	52	(224)	NM
Total operating expenses	$125,925	$105,834	$20,091	19.0%
NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. The increase of 21.0% in the first quarter of fiscal 2015 over the first quarter of fiscal 2014 is largely attributable to the addition of operating expenses incurred by our recently acquired businesses.

For the three month period ended June 30, 2014, research and development expenses increased 4.7% over the same period in prior year. The increase is primarily attributable to additional expenses incurred by Eschmann Holdings Ltd. which was acquired during the fourth quarter of fiscal year 2014. Research and development expenses also are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2015, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

Restructuring expenses incurred during the first quarter of fiscal 2015 related to the previously announced Fiscal 2014 Restructuring Plan. The following table summarizes our total pre-tax restructuring expenses for the first quarter of fiscal 2015:

Three Months Ended June 30,	Fiscal 2014 Restructuring Plan (1)
(dollars in thousands)
Severance and other compensation related costs	$(196)
Asset impairment and accelerated depreciation	(38)
Lease termination obligation and other	62
Product rationalization	(114)
Total restructuring expenses	$(286)
(1) Includes $(114) in expense recorded to cost to revenues on Consolidated Statements of Income.

Pre-tax restructuring expenses of $52 thousand incurred during the first quarter of fiscal 2014 related to previously announced restructuring plans.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our restructuring liability balances and activity:

	Fiscal 2014 Restructuring Plan
		Fiscal 2015
(dollars in thousands)	March 31, 2014	Provision	Payments (1)	June 30, 2014
Severance and termination benefits	$6,389	$(196)	$(1,519)	$4,674
Lease termination obligations and other	1,589	—	(988)	601
Total	$7,978	$(196)	$(2,507)	$5,275
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(dollars in thousands)	2014	2013	Change
Non-operating expenses, net:
Interest expense	$4,682	$4,987	$(305)
Interest income and miscellaneous expense	(220)	(248)	28
Non-operating expenses, net	$4,462	$4,739	$(277)

Interest expense during the fiscal 2015 period decreased due to favorable interest rates on outstanding borrowings. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended June 30, 2014 to the three months ended June 30, 2013:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Income tax expense	$15,169	$3,956	$11,213	283.4%
Effective income tax rate	38.2%	10.9%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three month period ended June 30, 2014 was 38.2% compared with 10.9% for the same prior year period. During the first quarter of fiscal 2015, we were unfavorably impacted by pretax losses in jurisdictions for which no tax benefit is recognized. Conversely, during the first quarter of fiscal 2014, we benefited from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014, provides additional information regarding each business segment. The following table compares business segment revenues for the three months ended June 30, 2014 and 2013:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2014	2013
Revenues:
Healthcare	$302,810	$258,888	$43,922	17.0%
Life Sciences	58,614	59,915	(1,301)	(2.2)%
Isomedix	51,193	48,224	2,969	6.2%
Total reportable segments	412,617	367,027	45,590	12.4%
Corporate and other	26	625	(599)	(95.8)%
Total Revenues	$412,643	$367,652	$44,991	12.2%

Healthcare revenues increased $43.9 million, or 17.0%, to $302.8 million for the quarter ended June 30, 2014, as compared to $258.9 million for the same prior year quarter. This growth reflects increases in capital equipment, consumable and service revenues of 0.6%, 12.4% and 42.7%, respectively. These increases are primarily attributable to the addition of capital equipment and service revenues from our recent acquisitions, as well as organic growth in consumable and service revenues. At June 30, 2014, the Healthcare segment’s backlog amounted to $125.0 million, increasing $4.8 million, or 4.0%, compared to the backlog of $120.2 million at June 30, 2013.

Life Sciences revenues decreased $1.3 million, or 2.2%, to $58.6 million for the quarter ended June 30, 2014, as compared to $59.9 million for the same prior year quarter. The growth of 6.4% in consumable revenues and 8.7% in service revenues was not enough to offset an 18.4% decline in capital equipment revenues, which was primarily due to the timing of shipments. At June 30, 2014, the Life Sciences segment’s backlog amounted to $46.0 million, increasing $1.4 million, or 3.1%, compared to the backlog of $44.6 million at June 30, 2013.

Isomedix segment revenues increased $3.0 million, or 6.2%, to $51.2 million for the quarter ended June 30, 2014, as compared to $48.2 million for the same prior year quarter. Revenues were favorably impacted by increased volume from our core medical device Customers.

The following table compares our business segment operating results for the three months ended June 30, 2014 to the three months ended June 30, 2013:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating income:
Healthcare	$17,966	$14,947	$3,019	20.2%
Life Sciences	11,945	12,539	(594)	(4.7)%
Isomedix	16,191	14,718	1,473	10.0%
Total reportable segments	46,102	42,204	3,898	9.2%
Corporate and other	(1,934)	(1,192)	(742)	(62.2)%
Total operating income	$44,168	$41,012	$3,156	7.7%

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

The Healthcare segment’s operating income increased $3.0 million to $18.0 million for the first quarter of fiscal 2015, as compared to $14.9 million in the same prior year period. The segment's operating margins were 5.9% and 5.8% for the first quarter of fiscal 2015 and fiscal 2014, respectively, essentially remaining flat year over year. Although our recent acquisitions added to operating income, they negatively impacted our operating margins, as anticipated.

The Life Sciences segment’s operating income decreased $0.6 million to $11.9 million for the first quarter of fiscal 2015, as compared to the same prior year period. The segment’s operating margins were 20.4% and 20.9% for the first quarter of fiscal 2015 and fiscal 2014, respectively. The decrease was the result of lower revenue offset by favorable product mix and foreign currency impact.

The Isomedix segment’s operating income increased $1.5 million to $16.2 million for the first quarter of fiscal 2015, as compared to the same prior year period. The segment’s operating margins were 31.6% and 30.5% for the first quarter of fiscal 2015 and fiscal 2014, respectively. The increase was the result of increased volume from our core medical device Customers.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
(dollars in thousands)	2014	2013
Operating activities:
Net income	$24,537	$32,317
Non-cash items	21,940	23,321
Changes in operating assets and liabilities	(124)	(22,941)
Net cash provided by operating activities	$46,353	$32,697
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(23,331)	$(21,741)
Proceeds from the sale of property, plant, equipment, and intangibles	71	8
Investments in businesses, net of cash acquired	(179,012)	(115)
Net cash used in investing activities	$(202,272)	$(21,848)
Financing activities:
Proceeds under credit facilities, net	$165,260	$21,410
Deferred financing fees and debt issuance costs	—	(43)
Repurchases of common shares	(5,319)	(4,775)
Cash dividends paid to common shareholders	(12,459)	(11,244)
Stock option and other equity transactions, net	7,150	8,482
Tax benefit from share-based compensation	3,835	718
Net cash provided by financing activities	$158,467	$14,548
Debt-to-total capital ratio	38.3%	34.6%
Free cash flow	$23,093	$10,964

Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $46.4 million for the first three months of fiscal 2015 as compared with $32.7 million for the first three months of fiscal 2014. The increase in net cash provided by operating activities in fiscal 2015 is primarily due to working capital improvements.

Net Cash Used In Investing Activities – The net cash used in investing activities totaled $202.3 million for the first three months of fiscal 2015 compared with $21.8 million for the first three months of fiscal 2014. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2015 and fiscal 2014:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $23.3 million for the first three months of fiscal 2015 as compared to $21.7 million during the same prior year period.

•
Investments in businesses, net of cash acquired– During the first quarter of fiscal 2015, we used $173.2 million of cash for the acquisition of IMS and related realty. For more information on this acquisition refer to note 18 to our consolidated financial statements titled, "Business Acquisitions". During the first quarter of fiscal 2015, we also paid a working capital settlement of $0.8 million and deferred consideration of $5.0 million for the fiscal 2014 acquisition of Eschmann Holdings Ltd. For more information on this acquisition refer to our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014.

Net Cash Provided By Financing Activities – The net cash provided by financing activities amounted to $158.5 million for the first three months of fiscal 2015 compared with net cash provided by financing activities of $14.5 million for the first three months of fiscal 2014. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2015 and fiscal 2014:

•
Proceeds under credit facilities– At June 30, 2014, we had $318.7 million of debt outstanding under our credit facilities, reflecting net borrowings of $165.3 million. At June 30, 2013, we had $103.7 million of debt outstanding under our revolving credit facility, reflecting net borrowings of $21.4 million.

•
Repurchases of common shares – During the first three months of fiscal 2015, we obtained 125,998 of our common shares in connection with share-based compensation award programs for an aggregate amount of $5.3 million. During the same period in fiscal 2014, we paid for the repurchase of 91,195 of our commons shares and obtained 20,307 of our common shares in connection with stock based compensation award programs in the aggregate amount of $4.8 million.

•
Cash dividends paid to common shareholders – During the first three months of fiscal 2015, we paid total cash dividends of $12.5 million, or $0.21 per outstanding common share. During the first three months of fiscal 2014, we paid total cash dividends of $11.2 million, or $0.19 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During the first three months of fiscal 2015 and fiscal 2014, we received cash proceeds totaling $7.2 million and $8.5 million, respectively, under these programs.

•
Tax benefit from share-based compensation – During the first three months of fiscal 2015, we received a total tax benefit from share based compensation of $3.8 million. During the first three months of fiscal 2014, we received a total tax benefit from share based compensation of $0.7 million. The increase in the first three months of fiscal 2015 over the same prior year period was primarily due to an increase in both the quantity and value of restricted shares vesting and stock options exercised.

Cash Flow Measures. Free cash flow was $23.1 million in the first three months of fiscal 2015 compared to $11.0 million in the prior year first three months (see the subsection above titled "Non-GAAP Financial Measures", for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in free cash flow is primarily due to working capital improvements.
Our debt-to-total capital ratio was 38.3% at June 30, 2014 and 34.6% at June 30, 2013, reflecting increased borrowings subsequent to the first quarter of the prior year, in part to fund our fiscal 2015 first quarter acquisition of IMS.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014. Our commercial commitments were approximately $45.8 million at June 30, 2014 reflecting a net decrease of $3.8 million in surety bonds and other commercial commitments from March 31, 2014. Our outstanding borrowing under the Credit Agreement and Swing Line Facility was $318.7 million as of June 30, 2014. There were no letters of credit outstanding under the Credit Agreement at June 30, 2014.

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

Critical Accounting Policies, Estimates, and Assumptions

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2014.

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

We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns. We are no longer subject to United States federal examinations for years before fiscal 2014 and, with limited exceptions, we are no longer subject to United States state and local or non-United States income tax examinations by tax authorities for years before fiscal 2010. We remain subject to tax authority audits in various other jurisdictions in which we operate. If we prevail in matters for which accruals have been recorded, or are required to pay amounts in excess of recorded accruals, our effective income tax rate in a given financial statement period could be materially impacted.
Additional information regarding our commitments and contingencies is included in note 9 to our consolidated financial statements titled, “Commitments and Contingencies.”

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2015, our revenues were favorably impacted by $1.1 million, or 0.26%, and income before taxes was favorably impacted by $2.1 million, or 5.47%, as a result of foreign currency movements relative to the U.S. dollar.

Forward-Looking Statements

This Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to the Company or its industry, products or activities that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," "outlook," "impact," "potential," "confidence," "improve," "optimistic," "deliver," "comfortable," "trend", and "seeks," or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in the Company's other securities filings, including Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2014 dated May 29, 2014. Many of these important factors are outside STERIS's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products and the consent decree are summaries only and should not be considered the specific terms of the decree or product clearance or literature. Unless legally required, the Company does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for the Company's products and services, (f) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with our business, industry or initiatives including, without limitation, the consent decree or those matters described in our Form 10-K for the year ended March 31, 2014 and other securities filings, may adversely impact Company performance, results, prospects or value, (g) the possibility that anticipated financial results or benefits of recent acquisitions, or of our restructuring efforts will not be realized or will be other than anticipated, (h) the effects of the contractions in credit availability, as well as the ability of our Customers and suppliers to adequately access the credit markets when needed, and (i) those risks described in our Annual Report on Form 10-K for the year ended March 31, 2014, and other securities filings.

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

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014. Our exposures to market risks have not changed materially since March 31, 2014.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2010, after ongoing discussions with the FDA regarding a 2008 warning letter relating to our SYSTEM 1® sterile processor and related sterilant, we reached agreement with the FDA on the terms of a consent decree (“Consent Decree”). The Consent Decree was approved the same month by the U.S. District Court for the Northern District of Ohio. In general, among other matters, the Consent Decree restricts further sales of SYSTEM 1 processors in the U.S., prohibits the sale of liquid chemical sterilization or disinfection products in the U.S. that do not have FDA clearance, describes various process and compliance matters, and defines penalties in the event of violation of the Consent Decree.
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
On May 23, 2014, the Company received a warning letter from the FDA regarding an inspection that the FDA concluded on January 8, 2014 at our STERIS Isomedix Services facility located in Libertyville, Illinois. The facility primarily provides microbial reduction services for certain medical device Customers. Among other matters, the FDA warning letter asserts that certain processes and procedures observed during the inspection did not conform to current Good Manufacturing Practices for medical devices as required by Title 21 CFR Part 820 and, as a result, that certain devices processed at the subject facility are adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Since the inspection, the Company has provided detailed responses to the FDA regarding its corrective actions, and has continued to work diligently to remediate the FDA’s concerns. We do not believe that this inspection was a result of Customer complaints and there have been no reports of patient injury. We do not expect this situation to have a material adverse effect on our operations or financial condition.
Other civil, criminal, regulatory or other proceedings involving our products or services could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially affect our business, performance, prospects, value, financial condition, and results of operations.
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled: “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Consent Decree” and the “Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.

Additional information regarding our contingencies is included in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations, of our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014, and in this Form 10-Q in note 9 to our consolidated financial statements titled "Commitments and Contingencies."

ITEM 1A.	RISK FACTORS

We believe there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, dated May 29, 2014, that would materially affect our business, results of operations, or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2015, we obtained 125,998 of our common shares in connection with stock based compensation award programs. As of June 30, 2014, $86.9 million in common shares remained authorized for repurchase under a single repurchase program which was approved by our Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common share repurchase activity during the first quarter of fiscal 2015 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
April 1-30	—		$—		—	$86,939
May 1-31	—		—		—	86,939
June 1-30	—		—		—	86,939
Total	—	(1)	$—	(1)	—	$86,939

(1)
Does not include 67 shares purchased during the quarter at an average price of $51.45 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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

10.1
STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective March 13, 2014) (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed June 9, 2014 (Commission File No. 14643), and incorporated herein by reference).

10.2	Joinder Supplement to Third Amended and Restated Guaranty of Payment by Integrated Medical Systems International, Inc. and dated June 20, 2014.

10.3	Guaranty Supplement dated June 20, 2014 by Integrated Medical Systems International, Inc.

10.4	Guaranty Supplement dated June 20, 2014 by Integrated Medical Systems International, Inc.

10.5	Guaranty Supplement dated June 20, 2014 by Integrated Medical Systems International, Inc.

10.6	STERIS Corporation Management Incentive Compensation Plan

10.7	Description of Non-Employee Director Compensation Changes

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President, Chief Financial Officer and Treasurer
August 8, 2014

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

10.1
STERIS Corporation 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective March 13, 2014) (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed June 9, 2014 (Commission File No. 14643), and incorporated herein by reference).

10.2	Joinder Supplement to Third Amended and Restated Guaranty of Payment by Integrated Medical Systems International, Inc. and dated June 20, 2014.

10.3	Guaranty Supplement dated June 20, 2014 by Integrated Medical Systems International, Inc.

10.4	Guaranty Supplement dated June 20, 2014 by Integrated Medical Systems International, Inc.

10.5	Guaranty Supplement dated June 20, 2014 by Integrated Medical Systems International, Inc.

10.6	STERIS Corporation Management Incentive Compensation Plan

10.7	Description of Non-Employee Director Compensation Changes

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.