Form 10-Q
period 2014-09-30
STERIS CORP
filed 2014-11-04
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of October 31, 2014: 59,421,562

STERIS Corporation and Subsidiaries
Form 10-Q

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	March 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,413	$152,802
Accounts receivable (net of allowances of $9,774 and $10,922, respectively)	288,587	313,686
Inventories, net	184,447	155,146
Deferred income taxes, net	16,039	16,084
Prepaid expenses and other current assets	37,049	37,027
Total current assets	673,535	674,745
Property, plant, and equipment, net	474,967	454,410
Goodwill and intangibles, net	869,022	747,715
Other assets	9,883	10,292
Total assets	$2,027,407	$1,887,162
Liabilities and equity
Current liabilities:
Accounts payable	$90,436	$102,430
Accrued payroll and other related liabilities	55,801	58,774
Accrued expenses and other	98,643	93,302
Total current liabilities	244,880	254,506
Long-term indebtedness	619,950	493,480
Deferred income taxes, net	58,649	59,053
Other liabilities	36,068	38,877
Total liabilities	$959,547	$845,916
Commitments and contingencies (see note 9)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,413 and 58,968 shares outstanding, respectively	250,277	246,186
Common shares held in treasury, 10,627 and 11,072 shares, respectively	(313,465)	(324,202)
Retained earnings	1,141,663	1,112,240
Accumulated other comprehensive income	(12,594)	4,481
Total shareholders’ equity	1,065,881	1,038,705
Noncontrolling interest	1,979	2,541
Total equity	1,067,860	1,041,246
Total liabilities and equity	$2,027,407	$1,887,162
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product	$256,845	$235,309	$487,285	$458,237
Service	205,884	148,453	388,087	293,177
Total revenues	462,729	383,762	875,372	751,414
Cost of revenues:
Product	142,991	133,629	272,966	263,166
Service	125,746	95,627	238,321	186,896
Total cost of revenues	268,737	229,256	511,287	450,062
Gross profit	193,992	154,506	364,085	301,352
Operating expenses:
Selling, general, and administrative	126,292	90,661	239,980	184,590
Research and development	13,006	13,527	25,415	25,380
Restructuring expenses	1,271	18	1,099	70
Total operating expenses	140,569	104,206	266,494	210,040
Income from operations	53,423	50,300	97,591	91,312
Non-operating expenses, net:
Interest expense	4,948	4,869	9,630	9,856
Interest income and miscellaneous expense	(36)	(227)	(256)	(475)
Total non-operating expenses, net	4,912	4,642	9,374	9,381
Income before income tax expense	48,511	45,658	88,217	81,931
Income tax expense	17,507	15,915	32,676	19,871
Net income	$31,004	$29,743	$55,541	$62,060

Net income per common share
Basic	$0.52	$0.50	$0.94	$1.05
Diluted	$0.52	$0.50	$0.93	$1.04
Cash dividends declared per common share outstanding	$0.23	$0.21	$0.44	$0.40

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income	31,004	29,743	55,541	62,060
Unrealized gain (loss) on available for sale securities	(44)	93	59	95
Amortization of pension and postretirement benefit plans costs, net of taxes of $137, $89, $275 and $178, respectively)	(221)	(139)	(443)	(279)
Change in cumulative foreign currency translation adjustment	(21,362)	12,018	(16,691)	7,299
Total other comprehensive income (loss)	(21,627)	11,972	(17,075)	7,115
Comprehensive income	$9,377	$41,715	$38,466	$69,175

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2014	2013
Operating activities:
Net income	$55,541	$62,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	47,835	36,115
Deferred income taxes	(1,005)	685
Share-based compensation expense	7,606	6,078
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	(373)	1,003
Other items	(4,985)	1,282
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	39,447	16,750
Inventories, net	(24,251)	(10,739)
Other current assets	552	(140)
Accounts payable	(15,241)	2,956
Tax benefit from share-based compensation	(4,505)	(1,462)
Accruals and other, net	4,287	(34,543)
Net cash provided by operating activities	104,908	80,045
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(36,527)	(47,110)
Proceeds from the sale of property, plant, equipment, and intangibles	796	8
Acquisition of business, net of cash acquired	(179,380)	(115)
Net cash used in investing activities	(215,111)	(47,217)
Financing activities:
Payments on long-term obligations	—	(30,000)
Deferred financing fees and debt issuance costs	—	(43)
Proceeds under credit facilities, net	126,470	46,230
Repurchases of common shares	(5,440)	(18,653)
Cash dividends paid to common shareholders	(26,118)	(23,644)
Stock option and other equity transactions, net	8,686	9,159
Tax benefit from share-based compensation	4,505	1,462
Net cash provided by (used in) financing activities	108,103	(15,489)
Effect of exchange rate changes on cash and cash equivalents	(3,289)	4,447
Increase (decrease) in cash and cash equivalents	(5,389)	21,786
Cash and cash equivalents at beginning of period	152,802	142,008
Cash and cash equivalents at end of period	$147,413	$163,794

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2014 and 2013
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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2014 dated May 29, 2014. The Consolidated Balance Sheet at March 31, 2014 was derived from the audited consolidated financial statements at March 31, 2014, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2014 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued the Accounting Standards Update (ASU) 2014-09 titled "Revenue from Contracts with Customers", superseding Accounting Standards Codification ASC Topic 605, "Revenue Recognition" and most industry-specific guidance throughout the Industry Topics of the Codification. This amended guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2014 and 2013
(dollars in thousands)

to which the entity expects to be entitled in exchange for those goods or services. The guidance further states in order to achieve that core principle an entity should apply a series of five steps which include: identify the contract(s) with the Customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligation in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. Entities are given the option to apply either a full retrospective with practical expedients or a modified retrospective transition method. ASU 2014-09 will also require additional disclosures in the notes to the consolidated financial statements. The standard update is effective for annual periods beginning after December 15, 2016 and interim periods within that period, early adoption is not permitted. We are currently in the process of evaluating the impact that the standard will have on our consolidated financial position, results of operations and cash flows.
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
Since the inception of the Restructuring Plan we have incurred pre-tax expenses totaling $20,880 related to these actions, of which $13,186 was recorded as restructuring expenses and $7,694 was recorded in cost of revenues, with restructuring expenses of $18,808, $745, and $1,327 related to the Healthcare, Life Sciences and Isomedix segments, respectively. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
The following table summarizes our total pre-tax restructuring expenses for the second quarter and first half of fiscal 2015:

	Fiscal 2014 Restructuring Plan
	Three months ended September 30, (1)	Six months ended September 30, (2)
Severance and other compensation related costs	$1,176	$980
Asset impairment and accelerated depreciation	—	(38)
Lease termination obligation and other	95	157
Product rationalization	(336)	(450)
Total restructuring expenses	$935	$649
(1) Includes $(336) in expense recorded to cost to revenues on Consolidated Statements of Income.
(2) Includes $(450) in expense recorded to cost to revenues on Consolidated Statements of Income.

Pre-tax restructuring expenses of $18 and $70 incurred during the second quarter and first half of fiscal 2014, respectively, related to previously announced restructuring plans.
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2014 and 2013
(dollars in thousands)

	Fiscal 2014 Restructuring Plan
		Fiscal 2015
	March 31, 2014	Provision (1)	Payments (1)	September 30, 2014
Severance and termination benefits	$6,389	$980	$(2,509)	$4,860
Lease termination obligations and other	1,589	18	(1,101)	506
Total	$7,978	$998	$(3,610)	$5,366
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	September 30, 2014	March 31, 2014
Land and land improvements (1)	$35,765	$33,601
Buildings and leasehold improvements	269,904	256,879
Machinery and equipment	371,595	360,977
Information systems	102,623	100,349
Radioisotope	274,215	258,547
Construction in progress (1)	30,867	35,016
Total property, plant, and equipment	1,084,969	1,045,369
Less: accumulated depreciation and depletion	(610,002)	(590,959)
Property, plant, and equipment, net	$474,967	$454,410

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	September 30, 2014	March 31, 2014
Raw materials	$70,108	$60,328
Work in process	29,901	24,449
Finished goods	116,598	102,928
LIFO reserve	(17,171)	(19,450)
Reserve for excess and obsolete inventory	(14,989)	(13,109)
Inventories, net	$184,447	$155,146

5. Debt

Indebtedness was as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2014 and 2013
(dollars in thousands)

	September 30, 2014	March 31, 2014
Private Placement	$340,000	$340,000
Credit Agreement and Swing Line Facility	279,950	153,480
Total long term debt	$619,950	$493,480

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 dated May 29, 2014.

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2014	March 31, 2014
Accrued payroll and other related liabilities:
Compensation and related items	$22,177	$19,418
Accrued vacation/paid time off	6,561	6,172
Accrued bonuses	13,803	18,451
Accrued employee commissions	9,930	11,322
Other postretirement benefit obligations-current portion	2,950	2,950
Other employee benefit plans' obligations-current portion	380	461
Total accrued payroll and other related liabilities	$55,801	$58,774
Accrued expenses and other:
Deferred revenues	$41,877	$39,441
Self-insured risk reserves-current portion	5,460	4,656
Accrued dealer commissions	11,689	10,017
Accrued warranty	6,271	7,765
Other	33,346	31,423
Total accrued expenses and other	$98,643	$93,302
Other liabilities:
Self-insured risk reserves-long-term portion	$10,688	$10,689
Other postretirement benefit obligations-long-term portion	16,974	18,393
Defined benefit pension plans obligations-long-term portion	99	691
Other employee benefit plans obligations-long-term portion	5,379	6,013
Other	2,928	3,091
Total other liabilities	$36,068	$38,877

7. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended September 30, 2014 and 2013 were 36.1% and 34.9%, respectively. During the second quarter of fiscal 2014, we benefited from higher projected income in lower tax rate jurisdictions and discrete item adjustments. The effective income tax rates for the six-month periods ended September 30, 2014 and 2013 were 37.0% and 24.3%, respectively. During the first half of fiscal 2015, we were unfavorably impacted by pretax losses in jurisdictions for which no tax benefit is recognized. Conversely, during the first half of fiscal 2014, we benefited from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2014 and 2013
(dollars in thousands)

As of March 31, 2014 and September 30, 2014, we had no unrecognized tax benefits and have not recorded any liability for interest and penalties.
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
8. Benefit Plans

We provide defined benefit pension plans for certain former manufacturing and plant administrative personnel as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded postretirement welfare benefits plan for two groups of United States employees, including some of the same employees who receive pension benefits. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. We are in the process of terminating our defined benefit pension plan covering certain former U.S. union employees.
Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014.
Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Three Months Ended September 30,	2014	2013	2014	2013
Service cost	$35	$40	$—	$—
Interest cost	471	450	173	171
Expected return on plan assets	(785)	(861)	—	—
Amortization of loss	277	365	180	223
Amortization of prior service cost	—	—	(816)	(816)
Net periodic benefit cost	$(2)	$(6)	$(463)	$(422)

	Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Six Months Ended September 30,	2014	2013	2014	2013
Service cost	$70	$80	$—	$—
Interest cost	944	899	346	342
Expected return on plan assets	(1,570)	(1,721)	—	—
Amortization of loss	553	729	360	445
Amortization of prior service cost	—	—	(1,631)	(1,631)
Net periodic benefit cost	$(3)	$(13)	$(925)	$(844)

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
For the Three and Six Months Ended September 30, 2014 and 2013
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
Other civil, criminal, regulatory or other proceedings involving our products or services could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially effect our business, performance, prospects, value, financial condition, and results of operations.
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
For the Three and Six Months Ended September 30, 2014 and 2013
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
The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and six month periods ended September 30, 2014, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 dated May 29, 2014.
Financial information for each of our segments is presented in the following tables:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2014 and 2013
(dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Healthcare	$351,169	$277,332	$653,979	$536,220
Life Sciences	59,148	58,382	117,762	118,297
Isomedix	51,850	47,411	103,043	95,635
Total reportable segments	462,167	383,125	874,784	750,152
Corporate and other	562	637	588	1,262
Total revenues	$462,729	$383,762	$875,372	$751,414
Operating income:
Healthcare	$29,943	$25,926	$47,909	$40,873
Life Sciences	13,048	14,041	24,993	26,580
Isomedix	14,399	13,712	30,590	28,430
Total reportable segments	57,390	53,679	103,492	95,883
Corporate and other	(3,967)	(3,379)	(5,901)	(4,571)
Total operating income	$53,423	$50,300	$97,591	$91,312

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	59,375	59,027	59,272	59,016
Dilutive effect of common share equivalents	645	735	645	760
Weighted average common shares outstanding and common share equivalents—diluted	60,020	59,762	59,917	59,776

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
(shares in thousands)
Number of common share options	486	455	416	353

12. Repurchases of Common Shares

During the first half of fiscal 2015, we obtained 137,183 of our common shares in connection with stock based compensation award programs. At September 30, 2014, $86,939 of STERIS common shares remained authorized for repurchase pursuant to the most recent Board approved repurchase authorization (the March 2008 Board Authorization). Also, 10,626,853 common shares were held in treasury at September 30, 2014.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2014 and 2013
(dollars in thousands)

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and common share grants. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally may cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of September 30, 2014, 2,781,030 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first half of fiscal 2015 and fiscal 2014:

	Fiscal 2015	Fiscal 2014
Risk-free interest rate	1.89%	0.95%
Expected life of options	5.75 years	5.70 years
Expected dividend yield of stock	1.87%	2.22%
Expected volatility of stock	29.86%	31.22%

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

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2014	2,396,986	$31.06
Granted	377,532	53.39
Exercised	(317,163)	27.55
Forfeited	(32,856)	41.09
Canceled	(8,262)	20.69
Outstanding at September 30, 2014	2,416,237	$34.91	6.0 years	$46,028
Exercisable at September 30, 2014	1,692,287	$30.10	4.8 years	$40,384

We estimate that 710,899 of the non-vested stock options outstanding at September 30, 2014 will ultimately vest.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2014 and 2013
(dollars in thousands)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $53.96 closing price of our common shares on September 30, 2014 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first half of fiscal 2015 and fiscal 2014 was $8,245 and $6,518, respectively. Net cash proceeds from the exercise of stock options were $8,686 and $9,159 for the first half of fiscal 2015 and fiscal 2014, respectively. The tax benefit from shared-based compensation was $4,505 and $1,462 for the first half of fiscal 2015 and fiscal 2014, respectively.

The weighted average grant date fair value of stock option grants was $13.41 and $10.59 for the first half of fiscal 2015 and fiscal 2014, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of September 30, 2014 and 2013 was $1,506 and $1,078, respectively. The fair value of outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2014	931,018	14,976	$36.60
Granted	263,815	36,226	53.55
Vested	(289,536)	(17,183)	34.38
Canceled	(33,765)	(1,520)	40.81
Non-vested at September 30, 2014	871,532	32,499	$42.81

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first half of fiscal 2015 was $10,544.

Restricted share units carry generally the same terms and vesting requirements as restricted stock except that they may be settled in stock or cash upon vesting. Those that are settled in cash are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of September 30, 2014 and March 31, 2014 was $256 and $1,259, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of September 30, 2014, there was a total of $32,202 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.46 years.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2014 and 2013
(dollars in thousands)

Changes in our warranty liability during the first half of fiscal 2015 were as follows:

Balance, March 31, 2014	$7,765
Warranties issued during the period	3,003
Settlements made during the period	(4,497)
Balance, September 30, 2014	$6,271

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $33,144 and $31,079 as of September 30, 2014 and March 31, 2014, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

15. Forward and Swap Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2014, we held foreign currency forward contracts to buy 34 million Mexican pesos, and 12 million Canadian dollars. At September 30, 2014, we held commodity swap contracts to buy 300.3 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	September 30, 2014	March 31, 2014	September 30, 2014	March 31, 2014
Prepaid & Other	$68	$167	$—	$—
Accrued expenses and other	$—	$—	$276	$67

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2014	2013	2014	2013
Foreign currency forward contracts	Selling, general and administrative	$(426)	$162	$(147)	$(571)
Commodity swap contracts	Cost of revenues	$(347)	$—	$314	$(57)

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2014 and 2013
(dollars in thousands)

and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at September 30, 2014 and March 31, 2014:

			Fair Value Measurements at September 30, 2014 and March 31, 2014 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	September 30	March 31	September 30	March 31	September 30	March 31	September 30	March 31
Assets:
Cash and cash equivalents (1)	$147,413	$152,802	$131,075	$137,189	$16,338	$15,613	$—	$—
Forward and swap contracts (2)	68	167	—	—	68	167	—	—
Investments (3)	3,435	3,397	3,435	3,397	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$276	$67	$—	$—	$276	$67	$—	$—
Deferred compensation plans (3)	3,539	3,495	3,539	3,495	—	—	—	—
Long term debt (4)	619,950	493,480	—	—	642,075	511,690	—	—
Contingent consideration obligations (5)	6,688	9,887	—	—	—	—	6,688	9,887
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2014 are summarized as follows:

Contingent Consideration
Balance at March 31, 2014	$9,887
Deductions	(5,061)
(Gains)/Losses	2,026
Foreign currency translation adjustments (1)	(164)
Balance at September 30, 2014	$6,688
(1) Reported in other comprehensive income (loss).

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2014 and 2013
(dollars in thousands)

17. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and six months ended September 30, 2014 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$664	$561	$(2,650)	$(2,428)	$11,019	$6,348	$9,033	$4,481
Other Comprehensive Income (Loss) before reclassifications	(74)	(6)	248	495	(21,362)	(16,691)	(21,188)	(16,202)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	30	65	(469)	(938)	—	—	(439)	(873)
Net current-period Other Comprehensive Income (Loss)	(44)	59	(221)	(443)	(21,362)	(16,691)	(21,627)	(17,075)
Balance at September 30, 2014	$620	$620	$(2,871)	$(2,871)	$(10,343)	$(10,343)	$(12,594)	$(12,594)

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
We recorded acquisition related costs of $3,053, before tax, which are reported in selling, general and administrative expense. We anticipate that the acquisition of IMS will qualify for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. Intangible assets acquired consist of trade names and Customer relationships, which will be amortized on a straight line basis over their useful lives of up to nine years, with the exception of the IMS trade name which has an indefinite life.
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2014 and 2013
(dollars in thousands)

IMS
Accounts receivable	$16,594
Inventory	8,478
Property, plant and equipment	15,074
Other assets	842
Intangible assets	62,000
Goodwill	81,587
Total assets acquired	184,575

Accounts payable	(4,833)
Current liabilities	(6,837)
Total liabilities assumed	(11,670)

Net assets acquired	$172,905

19. Subsequent Events

On October 13, 2014, we announced that we were commencing a "recommended offer" under U.K. law to acquire all outstanding shares of Synergy Health, plc ("Synergy") in a cash and stock transaction valued at £19.50 ($31.35) per Synergy share, or a total of approximately $1,900,000 based on STERIS’s closing stock price of $56.38 per share on October 10, 2014. The transaction is subject to certain customary closing conditions, including approvals by STERIS and Synergy shareholders as well as regulatory approvals in the U.S. and U.K., and is anticipated to close by March 31, 2015.
Also on October 13, 2014, we obtained a Bridge Facility from a group of three lenders. Under the Bridge Credit Agreement, the lenders have agreed to provide senior unsecured debt financing, to consist of up to £340 million of commitments, and up to $1,050,000 of commitments. The proceeds will be used in part to pay the cash portion of the purchase price for the transaction. To the extent that alternative sources of financing to replace the Bridge Credit Agreement are not procured at or prior to the transaction closing, the proceeds of the Bridge Credit Agreement may be used to (i) finance the payment of the cash consideration for the transaction, and related fees and expenses and (ii) to pay or refinance our existing debt and Synergy debt.

20. U.K. Takeover Code Directors’ Confirmation

Under Rule 28.1 of the U.K.’s City Code on Takeovers and Mergers (the “Takeover Code”) which applies in light of our proposed acquisition of Synergy Health, our directors must provide a so-called “directors’ confirmation” in respect of our Consolidated Net Income for the three months ended September 30, 2014 reported in this Quarterly Report on Form 10-Q (the “Net Income Statement”) since it constitutes an unaudited profit estimate for the purposes of the Takeover Code. Accordingly, our directors confirm that:
(i) the Consolidated Statement of Income for the three months ended September 30, 2014, has been properly compiled on the basis of the assumptions contained or referred to in this Quarterly Report; and
(ii) the basis of accounting used for the purposes of preparing the Consolidated Statement of Income for the three months ended September 30, 2014, is consistent with our accounting policies.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the consolidated balance sheets of STERIS Corporation and subsidiaries (“STERIS”) as of September 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended September 30, 2014 and 2013, and the consolidated statements of cash flows for the six-month periods ended September 30, 2014 and 2013. These financial statements are the responsibility of STERIS management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated May 29, 2014. In our opinion, the accompanying consolidated balance sheet of STERIS Corporation and subsidiaries as of March 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
November 4, 2014

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first six months of fiscal 2015 and fiscal 2014. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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
We also are pursuing a strategy of expanding into adjacent markets with acquisitions. On October 13, 2014, the Company commenced a "recommended offer" to acquire Synergy Health plc ("Synergy") in a cash and stock transaction valued at $1.9 billion. As indicated in the transaction announcement, the combined business is expected to have approximately $2.6 billion in annual revenues from over 60 countries, approximately 14,000 employees, and will combine STERIS’s strong presence in North America with Synergy's strong positions across Europe.
On May 9, 2014, the Company acquired Integrated Medical Systems International, Inc. ("IMS"). IMS has facilities located in Alabama, Florida and Maryland and provides a variety of services, including: endoscope repair, surgical instrument management and sterile processing consulting. IMS will be integrated into our Healthcare segment as part of our Specialty Services business.
Fiscal 2015 second quarter revenues were $462.7 million representing an increase of 20.6% over the fiscal 2014 second quarter revenues of $383.8 million, reflecting growth within all three business segments. Fiscal 2015 first half revenues were $875.4 million representing an increase of 16.5% over the first half of fiscal 2014 revenues of $751.4 million, reflecting growth within our Healthcare and Isomedix business segments.
Fiscal 2015 second quarter gross margin percentage was 41.9% compared with 40.3% for the fiscal 2014 second quarter, while fiscal 2015 first half gross margin percentage was 41.6% compared with 40.1% for the first half of fiscal 2014. The improved gross margin percentages in the second quarter and first half of fiscal 2015 were due in part to the positive gross margin impact of favorable product mix and foreign currency. Although our recent acquisitions added value in terms of dollars, they negatively impacted our gross margin percentage, along with rising material costs and inflation.
Fiscal 2015 second quarter operating income was $53.4 million, compared to fiscal 2014 second quarter operating income of $50.3 million. Fiscal 2015 first half operating income was $97.6 million compared to the fiscal 2014 first half operating income of $91.3 million. These increases in operating income are primarily attributable to the higher gross margin attainment as well as the increase in revenues in the fiscal 2015 second quarter and first half of fiscal 2015 over the same fiscal 2014 periods.
Cash flows from operations were $104.9 million and free cash flow was $69.2 million in the first six months of fiscal 2015 compared to cash flows from operations of $80.0 million and free cash flow of $32.9 million in the first six months of fiscal 2014. The increases in cash flow from operations and free cash flow are primarily due to working capital improvements and lower capital spending in fiscal 2015 over fiscal 2014 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 36.8% at September 30, 2014 and 32.2% at March 31, 2014. During the first six months of fiscal 2015, we declared and paid quarterly cash dividends of $0.44 per common share.
Additional information regarding our financial performance during the fiscal second quarter and first six months of 2015 is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2015, our revenues were favorably impacted by $0.7 million, or 0.2%, and income before taxes was unfavorably impacted by $0.2 million, or 0.5%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2015, our revenues were favorably impacted by $1.8 million, or 0.2%, and income before taxes was favorably impacted by $1.9 million, or 2.3%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments and growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the six month periods ended September 30, 2014 and 2013:

	Six Months Ended September 30,
(dollars in thousands)	2014	2013
Net cash flows provided by operating activities	$104,908	$80,045
Purchases of property, plant, equipment and intangibles, net	(36,527)	(47,110)
Proceeds from the sale of property, plant, equipment and intangibles	796	8
Free cash flow	$69,177	$32,943

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and the first half of fiscal 2015 compared with the same fiscal 2014 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and six months ended September 30, 2014 to the revenues for the three and six months ended September 30, 2013:

	Three Months Ended September 30,			Percent
(dollars in thousands)	2014	2013	Change	Change
Total revenues	$462,729	$383,762	$78,967	20.6%

Revenues by type:
Capital equipment revenues	143,488	135,303	8,185	6.0%
Consumable revenues	113,357	100,006	13,351	13.4%
Service revenues	205,884	148,453	57,431	38.7%

Revenues by geography:
United States revenues	365,482	297,650	67,832	22.8%
International revenues	97,247	86,112	11,135	12.9%

	Six Months Ended September 30,			Percent
(dollars in thousands)	2014	2013	Change	Change
Total revenues	$875,372	$751,414	$123,958	16.5%

Revenues by type:
Capital equipment revenues	263,883	259,197	4,686	1.8%
Consumable revenues	223,402	199,040	24,362	12.2%
Service revenues	388,087	293,177	94,910	32.4%

Revenues by geography:
United States revenues	682,833	586,003	96,830	16.5%
International revenues	192,539	165,411	27,128	16.4%
Quarter over Quarter Comparison

Revenues increased $79.0 million, or 20.6%, to $462.7 million for the quarter ended September 30, 2014, as compared to $383.8 million for the same quarter in the prior year. This increase is attributable to our recent acquisitions and growth within all three business segments. Capital equipment revenues increased 6.0% in the fiscal 2015 second quarter over the fiscal 2014 second quarter. This increase is primarily attributable to growth within the North America, Asia Pacific, and Europe, Middle East, and Africa ("EMEA") regions. Consumable revenues increased 13.4% for the quarter ended September 30, 2014, as compared to the prior year quarter, driven largely by growth within the North America, EMEA, Asia Pacific and Latin America regions. Service revenues increased 38.7% in the second quarter of fiscal 2015 primarily driven by the fiscal 2015 acquisition of IMS, and growth within the North America, EMEA, and Asia Pacific regions including an increase of 9.4% in the Isomedix business segment.
United States revenues increased $67.8 million, or 22.8%, to $365.5 million for the quarter ended September 30, 2014, as compared to $297.7 million for the same prior year quarter. This increase reflects growth in all three business segments, growth in capital equipment and consumable revenues, and growth in service revenue, attributable largely to the fiscal 2015 acquisition of IMS.

International revenues increased $11.1 million, or 12.9%, to $97.2 million for the quarter ended September 30, 2014, as compared to $86.1 million for the same prior year quarter. This increase reflects revenue growth within the EMEA and Asia Pacific regions, partially offset by a decline in the Latin America region.
First Half over First Half Comparison

Revenues increased $124.0 million or 16.5% to $875.4 million for the first half of fiscal 2015, as compared to $751.4 million for the same prior year period. This increase is attributable to our recent acquisitions and growth within the Healthcare and Isomedix segments which was partially offset by a small decrease within the Life Sciences segment. Capital equipment revenues for the first half of fiscal 2015 increased $4.7 million or 1.8% compared to the prior year period, reflecting growth within the Healthcare segment which was partially offset by a decline in the Life Sciences segment. Consumable revenues for the first half of fiscal 2015 increased 12.2% over the first half of fiscal 2014 driven by growth of 12.8% and 10.0% within the Healthcare and Life Sciences business segments, respectively. Service revenues during the first half of fiscal 2015 increased 32.4% over the first half of fiscal 2014 primarily driven by the fiscal 2015 acquisition of IMS, and growth of 7.7% in the Isomedix business segment.
United States revenues for the first half of fiscal 2015 were $682.8 million, an increase of $96.8 million or 16.5% over the the first half of fiscal 2014 revenues of $586.0 million. These increases reflect growth in all three business segments, growth in consumable revenue, and growth in service revenue, attributable largely to the fiscal 2015 acquisition of IMS.
International revenues for the first half of fiscal 2015 were $192.5 million, an increase of 16.4% over the first half of fiscal 2014 revenues of $165.4 million. This increase reflects revenue growth in the EMEA and Asia Pacific regions, partially offset by declines in Canada and the Latin America region.
Revenues by segment are further discussed in the section of MD&A titled, "Business Segment Results of Operations."

Gross Profit. The following tables compare our gross profit for the three and six months ended September 30, 2014 to the three and six months ended September 30, 2013:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Gross profit:
Product	$113,854	$101,680	$12,174	12.0%
Service	80,138	52,826	27,312	51.7%
Total gross profit	$193,992	$154,506	$39,486	25.6%
Gross profit percentage:
Product	44.3%	43.2%
Service	38.9%	35.6%
Total gross profit percentage	41.9%	40.3%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Gross profit:
Product	$214,319	$195,070	$19,249	9.9%
Service	149,766	106,282	43,484	40.9%
Total gross profit	$364,085	$301,352	$62,733	20.8%
Gross profit percentage:
Product	44.0%	42.6%
Service	38.6%	36.3%
Total gross profit percentage	41.6%	40.1%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the second quarter of fiscal 2015 amounted to 41.9% as compared to the second quarter of fiscal 2014 gross profit percentage of 40.3%. The gross profit percentage increased 160 basis points in the second quarter of fiscal 2015 over fiscal 2014. Although our recent acquisitions added value in terms of dollars, they negatively impacted our gross margin percentage by approximately 10 basis points. Rising material costs and inflation also negatively impacted our gross margin percentage by approximately 10 and 30 basis points, respectively. Our gross profit percentage was impacted by the positive impact of foreign currency (20 basis points) and favorable product mix and other (190 basis points).
Gross profit percentage for the first half of fiscal 2015 was 41.6% compared to the gross profit percentage in the first half of fiscal 2014 of 40.1%. The gross profit percentage increased 150 basis points in the first half of fiscal 2015 over fiscal 2014. Although our recent acquisitions added value in terms of dollars, they negatively impacted our gross margin percentage by approximately 40 basis points. Rising material costs and inflation also negatively impacted our gross margin percentage by approximately 10 basis points each. Our gross profit percentage was impacted by the positive impact of foreign currency (20 basis points) and favorable product mix and other (190 basis points).

Operating Expenses. The following tables compare our operating expenses for the three and six months ended September 30, 2014 to the three and six months ended September 30, 2013:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating expenses:
Selling, general, and administrative	$126,292	$90,661	$35,631	39.3%
Research and development	13,006	13,527	(521)	(3.9)%
Restructuring expenses	1,271	18	1,253	NM
Total operating expenses	$140,569	$104,206	$36,363	34.9%
NM - Not meaningful.

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating expenses:
Selling, general, and administrative	$239,980	$184,590	$55,390	30.0%
Research and development	25,415	25,380	35	0.1%
Restructuring expenses	1,099	70	1,029	NM
Total operating expenses	$266,494	$210,040	$56,454	26.9%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 39.3% in the second quarter of fiscal 2015 over the second quarter of fiscal 2014, and increased 30.0% in the first half of fiscal 2015 over the first half of fiscal 2014. These increases are primarily attributable to the addition of operating expenses incurred within our recently acquired businesses. Also, during the second quarter of fiscal 2015, we adopted a new branding strategy as part of the integration of IMS into the Specialty Services business for surgical instrument and endoscope repair services. The Spectrum Surgical Instruments Corp. ("Spectrum") trade-name will be used solely for Specialty Services product revenues going forward. We have estimated the fair value of the Spectrum trade-name using the relief from royalty method and concluded that the carrying value of the trade-name exceeded it's fair value. As a result, an impairment charge of approximately $5.6 million was recorded to reduce the carrying value of the intangible asset.
For the three month period ended September 30, 2014, research and development expenses decreased 3.9% over the same prior year period. For the first half of fiscal 2015, research and development expenses were $25.4 million, representing an increase of 0.1% compared to the same fiscal 2014 period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2015, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
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
Since the inception of the Restructuring Plan we have incurred pre-tax expenses totaling $20,880 related to these actions, of which $13,186 was recorded as restructuring expenses and $7,694 was recorded in cost of revenues, with restructuring expenses of $18,808, $745, and $1,327 related to the Healthcare, Life Sciences and Isomedix segments, respectively. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
The following table summarizes our total pre-tax restructuring expenses for the second quarter and first half of fiscal 2015:

	Fiscal 2014 Restructuring Plan
(dollars in thousands)	Three months ended September 30, (1)	Six months ended September 30, (2)
Severance and other compensation related costs	$1,176	$980
Asset impairment and accelerated depreciation	—	(38)
Lease termination obligation and other	95	157
Product rationalization	(336)	(450)
Total restructuring expenses	$935	$649
(1) Includes $(336) in expense recorded to cost to revenues on Consolidated Statements of Income.
(2) Includes $(450) in expense recorded to cost to revenues on Consolidated Statements of Income.

Pre-tax restructuring expenses of $18 and $70 incurred during the second quarter and first half of fiscal 2014, respectively, related to previously announced restructuring plans.
Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our restructuring liability balances and activity:

	Fiscal 2014 Restructuring Plan
		Fiscal 2015
(dollars in thousands)	March 31, 2014	Provision (1)	Payments (1)	September 30, 2014
Severance and termination benefits	$6,389	$980	$(2,509)	$4,860
Lease termination obligations and other	1,589	18	(1,101)	506
Total	$7,978	$998	$(3,610)	$5,366
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expenses, net for the three and six month periods ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,
(dollars in thousands)	2014	2013	Change
Non-operating expenses, net:
Interest expense	$4,948	$4,869	$79
Interest income and miscellaneous expense	(36)	(227)	191
Non-operating expenses, net	$4,912	$4,642	$270

	Six Months Ended September 30,
(dollars in thousands)	2014	2013	Change
Non-operating expenses, net:
Interest expense	$9,630	$9,856	$(226)
Interest income and miscellaneous expense	(256)	(475)	219
Non-operating expenses, net	$9,374	$9,381	$(7)

Interest expense for the three month period ended September 30, 2014, essentially remained flat over the prior year period. Interest expense for the six month period ended September 30, 2014, decreased due to favorable interest rates on outstanding borrowings. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and six months ended September 30, 2014 to the three and six months ended September 30, 2013:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Income tax expense	$17,507	$15,915	$1,592	10.0%
Effective income tax rate	36.1%	34.9%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Income tax expense	$32,676	$19,871	$12,805	64.4%
Effective income tax rate	37.0%	24.3%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and six months ended September 30, 2014 were 36.1% and 37.0% compared with 34.9% and 24.3% for the same prior year periods. During the first half of fiscal 2015, we were unfavorably impacted by pretax losses in jurisdictions for which no tax benefit is recognized. Conversely, during the first half of fiscal 2014, we benefited from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014, provides additional information regarding each business segment. The following table compares business segment revenues for the three and six months ended September 30, 2014 and September 30, 2013:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2014	2013
Revenues:
Healthcare	$351,169	$277,332	$73,837	26.6%
Life Sciences	59,148	58,382	766	1.3%
Isomedix	51,850	47,411	4,439	9.4%
Total reportable segments	462,167	383,125	79,042	20.6%
Corporate and other	562	637	(75)	(11.8)%
Total Revenues	$462,729	$383,762	$78,967	20.6%

(dollars in thousands)	Six Months Ended September 30,		Change	Percent Change
	2014	2013
Revenues:
Healthcare	$653,979	$536,220	$117,759	22.0%
Life Sciences	117,762	118,297	(535)	(0.5)%
Isomedix	103,043	95,635	7,408	7.7%
Total reportable segments	874,784	750,152	124,632	16.6%
Corporate and other	588	1,262	(674)	(53.4)%
Total Revenues	$875,372	$751,414	$123,958	16.5%

Healthcare revenues increased $73.8 million, or 26.6%, to $351.2 million for the quarter ended September 30, 2014, as compared to $277.3 million for the same prior year quarter. Healthcare revenues for the first half of fiscal 2015 increased $117.8 million, or 22.0% to $654.0 million, as compared to $536.2 million for the first half of fiscal 2014. These increases are primarily attributable to the fiscal 2015 acquisition of IMS, and growth in capital equipment, consumable and service revenues. At September 30, 2014, the Healthcare segment’s backlog amounted to $117.2 million, decreasing $16.2 million, or 12.1%, compared to the backlog of $133.4 million at September 30, 2013. This decrease is partially the result of our success in reducing our manufacturing lead times allowing us to fulfill orders on a timelier basis. Healthcare backlog at September 30, 2014 increased $6.9 million, or 6.2%, compared to the backlog of $110.3 million at March 31, 2014.
Life Sciences revenues increased $0.8 million, or 1.3%, to $59.1 million for the quarter ended September 30, 2014, as compared to $58.4 million for the same prior year quarter. This increase is attributable to growth in consumable revenues of 13.6% and service revenues of 4.1%, over the same fiscal 2014 period. Life Science revenues for the first half of fiscal 2015 decreased $0.5 million or 0.5% to $117.8 million as compared to $118.3 million for the first half of fiscal 2014. Year over year growth of 10.0%, and 6.2% of consumable and service revenues, respectively, were not large enough to offset a 16.6% decline in capital equipment revenues. At September 30, 2014, Life Sciences backlog amounted to $46.1 million, decreasing $1.7 million, or 3.6%, compared to the backlog of $47.8 million at September 30, 2013. Life Sciences backlog at September 30, 2014 increased by $1.7 million, or 3.8%, compared to the backlog of $44.4 million at March 31, 2014.
Isomedix segment revenues increased $4.4 million, or 9.4%, to $51.9 million for the quarter ended September 30, 2014, as compared to $47.4 million for the same prior year quarter. Isomedix segment revenues for the first half of fiscal 2015 increased $7.4 million, or 7.7%, to $103.0 million as compared to $95.6 million for the first half of fiscal 2014. Revenues were favorably impacted by increased demand from our core medical device Customers.
The following tables compare our business segment operating results for the three and six months ended September 30, 2014 to the three and six months ended September 30, 2013:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating income:
Healthcare	$29,943	$25,926	$4,017	15.5%
Life Sciences	13,048	14,041	(993)	(7.1)%
Isomedix	14,399	13,712	687	5.0%
Total reportable segments	57,390	53,679	3,711	6.9%
Corporate and other	(3,967)	(3,379)	(588)	(17.4)%
Total operating income	$53,423	$50,300	$3,123	6.2%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating Income:
Healthcare	$47,909	$40,873	$7,036	17.2%
Life Sciences	24,993	26,580	(1,587)	(6.0)%
Isomedix	30,590	28,430	2,160	7.6%
Total reportable segments	103,492	95,883	7,609	7.9%
Corporate and other	(5,901)	(4,571)	(1,330)	(29.1)%
Total Operating Income	$97,591	$91,312	$6,279	6.9%

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
The Healthcare segment’s operating income increased $4.0 million to $29.9 million for the second quarter of fiscal 2015 as compared to $25.9 million in the same prior year period. The Healthcare segment's operating income for the first half of fiscal 2015 increased $7.0 million to $47.9 million as compared to $40.9 million for the first half of fiscal 2014. The increases in operating income in the fiscal 2015 second quarter and first half over the same fiscal 2014 periods was primarily driven by our recent acquisitions, increased volume, favorable foreign currency, and favorable product mix, which was somewhat offset by the Spectrum trade name impairment and rising material costs.
The Life Sciences business segment’s operating income decreased $1.0 million or 7.1% to $13.0 million for the second quarter of fiscal 2015 as compared to $14.0 million for the same prior year period. The Life Sciences business segment's operating income for the first half of fiscal 2015 decreased by $1.6 million or 6.0% to $25.0 million as compared to $26.6 million in the first half of fiscal 2014. The segment’s operating margin was 22.1% for the second quarter of fiscal 2015 compared to 24.1% for the second quarter of fiscal 2014. The segment's operating margin was 21.2% for the first half of fiscal 2015 compared to 22.5% for the first half of fiscal 2014. The decreases in operating margins in both the second quarter and the first half of fiscal 2015 were primarily attributable to increased corporate expenses relating to incentive compensation that were allocated to the segment in the fiscal 2015 periods over the same prior year periods.
The Isomedix segment’s operating income increased $0.7 million or 5.0% to $14.4 million for the second quarter of fiscal 2015 as compared to $13.7 million for the same prior year period. The Isomedix segment's operating income for the first half of fiscal 2015 increased $2.2 million or 7.6% to $30.6 million as compared to $28.4 million in the first half of fiscal 2014. The Isomedix operating margin was 27.8% for the second quarter of fiscal 2015 compared to 28.9% in the same prior year period; while the operating margin was 29.7% in the first half of fiscal 2015 compared to 29.7% in the first half of fiscal 2014. The segment’s operating margin improvement in the fiscal 2015 periods reflects the benefit of increased volumes, which was partially offset by higher quality and regulatory expenses and additional corporate expenses relating to incentive compensation that were allocated to the segment in the fiscal 2015 periods over the same prior year periods.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,
(dollars in thousands)	2014	2013
Operating activities:
Net income	$55,541	$62,060
Non-cash items	49,078	45,163
Changes in operating assets and liabilities	289	(27,178)
Net cash provided by operating activities	$104,908	$80,045
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(36,527)	$(47,110)
Proceeds from the sale of property, plant, equipment, and intangibles	796	8
Investments in businesses, net of cash acquired	(179,380)	(115)
Net cash used in investing activities	$(215,111)	$(47,217)
Financing activities:
Payments on long-term obligations	$—	$(30,000)
Deferred financing fees and debt issuance costs	—	(43)
Proceeds under credit facilities, net	126,470	46,230
Repurchases of common shares	(5,440)	(18,653)
Cash dividends paid to common shareholders	(26,118)	(23,644)
Stock option and other equity transactions, net	8,686	9,159
Tax benefit from share-based compensation	4,505	1,462
Net cash provided by (used in) in financing activities	$108,103	$(15,489)
Debt-to-total capital ratio	36.8%	34.0%
Free cash flow	$69,177	$32,943

Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $104.9 million for the first six months of fiscal 2015 as compared with $80.0 million for the first six months of fiscal 2014. The increase in net cash provided by operating activities in fiscal 2015 is primarily due to working capital improvements.
Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $215.1 million for the first six months of fiscal 2015 compared with $47.2 million for the first six months of fiscal 2014. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2015 and fiscal 2014:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $36.5 million for the first six months of fiscal 2015 as compared to $47.1 million during the same prior year period.

•
Investments in businesses, net of cash acquired – During the first half of fiscal 2015, we used $173.6 million of cash for the acquisition of IMS and related realty. For more information on this acquisition refer to note 18 to our consolidated financial statements titled, "Business Acquisitions". During the first quarter of fiscal 2015, we also paid a working capital settlement of $0.8 million and deferred consideration of $5.0 million for the fiscal 2014 acquisition of Eschmann Holdings Ltd. For more information on this acquisition refer to our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014.

Net Cash Provided By (Used In) Financing Activities – The net cash provided by financing activities amounted to $108.1 million for the first six months of fiscal 2015 compared with net cash used in financing activities of $15.5 million for the first six months of fiscal 2014. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2015 and fiscal 2014:

•	Payments on long term obligations- During the second quarter of fiscal 2014 we repaid $30.0 million for the senior notes issued in August 2008, which matured in August 2013.

•
 Proceeds under credit facilities, net - At September 30, 2014, we had $280.0 million of debt outstanding under our credit facilities, reflecting net borrowings of $126.5 million. At September 30, 2013, we had $128.5 million of debt outstanding under our revolving credit facility, reflecting net borrowings of $46.2 million.

•
Repurchases of common shares – During the first six months of fiscal 2015, we obtained 137,183 of our common shares in connection with stock based compensation awards for an aggregate amount of $5.4 million. During the same period in fiscal 2014, we paid for the repurchase of 411,795 of our common shares. We also obtained 32,008 of our common shares in connection with stock based compensation award programs for an aggregate amount of $18.7 million.

•
Cash dividends paid to common shareholders – During the first six months of fiscal 2015, we paid total cash dividends of $26.1 million, or $0.44 per outstanding common share. During the first six months of fiscal 2014, we paid total cash dividends of $23.6 million, or $0.40 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During the first six months of fiscal 2015 and fiscal 2014, we received cash proceeds totaling $8.7 million and $9.2 million, respectively, under these programs.

•
Tax benefit from share-based compensation – During the first six months of fiscal 2015, we received a total tax benefit from share based compensation of $4.5 million. During the first six months of fiscal 2014, we received a total tax benefit from share based compensation of $1.5 million. The increase in the first six months of fiscal 2015 over the same prior year period was primarily due to an increase in both the quantity and value of restricted shares vesting and stock options exercised.

Cash Flow Measures. Free cash flow was $69.2 million in the first six months of fiscal 2015 compared to $32.9 million in the prior year first six months (see the subsection above titled "Non-GAAP Financial Measures", for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in free cash flow is primarily due to working capital improvements and lower capital spending in fiscal 2015 over fiscal 2014. Our debt-to-total capital ratio was 36.8% at September 30, 2014 and 34.0% at September 30, 2013.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014. Our commercial commitments were approximately $46.5 million at September 30, 2014, reflecting a net decrease of $3.1 million in surety bonds and other commercial commitments from March 31, 2014. Our outstanding borrowing under our credit facilities was $280.0 million as of September 30, 2014. There were no letters of credit outstanding under the credit facilities at September 30, 2014.

Cash Requirements. We intend to use our existing cash and cash equivalent balances and cash generated from operations for short-term and long-term capital expenditures and our other liquidity needs. In addition, in light of cash needs relating to our proposed recently announced Synergy acquisition (see note 19 to our consolidated financial statements titled, "Subsequent Events") and other cash requirements, it will be necessary to replace our existing bank credit facilities with expanded credit facilities, including increased bank and/or additional private placement debt. Our capital requirements depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, changes in our operating expenses and other factors. To the extent that existing and anticipated sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or the sale of equity securities. We have a short-term Bridge Facility available to us should the referenced acquisition close without or with insufficient permanent financing in place. But regardless of whether the acquisition closes, we may need to obtain expanded permanent credit availability, and there can be no assurance that we will be able to obtain all the additional funds needed on terms favorable to us, or at all.

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

International Operations
Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2015, our revenues were favorably impacted by $0.7 million, or 0.2%, and income before taxes was unfavorably impacted by $0.2 million, or 0.5%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2015, our revenues were favorably impacted by $1.8 million, or 0.2%, and income before taxes was favorably impacted by $1.9 million, or 2.3%, as a result of foreign currency movements relative to the U.S. dollar.

Forward-Looking Statements

This Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to Synergy Health plc (“Synergy”) or STERIS or its industry, products or activities that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," "outlook," "impact," "potential," "confidence," "improve," "optimistic," "deliver," "comfortable," "trend", and "seeks," or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS and Synergy's other securities filings, including Item 1A of STERIS's Annual Report on Form 10-K for the year ended March 31, 2014 dated May 29, 2014 and in Synergy's annual report and accounts for the year ended 30 March 2014 (section headed "principal risks and uncertainties"). Many of these important factors are outside STERIS's or Synergy's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, consent decree, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products and the consent decree are summaries only and should not be considered the specific terms of the decree or product clearance or literature. Unless legally required, STERIS and Synergy do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company performance, results, prospects or value, (d) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for products and services, (f) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS and Synergy's businesses, industry or initiatives including, without limitation, the consent decree or those matters described in STERIS's Form 10-K for the year ended March 31, 2014 and other securities filings, may adversely impact Company performance, results, prospects or value, (g) the possibility that anticipated financial results or benefits of recent acquisitions, or of STERIS's restructuring efforts will not be realized or will be other than anticipated, (h) the effects of the contractions in credit availability, as well as the ability of STERIS and Synergy's Customers and suppliers to adequately access the credit markets when needed, (i) the receipt of approval of both STERIS's shareholders and Synergy's shareholders for the proposed transaction with Synergy (the “Synergy transaction”), (j) the regulatory approvals required for the Synergy transaction not being obtained on the terms expected or on the anticipated schedule, (k) the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the Synergy transaction, (l) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the Synergy transaction within the expected time-frames or at all and to successfully integrate Synergy’s operations into those of STERIS, (m) the integration of Synergy’s operations into those of STERIS being more difficult, time-consuming or costly than expected, (n) operating costs, Customer loss and business disruption (including, without limitations, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Synergy transaction, (o) the retention of certain key employees of Synergy being difficult, (p) changes in tax laws or interpretations that could increase the consolidated tax liabilities of Synergy and STERIS, including, if the transaction is consummated, changes in tax laws that would result in the new parent UK holding company being treated as a domestic corporation for United States federal tax purposes, and (q) those risks described in STERIS's Annual Report on Form 10-K for the year ended March 31, 2014, and other securities filings.

Disclosure Requirements Relating to the Acquisition of Synergy Health plc of the U.K. Takeover Code (the "Code")

Under Rule 8.3(a) of the Code, any person who is interested in 1% or more of any class of relevant securities of an offeree company or of any securities exchange offeror (being any offeror other than an offeror in respect of which it has been announced that its offer is, or is likely to be, solely in cash) must make an Opening Position Disclosure following the commencement of the offer period and, if later, following the announcement in which any securities exchange offeror is first identified. An Opening Position Disclosure must contain details of the person’s interests and short positions in, and rights to subscribe for, any relevant securities of each of (i) the offeree company and (ii) any securities exchange offeror(s). An Opening Position Disclosure by a person to whom Rule 8.3(a) applies must be made by no later than 3.30 pm (London time) on the 10th business day following the commencement of the offer period and, if appropriate, by no later than 3.30 pm (London time) on the 10th business day following the announcement in which any securities exchange offeror is first identified. Relevant persons who deal in the relevant securities of the offeree company or of a securities exchange offeror prior to the deadline for making an Opening Position Disclosure must instead make a Dealing Disclosure.

Under Rule 8.3(b) of the Code, any person who is, or becomes, interested in 1% or more of any class of relevant securities of the offeree company or of any securities exchange offeror must make a Dealing Disclosure if the person deals in any relevant securities of the offeree company or of any securities exchange offeror. A Dealing Disclosure must contain details of the dealing concerned and of the person’s interests and short positions in, and rights to subscribe for, any relevant securities of each of (i) the offeree company and (ii) any securities exchange offeror, save to the extent that these details have previously been disclosed under Rule 8. A Dealing Disclosure by a person to whom Rule 8.3(b) applies must be made by no later than 3.30 pm (London time) on the business day following the date of the relevant dealing.

If two or more persons act together pursuant to an agreement or understanding, whether formal or informal, to acquire or control an interest in relevant securities of an offeree company or a securities exchange offeror, they will be deemed to be a single person for the purpose of Rule 8.3.

Opening Position Disclosures must also be made by the offeree company and by any offeror and Dealing Disclosures must also be made by the offeree company, by any offeror and by any persons acting in concert with any of them (see Rules 8.1, 8.2 and 8.4).

Details of the offeree and offeror companies in respect of whose relevant securities Opening Position Disclosures and Dealing Disclosures must be made can be found in the Disclosure Table on the Takeover Panel’s website at www.thetakeoverpanel.org.uk, including details of the number of relevant securities in issue, when the offer period commenced and when any offeror was first identified. You should contact the Panel’s Market Surveillance Unit on +44 (0)20 7638 0129 if

you are in any doubt as to whether you are required to make an Opening Position Disclosure or a Dealing Disclosure.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of fiscal 2015, we obtained 11,185 of our common shares in connection with stock based compensation award programs. We did not repurchase any of our shares during the second quarter of fiscal 2015. When we do make repurchases, they are made pursuant to a single repurchase program which was approved by our Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of September 30, 2014, $86.9 million in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the second quarter of fiscal 2015 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
July 1-31	—		$—		—	$86,939
August 1-31	—		—		—	86,939
September 1-30	—		—		—	86,939
Total	—	(1)	$—	(1)	—	$86,939

(1)
Does not include 21 shares purchased during the quarter at an average price of $54.48 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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
November 4, 2014

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