Form 10-Q
period 2014-12-31
STERIS CORP
filed 2015-02-09
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of January 30, 2015: 59,574,771

STERIS Corporation and Subsidiaries
Form 10-Q

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2014	March 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,512	$152,802
Accounts receivable (net of allowances of $9,011 and $10,922, respectively)	297,015	313,686
Inventories, net	183,456	155,146
Deferred income taxes, net	15,477	16,084
Prepaid expenses and other current assets	31,091	37,027
Total current assets	671,551	674,745
Property, plant, and equipment, net	475,485	454,410
Goodwill and intangibles, net	861,438	747,715
Other assets	19,334	10,292
Total assets	$2,027,808	$1,887,162
Liabilities and equity
Current liabilities:
Accounts payable	$78,942	$102,430
Accrued payroll and other related liabilities	67,989	58,774
Accrued expenses and other	97,510	93,302
Total current liabilities	244,441	254,506
Long-term indebtedness	610,680	493,480
Deferred income taxes, net	59,737	59,053
Other liabilities	36,852	38,877
Total liabilities	$951,710	$845,916
Commitments and contingencies (see note 9)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,561 and 58,968 shares outstanding, respectively	257,760	246,186
Common shares held in treasury, 10,479 and 11,072 shares, respectively	(317,520)	(324,202)
Retained earnings	1,166,116	1,112,240
Accumulated other comprehensive income	(32,191)	4,481
Total shareholders’ equity	1,074,165	1,038,705
Noncontrolling interest	1,933	2,541
Total equity	1,076,098	1,041,246
Total liabilities and equity	$2,027,808	$1,887,162
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues:
Product	$267,285	$252,616	$754,570	$710,853
Service	205,959	152,935	594,046	446,112
Total revenues	473,244	405,551	1,348,616	1,156,965
Cost of revenues:
Product	150,164	144,884	423,130	408,051
Service	125,924	96,892	364,245	283,787
Total cost of revenues	276,088	241,776	787,375	691,838
Gross profit	197,156	163,775	561,241	465,127
Operating expenses:
Selling, general, and administrative	122,370	95,497	362,350	280,087
Research and development	14,549	11,580	39,964	36,960
Restructuring expenses	(1,109)	808	(10)	878
Total operating expenses	135,810	107,885	402,304	317,925
Income from operations	61,346	55,890	158,937	147,202
Non-operating expenses, net:
Interest expense	4,822	4,672	14,452	14,527
Interest income and miscellaneous expense	(417)	(241)	(673)	(715)
Total non-operating expenses, net	4,405	4,431	13,779	13,812
Income before income tax expense	56,941	51,459	145,158	133,390
Income tax expense	18,817	22,953	51,493	42,824
Net income	$38,124	$28,506	$93,665	$90,566

Net income per common share
Basic	$0.64	$0.48	$1.58	$1.54
Diluted	$0.63	$0.48	$1.56	$1.52
Cash dividends declared per common share outstanding	$0.23	$0.21	$0.67	$0.61

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income	38,124	28,506	93,665	90,566
Unrealized (loss) gain on available for sale securities, net of taxes of $172, $0, $172, $0, respectively	(569)	157	(510)	252
Amortization of pension and postretirement benefit plans costs, net of taxes of $137, $89, $412 and $267, respectively	(222)	(140)	(665)	(419)
Change in cumulative foreign currency translation adjustment	(18,806)	945	(35,497)	8,244
Total other comprehensive (loss) income	(19,597)	962	(36,672)	8,077
Comprehensive income	$18,527	$29,468	$56,993	$98,643

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2014	2013
Operating activities:
Net income	$93,665	$90,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	69,440	55,689
Deferred income taxes	344	4,019
Share-based compensation expense	11,409	8,930
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	(400)	1,795
Other items	(5,392)	1,331
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	29,192	9,859
Inventories, net	(27,014)	(14,431)
Other current assets	6,287	12,040
Accounts payable	(25,215)	1,233
Tax benefit from share-based compensation	(8,880)	(1,864)
Accruals and other, net	21,774	(26,994)
Net cash provided by operating activities	165,210	142,173
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(56,757)	(64,778)
Proceeds from the sale of property, plant, equipment, and intangibles	812	4,739
Purchases of investments	(4,681)	—
Acquisition of business, net of cash acquired	(182,692)	(8,443)
Net cash used in investing activities	(243,318)	(68,482)
Financing activities:
Payments on long-term obligations	—	(70,000)
Deferred financing fees and debt issuance costs	(7,347)	(43)
Proceeds under credit facilities, net	117,200	52,450
Repurchases of common shares	(20,110)	(23,236)
Cash dividends paid to common shareholders	(39,790)	(36,009)
Stock option and other equity transactions, net	19,245	11,877
Tax benefit from share-based compensation	8,880	1,864
Net cash provided by (used in) financing activities	78,078	(63,097)
Effect of exchange rate changes on cash and cash equivalents	(8,260)	4,735
Increase (decrease) in cash and cash equivalents	(8,290)	15,329
Cash and cash equivalents at beginning of period	152,802	142,008
Cash and cash equivalents at end of period	$144,512	$157,337

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2014 and 2013
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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2014 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2015.

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
For the Three and Nine Months Ended December 31, 2014 and 2013
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
Since the inception of the Restructuring Plan we have incurred pre-tax expenses totaling $19,804 related to these actions, of which $12,077 was recorded as restructuring expenses and $7,727 was recorded in cost of revenues, with restructuring expenses of $17,721, $767, and $1,316 related to the Healthcare, Life Sciences and Isomedix segments, respectively. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
The following table summarizes our total pre-tax restructuring expenses for the third quarter and first nine months of fiscal 2015:

	Fiscal 2014 Restructuring Plan
	Three months ended December 31, (1)	Nine months ended December 31, (2)
Severance and other compensation related costs	$(1,242)	$(262)
Asset impairment and accelerated depreciation	—	(38)
Lease termination obligation and other	133	290
Product rationalization	33	(417)
Total restructuring expenses	$(1,076)	$(427)
(1) Includes $33 in expense recorded to cost of revenues on Consolidated Statements of Income.
(2) Includes $(417) in expense recorded to cost of revenues on Consolidated Statements of Income.

Pre-tax restructuring expenses of $808 and $878 incurred during the third quarter and first nine months of fiscal 2014, respectively, related to previously announced restructuring plans.
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

	Fiscal 2014 Restructuring Plan
		Fiscal 2015
	March 31, 2014	Provision (1)	Payments (1)	December 31, 2014
Severance and termination benefits	$6,389	$(262)	$(2,946)	$3,181
Lease termination obligations and other	1,589	18	(1,236)	371
Total	$7,978	$(244)	$(4,182)	$3,552
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	December 31, 2014	March 31, 2014
Land and land improvements (1)	$35,643	$33,601
Buildings and leasehold improvements	268,487	256,879
Machinery and equipment	373,624	360,977
Information systems	102,849	100,349
Radioisotope	280,126	258,547
Construction in progress (1)	33,904	35,016
Total property, plant, and equipment	1,094,633	1,045,369
Less: accumulated depreciation and depletion	(619,148)	(590,959)
Property, plant, and equipment, net	$475,485	$454,410

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	December 31, 2014	March 31, 2014
Raw materials	$74,502	$60,328
Work in process	27,584	24,449
Finished goods	116,881	102,928
LIFO reserve	(17,171)	(19,450)
Reserve for excess and obsolete inventory	(18,340)	(13,109)
Inventories, net	$183,456	$155,146

5. Debt

Indebtedness was as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

	December 31, 2014	March 31, 2014
Private Placement	$340,000	$340,000
Credit Agreement and Swing Line Facility	270,680	153,480
Total long term debt	$610,680	$493,480

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 dated May 29, 2014.

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2014	March 31, 2014
Accrued payroll and other related liabilities:
Compensation and related items	$22,313	$19,418
Accrued vacation/paid time off	7,158	6,172
Accrued bonuses	23,898	18,451
Accrued employee commissions	11,175	11,322
Other postretirement benefit obligations-current portion	2,950	2,950
Other employee benefit plans' obligations-current portion	495	461
Total accrued payroll and other related liabilities	$67,989	$58,774
Accrued expenses and other:
Deferred revenues	$38,685	$39,441
Self-insured risk reserves-current portion	5,872	4,656
Accrued dealer commissions	11,949	10,017
Accrued warranty	5,940	7,765
Other	35,064	31,423
Total accrued expenses and other	$97,510	$93,302
Other liabilities:
Self-insured risk reserves-long-term portion	$10,688	$10,689
Other postretirement benefit obligations-long-term portion	16,382	18,393
Defined benefit pension plans obligations-long-term portion	(154)	691
Other employee benefit plans obligations-long-term portion	6,105	6,013
Other	3,831	3,091
Total other liabilities	$36,852	$38,877

7. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended December 31, 2014 and 2013 were 33.0% and 44.6%, respectively. During the third quarter of fiscal 2015, we benefited from the passage of the Tax Increase Prevention Act of 2014 and discrete item adjustments. The effective income tax rates for the nine-month periods ended December 31, 2014 and 2013 were 35.5% and 32.1%, respectively. During the first nine months of fiscal 2014, we benefited from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

As of March 31, 2014 and December 31, 2014, we had no unrecognized tax benefits and have not recorded any liability for interest and penalties.
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
Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Three Months Ended December 31,	2014	2013	2014	2013
Service cost	$35	$40	$—	$—
Interest cost	471	450	173	171
Expected return on plan assets	(785)	(861)	—	—
Amortization of loss	277	365	180	223
Amortization of prior service cost	—	—	(816)	(816)
Net periodic benefit cost	$(2)	$(6)	$(463)	$(422)

	Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Nine Months Ended December 31,	2014	2013	2014	2013
Service cost	$105	$120	$—	$—
Interest cost	1,415	1,349	518	512
Expected return on plan assets	(2,355)	(2,582)	—	—
Amortization of loss	830	1,094	541	668
Amortization of prior service cost	—	—	(2,447)	(2,447)
Net periodic benefit cost	$(5)	$(19)	$(1,388)	$(1,267)

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
For the Three and Nine Months Ended December 31, 2014 and 2013
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

On December 19, 2014, a stockholder derivative lawsuit was filed in the Court of Common Pleas, Cuyahoga County, Ohio, against the members of STERIS’s board of directors and its named executive officers, challenging the “excise tax make-whole payments” approved by STERIS’s board in connection with the proposed Synergy transaction.  STERIS is named as a nominal defendant in the action.  These payments are in respect of an excise tax that will be imposed, by virtue of the transaction, solely on the value of any outstanding stock compensation held by STERIS board members and executive officers, and are intended to place these individuals in the same excise tax-neutral position with respect to their STERIS equity awards after the transaction as before.  The case is captioned St. Lucie County Fire District Firefighters’ Pension Trust Fund v. Rosebrough, Jr., et al., Case No. CV 14 837749.  The complaint generally alleges that STERIS’s board breached their fiduciary duties by approving the excise tax make-whole payments, that the payments constitute corporate waste and that the payments are voidable under Ohio law.  The complaint seeks among other things a declaration that the excise tax make-whole payments are invalid, damages, disgorgement of any excise tax make-whole payments and plaintiffs’ costs and disbursements in the action, including reasonable attorneys’ fees, expert fees, costs and expenses.
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
Our Life Sciences segment manufactures and sells capital equipment, formulated cleaning chemistries, and service solutions to pharmaceutical companies, and private and public research facilities.
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
The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and nine month periods ended December 31, 2014, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2014 dated May 29, 2014.
Financial information for each of our segments is presented in the following tables:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues:
Healthcare	$353,197	$291,831	$1,007,176	$828,051
Life Sciences	67,997	64,128	185,759	182,425
Isomedix	50,960	49,157	154,003	144,792
Total reportable segments	472,154	405,116	1,346,938	1,155,268
Corporate and other	1,090	435	1,678	1,697
Total revenues	$473,244	$405,551	$1,348,616	$1,156,965
Operating income:
Healthcare	$33,843	$31,238	$81,752	$72,111
Life Sciences	16,402	12,092	41,395	38,672
Isomedix	12,508	14,054	43,098	42,484
Total reportable segments	62,753	57,384	166,245	153,267
Corporate and other	(1,407)	(1,494)	(7,308)	(6,065)
Total operating income	$61,346	$55,890	$158,937	$147,202

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	59,475	58,885	59,340	58,972
Dilutive effect of common share equivalents	671	800	653	774
Weighted average common shares outstanding and common share equivalents—diluted	60,146	59,685	59,993	59,746

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
(shares in thousands)
Number of common share options	268	304	367	336

12. Repurchases of Common Shares

During the first nine months of fiscal 2015, we obtained 379,695 of our common shares in connection with stock based compensation award programs. At December 31, 2014, $86,939 of STERIS common shares remained authorized for repurchase pursuant to the most recent Board approved repurchase authorization (the March 2008 Board Authorization). Also, 10,478,783 common shares were held in treasury at December 31, 2014.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and common share grants. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of December 31, 2014, 2,782,303 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2015 and fiscal 2014:

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

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2014	2,396,986	$31.06
Granted	384,532	53.40
Exercised	(703,904)	27.45
Forfeited	(33,528)	41.34
Canceled	(8,262)	20.69
Outstanding at December 31, 2014	2,035,824	$36.40	6.2 years	$57,917
Exercisable at December 31, 2014	1,305,989	$30.90	4.9 years	$44,336

We estimate that 719,494 of the non-vested stock options outstanding at December 31, 2014 will ultimately vest.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $64.85 closing price of our common shares on December 31, 2014 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first nine months of fiscal 2015 and fiscal 2014 was $22,289 and $8,620, respectively. Net cash proceeds from the exercise of stock options were $19,245 and $11,877 for the first nine months of fiscal 2015 and fiscal 2014, respectively. The tax benefit from shared-based compensation was $8,880 and $1,864 for the first nine months of fiscal 2015 and fiscal 2014, respectively.

The weighted average grant date fair value of stock option grants was $13.41 and $10.59 for the first nine months of fiscal 2015 and fiscal 2014, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of December 31, 2014 and 2013 was $2,073 and $1,473, respectively. The fair value of outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2014	931,018	14,976	$36.60
Granted	267,656	38,226	53.56
Vested	(298,486)	(17,183)	34.37
Canceled	(44,547)	(4,180)	42.24
Non-vested at December 31, 2014	855,641	31,839	$42.92

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first nine months of fiscal 2015 was $9,970.

Restricted share units carry generally the same terms and vesting requirements as restricted stock except that they may be settled in stock or cash upon vesting. Those that are settled in cash are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of December 31, 2014 and March 31, 2014 was $308 and $1,259, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of December 31, 2014, there was a total of $29,001 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.31 years.

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

Changes in our warranty liability during the first nine months of fiscal 2015 were as follows:

Balance, March 31, 2014	$7,765
Warranties issued during the period	5,249
Settlements made during the period	(7,074)
Balance, December 31, 2014	$5,940

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $30,830 and $31,079 as of December 31, 2014 and March 31, 2014, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

15. Forward and Swap Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impacts raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2014, we held foreign currency forward contracts to buy 34 million Mexican pesos, and 8 million Canadian dollars. At December 31, 2014, we held commodity swap contracts to buy 128.7 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	December 31, 2014	March 31, 2014	December 31, 2014	March 31, 2014
Prepaid & Other	$9	$167	$—	$—
Accrued expenses and other	$—	$—	$88	$67

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2014	2013	2014	2013
Foreign currency forward contracts	Selling, general and administrative	$(513)	$(271)	$(660)	$(842)
Commodity swap contracts	Cost of revenues	$(100)	$—	$214	$(57)

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at December 31, 2014 and March 31, 2014:

			Fair Value Measurements at December 31, 2014 and March 31, 2014 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31
Assets:
Cash and cash equivalents (1)	$144,512	$152,802	$125,768	$137,189	$18,744	$15,613	$—	$—
Forward and swap contracts (2)	9	167	—	—	9	167	—	—
Investments (3)	7,322	3,397	7,322	3,397	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$88	$67	$—	$—	$88	$67	$—	$—
Deferred compensation plans (3)	3,688	3,495	3,688	3,495	—	—	—	—
Long term debt (4)	610,680	493,480	—	—	633,079	511,690	—	—
Contingent consideration obligations (5)	6,545	9,887	—	—	—	—	6,545	9,887
(1) Money market fund holdings are classified as level two as active market quoted prices are not available.
(2) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(3) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allowed for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the value of the investment are recognized each period based on the fair value of the investment.
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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are summarized as follows:

Contingent Consideration
Balance at March 31, 2014	$9,887
Deductions	(5,061)
(Gains)/Losses	2,040
Foreign currency translation adjustments (1)	(321)
Balance at December 31, 2014	$6,545

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

(1) Reported in other comprehensive income (loss).

Information regarding our investments is as follows:

			Investments at December 31, 2014 and March 31, 2014
	Cost		Unrealized Gains		Unrealized Losses (2)		Fair Value

	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31
Available-for-sale securities:
Marketable equity securities (1)	$4,681	$—	$—	$—	$(946)	$—	$3,735	$—
Mutual funds	2,656	2,608	931	789	—	—	3,587	3,397
Total available-for-sale securities	$7,337	$2,608	$931	$789	$(946)	$—	$7,322	$3,397
(1) Our marketable equity securities have been in a unrealized loss position for less than 12 months.
(2) Amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

17. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and nine months ended December 31, 2014 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$620	$561	$(2,871)	$(2,428)	$(10,343)	$6,348	$(12,594)	$4,481
Other Comprehensive Income (Loss) before reclassifications	(598)	(605)	247	742	(18,806)	(35,497)	(19,157)	(35,360)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	29	95	(469)	(1,407)	—	—	(440)	(1,312)
Net current-period Other Comprehensive Income (Loss)	(569)	(510)	(222)	(665)	(18,806)	(35,497)	(19,597)	(36,672)
Balance at December 31, 2014	$51	$51	$(3,093)	$(3,093)	$(29,149)	$(29,149)	$(32,191)	$(32,191)

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

18. Business Acquisitions

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

On December 31, 2014, a newly formed subsidiary of the Company purchased the assets and assumed certain liabilities of AGAPE Instruments Service, Inc. ("AGAPE"), a provider of certification services located near Cincinnati, Ohio.
The purchase price was approximately $3,312, subject to a customary working capital adjustment. AGAPE will be integrated into the Life Sciences business segment. The purchase price has been preliminarily allocated to the net assets acquired based on fair values at the acquisition date. A Customer relationship intangible of $1,200, tangible and financial net assets of $316 and goodwill of $1,796 have been recorded.
Acquisition related costs were insignificant. The Consolidated Financial Statements will include the operating results of the new subsidiary from the date of acquisition. Pro-forma results of operations for fiscal 2015 and 2014 periods have not been presented because the effects of the acquisition were not material to our financial results.The acquisition was financed through a combination of credit facility borrowings and cash on hand.
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
We recorded acquisition related costs of $3,105, before tax, which are reported in selling, general and administrative expense. We anticipate that the acquisition of IMS will qualify for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. Intangible assets acquired consist of trade names and Customer relationships, which will be amortized on a straight line basis over their useful lives of up to nine years, with the exception of the IMS trade name which has an indefinite life.
The Consolidated Financial Statements include the operating results of the IMS acquisition from the acquisition date. Pro-forma results of operations for the fiscal 2014 periods have not been presented because the effects of the acquisition were not material to our financial results.
The table below summarizes the preliminary allocation of the IMS purchase price to the net assets acquired based on fair values at the acquisition date.

IMS
Accounts receivable	$16,594
Inventory	8,478
Property, plant and equipment	15,074
Other assets	842
Intangible assets	62,000
Goodwill	81,587
Total assets acquired	184,575

Accounts payable	(4,833)
Current liabilities	(6,837)
Total liabilities assumed	(11,670)

Net assets acquired	$172,905

19. Proposed Acquisition of Synergy Health plc

On October 13, 2014, we announced that we were commencing a "recommended offer" under U.K. law to acquire all outstanding shares of Synergy Health plc ("Synergy") in a cash and stock transaction valued at £19.50 ($31.35) per Synergy share, or a total of approximately $1.9 billion based on STERIS’s closing stock price of $56.38 per share on October 10, 2014. Based on STERIS’s closing stock price of $67.00 and exchange rates as of February 3, 2015, the total value of the cash and

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2014 and 2013
(dollars in thousands)

stock transaction is approximately $2.1 billion or £23.42 ($35.52) per Synergy share. The transaction is subject to certain customary closing conditions, including approvals by STERIS and Synergy shareholders as well as regulatory approvals in the U.S. and U.K. Although both STERIS and Synergy continue to work toward closing the Merger by April 1, 2015, as previously discussed in STERIS’s current report on Form 8-K filed with the SEC on January 9, 2015, the request for additional information and documentary material, often referred to as a “second request,” from the Federal Trade Commission in connection with the Merger may extend the transaction timing beyond April 1, 2015 and no assurance can be provided as to when or if the transaction will be completed.
On October 13, 2014, we obtained a Bridge Facility from a group of three lenders. Under the Bridge Credit Agreement, the lenders have agreed to provide senior unsecured debt financing, to consist of up to £340 million of commitments, and up to $1.1 billion of commitments. The proceeds will be used in part to pay the cash portion of the purchase price for the transaction. To the extent that alternative sources of financing to replace the Bridge Credit Agreement are not procured at or prior to the transaction closing, the proceeds of the Bridge Credit Agreement may be used to (i) finance the payment of the cash consideration for the transaction, and related fees and expenses and (ii) to pay or refinance our existing debt and Synergy debt.
20. U.K. Takeover Code Directors’ Confirmation

Under Rule 28.1 of the U.K.’s City Code on Takeovers and Mergers (the “Takeover Code”) which applies in light of our proposed acquisition of Synergy Health, our directors must provide a so-called “directors’ confirmation” in respect of our Consolidated Net Income for the three months ended December 31, 2014 reported in this Quarterly Report on Form 10-Q (the “Net Income Statement”) because it constitutes an unaudited profit estimate for the purposes of the Takeover Code. Accordingly, our directors confirm that:
(i) the Consolidated Statement of Income for the three months ended December 31, 2014, has been properly compiled on the basis of the assumptions contained or referred to in this Quarterly Report; and
(ii) the basis of accounting used for the purposes of preparing the Consolidated Statement of Income for the three months ended December 31, 2014, is consistent with our accounting policies.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the consolidated balance sheets of STERIS Corporation and subsidiaries (“STERIS”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended December 31, 2014 and 2013, and the consolidated statements of cash flows for the nine-month periods ended December 31, 2014 and 2013. These financial statements are the responsibility of STERIS management.

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
February 9, 2015

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2015 and fiscal 2014. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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
On December 31, 2014, a newly formed subsidiary of the Company acquired the assets of and assumed certain liabilities of AGAPE, a provider of certification services located near Cincinnati, Ohio. AGAPE will be integrated into our Life Sciences business segment.
Fiscal 2015 third quarter revenues were $473.2 million representing an increase of 16.7% over the fiscal 2014 third quarter revenues of $405.6 million, reflecting growth within all three business segments. Fiscal 2015 first nine months revenues were $1,348.6 million representing an increase of 16.6% over the first nine months of fiscal 2014 revenues of $1,157.0 million, reflecting growth within all three business segments.
Fiscal 2015 third quarter gross margin percentage was 41.7% compared with 40.4% for the fiscal 2014 third quarter, while fiscal 2015 first nine months gross margin percentage was 41.6% compared with 40.2% for the first nine months of fiscal 2014. The improved gross margin percentages in the third quarter and first nine months of fiscal 2015 were due in part to the positive gross margin impact of favorable product mix and foreign currency. Our third quarter gross margin percentage was negatively impacted by rising material costs and inflation. Although our recent acquisitions added value in terms of dollars, they negatively impacted our gross margin percentage for the fiscal 2015 first nine months, along with rising material costs and inflation.
Fiscal 2015 third quarter operating income was $61.3 million, compared to fiscal 2014 third quarter operating income of $55.9 million. Fiscal 2015 first nine months operating income was $158.9 million compared to the fiscal 2014 first nine months operating income of $147.2 million. These increases in operating income are primarily attributable to the higher gross margin attainment as well as the increase in volume in the fiscal 2015 third quarter and first nine months over the same fiscal 2014 periods.
Cash flows from operations were $165.2 million and free cash flow was $109.3 million in the first nine months of fiscal 2015 compared to cash flows from operations of $142.2 million and free cash flow of $82.1 million in the first nine months of fiscal 2014. The increases in cash flow from operations and free cash flow are primarily due to working capital improvements and lower capital spending in fiscal 2015 over fiscal 2014 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 36.2% at December 31, 2014 and 32.2% at March 31, 2014. During the first nine months of fiscal 2015, we declared and paid quarterly cash dividends of $0.67 per common share.
Additional information regarding our financial performance during the fiscal third quarter and first nine months of 2015 is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2015, our revenues were unfavorably impacted by $3.9 million, or 0.8%, and income before taxes was favorably impacted by $3.4 million, or 6.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2015, our revenues were unfavorably impacted by $2.2 million, or 0.2%, and income before taxes was favorably impacted by $5.4 million, or 3.8%, as a result of foreign currency movements relative to the U.S. dollar.

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

December 31, 2014 and 2013:

	Nine Months Ended December 31,
(dollars in thousands)	2014	2013
Net cash flows provided by operating activities	$165,210	$142,173
Purchases of property, plant, equipment and intangibles, net	(56,757)	(64,778)
Proceeds from the sale of property, plant, equipment and intangibles	812	4,739
Free cash flow	$109,265	$82,134

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and the first nine months of fiscal 2015 compared with the same fiscal 2014 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2014 to the revenues for the three and nine months ended December 31, 2013:

	Three Months Ended December 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
Total revenues	$473,244	$405,551	$67,693	16.7%

Revenues by type:
Capital equipment revenues	151,217	149,578	1,639	1.1%
Consumable revenues	116,068	103,038	13,030	12.6%
Service revenues	205,959	152,935	53,024	34.7%

Revenues by geography:
United States revenues	367,059	314,589	52,470	16.7%
International revenues	106,185	90,962	15,223	16.7%

	Nine Months Ended December 31,			Percent
(dollars in thousands)	2014	2013	Change	Change
Total revenues	$1,348,616	$1,156,965	$191,651	16.6%

Revenues by type:
Capital equipment revenues	415,100	408,775	6,325	1.5%
Consumable revenues	339,470	302,078	37,392	12.4%
Service revenues	594,046	446,112	147,934	33.2%

Revenues by geography:
United States revenues	1,049,892	900,592	149,300	16.6%
International revenues	298,724	256,373	42,351	16.5%
Quarter over Quarter Comparison

Revenues increased $67.7 million, or 16.7%, to $473.2 million for the quarter ended December 31, 2014, as compared to $405.6 million for the same quarter in the prior year. This increase is primarily attributable to our recent acquisitions and growth within all three business segments. Capital equipment revenues increased 1.1% in the fiscal 2015 third quarter over the fiscal 2014 third quarter. This increase is primarily attributable to strong growth within the Europe, Middle East, and Africa

("EMEA") region primarily due to our fiscal 2014 acquisition of Eschmann Holdings Ltd. Consumable revenues increased 12.6% for the quarter ended December 31, 2014, as compared to the prior year quarter, driven by growth within all regions. Service revenues increased 34.7% in the third quarter of fiscal 2015 primarily driven by the fiscal 2015 acquisition of IMS, and growth within the North America, EMEA and Asia Pacific regions, including an increase of 3.7% in the Isomedix business segment.
United States revenues increased $52.5 million, or 16.7%, to $367.1 million for the quarter ended December 31, 2014, as compared to $314.6 million for the same prior year quarter. This increase is primarily attributable to the fiscal 2015 acquisition of IMS but also reflects growth in other service revenues in all three business segments and growth in consumable revenues in the Healthcare and Life Science business segments.
International revenues increased $15.2 million, or 16.7%, to $106.2 million for the quarter ended December 31, 2014, as compared to $91.0 million for the same prior year quarter. This increase reflects revenue growth within the EMEA and Asia Pacific regions, partially offset by a decline in the Latin America region.
First Nine Months over First Nine Months Comparison

Revenues increased $191.7 million or 16.6% to $1,348.6 million for the first nine months of fiscal 2015, as compared to $1,157.0 million for the same prior year period. This increase is primarily attributable to our recent acquisitions and growth within all three business segments. Capital equipment revenues for the first nine months of fiscal 2015 increased $6.3 million or 1.5% compared to the prior year period, reflecting growth within the Healthcare segment. Consumable revenues for the first nine months of fiscal 2015 increased 12.4% over the first nine months of fiscal 2014 driven by growth of 12.5% and 12.0% within the Healthcare and Life Sciences business segments, respectively. Service revenues during the first nine months of fiscal 2015 increased 33.2% over the first nine months of fiscal 2014 primarily driven by the fiscal 2015 acquisition of IMS, and growth of 5.4% and 6.4% in the Life Sciences and Isomedix business segments, respectively.
United States revenues for the first nine months of fiscal 2015 were $1,049.9 million, an increase of $149.3 million or 16.6% over the first nine months of fiscal 2014 revenues of $900.6 million. This increase is primarily attributable to the fiscal 2015 acquisition of IMS but also reflects growth in other service revenues in all three business segments and growth in consumable revenues in the Healthcare and Life Science business segments.
International revenues for the first nine months of fiscal 2015 were $298.7 million, an increase of 16.5% over the first nine months of fiscal 2014 revenues of $256.4 million. This increase reflects revenue growth in the EMEA and Asia Pacific regions, partially offset by decline in the Latin America region.
Revenues by segment are further discussed in the section of MD&A titled, "Business Segment Results of Operations."

Gross Profit. The following tables compare our gross profit for the three and nine months ended December 31, 2014 to the three and nine months ended December 31, 2013:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Gross profit:
Product	$117,121	$107,732	$9,389	8.7%
Service	80,035	56,043	23,992	42.8%
Total gross profit	$197,156	$163,775	$33,381	20.4%
Gross profit percentage:
Product	43.8%	42.6%
Service	38.9%	36.6%
Total gross profit percentage	41.7%	40.4%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Gross profit:
Product	$331,440	$302,802	$28,638	9.5%
Service	229,801	162,325	67,476	41.6%
Total gross profit	$561,241	$465,127	$96,114	20.7%
Gross profit percentage:
Product	43.9%	42.6%
Service	38.7%	36.4%
Total gross profit percentage	41.6%	40.2%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the third quarter of fiscal 2015 amounted to 41.7% as compared to the third quarter of fiscal 2014 gross profit percentage of 40.4%. The gross profit percentage increased 130 basis points in the third quarter of fiscal 2015 over fiscal 2014. Our gross profit percentage was impacted by the positive impact of foreign currency (70 basis points) and favorable product mix and other (120 basis points). Rising material costs (10 basis points), inflation (40 basis points) and the Medical Device Excise Tax (10 basis points) negatively impacted our gross margin percentage.
Gross profit percentage for the first nine months of fiscal 2015 was 41.6% compared to the gross profit percentage in the first nine months of fiscal 2014 of 40.2%. The gross profit percentage increased 140 basis points in the first nine months of fiscal 2015 over fiscal 2014. Our gross profit percentage was impacted by the positive impact of foreign currency (40 basis points) and favorable product mix and other (160 basis points). Although our recent acquisitions added value in terms of dollars, they negatively impacted our gross margin percentage by approximately 20 basis points. Rising material costs (10 basis points) and inflation (30 basis points) negatively impacted our gross margin percentage.

Operating Expenses. The following tables compare our operating expenses for the three and nine months ended December 31, 2014 to the three and nine months ended December 31, 2013:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating expenses:
Selling, general, and administrative	$122,370	$95,497	$26,873	28.1%
Research and development	14,549	11,580	2,969	25.6%
Restructuring expenses	(1,109)	808	(1,917)	NM
Total operating expenses	$135,810	$107,885	$27,925	25.9%
NM - Not meaningful.

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating expenses:
Selling, general, and administrative	$362,350	$280,087	$82,263	29.4%
Research and development	39,964	36,960	3,004	8.1%
Restructuring expenses	(10)	878	(888)	NM
Total operating expenses	$402,304	$317,925	$84,379	26.5%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 28.1% in the third quarter of fiscal 2015 over the third quarter of fiscal 2014, and increased 29.4% in the first nine months of fiscal 2015 over the first nine months of fiscal 2014. These increases are primarily attributable to the addition of operating expenses incurred within our recently acquired businesses and costs of approximately $8.9 million incurred in connection with the proposed acquisition of Synergy. For additional information regarding this proposed transaction see Note 19 titled, "Proposed Acquisition of Synergy Health plc". Also, during the second quarter of fiscal 2015, SG&A was impacted by the adoption of a new branding strategy as part of the integration of IMS into the Specialty Services business for surgical instrument and endoscope repair services. This strategy resulted in the reduction in the carrying value of the Spectrum Surgical Instruments Corp. ("Spectrum") trade-name which will be used solely for Specialty Services product revenues going forward. We have estimated the fair value of the Spectrum trade-name using the relief from royalty method and concluded that the carrying value of the trade-name exceeded its fair value. As a result, an impairment charge of approximately $5.6 million was recorded to reduce the carrying value of the intangible asset.
For the three month period ended December 31, 2014, research and development expenses increased 25.6% over the same prior year period. For the first nine months of fiscal 2015, research and development expenses were $40.0 million, representing an increase of 8.1% compared to the same fiscal 2014 period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2015, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures. The increases in the fiscal 2015 periods are primarily attributable to additional spending in connection with the development of surgical products and accessories.
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
Since the inception of the Restructuring Plan we have incurred pre-tax expenses totaling $19.8 million related to these actions, of which $12.1 million was recorded as restructuring expenses and $7.7 million was recorded in cost of revenues, with restructuring expenses of $17.7 million, $0.8 million, and $1.3 million related to the Healthcare, Life Sciences and Isomedix segments, respectively. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
The following table summarizes our total pre-tax restructuring expenses for the third quarter and first nine months of fiscal 2015:

	Fiscal 2014 Restructuring Plan
(dollars in thousands)	Three months ended December 31, (1)	Nine months ended December 31, (2)
Severance and other compensation related costs	$(1,242)	$(262)
Asset impairment and accelerated depreciation	—	(38)
Lease termination obligation and other	133	290
Product rationalization	33	(417)
Total restructuring expenses	$(1,076)	$(427)
(1) Includes $33 in expense recorded to cost of revenues on Consolidated Statements of Income.
(2) Includes $(417) in expense recorded to cost of revenues on Consolidated Statements of Income.

Pre-tax restructuring expenses of $0.8 million and $0.9 million incurred during the third quarter and first nine months of fiscal 2014, respectively, related to previously announced restructuring plans.
Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our restructuring liability balances and activity:

	Fiscal 2014 Restructuring Plan
		Fiscal 2015
(dollars in thousands)	March 31, 2014	Provision (1)	Payments (1)	December 31, 2014
Severance and termination benefits	$6,389	$(262)	$(2,946)	$3,181
Lease termination obligations and other	1,589	18	(1,236)	371
Total	$7,978	$(244)	$(4,182)	$3,552
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expenses, net for the three and nine month periods ended December 31, 2014 and December 31, 2013:

	Three Months Ended December 31,
(dollars in thousands)	2014	2013	Change
Non-operating expenses, net:
Interest expense	$4,822	$4,672	$150
Interest income and miscellaneous expense	(417)	(241)	(176)
Non-operating expenses, net	$4,405	$4,431	$(26)

	Nine Months Ended December 31,
(dollars in thousands)	2014	2013	Change
Non-operating expenses, net:
Interest expense	$14,452	$14,527	$(75)
Interest income and miscellaneous expense	(673)	(715)	42
Non-operating expenses, net	$13,779	$13,812	$(33)

Interest expense for the three and nine month periods ended December 31, 2014, essentially remained flat over the prior year periods. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and nine months ended December 31, 2014 to the three and nine months ended December 31, 2013:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Income tax expense	$18,817	$22,953	$(4,136)	(18.0)%
Effective income tax rate	33.0%	44.6%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Income tax expense	$51,493	$42,824	$8,669	20.2%
Effective income tax rate	35.5%	32.1%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and nine months ended December 31, 2014 were 33.0% and 35.5% compared with 44.6% and 32.1% for the same prior year periods. During the third quarter of fiscal 2015, we benefited from the passage of the Tax Increase Prevention Act of 2014 and discrete item adjustments. During the first nine months of fiscal 2014, we benefited from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014, provides additional information regarding each business segment. The following table compares business segment revenues for the three and nine months ended December 31, 2014 and December 31, 2013:

(dollars in thousands)	Three Months Ended December 31,		Change	Percent Change
	2014	2013
Revenues:
Healthcare	$353,197	$291,831	$61,366	21.0%
Life Sciences	67,997	64,128	3,869	6.0%
Isomedix	50,960	49,157	1,803	3.7%
Total reportable segments	472,154	405,116	67,038	16.5%
Corporate and other	1,090	435	655	150.6%
Total Revenues	$473,244	$405,551	$67,693	16.7%

(dollars in thousands)	Nine Months Ended December 31,		Change	Percent Change
	2014	2013
Revenues:
Healthcare	$1,007,176	$828,051	$179,125	21.6%
Life Sciences	185,759	182,425	3,334	1.8%
Isomedix	154,003	144,792	9,211	6.4%
Total reportable segments	1,346,938	1,155,268	191,670	16.6%
Corporate and other	1,678	1,697	(19)	(1.1)%
Total Revenues	$1,348,616	$1,156,965	$191,651	16.6%

Healthcare revenues increased $61.4 million, or 21.0%, to $353.2 million for the quarter ended December 31, 2014, as compared to $291.8 million for the same prior year quarter. Healthcare revenues for the first nine months of fiscal 2015 increased $179.1 million, or 21.6%, to $1,007.2 million, as compared to $828.1 million for the first nine months of fiscal 2014. These increases are primarily attributable to the fiscal 2015 acquisition of IMS, but also reflect growth in capital equipment, consumable and service revenues. At December 31, 2014, the Healthcare segment’s backlog amounted to $137.8 million, decreasing $18.1 million, or 11.6%, compared to the backlog of $155.9 million at December 31, 2013. This decrease is partially the result of our success in reducing our manufacturing lead times allowing us to fulfill orders on a timelier basis and fluctuation in order timing. Healthcare backlog at December 31, 2014 increased $27.5 million, or 24.9%, compared to the backlog of $110.3 million at March 31, 2014.
Life Sciences revenues increased $3.9 million, or 6.0%, to $68.0 million for the quarter ended December 31, 2014, as compared to $64.1 million for the same prior year quarter. This increase is attributable to growth in consumable revenues of 16.2% and service revenues of 3.9%, over the same fiscal 2014 period. Life Science revenues for the first nine months of fiscal 2015 increased $3.3 million, or 1.8%, to $185.8 million as compared to $182.4 million for the first nine months of fiscal 2014. This increase is primarily attributable to growth of 12.0% and 5.4% of consumable and service revenues, respectively, which was partially offset by a 10.5% decline in capital equipment revenues over the same fiscal 2014 period. At December 31, 2014, Life Sciences backlog amounted to $43.7 million, decreasing $4.7 million, or 9.7%, compared to the backlog of $48.5 million at December 31, 2013. This decrease is a result of global economic conditions and fluctuations in order timing. Life Sciences backlog at December 31, 2014 decreased by $0.7 million, or 1.5%, compared to the backlog of $44.4 million at March 31, 2014.

Isomedix segment revenues increased $1.8 million, or 3.7%, to $51.0 million for the quarter ended December 31, 2014, as compared to $49.2 million for the same prior year quarter. Isomedix segment revenues for the first nine months of fiscal 2015 increased $9.2 million, or 6.4%, to $154.0 million as compared to $144.8 million for the first nine months of fiscal 2014. Revenues were favorably impacted by increased demand from our core medical device Customers.
The following tables compare our business segment operating results for the three and nine months ended December 31, 2014 to the three and nine months ended December 31, 2013:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating income:
Healthcare	$33,843	$31,238	$2,605	8.3%
Life Sciences	16,402	12,092	4,310	35.6%
Isomedix	12,508	14,054	(1,546)	(11.0)%
Total reportable segments	62,753	57,384	5,369	9.4%
Corporate and other	(1,407)	(1,494)	87	5.8%
Total operating income	$61,346	$55,890	$5,456	9.8%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2014	2013
Operating Income:
Healthcare	$81,752	$72,111	$9,641	13.4%
Life Sciences	41,395	38,672	2,723	7.0%
Isomedix	43,098	42,484	614	1.4%
Total reportable segments	166,245	153,267	12,978	8.5%
Corporate and other	(7,308)	(6,065)	(1,243)	(20.5)%
Total Operating Income	$158,937	$147,202	$11,735	8.0%

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
The Healthcare segment’s operating income increased $2.6 million to $33.8 million for the third quarter of fiscal 2015 as compared to $31.2 million in the same prior year period. The Healthcare segment's operating income for the first nine months of fiscal 2015 increased $9.6 million to $81.8 million as compared to $72.1 million for the first nine months of fiscal 2014. The increases in operating income in the fiscal 2015 third quarter and first nine months over the same fiscal 2014 periods was primarily driven by our recent acquisitions, increased volume, favorable foreign currency, and favorable product mix, which was somewhat offset by the Spectrum trade name impairment.
The Life Sciences segment’s operating income increased $4.3 million, or 35.6%, to $16.4 million for the third quarter of fiscal 2015 as compared to $12.1 million for the same prior year period. The Life Sciences business segment's operating income for the first nine months of fiscal 2015 increased by $2.7 million, or 7.0%, to $41.4 million as compared to $38.7 million in the first nine months of fiscal 2014. The segment’s operating margin was 24.1% for the third quarter of fiscal 2015 compared to 18.9% for the third quarter of fiscal 2014. The segment's operating margin was 22.3% for the first nine months of fiscal 2015 compared to 21.2% for the first nine months of fiscal 2014. The increases in operating margins in both the third quarter and the first nine months of fiscal 2015 were primarily attributable to increased volume, favorable product mix and favorable foreign currency, which were partially offset by additional corporate expenses relating to incentive compensation that were allocated to the segment in the fiscal 2015 periods over the same prior year periods.
The Isomedix segment’s operating income decreased $1.5 million, or 11.0%, to $12.5 million for the third quarter of fiscal 2015 as compared to $14.1 million for the same prior year period. The Isomedix segment's operating income for the first nine months of fiscal 2015 increased $0.6 million, or 1.4%, to $43.1 million as compared to $42.5 million in the first nine months of fiscal 2014. The Isomedix operating margin was 24.5% for the third quarter of fiscal 2015 compared to 28.6% in the same prior year period; while the operating margin was 28.0% in the first nine months of fiscal 2015 compared to 29.3% in the first nine months of fiscal 2014. The segment’s operating margin declines in the fiscal 2015 periods were due to higher quality and regulatory expenses and additional corporate expenses relating to incentive compensation that were allocated to the segment in the fiscal 2015 periods over the same prior year periods, which more than offset increased volumes.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended December 31,
(dollars in thousands)	2014	2013
Operating activities:
Net income	$93,665	$90,566
Non-cash items	75,401	71,764
Changes in operating assets and liabilities	(3,856)	(20,157)
Net cash provided by operating activities	$165,210	$142,173
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	$(56,757)	$(64,778)
Proceeds from the sale of property, plant, equipment, and intangibles	812	4,739
Purchases of investments	(4,681)	—
Investments in businesses, net of cash acquired	(182,692)	(8,443)
Net cash used in investing activities	$(243,318)	$(68,482)
Financing activities:
Payments on long-term obligations	$—	$(70,000)
Deferred financing fees and debt issuance costs	(7,347)	(43)
Proceeds under credit facilities, net	117,200	52,450
Repurchases of common shares	(20,110)	(23,236)
Cash dividends paid to common shareholders	(39,790)	(36,009)
Stock option and other equity transactions, net	19,245	11,877
Tax benefit from share-based compensation	8,880	1,864
Net cash provided by (used in) in financing activities	$78,078	$(63,097)
Debt-to-total capital ratio	36.2%	32.0%
Free cash flow	$109,265	$82,134

Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $165.2 million for the first nine months of fiscal 2015 as compared with $142.2 million for the first nine months of fiscal 2014. The increase in net cash provided by operating activities in fiscal 2015 is primarily due to working capital improvements.
Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $243.3 million for the first nine months of fiscal 2015 compared with $68.5 million for the first nine months of fiscal 2014. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2015 and fiscal 2014:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $56.8 million for the first nine months of fiscal 2015 as compared to $64.8 million during the same prior year period.

•
Proceeds from the sale of property, plant, equipment, and intangibles – During the third quarter of fiscal 2014, we sold our former Pieterlen, Switzerland manufacturing facility in conjunction with our 2010 restructuring plan. Total proceeds and net loss on the sale were $4.7 million and $0.7 million, respectively.

•
Purchases of investments– During the third quarter of fiscal 2015, we invested $4.7 million in common stock of Servizi Italia, S.p.A., a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers.

•
Investments in businesses, net of cash acquired – During the first nine months of fiscal 2015, we used $173.6 million of cash for the acquisition of IMS and related real estate. We also used $3.3 million of cash for the acquisition of the assets of AGAPE. For more information on acquisitions refer to note 18 to our consolidated financial statements titled, "Business Acquisitions". During the first quarter of fiscal 2015, we also paid a working capital settlement of $0.8 million and deferred consideration of $5.0 million for the fiscal 2014 acquisition of Eschmann Holdings Ltd. For more information on this acquisition refer to our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014. During the third quarter of fiscal 2014, we used $5.8 million in cash for the acquisition of Florida Surgical Repair, Inc. We also used $3.2 million in cash for a deferred purchase price payment related to a fiscal 2012 acquisition.
Net Cash Provided By (Used In) Financing Activities – The net cash provided by financing activities amounted to $78.1 million for the first nine months of fiscal 2015 compared with net cash used in financing activities of $63.1 million for the first nine months of fiscal 2014. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2015 and fiscal 2014:

•
Payments on long term obligations- During the second quarter of fiscal 2014, we repaid $30.0 million for the senior notes issued in August 2008, which matured in August 2013. During the third quarter of fiscal 2014, we repaid $40.0 million for the senior notes issued in December 2003, which matured in December 2013.

•
Deferred financing fees and debt issuance costs- During the third quarter of fiscal 2015, we paid $7.3 million in financing fees and debt issuance costs related to our Bridge Credit Agreement. For more information on this agreement refer to note 19 to our consolidated financial statements titled, "Proposed Acquisition of Synergy Health plc".

•
 Proceeds under credit facilities, net - At December 31, 2014, we had $270.7 million of debt outstanding under our credit facilities, reflecting net borrowings of $117.2 million. At December 31, 2013, we had $134.7 million of debt outstanding under our revolving credit facility, reflecting net borrowings of $52.5 million.

•
Repurchases of common shares – During the first nine months of fiscal 2015, we obtained 379,695 of our common shares in connection with stock based compensation awards for an aggregate amount of $20.1 million. During the same period in fiscal 2014, we paid for the repurchase of 515,380 of our common shares. We also obtained 43,466 of our common shares during the same period in fiscal 2014, in connection with stock based compensation award programs for an aggregate amount of $23.2 million.

•
Cash dividends paid to common shareholders – During the first nine months of fiscal 2015, we paid total cash dividends of $39.8 million, or $0.67 per outstanding common share. During the first nine months of fiscal 2014, we paid total cash dividends of $36.0 million, or $0.61 per outstanding common share.

•
Stock option and other equity transactions, net – We receive cash for issuing common shares under our various employee stock option programs. During the first nine months of fiscal 2015 and fiscal 2014, we received cash proceeds totaling $19.2 million and $11.9 million, respectively, under these programs.

•
Tax benefit from share-based compensation – During the first nine months of fiscal 2015, we received a total tax benefit from share based compensation of $8.9 million. During the first nine months of fiscal 2014, we received a total tax benefit from share based compensation of $1.9 million. The increase in the first nine months of fiscal 2015 over the same prior year period was primarily due to an increase in both the quantity and value of restricted shares vesting and stock options exercised.

Cash Flow Measures. Free cash flow was $109.3 million in the first nine months of fiscal 2015 compared to $82.1 million in the prior year first nine months (see the subsection above titled "Non-GAAP Financial Measures", for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in free cash flow is primarily due to working capital improvements and lower capital spending in fiscal 2015 over fiscal 2014. Our debt-to-total capital ratio was 36.2% at December 31, 2014 and 32.0% at December 31, 2013.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2014, dated May 29, 2014. Our commercial commitments were approximately $52.3 million at December 31, 2014, reflecting a net increase of $2.8 million in surety bonds and other commercial commitments from March 31, 2014. Our outstanding borrowing under our credit facilities was $270.7 million as of December 31, 2014. There were no letters of credit outstanding under the credit facilities at December 31, 2014.

Cash Requirements. We intend to use our existing cash and cash equivalent balances and cash generated from operations for short-term and long-term capital expenditures and our other liquidity needs. In addition, in light of cash needs relating to our proposed recently announced Synergy acquisition (see note 19 to our consolidated financial statements titled, "Proposed Acquisition of Synergy Health plc") and other cash requirements, it will be necessary to replace our existing bank credit facilities with expanded credit facilities, including increased bank and/or additional private placement debt. Our capital requirements depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, changes in our operating expenses and other factors. To the extent that existing and anticipated sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or the sale of equity securities. We have a short-term Bridge Facility available to us should the referenced acquisition close without or with insufficient permanent financing in place. But regardless of whether the acquisition closes, we may need to obtain expanded permanent credit availability, and there can be no assurance that we will be able to obtain all the additional funds needed on terms favorable to us, or at all.

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

International Operations
International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2015, our revenues were unfavorably impacted by $3.9 million, or 0.8%, and income before taxes was favorably impacted by $3.4 million, or 6.3%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2015, our revenues were unfavorably impacted by $2.2 million, or 0.2%, and income before taxes was favorably impacted by $5.4 million, or 3.8%, as a result of foreign currency movements relative to the U.S. dollar.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 19, 2014, a stockholder derivative lawsuit was filed in the Court of Common Pleas, Cuyahoga County, Ohio, against the members of STERIS’s board of directors and its named executive officers, challenging the “excise tax make-whole payments” approved by STERIS’s board in connection with the proposed Synergy transaction.  STERIS is named as a nominal defendant in the action.  These payments are in respect of an excise tax that will be imposed, by virtue of the transaction, solely on the value of any outstanding stock compensation held by STERIS board members and executive officers, and are intended to place these individuals in the same excise tax-neutral position with respect to their STERIS equity awards after the transaction as before.  The case is captioned St. Lucie County Fire District Firefighters’ Pension Trust Fund v. Rosebrough, Jr., et al., Case No. CV 14 837749.  The complaint generally alleges that STERIS’s board breached their fiduciary duties by approving the excise tax make-whole payments, that the payments constitute corporate waste and that the payments are voidable under Ohio law.  The complaint seeks among other things a declaration that the excise tax make-whole payments are invalid, damages, disgorgement of any excise tax make-whole payments and plaintiffs’ costs and disbursements in the action, including reasonable attorneys’ fees, expert fees, costs and expenses.
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

For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, dated May 29, 2014, and the following risk factors relating to the proposed Synergy transaction (which we also refer to as the “Combination”). Additional Synergy transaction-related risk factors are set forth in the Company’s Proxy Statement relating to the special meeting of shareholders scheduled for March 12, 2015, filed February 9, 2015 (the “Proxy Statement”).
Risks Relating to the Combination

STERIS must obtain required approvals and governmental and regulatory consents to consummate the Combination, which, if delayed, not granted or granted with unacceptable conditions, may delay or jeopardize the completion of the Combination, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the Combination. Consummation of the Combination is also conditioned on the approval by STERIS shareholders, Synergy shareholders and the approval of the High Court of Justice in England and Wales (the “Court”).

The completion of the Combination is conditioned on, among other things, the clearance by antitrust and competition authorities in the United States. The responsible governmental authorities have broad discretion in administering the governing regulations. STERIS can provide no assurance that all required approvals and consents will be obtained. Moreover, as a condition to their approval of the Combination, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the business of New STERIS Limited ("New STERIS") (which, if the Combination is completed, will become the parent company of STERIS and of which current STERIS shareholders will become shareholders, after the closing). These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the completion of the Combination or reduce the anticipated benefits of the Combination. Further, no assurance can be given that the required shareholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If STERIS and Synergy agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the Combination, these requirements, limitations, costs, divestitures or restrictions could adversely affect New STERIS’s ability to integrate Synergy’s operations with STERIS’s operations and/or reduce the anticipated benefits of the Combination. This could have a material adverse effect on New STERIS’s business and results of operations.
The Combination remains subject to other conditions that STERIS cannot control.
The Combination is subject to other conditions, including the approval of the scheme of arrangement proposed to be made under Part 26 of the Companies Act between Synergy and the Synergy shareholders (the “Scheme”), with or subject to any modification, addition or condition approved or imposed by the Synergy shareholders, the sanction of the Scheme by the Court, the adoption of a proposed merger agreement by the affirmative vote of the holders of a majority of the outstanding STERIS shares, the Scheme becoming effective by April 13, 2015 (or such later date (if any) as may be agreed by STERIS and Synergy and (if required) the consent of the U.K. Panel on Takeovers and Mergers (the “Takeover Panel”) and the Court), the

Registration Statement on Form S-4 not having been the subject of any stop order suspending its effectiveness and no proceedings seeking any such stop order having been initiated or threatened by the SEC, and the NYSE having authorized the listing of the New STERIS ordinary shares upon official notice of issuance and not having withdrawn such authorization. Additional conditions are set out in Appendix 2 to the Rule 2.7 Announcement entitled “Conditions to and Certain Further Terms of the Combination,” which is attached as Annex B to the Proxy Statement. No assurance can be given that all of the conditions to the Combination will be satisfied, or if they are, as to the timing of such satisfaction. If the conditions to the Combination are not satisfied, then the Combination may not be consummated.
While the Combination is pending, STERIS will be subject to business uncertainties that could adversely affect its business.
Uncertainty about the effect of the Combination on employees, Customers and suppliers may have an adverse effect on STERIS and, consequently, on New STERIS. These uncertainties may impair STERIS’s ability to attract, retain and motivate key personnel until the Combination is consummated and for a period of time thereafter, and could cause Customers, suppliers and others who deal with STERIS to seek to change existing business relationships with STERIS. Employee retention may be particularly challenging during the pendency of the Combination because employees may experience uncertainty about their future roles with New STERIS. If, despite STERIS’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with New STERIS, New STERIS’s business could be harmed.
In certain circumstances STERIS may not be able to invoke the transaction conditions and terminate the Combination, which could reduce the value of New STERIS shares.
The Takeover Code provides that certain conditions may only be invoked where the circumstances underlying the failure of the condition are of material significance to STERIS in the context of the Combination. Therefore, with the exceptions of certain antitrust conditions as described in the section of this proxy statement/prospectus entitled “Regulatory Approvals” and certain conditions relating to (i) the approval of the Scheme by Synergy shareholders and the Court, (ii) the approval of the Merger Agreement by STERIS shareholders and (iii) the listing of New STERIS ordinary shares on the NYSE, STERIS may be required to obtain agreement of the Takeover Panel that the circumstances giving rise to the right to invoke the condition were of material significance to STERIS in the context of the Combination before STERIS would be permitted to rely on that condition.
If a material adverse change affecting Synergy occurs and the Takeover Panel does not allow STERIS to invoke a condition to cause the Combination not to proceed, the market price of STERIS shares may decline or STERIS’s business or STERIS’s financial condition may be materially adversely affected. As a result, the value of the New STERIS ordinary shares received by STERIS shareholders may be reduced and/or the business or financial condition of New STERIS may be adversely affected.
The Takeover Code may limit STERIS’s ability to cause Synergy to consummate the transaction and may otherwise limit the relief STERIS may obtain in the event Synergy’s board withdraws its support of the Scheme.
The Takeover Code limits the contractual commitments that may be obtained from Synergy to take actions in furtherance of the Combination, and the Synergy Board may, if its fiduciary and other directors’ duties so require, withdraw its recommendation in support for the Scheme, and withdraw the Scheme itself, at any time before the Court hearing to approve the reduction of Synergy’s share capital provided for as part of the Scheme. The Takeover Code does not permit Synergy to pay any break fee if it does so, nor can it be subject to any restrictions on soliciting or negotiating other offers or transactions involving Synergy other than the restrictions against undertaking actions or entering into agreements which are similar to or have a similar effect to “poison pills” and which might frustrate STERIS’s offer for Synergy.
STERIS shareholders will have a reduced ownership and voting interest after the Combination and may exercise less influence over management in New STERIS than they currently have in STERIS.
Upon the completion of the Combination, a STERIS shareholder will hold a percentage ownership of New STERIS that is smaller than such shareholder’s current percentage ownership of STERIS as it exists today. It is currently expected that the former shareholders of STERIS as a group will receive shares in the Combination constituting approximately 70% of the outstanding New STERIS ordinary shares immediately after the consummation of the Combination. Because of this, current STERIS shareholders may have less influence on the management and policies of New STERIS than they currently have on the management and policies of STERIS.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 2015, we obtained 242,512 of our common shares in connection with stock based compensation award programs. We did not repurchase any of our shares during the third quarter of fiscal 2015. When we do make repurchases, they are made pursuant to a single repurchase program which was approved by our Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of December 31, 2014, $86.9 million in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the third quarter of fiscal 2015 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (dollars in thousands)
October 1-31	—		$—		—	$86,939
November 1-30	—		—		—	86,939
December 1-31	—		—		—	86,939
Total	—	(1)	$—	(1)	—	$86,939

(1)
Does not include 10 shares purchased during the quarter at an average price of $61.52 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

2.1	Rule 2.7 Announcement, dated as of October 13, 2014 (filed as Exhibit 2.1 to Form 8-K filed October 14, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

2.2
Agreement and Plan of Merger, dated as of October 13, 2014, by and among STERIS Corporation, Solar New Holdco Limited, Solar U.S. Holding Co., Solar US Parent Co., and Solar US Merger Sub Inc. (filed as Exhibit 2.2 to Form 8-K filed October 14, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

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

10.1
364-Day Bridge Credit Agreement, dated as of October 13, 2014, among Solar US Parent Co., as Borrower, STERIS Corporation, as Guarantor, Bank of America, N.A. as Administrative Agent and lender and the other lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed October 14, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

10.2
Amendment No. 2, dated as of October 7, 2014, to the Third Amended and Restated Credit Agreement, dated as of April 13, 2012, by and among STERIS Corporation, the lenders from time to time party thereto and KeyBank National Association, as administrative agent (filed as Exhibit 10.2 to Form 8-K filed October 14, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

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

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President, Chief Financial Officer and Treasurer
February 9, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Rule 2.7 Announcement, dated as of October 13, 2014 (filed as Exhibit 2.1 to Form 8-K filed October 14, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

2.2
Agreement and Plan of Merger, dated as of October 13, 2014, by and among STERIS Corporation, Solar New Holdco Limited, Solar U.S. Holding Co., Solar US Parent Co., and Solar US Merger Sub Inc. (filed as Exhibit 2.2 to Form 8-K filed October 14, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

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

10.1
364-Day Bridge Credit Agreement, dated as of October 13, 2014, among Solar US Parent Co., as Borrower, STERIS Corporation, as Guarantor, Bank of America, N.A. as Administrative Agent and lender and the other lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed October 14, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

10.2
Amendment No. 2, dated as of October 7, 2014, to the Third Amended and Restated Credit Agreement, dated as of April 13, 2012, by and among STERIS Corporation, the lenders from time to time party thereto and KeyBank National Association, as administrative agent (filed as Exhibit 10.2 to Form 8-K filed October 14, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

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