Form 10-Q
period 2015-06-30
STERIS CORP
filed 2015-08-07
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of July 31, 2015: 59,838,460

STERIS Corporation and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$196,193	$167,689
Accounts receivable (net of allowances of $9,941 and $9,415, respectively)	291,392	325,289
Inventories, net	183,753	160,818
Deferred income taxes, net	31,650	31,629
Prepaid expenses and other current assets	34,755	35,007
Total current assets	737,743	720,432
Property, plant, and equipment, net	503,085	493,053
Goodwill and intangibles, net	921,000	860,645
Other assets	19,606	23,161
Total assets	$2,181,434	$2,097,291
Liabilities and equity
Current liabilities:
Accounts payable	$96,754	$99,340
Accrued income taxes	6,637	7,154
Accrued payroll and other related liabilities	55,575	74,805
Accrued expenses and other	105,497	102,032
Total current liabilities	264,463	283,331
Long-term indebtedness	686,166	621,075
Deferred income taxes, net	77,739	71,905
Other liabilities	53,465	47,334
Total liabilities	$1,081,833	$1,023,645
Commitments and contingencies (see note 9)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,835 and 59,675 shares outstanding, respectively	267,913	264,853
Common shares held in treasury, 10,205 and 10,364 shares, respectively	(320,798)	(320,343)
Retained earnings	1,204,324	1,193,791
Accumulated other comprehensive income	(53,872)	(66,669)
Total shareholders’ equity	1,097,567	1,071,632
Noncontrolling interest	2,034	2,014
Total equity	1,099,601	1,073,646
Total liabilities and equity	$2,181,434	$2,097,291
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Revenues:
Product	$232,307	$230,440
Service	207,595	182,203
Total revenues	439,902	412,643
Cost of revenues:
Product	129,856	129,975
Service	125,956	112,575
Total cost of revenues	255,812	242,550
Gross profit	184,090	170,093
Operating expenses:
Selling, general, and administrative	126,835	113,688
Research and development	13,765	12,409
Restructuring expenses	(726)	(172)
Total operating expenses	139,874	125,925
Income from operations	44,216	44,168
Non-operating expenses, net:
Interest expense	6,120	4,682
Interest income and miscellaneous expense	(462)	(220)
Total non-operating expenses, net	5,658	4,462
Income before income tax expense	38,558	39,706
Income tax expense	14,267	15,169
Net income	$24,291	$24,537
Net income per common share
Basic	$0.41	$0.41
Diluted	$0.40	$0.41
Cash dividends declared per common share outstanding	$0.23	$0.21

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Net income	$24,291	$24,537
Unrealized gain (loss) on available for sale securities, (net of taxes of ($226), and $0, respectively)	(848)	103
Amortization of pension and postretirement benefit plans costs, (net of taxes of $95 and $137, respectively)	(153)	(222)
Change in cumulative foreign currency translation adjustment	13,798	4,671
Total other comprehensive loss	12,797	4,552
Comprehensive income	$37,088	$29,089

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2014
Operating activities:
Net income	$24,291	$24,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	22,353	20,405
Deferred income taxes	5,629	(167)
Share-based compensation expense	3,145	2,835
Loss on the disposal of property, plant, equipment, and intangibles, net	3	233
Excess tax benefit from share-based compensation	(3,910)	(3,835)
Other items	(19,838)	(1,366)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	38,869	46,681
Inventories, net	(18,174)	(15,426)
Other current assets	463	(1,139)
Accounts payable	(5,696)	(18,877)
Accruals and other, net	(5,982)	(7,528)
Net cash provided by operating activities	41,153	46,353
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(23,518)	(23,331)
Proceeds from the sale of property, plant, equipment, and intangibles	28	71
Acquisition of business, net of cash acquired	(44,310)	(179,012)
Net cash used in investing activities	(67,800)	(202,272)
Financing activities:
(Payments) proceeds under credit facilities, net	(283,250)	165,260
Proceeds from issuance of long-term obligations	350,000	—
Deferred financing fees and debt issuance costs	(1,978)	—
Repurchases of common shares	(9,573)	(5,319)
Cash dividends paid to common shareholders	(13,758)	(12,459)
Stock option and other equity transactions, net	4,881	7,150
Excess tax benefit from share-based compensation	3,910	3,835
Net cash provided by financing activities	50,232	158,467
Effect of exchange rate changes on cash and cash equivalents	4,919	2,586
Increase in cash and cash equivalents	28,504	5,134
Cash and cash equivalents at beginning of period	167,689	152,802
Cash and cash equivalents at end of period	$196,193	$157,936

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2015 and 2014
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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015. The Consolidated Balance Sheet at March 31, 2015 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2015 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2016.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

Recently Issued Accounting Standards Impacting the Company

Recently issued accounting standards impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have recently been adopted
ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs"	April 2015
The update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. This update is effective for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented, early adoption is permitted.
			First Quarter Fiscal 2016	This update did not have a material impact on our consolidated financial position, results of operations or cash flows.
Standards that have not yet adopted
ASU 2014-09, "Revenue from Contracts with Customers"	May 2014
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard update is effective for annual periods beginning after December 15, 2017 and interim periods within that period, early adoption is not permitted before the original public entity effective date of December 15, 2016.
			N/A	We are currently in the process of evaluating the impact that the standard will have on our consolidated financial position, results of operations and cash flows.

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2015.

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
Since the inception of the Restructuring Plan we have incurred pre-tax expenses totaling $19,023 related to these actions, of which $10,970 was recorded as restructuring expenses and $8,053 was recorded in cost of revenues, with restructuring expenses of $16,927, $796, and $1,300 related to the Healthcare, Life Sciences and Isomedix segments, respectively.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

The following table summarizes our total pre-tax restructuring expenses for the first quarters of fiscal 2016 and fiscal 2015:

Three Months Ended June 30, 2015	Fiscal 2014 Restructuring Plan (1)
Severance and other compensation related costs	$(806)
Lease termination obligation and other	80
Product rationalization	277
Total restructuring expenses	$(449)
(1) Includes $277 in expense recorded to cost of revenues on Consolidated Statements of Income.

Three Months Ended June 30, 2014	Fiscal 2014 Restructuring Plan (2)
Severance and other compensation related costs	$(196)
Asset impairment and accelerated depreciation	(38)
Lease termination obligation and other	62
Product rationalization	(114)
Total restructuring expenses	$(286)
(2) Includes ($114) in expense recorded to cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our restructuring liability balances and activity:

	Fiscal 2014 Restructuring Plan
		Fiscal 2016
	March 31, 2015	Provision	Payments (1)	June 30, 2015
Severance and termination benefits	$2,531	$(636)	$(128)	$1,767
Lease termination obligations and other	356	—	(75)	281
Total	$2,887	$(636)	$(203)	$2,048
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

	June 30, 2015	March 31, 2015
Land and land improvements (1)	$37,997	$40,668
Buildings and leasehold improvements	270,038	263,007
Machinery and equipment	381,257	375,555
Information systems	105,502	104,049
Radioisotope	294,135	289,778
Construction in progress (1)	58,772	47,690
Total property, plant, and equipment	1,147,701	1,120,747
Less: accumulated depreciation and depletion	(644,616)	(627,694)
Property, plant, and equipment, net	$503,085	$493,053

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	June 30, 2015	March 31, 2015
Raw materials	$74,284	$67,095
Work in process	25,434	22,696
Finished goods	120,481	107,695
LIFO reserve	(17,972)	(19,071)
Reserve for excess and obsolete inventory	(18,474)	(17,597)
Inventories, net	$183,753	$160,818

5. Debt

Indebtedness was as follows:

	June 30, 2015	March 31, 2015
Private Placement	$686,166	$337,825
Credit Agreement and Swing Line Facility	—	283,250
Total long term debt	$686,166	$621,075

On May 15, 2015, we issued $350,000 of senior notes, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $350,000 in senior notes, $125,000 have a maturity of 10 years from the issue date at an annual interest rate of 3.45%, $125,000 have a maturity of 12 years from the issue date at an annual interest rate of 3.55% and $100,000 have a maturity of 15 years from the issue date at an annual interest rate of 3.70%. These borrowings were used for repayment of credit facility debt and for other corporate purposes. The agreement governing these notes contains leverage and interest coverage covenants.
As a result of the issuance of the senior notes, under the terms of the Amended Bridge Credit Agreement, the commitments of the lenders under the Amended Bridge Credit Agreement were further reduced by $297,450, resulting in new Amended Bridge Credit Agreement commitments of $232,550 and £340,000. As a result of further amendments to the Company's Amended Bridge Credit Agreement, the U.S. dollar lending commitment was reduced to zero, with the British pounds sterling commitment limits remaining at £340,000.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015.

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2015	March 31, 2015
Accrued payroll and other related liabilities:
Compensation and related items	$22,787	$16,680
Accrued vacation/paid time off	7,007	5,539
Accrued bonuses	6,764	30,159
Accrued employee commissions	9,016	12,842
Accrued pension	5,933	6,186
Other postretirement benefit obligations-current portion	2,789	2,789
Other employee benefit plans' obligations-current portion	1,279	610
Total accrued payroll and other related liabilities	$55,575	$74,805
Accrued expenses and other:
Deferred revenues	$35,386	$34,910
Self-insured risk reserves-current portion	7,301	6,897
Accrued dealer commissions	12,183	13,591
Accrued warranty	5,236	5,579
Asset retirement obligation-current portion	—	1,092
Other	45,391	39,963
Total accrued expenses and other	$105,497	$102,032
Other liabilities:
Self-insured risk reserves-long-term portion	$12,052	$12,052
Other postretirement benefit obligations-long-term portion	17,841	18,489
Other employee benefit plans obligations-long-term portion	5,750	6,634
Asset retirement obligation-long-term portion	8,346	6,991
Other	9,476	3,168
Total other liabilities	$53,465	$47,334

7. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended June 30, 2015 and 2014 were 37.0% and 38.2%, respectively. The first quarter of fiscal 2015 was unfavorably impacted by higher pretax losses in jurisdictions for which no tax benefit is recognized.

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

As of March 31, 2015 and June 30, 2015, we had no unrecognized tax benefits and have not recorded any liability for interest and penalties.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local authorities, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

before fiscal 2015 and, with limited exceptions, we are no longer subject to United States state and local or non-United States income tax examinations by tax authorities for years before fiscal 2011. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.
8. Benefit Plans

We provide pension benefits for certain former manufacturing and plant administrative personnel as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition to providing pension benefits to certain employees, we sponsor an unfunded post-retirement welfare benefits plan for two groups of United States employees; including some of the same employees who receive pension benefits. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage. Additional information regarding our defined benefit pension plans and other post-retirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.
In July 2014, the Board of Directors of American Sterilizer Company (“AMSCO”) approved the termination of the American Sterilizer Company Retirement Income Plan (“Plan”) effective October 1, 2014.  An Application for Determination to Terminate the Plan was filed with the Internal Revenue Service (IRS) on August 22, 2014.  A Notice of Intent to Terminate was mailed to the affected parties on July 30, 2014, with a copy furnished to the Pension Benefit Guaranty Corporation (PBGC) on October 31, 2014, at the PBGC’s request, and a Form 500 Standard Termination Notice was filed with the PBGC on November 17, 2014. The 60-day PBGC waiting period lapsed without objection by the PBGC. Plan participants have been advised of the termination. AMSCO and the Plan have received favorable determination from the IRS regarding the termination. The Plan fiduciaries are preparing to solicit for the purchase of one or more annuity contracts from insurers to provide Plan benefits. Once an annuity provider or providers has been selected, Plan assets will be transferred to the provider and any additional sums necessary to purchase the contracts will be contributed.  Once these actions have been completed, payment of Plan benefits and benefit administration will become the responsibility of the annuity provider(s). The assumptions used to measure the benefit obligation as of March 31, 2015 reflect this effort. The unfunded obligation has been classified as a current obligation based upon the assumption that the termination process will be completed during fiscal 2016.
Components of the net periodic benefit cost for our defined benefit pension plan and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plan		Other Postretirement Benefits Plan
Three Months Ended June 30,	2015	2014	2015	2014
Service cost	$16	$35	$—	$—
Interest cost	336	471	148	173
Expected return on plan assets	(605)	(785)	—	—
Amortization of loss	361	277	207	180
Amortization of prior service cost	—	—	(815)	(816)
Net periodic benefit cost (income)	$108	$(2)	$(460)	$(463)

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
For the Three Months Ended June 30, 2015 and 2014
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
On July 8, 2015, the United States District Court for the Northern District of Ohio issued an Order terminating the April 20, 2010 consent decree entered into by two Company employees and the United States. The consent decree related to U.S. Food and Drug Administration (FDA) allegations regarding the Company’s now discontinued SYSTEM 1® liquid chemical sterilization system. As a result of the termination of the consent decree, the Company is no longer subject to any court order related to its FDA regulatory compliance.
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Consent Decree”.
On May 28, 2015, the Federal Trade Commission (“FTC”) brought an administrative complaint against STERIS and Synergy Health plc (“Synergy”), seeking to block the proposed Combination (“Combination”) between STERIS and Synergy. The next day, the FTC filed suit against STERIS and Synergy in the United States District Court for the Northern District of Ohio, seeking to enjoin the Combination until the administrative challenge is adjudicated. Both complaints allege that Synergy is an "actual potential competitor" with STERIS in the market for contracted sterilization services. The FTC contends that, but

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

for the Combination, Synergy would enter the U.S. market with a new sterilization modality and compete against STERIS at some point in the future. As a consequence, the FTC asserts that the Combination will have an anti-competitive effect. STERIS and Synergy deny the FTC’s allegations. An evidentiary hearing in the District Court preliminary-injunction action is set for August 17, 2015, and the administrative hearing is scheduled to begin on October 28, 2015 before an Administrative Law Judge. An adverse decision in either proceeding could lead to further delay or failure to consummate the Combination.
On December 19, 2014, a stockholder derivative lawsuit was filed in the Court of Common Pleas, Cuyahoga County, Ohio, against the members of STERIS’s board of directors and its named executive officers, challenging the “excise tax make-whole payments” approved by STERIS’s board in connection with the proposed Combination with Synergy (see note 18 titled "Business Acquisitions" for further information).  STERIS is named as a nominal defendant in the action.  These payments are in respect of an excise tax that will be imposed, by virtue of the transaction, solely on the value of any outstanding stock compensation held by STERIS board members and executive officers, and are intended to place these individuals in the same excise tax-neutral position with respect to their STERIS equity awards after the transaction as before.  The case is captioned St. Lucie County Fire District Firefighters’ Pension Trust Fund v. Rosebrough, Jr., et al., Case No. CV 14 837749.  The complaint generally alleges that STERIS’s board breached their fiduciary duties by approving the excise tax make-whole payments, that the payments constitute corporate waste and that the payments are voidable under Ohio law.  The complaint seeks among other things a declaration that the excise tax make-whole payments are invalid, damages, disgorgement of any excise tax make-whole payments and plaintiffs’ costs and disbursements in the action, including reasonable attorneys’ fees, expert fees, costs and expenses. For the time being, this action has been stayed pending the outcome of the litigation with the FTC as described above relating to the Combination.
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of the applicable statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates.
Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015.

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
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits.
The accounting policies for reportable segments are the same as those for the consolidated Company. For the three month period ended June 30, 2015, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.
Financial information for each of our segments is presented in the following tables:

	Three Months Ended June 30,
	2015	2014
Revenues:
Healthcare	$329,327	$302,810
Life Sciences	56,772	58,614
Isomedix	53,689	51,193
Total reportable segments	439,788	412,617
Corporate and other	114	26
Total revenues	$439,902	$412,643
Operating income:
Healthcare	$17,675	$17,966
Life Sciences	13,233	11,945
Isomedix	15,250	16,191
Total reportable segments	46,158	46,102
Corporate and other	(1,942)	(1,934)
Total operating income	$44,216	$44,168

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

	Three Months Ended June 30,
	2015	2014
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	59,768	59,169
Dilutive effect of common share equivalents	518	645
Weighted average common shares outstanding and common share equivalents—diluted	60,286	59,814

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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

	Three Months Ended June 30,
	2015	2014
(shares in thousands)
Number of common share options	52	345

12. Repurchases of Common Shares

During the first quarter of fiscal 2016, we obtained 144,848 of our common shares in connection with share-based compensation award programs. At June 30, 2015, $86,939 of STERIS common shares remained authorized for repurchase pursuant to the Board approved repurchase authorization (the March 2008 Board Authorization). Also, 10,204,998 common shares were held in treasury at June 30, 2015.

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, and stock appreciation rights. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or may expire earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or may vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of June 30, 2015, 2,497,052 shares remained available for grant under the long-term incentive plan.

The fair value of stock option awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

The following weighted-average assumptions were used for options granted during the first three months of fiscal 2016 and fiscal 2015:

	Fiscal 2016	Fiscal 2015
Risk-free interest rate	1.46%	1.87%
Expected life of options	5.6 years	5.6 years
Expected dividend yield of stock	1.40%	1.88%
Expected volatility of stock	24.74%	29.88%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 1.55% and 1.46% was applied in fiscal 2016 and 2015, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2015	1,759,890	$37.03
Granted	136,404	66.15
Exercised	(155,248)	31.39
Forfeited	(1,020)	47.42
Canceled	(500)	24.45
Outstanding at June 30, 2015	1,739,526	$39.81	6.4 years	$43,071
Exercisable at June 30, 2015	1,147,226	$33.30	5.1 years	$35,723

We estimate that 580,916 of the non-vested stock options outstanding at June 30, 2015 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $64.44 closing price of our common shares on June 30, 2015 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first three months of fiscal 2016 and fiscal 2015 was $5,582 and $6,154, respectively. Net cash proceeds from the exercise of stock options were $4,881 and $7,150 for the first three months of fiscal 2016 and fiscal 2015, respectively. The tax benefit from share-based compensation was $3,910 and $3,835 for the first three months of fiscal 2016 and fiscal 2015, respectively.

The weighted average grant date fair value of stock option grants was $14.11 and $13.34 for the first three months of fiscal 2016 and fiscal 2015, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of June 30, 2015 and 2014 was $1,966 and $1,611, respectively. The fair value of outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2015	851,173	32,800	$42.98
Granted	146,144	9,160	66.24
Vested	(193,986)	(2,862)	38.02
Canceled	(2,930)	—	43.69
Non-vested at June 30, 2015	800,401	39,098	$48.45

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first three months of fiscal 2016 was $7,344.

Restricted share units carry generally the same terms and vesting requirements as restricted stock except that they may be settled in stock or cash upon vesting. Those that are settled in cash are classified as liabilities. All outstanding cash-settled restricted share units vested in the first quarter of fiscal 2016. The fair value of outstanding cash-settled restricted share units as of March 31, 2015 was $334. The fair value of cash-settled restricted share units are revalued at each reporting date and the related liability and expense are adjusted accordingly.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

As of June 30, 2015, there was a total of $34,181 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.45 years.

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

Changes in our warranty liability during the first three months of fiscal 2016 were as follows:

Balance, March 31, 2015	$5,579
Warranties issued during the period	2,243
Settlements made during the period	(2,586)
Balance, June 30, 2015	$5,236

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $30,823 and $30,720 as of June 30, 2015 and March 31, 2015, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenue is excluded from the table presented above.

15. Forward and Swap Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2015, we held foreign currency forward contracts to buy 60.0 million Mexican pesos, 3.0 million British pounds sterling and 9.0 million Canadian dollars. At June 30, 2015 we held commodity swap contracts to buy 453,000 pounds of nickel, which included contracts for 45,300 pounds that had matured but not settled.

	Asset Derivatives		Liability Derivatives
Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Location	June 30, 2015	March 31, 2015	June 30, 2015	March 31, 2015
Prepaid & Other	$29	$12	$—	$—
Accrued expenses and other	$—	$—	$648	$616

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2015	2014
Foreign currency forward contracts	Selling, general and administrative	$432	$279
Commodity swap contracts	Cost of revenues	$(45)	$661

16. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at June 30, 2015 and March 31, 2015:

			Fair Value Measurements at June 30, 2015 and March 31, 2015 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	June 30	March 31	June 30	March 31	June 30	March 31	June 30	March 31
Assets:
Cash and cash equivalents (1)	$196,193	$167,689	$175,961	$148,944	$20,232	$18,745	$—	$—
Forward and swap contracts (2)	29	12	—	—	29	12	—	—
Investments (3)	7,361	8,332	7,361	8,332	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$648	$616	$—	$—	$648	$616	$—	$—
Deferred compensation plans (3)	3,480	3,757	3,480	3,757	—	—	—	—
Long term debt (4)	686,166	621,075	—	—	685,465	641,131	—	—
Contingent consideration obligations (5)	7,435	2,500	—	—	—	—	7,435	2,500

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
(4) We estimate the fair value of our principal amount of long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2015 are summarized as follows:

Contingent Consideration
Balance at March 31, 2015	$2,500
Additions	5,013
Payments	(122)
Foreign currency translation adjustments (1)	44
Balance at June 30, 2015	$7,435
(1) Reported in other comprehensive income (loss).

Information regarding our investments is as follows:

			Investments at June 30, 2015 and March 31, 2015
	Cost		Unrealized Gains		Unrealized Losses (2)		Fair Value

	June 30	March 31	June 30	March 31	June 30	March 31	June 30	March 31
Available-for-sale securities:
Marketable equity securities (1)	$4,681	$4,681	$—	$—	$(690)	$—	$3,991	$4,681
Mutual funds	2,487	2,677	883	974	—	—	3,370	3,651
Total available-for-sale securities	$7,168	$7,358	$883	$974	$(690)	$—	$7,361	$8,332
(1) Our marketable equity securities have been in a unrealized loss position for less than 12 months.
(2) Amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

17. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2015 were as follows:

	Gain (Loss) on Available for Sale Securities (1)	Defined Benefit Plans (2)	Foreign Currency Translation	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2015	$1,068	$(8,889)	$(58,848)	$(66,669)
Other Comprehensive Income (Loss) before reclassifications	(930)	199	13,798	13,067
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	82	(352)	—	(270)
Net current-period Other Comprehensive Income (Loss)	(848)	(153)	13,798	12,797
Balance at June 30, 2015	$220	$(9,042)	$(45,050)	$(53,872)

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

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

18. Business Acquisitions

Proposed Combination with Synergy Health plc
On October 13, 2014, we announced that we were commencing a "recommended offer" under U.K. law to acquire all outstanding shares of Synergy in a cash and stock transaction valued at £19.50 ($31.35) per Synergy share, or a total of approximately $1.9 billion based on STERIS’s closing stock price of $56.38 per share on October 10, 2014, through a newly formed U.K. entity that also would indirectly acquire all of the outstanding stock of STERIS (the "Combination"). Based on STERIS’s closing stock price of $67.00 and exchange rates as of February 3, 2015, the total value of the cash and stock transaction is approximately $2.1 billion or £23.42 ($35.52) per Synergy share. The Combination is subject to certain customary closing conditions, including approvals by STERIS and Synergy shareholders as well as regulatory approvals by the FTC. The FTC has brought administrative actions against STERIS and Synergy seeking to block the Combination and filed suit in the United States District Court for the Northern District of Ohio seeking to enjoin the Combination (see note 9 titled, "Commitments and Contingencies" for further information).
Total costs of approximately $9,384 before tax, were incurred during the first three months of fiscal year 2016 related to the Combination and are reported in selling, general and administrative expense.
Fiscal 2016 Acquisitions
On June 12, 2015 we acquired the capital stock of Black Diamond Video, Inc. ( "Black Diamond"), a California-based developer and provider of operating room integration systems. The purchase price was approximately $51,096, which includes deferred consideration of $6,000, to be paid approximately twelve months after the closing date, and contingent consideration of $5,000, and is subject to a working capital adjustment. The transaction consideration paid at closing was funded with cash on hand. Black Diamond is being integrated into our Healthcare business segment. The allocation of premium to intangibles and goodwill is preliminary and will be finalized after the valuation reports are completed.
We also completed three other minor purchases that continued to expand our offerings in the Healthcare and Life Sciences segments. The total purchase price associated with these transactions was approximately $5,562, including potential contingent consideration of $1,760.
The Consolidated Financial Statements include the operating results of the 2016 acquisitions from the acquisition dates. Pro-forma results of operations for the fiscal 2015 periods have not been presented because the effects of the acquisition were not material to our financial results. We recorded an insignificant amount of acquisition related costs for each fiscal 2016 acquisition which are reported in selling, general and administrative expense.
The table below summarizes the preliminary allocation of the purchase price to the net assets acquired based on fair values at the acquisition date.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

	Black Diamond (1)	Other Acquisitions (1)
Accounts receivable	$2,950	$439
Inventory	3,304	109
Property, plant and equipment	607	62
Other assets	43	—
Intangible assets	15,035	1,678
Goodwill	33,553	3,414
Total assets acquired	55,492	5,702

Accounts payable	(2,513)	(139)
Current liabilities	(1,883)	(1)
Total liabilities assumed	(4,396)	(140)

Net assets acquired	$51,096	$5,562
(1) Purchase price allocation is still preliminary as of June 30, 2015, as valuations have not been finalized.

19. Subsequent Events

On July 31, 2015 we acquired all of the outstanding shares of General Econopak, Inc. (“Econopak”) for a purchase price of $175,000 in cash, subject to a customary working capital adjustment. Econopak is a Pennsylvania-based manufacturer of product solutions in the areas of sterility maintenance, barrier protection, and sterile cleanroom products for pharmaceutical, biotechnology and veterinary Customers. Econopak will be integrated into our Life Sciences business segment. The purchase price was financed through a combination of credit facility borrowings and cash on hand. We anticipate that the acquisition will qualify for joint election tax benefit under Section 338 (h)(10) of the Internal Revenue Code.
These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2015 and 2014
(dollars in thousands)

20. U.K. Takeover Code Directors’ Confirmation
Under Rule 28.1 of the U.K.’s City Code on Takeovers and Mergers (the “Takeover Code”) which applies in light of our proposed acquisition of Synergy Health, our directors must provide a so-called “directors’ confirmation” in respect of our Consolidated Net Income for the three months ended June 30, 2015 reported in this Quarterly Report on Form 10-Q (the “Net Income Statement”) since it constitutes an unaudited profit estimate for the purposes of the Takeover Code. Accordingly, our directors confirm that:
(i)        the Consolidated Statement of Income for the three months ended June 30, 2015, has been properly compiled on the basis of the assumptions contained or referred to in this Quarterly Report; and
(ii)       the basis of accounting used for the purposes of preparing the Consolidated Statement of Income for the three months ended June 30, 2015, is consistent with our accounting policies.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and Subsidiaries (“STERIS”) as of June 30, 2015, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended June 30, 2015 and 2014. These financial statements are the responsibility of STERIS management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS Corporation and Subsidiaries as of March 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated May 27, 2015. In our opinion, the accompanying consolidated balance sheet of STERIS Corporation and Subsidiaries as of March 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
August 7, 2015

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2016 and fiscal 2015. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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
On October 13, 2014, we announced that we were commencing a "recommended offer" under U.K. law to acquire all outstanding shares of Synergy Health plc (“Synergy”) in a cash and stock transaction valued at £19.50 ($31.35) per Synergy share, or a total of approximately $1.9 billion based on STERIS’s closing stock price of $56.38 per share on October 10, 2014, through a newly formed U.K. entity that also would indirectly acquire all of the outstanding stock of STERIS (the "Combination"). Based on STERIS’s closing stock price of $67.00 and exchange rates as of February 3, 2015, the total value of the cash and stock transaction is approximately $2.1 billion or £23.42 ($35.52) per Synergy share. The Combination is subject to certain customary closing conditions, including approvals by STERIS and Synergy shareholders as well as regulatory approvals by the U.S. Federal Trade Commission ("FTC"). On May 28, 2015, the FTC brought an administrative complaint against STERIS and Synergy seeking to block the proposed Combination. The next day, the FTC filed suit against STERIS and Synergy in the United States District Court for the Northern District of Ohio, seeking to enjoin the Combination until the administrative challenge is adjudicated. In both complaints the FTC asserts that the Combination will have an anti-competitive effect. STERIS and Synergy deny the FTC’s allegations. An evidentiary hearing in the District Court preliminary-injunction action is set for August 17, 2015, and the administrative hearing is scheduled to begin on October 28, 2015 before an Administrative Law Judge.
We also are pursuing a strategy of expanding into adjacent markets with acquisitions in the Healthcare and Life Sciences segments. On June 12, 2015 we acquired the capital stock of Black Diamond Video, Inc. ("Black Diamond"), a California-based developer and provider of operating room integration systems. We also completed three other minor purchases that continued to expand our offerings in the Healthcare and Life Sciences segments.
Fiscal 2016 first quarter revenues were $439.9 million, representing an increase of 6.6% over the prior year, reflecting growth within the Healthcare and Isomedix business segments. Our gross margin percentage for the fiscal 2016 first quarter was 41.8% compared to 41.2% in the same fiscal 2015 period. Our gross margin percentage was impacted by the positive impact of foreign currency and increased volume which was somewhat offset by the negative impact of unfavorable product mix and inflation.
Fiscal 2016 first quarter operating income was essentially flat at $44.2 million.

Cash flows from operations were $41.2 million and free cash flow was $17.7 million in the first three months of fiscal 2016 compared to $46.4 million and $23.1 million in the prior year first three months, respectively (see the subsection below titled "Non-GAAP Financial Measures", for additional information and related reconciliation of cash flows from operations to free cash flow). The decreases in cash flow from operations and free cash flow are primarily due to expenses incurred as part of our proposed Combination with Synergy and an increased payout level in regards to our annual compensation program paid in fiscal 2016 over fiscal 2015.
Our debt-to-total capital ratio was 38.5% at June 30, 2015 and 36.7% at March 31, 2015. During the first three months of fiscal 2016, we declared and paid quarterly cash dividends of $0.23 per common share.
Additional information regarding our fiscal 2016 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2016, our revenues were unfavorably impacted by $7.2 million, or 1.6%, and income before taxes was favorably impacted by $4.8 million, or 14.3%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase common shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(dollars in thousands)	2015	2014
Net cash provided by operating activities	$41,153	$46,353
Purchases of property, plant, equipment and intangibles, net	(23,518)	(23,331)
Proceeds from the sale of property, plant, equipment and intangibles	28	71
Free cash flow	$17,663	$23,093

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2016 compared with the same fiscal 2015 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three months ended June 30, 2015 to the revenues for the three months ended June 30, 2014:

	Three Months Ended June 30,
(dollars in thousands)	2015	2014	Change	Percent Change

Total revenues	$439,902	$412,643	$27,259	6.6%

Revenues by type:
Capital equipment revenues	118,220	120,395	(2,175)	(1.8)%
Consumable revenues	114,087	110,045	4,042	3.7%
Service revenues	207,595	182,203	25,392	13.9%

Revenues by geography:
United States revenues	360,469	317,351	43,118	13.6%
International revenues	79,433	95,292	(15,859)	(16.6)%

Revenues increased $27.3 million, or 6.6%, to $439.9 million for the quarter ended June 30, 2015, as compared to $412.6 million for the same prior year quarter. Capital equipment revenues decreased $2.2 million in the first quarter of fiscal 2016, as compared to the first quarter of fiscal 2015. This decrease was driven primarily by lower volumes within the Europe, Middle East and Africa ("EMEA"), Asia Pacific and Latin America regions, which was partially offset by growth within the North America region. Consumable revenues increased $4.0 million for the quarter ended June 30, 2015, as compared to the prior year quarter, driven largely by growth within the North America, Asia Pacific and Latin America regions. Service revenues increased $25.4 million in the first quarter of fiscal 2016 primarily driven by an increase within the North America region and increases in other service offerings.

United States revenues increased $43.1 million, or 13.6%, to $360.5 million for the quarter ended June 30, 2015, as compared to $317.4 million for the same prior year quarter. This increase reflects year over year growth of 15.7%, 5.1% and 17.1% in capital equipment, consumable and service revenues, respectively.

International revenues decreased $15.9 million, or 16.6%, to $79.4 million for the quarter ended June 30, 2015, as compared to $95.3 million for the same prior year quarter. The decrease is primarily attributable to a year over year decrease of 23.4% within the EMEA region.

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2015 to the three months ended June 30, 2014:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Gross profit:
Product	$102,451	$100,465	$1,986	2.0%
Service	81,639	69,628	12,011	17.3%
Total gross profit	$184,090	$170,093	$13,997	8.2%
Gross profit percentage:
Product	44.1%	43.6%
Service	39.3%	38.2%
Total gross profit percentage	41.8%	41.2%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the first quarter of fiscal 2016 amounted to 41.8% as compared to the first quarter of fiscal 2015 gross profit percentage of 41.2%. Our gross profit percentage increased 60 basis points in fiscal 2016 over fiscal 2015. Our gross profit percentage was impacted by the positive impact of foreign currency (110 basis points) and increased volume (10 basis points), which was offset somewhat by the negative impact of inflation (40 basis points) and unfavorable mix/other (20 basis points).

Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2015 to the three months ended June 30, 2014:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Operating expenses:
Selling, general, and administrative	$126,835	$113,688	$13,147	11.6%
Research and development	13,765	12,409	1,356	10.9%
Restructuring expenses	(726)	(172)	(554)	NM
Total operating expenses	$139,874	$125,925	$13,949	11.1%
NM - Not meaningful.

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. The increase of 11.6% in the first quarter of fiscal 2016 over the first quarter of fiscal 2015 is largely attributable to expenses of approximately $9.4 million incurred as part of our proposed Combination with Synergy and additional operating expenses of our recently acquired businesses.

For the three month period ended June 30, 2015, research and development expenses increased 10.9% over the same period in the prior year. The increase in fiscal 2016 was primarily attributable to additional spending in connection with the development of surgical related products and accessories. Research and development expenses also are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2016, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

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
Since the inception of the Restructuring Plan we have incurred pre-tax expenses totaling $19.0 million related to these actions, of which $11.0 million was recorded as restructuring expenses and $8.1 million was recorded in cost of revenues, with restructuring expenses of $16.9 million, $0.8 million, and $1.3 million related to the Healthcare, Life Sciences and Isomedix segments, respectively.
The following table summarizes our total pre-tax restructuring expenses for the first quarter of fiscal 2016:

Three Months Ended June 30, 2015 (dollars in thousands)	Fiscal 2014 Restructuring Plan (1)
Severance and other compensation related costs	$(806)
Lease termination obligation and other	80
Product rationalization	277
Total restructuring expenses	$(449)
(1) Includes $277 in expense recorded of cost of revenues on Consolidated Statements of Income.

The following table summarizes our total pre-tax restructuring expenses for the first quarter of fiscal 2015:

Three Months Ended June 30, 2014 (dollars in thousands)	Fiscal 2014 Restructuring Plan (2)
Severance and other compensation related costs	$(196)
Asset impairment and accelerated depreciation	(38)
Lease termination obligation and other	62
Product rationalization	(114)
Total restructuring expenses	$(286)
(2) Includes ($114) in expense recorded of cost of revenues on Consolidated Statements of Income.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(dollars in thousands)	2015	2014	Change
Non-operating expenses, net:
Interest expense	$6,120	$4,682	$1,438
Interest income and miscellaneous expense	(462)	(220)	(242)
Non-operating expenses, net	$5,658	$4,462	$1,196

Interest expense during the fiscal 2016 period increased due to higher interest costs from our May 2015 issuance of senior notes in a private placement. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended June 30, 2015 to the three months ended June 30, 2014:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Income tax expense	$14,267	$15,169	$(902)	(5.9)%
Effective income tax rate	37.0%	38.2%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three month period ended June 30, 2015 was 37.0% compared with 38.2% for the same prior year period. The first quarter of fiscal 2015 was unfavorably impacted by higher pretax losses in jurisdictions for which no tax benefit is recognized.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015, provides additional information regarding each business segment. The following table compares business segment revenues for the three months ended June 30, 2015 and 2014:

(dollars in thousands)	Three Months Ended June 30,		Change	Percent Change
	2015	2014
Revenues:
Healthcare	$329,327	$302,810	$26,517	8.8%
Life Sciences	56,772	58,614	(1,842)	(3.1)%
Isomedix	53,689	51,193	2,496	4.9%
Total reportable segments	439,788	412,617	27,171	6.6%
Corporate and other	114	26	88	338.5%
Total Revenues	$439,902	$412,643	$27,259	6.6%

Healthcare revenues increased $26.5 million, or 8.8%, to $329.3 million for the quarter ended June 30, 2015, as compared to $302.8 million for the same prior year quarter. This growth reflects increases of 1.4%, 3.1% and 19.9%, in capital equipment, consumable and service revenues, respectively. These increases are primarily attributable to the addition of capital equipment and service revenues from our recent acquisitions, as well as growth within our core capital equipment, consumable and service revenues. At June 30, 2015, the Healthcare segment’s backlog amounted to $119.8 million, decreasing $5.2 million, or 4.2%, compared to the backlog of $125.0 million at June 30, 2014.

Life Sciences revenues decreased $1.8 million, or 3.1%, to $56.8 million for the quarter ended June 30, 2015, as compared to $58.6 million for the same prior year quarter. The growth of 6.1% in consumable revenues and 2.5% in service revenues was more than offset by a 20.0% decline in capital equipment revenues, which was primarily due to the timing of shipments. At June 30, 2015, the Life Sciences segment’s backlog amounted to $48.6 million, increasing $2.6 million, or 5.6%, compared to the backlog of $46.0 million at June 30, 2014.

Isomedix segment revenues increased $2.5 million, or 4.9%, to $53.7 million for the quarter ended June 30, 2015, as compared to $51.2 million for the same prior year quarter. Revenues were favorably impacted by increased volume from our core medical device Customers.

The following table compares our business segment operating results for the three months ended June 30, 2015 to the three months ended June 30, 2014:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Operating income:
Healthcare	$17,675	$17,966	$(291)	(1.6)%
Life Sciences	13,233	11,945	1,288	10.8%
Isomedix	15,250	16,191	(941)	(5.8)%
Total reportable segments	46,158	46,102	56	0.1%
Corporate and other	(1,942)	(1,934)	(8)	(0.4)%
Total operating income	$44,216	$44,168	$48	0.1%

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

The Healthcare segment’s operating income decreased by $0.3 million to $17.7 million for the first quarter of fiscal 2016, as compared to $18.0 million in the same prior year period. The segment's operating margins were 5.4% and 5.9% for the first quarter of fiscal 2016 and fiscal 2015, respectively. The slight decrease in fiscal 2016 was primarily the result of expenses associated with our proposed Combination with Synergy, which was offset by the positive impact of increased volume and favorable foreign currency exchange rates.

The Life Sciences segment’s operating income increased $1.3 million to $13.2 million for the first quarter of fiscal 2016, as compared to the same prior year period. The segment’s operating margins were 23.3% and 20.4% for the first quarter of fiscal 2016 and fiscal 2015, respectively. The increase was primarily the result of positive foreign currency impact and favorable product mix.

The Isomedix segment’s operating income decreased $0.9 million to $15.3 million for the first quarter of fiscal 2016, as compared to the same prior year period. The segment’s operating margins were 28.4% and 31.6% for the first quarter of fiscal 2016 and fiscal 2015, respectively. The decrease was primarily the result of additional costs incurred for the disposal Cobalt 60, and expenses associated with our proposed Combination with Synergy, which were partially offset by an increase in volume.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(dollars in thousands)	2015	2014
Net cash provided by operating activities	$41,153	$46,353
Net cash used in investing activities	$(67,800)	$(202,272)
Net cash provided by financing activities	$50,232	$158,467
Debt-to-total capital ratio	38.5%	38.3%
Free cash flow	$17,663	$23,093

Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $41.2 million for the first three months of fiscal 2016 as compared with $46.4 million for the first three months of fiscal 2015. This decrease is primarily due to expenses incurred as part of our proposed Combination with Synergy and an increased payout level in regards to our annual compensation program paid in fiscal 2016 over fiscal 2015.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $67.8 million for the first three months of fiscal 2016 compared with $202.3 million for the first three months of fiscal 2015. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2016 and fiscal 2015:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $23.5 million for the first three months of fiscal 2016 as compared to $23.3 million during the same prior year period.

•
Investments in businesses, net of cash acquired– During fiscal 2016, we used $43.9 million for acquisitions. For more information on our fiscal 2016 acquisitions refer to note 18 of our consolidated financial statements titled "Business Acquisitions". We also paid a working capital settlement of $0.4 million for the fiscal 2015 acquisition of Dana Products, Inc. During the first quarter of fiscal 2015, we used $173.2 million of cash for the acquisition of IMS and related real estate. During the first quarter of fiscal 2015, we also paid a working capital settlement of $0.8 million and deferred consideration of $5.0 million for the fiscal 2014 acquisition of Eschmann Holdings Ltd. For more information on our fiscal 2015 and fiscal 2014 acquisitions refer to our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.

Net Cash Provided By Financing Activities – The net cash provided by financing activities amounted to $50.2 million for the first three months of fiscal 2016 compared with net cash provided by financing activities of $158.5 million for the first three months of fiscal 2015. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2016 and fiscal 2015:

•
Proceeds (payments) under credit facilities– At June 30, 2015, we had no debt outstanding under our credit facilities, reflecting net payments of $283.3 million. At June 30, 2014, we had $318.7 million of debt outstanding under our revolving credit facility, reflecting net borrowings of $165.3 million.

•
Proceeds from issuance of long-term obligations- On May 15, 2015, we issued $350.0 million of senior notes in a private placement, which are long-term obligations. For more information on these senior notes refer to note 5 of our consolidated financial statements titled "Debt".

•
Deferred financing fees and debt issuance costs- During the first three months of fiscal 2016, we paid $2.0 million in financing fees and debt issuance costs related to our Credit Agreement and Private Placement Debt.

•
Repurchases of common shares – During the first three months of fiscal 2016, we obtained 144,848 of our common shares in connection with share-based compensation award programs in the aggregate amount of $9.6 million. During the same period in fiscal 2015, we obtained 125,998 of our common shares in connection with stock based compensation award programs in the aggregate amount of $5.3 million.

•
Cash dividends paid to common shareholders – During the first three months of fiscal 2016, we paid total cash dividends of $13.8 million, or $0.23 per outstanding common share. During the first three months of fiscal 2015, we paid total cash dividends of $12.5 million, or $0.21 per outstanding common share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing common shares under our various employee stock option programs. During the first three months of fiscal 2016 and fiscal 2015, we received cash proceeds totaling $4.9 million and $7.2 million, respectively, under these programs.

•
Excess tax benefit from share-based compensation – During the first three months of fiscal 2016, we received a total tax benefit from share-based compensation of $3.9 million. During the first three months of fiscal 2015, we received a total tax benefit from share based compensation of $3.8 million.

Cash Flow Measures. Free cash flow was $17.7 million in the first three months of fiscal 2016 compared to $23.1 million in the prior year first three months (see the subsection above titled "Non-GAAP Financial Measures", for additional information and related reconciliation of cash flows from operations to free cash flow). This decrease is primarily due to expenses incurred in connection with our proposed Combination with Synergy and an increased payout level in regards to our annual compensation program paid in fiscal 2016 over fiscal 2015.
Our debt-to-total capital ratio was 38.5% at June 30, 2015 and 38.3% at June 30, 2014.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015. Our commercial commitments were approximately $41.9 million at June 30, 2015 reflecting a net increase of $1.9 million in surety bonds and other commercial commitments from March 31, 2015. We had no outstanding borrowing under the Credit Agreement as of June 30, 2015. There were no letters of credit outstanding under the Credit Agreement at June 30, 2015.

Cash Requirements. We intend to use our existing cash and cash equivalent balances and cash generated from operations for short-term and long-term capital expenditures and our other liquidity needs. In addition, in light of cash needs relating to our proposed Combination with Synergy (see "Proposed Combination with Synergy Health plc" under "General Overview and Executive Summary" ), and other cash requirements, it was necessary to replace our existing bank credit facilities with an expanded bank credit facility providing for additional credit availability and to obtain additional debt. Our capital requirements depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, changes in our operating expenses and other factors. To the extent that existing and anticipated sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or the sale of equity securities. We have a bridge facility available to us should the referenced Combination close without sufficient permanent financing in place. There can be no assurance that the foregoing financing arrangements will provide us with sufficient additional funds or that we will be able to obtain any additional funds we may need on terms favorable to us or at all.

Critical Accounting Policies, Estimates, and Assumptions

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2015.

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
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to note 9 of our consolidated financial statements titled, "Commitments and Contingencies" for additional information.
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

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2016, our revenues were unfavorably impacted by $7.2 million, or 1.6%, and income before taxes was favorably impacted by $4.8 million, or 14.3%, as a result of foreign currency movements relative to the U.S. dollar.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, that have or are reasonably likely to have, a material current or future impact on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital.

Forward-Looking Statements

This Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to Synergy Health plc (“Synergy”) or STERIS or its industry, products or activities that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report, and may be identified by the use of forward-looking terms such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "targets," "forecasts," "outlook," "impact," "potential," "confidence," "improve," "optimistic," "deliver," "comfortable," "trend", and "seeks," or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS and Synergy's other securities filings, including Item 1A of STERIS's Annual Report on Form 10-K, and in Synergy's annual report and accounts for the year ended 30 March 2014 (section headed "principal risks and uncertainties"). Many of these important factors are outside STERIS's or Synergy's control. No assurances can be provided as to any result or the timing of any outcome regarding matters described herein or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS and Synergy do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (b) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (c) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect Company or Synergy's performance, results, prospects or value, (d) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (e) the possibility of reduced demand, or reductions in the rate of growth in demand, for Company or Synergy products and services, (f) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS and Synergy's businesses, industry or initiatives including, without limitation, those matters described in STERIS's Form 10-K for the year ended March 31, 2015 and other securities filings, may adversely impact Company performance, results, prospects or value, (g) the possibility that anticipated financial results or benefits of recent acquisitions, or of STERIS's restructuring efforts will not be realized or will be other than anticipated, (h) the effects of the contractions in credit availability, as well as the ability of STERIS and Synergy's Customers and suppliers to adequately access the credit markets when needed, (i) the receipt of approval of both STERIS's shareholders and Synergy's shareholders for the proposed transaction with Synergy (the “Synergy transaction”), (j) the outcome of the litigation with the FTC relating to the Synergy transaction or the timing or any settlement thereof, (k) the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the Synergy transaction, (l) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the Synergy transaction within the expected time-frames or at all and to successfully integrate Synergy’s operations into those of STERIS, (m) the integration of Synergy’s operations into those of STERIS being more difficult, time-consuming or costly than expected, (n) operating costs, Customer loss and business disruption (including, without limitations, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Synergy transaction, (o) the retention of certain key employees of Synergy being difficult, (p) changes in tax laws or interpretations that could increase the consolidated tax liabilities of Synergy and STERIS, including, if the transaction is consummated, changes in tax laws that would result in the new parent UK holding company being treated as a domestic corporation for United States federal tax purposes, and (q) those risks described in STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, and other securities filings.

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

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015. Our exposures to market risks have not changed materially since March 31, 2015.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding our legal proceedings is included in this Form 10-Q in note 9 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.

ITEM 1A.	RISK FACTORS

Please see the description of the proceedings regarding the Combination in note 9 to our consolidated financial statements titled, "Commitments and Contingencies". We believe there have been no other material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, dated May 27, 2015, that would materially affect our business, results of operations, or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2016, we obtained 144,848 of our common shares in connection with stock based compensation award programs. As of June 30, 2015, $86.9 million in common shares remained authorized for repurchase under a single repurchase program which was approved by our Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common share repurchase activity during the first quarter of fiscal 2016 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
April 1-30	—		$—		—	$86,939
May 1-31	—		—		—	86,939
June 1-30	—		—		—	86,939
Total	—	(1)	$—	(1)	—	$86,939

(1)
Does not include 65 shares purchased during the quarter at an average price of $67.67 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

10.1	Stock Purchase Agreement dated June 23, 2015 by and among STERIS Corporation, General Econopak, Inc. and each of the Stockholders of General Econopak, Inc.*

10.2
Note Purchase Agreement dated as of May 15, 2015, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.1 to Form 8-K filed May 18, 2015 (Commission File No.
1-14643), and incorporated herein by reference).

10.3
Affiliate Guaranty, dated as of May 15, 2015, by STERIS Corporation and each of American Sterilizer Company, Integrated Medical Systems International, Inc., STERIS Europe, Inc., STERIS Inc., United States Endoscopy Group, Inc., Isomedix Inc. and Isomedix Operations Inc., of the Note Purchase Agreement and Notes issued pursuant thereto (filed as Exhibit 10.2 to Form 8-K filed May 18, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.4
First Amendment, dated as of May 29, 2015, by and among STERIS Corporation and New STERIS Limited, as borrowers and guarantors, various U.S. subsidiaries of STERIS Corporation, as guarantors, Bank of America, N.A., as Administrative Agent, and the various financial institutions parties thereto, as lenders, to Amended and Restated 364-Day Bridge Credit Agreement dated March 31, 2015 (filed as Exhibit 10.1 to Form 8-K filed June 1, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.5
First Amendment, dated as of May 29, 2015, by and among STERIS Corporation, as borrower and guarantor, New STERIS Limited, as borrower, various U.S. subsidiaries of STERIS Corporation, as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various financial institutions parties thereto, as lenders, to Credit Agreement dated March 31, 2015 (filed as Exhibit 10.2 to Form 8-K filed June 1, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

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

*Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President, Chief Financial Officer and Treasurer
August 7, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Stock Purchase Agreement dated June 23, 2015 by and among STERIS Corporation, General Econopak, Inc. and each of the Stockholders of General Econopak, Inc.*

10.2
Note Purchase Agreement dated as of May 15, 2015, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.1 to Form 8-K filed May 18, 2015 (Commission File No.
1-14643), and incorporated herein by reference).

10.3
Affiliate Guaranty, dated as of May 15, 2015, by STERIS Corporation and each of American Sterilizer Company, Integrated Medical Systems International, Inc., STERIS Europe, Inc., STERIS Inc., United States Endoscopy Group, Inc., Isomedix Inc. and Isomedix Operations Inc., of the Note Purchase Agreement and Notes issued pursuant thereto (filed as Exhibit 10.2 to Form 8-K filed May 18, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.4
First Amendment, dated as of May 29, 2015, by and among STERIS Corporation and New STERIS Limited, as borrowers and guarantors, various U.S. subsidiaries of STERIS Corporation, as guarantors, Bank of America, N.A., as Administrative Agent, and the various financial institutions parties thereto, as lenders, to Amended and Restated 364-Day Bridge Credit Agreement dated March 31, 2015 (filed as Exhibit 10.1 to Form 8-K filed June 1, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.5
First Amendment, dated as of May 29, 2015, by and among STERIS Corporation, as borrower and guarantor, New STERIS Limited, as borrower, various U.S. subsidiaries of STERIS Corporation, as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various financial institutions parties thereto, as lenders, to Credit Agreement dated March 31, 2015 (filed as Exhibit 10.2 to Form 8-K filed June 1, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

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

*Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.