Form 10-Q
period 2015-09-30
STERIS CORP
filed 2015-10-30
CIK 815065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
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

The number of common shares outstanding as of October 23, 2015: 59,955,983

STERIS Corporation and Subsidiaries
Form 10-Q

PART I— FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2015	March 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$162,187	$167,689
Accounts receivable (net of allowances of $11,035 and $9,415, respectively)	301,390	325,289
Inventories, net	183,951	160,818
Deferred income taxes, net	29,140	31,629
Prepaid expenses and other current assets	36,340	35,007
Total current assets	713,008	720,432
Property, plant, and equipment, net	505,355	493,053
Goodwill and intangibles, net	1,075,028	860,645
Other assets	15,687	23,161
Total assets	$2,309,078	$2,097,291
Liabilities and equity
Current liabilities:
Accounts payable	$84,083	$99,340
Accrued income taxes	349	7,154
Accrued payroll and other related liabilities	52,177	74,805
Accrued expenses and other	120,878	102,032
Total current liabilities	257,487	283,331
Long-term indebtedness	829,818	621,075
Deferred income taxes, net	77,146	71,905
Other liabilities	52,836	47,334
Total liabilities	$1,217,287	$1,023,645
Commitments and contingencies (see note 9)
Serial preferred shares, without par value; 3,000 shares authorized; no shares issued or outstanding	—	—
Common shares, without par value; 300,000 shares authorized; 70,040 shares issued; 59,914 and 59,675 shares outstanding, respectively	272,200	264,853
Common shares held in treasury, 10,126 and 10,364 shares, respectively	(319,802)	(320,343)
Retained earnings	1,198,030	1,193,791
Accumulated other comprehensive income	(59,463)	(66,669)
Total shareholders’ equity	1,090,965	1,071,632
Noncontrolling interest	826	2,014
Total equity	1,091,791	1,073,646
Total liabilities and equity	$2,309,078	$2,097,291
See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product	$274,145	$256,845	$506,452	$487,285
Service	215,752	205,884	423,347	388,087
Total revenues	489,897	462,729	929,799	875,372
Cost of revenues:
Product	148,088	142,991	277,944	272,966
Service	132,488	125,746	258,444	238,321
Total cost of revenues	280,576	268,737	536,388	511,287
Gross profit	209,321	193,992	393,411	364,085
Operating expenses:
Selling, general, and administrative	172,459	126,292	299,294	239,980
Research and development	14,255	13,006	28,020	25,415
Restructuring expenses	(56)	1,271	(782)	1,099
Total operating expenses	186,658	140,569	326,532	266,494
Income from operations	22,663	53,423	66,879	97,591
Non-operating expenses, net:
Interest expense	7,485	4,948	13,605	9,630
Interest income and miscellaneous expense	(663)	(36)	(1,125)	(256)
Total non-operating expenses, net	6,822	4,912	12,480	9,374
Income before income tax expense	15,841	48,511	54,399	88,217
Income tax expense	7,154	17,507	21,421	32,676
Net income	$8,687	$31,004	$32,978	$55,541

Net income per common share
Basic	$0.15	$0.52	$0.55	$0.94
Diluted	$0.14	$0.52	$0.55	$0.93
Cash dividends declared per common share outstanding	$0.25	$0.23	$0.48	$0.44

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income	8,687	31,004	32,978	55,541
Unrealized gain (loss) on available for sale securities, (net of taxes of ($46), $0, ($263), $0, respectively)	(552)	(44)	(1,400)	59
Amortization of pension and postretirement benefit plans costs, (net of taxes of $95, $137, $189 and $275, respectively)	(227)	(221)	(380)	(443)
Pension settlement, (net of taxes of $10,563,$0, $10,563, $0, respectively)	17,029	—	17,029	—
Change in cumulative foreign currency translation adjustment	(21,841)	(21,362)	(8,043)	(16,691)
Total other comprehensive income (loss)	(5,591)	(21,627)	7,206	(17,075)
Comprehensive income	$3,096	$9,377	$40,184	$38,466

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2015	2014
Operating activities:
Net income	$32,978	$55,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	46,098	47,835
Deferred income taxes	(8,903)	(1,005)
Share-based compensation expense	7,865	7,606
Pension settlement expense	26,515	—
Pension contributions	(4,687)	—
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	103	(373)
Excess tax benefit from share-based compensation	(4,676)	(4,505)
Other items	2,540	(4,985)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	31,621	39,447
Inventories, net	(19,986)	(24,251)
Other current assets	(675)	552
Accounts payable	(17,325)	(15,241)
Accruals and other, net	(11,996)	4,287
Net cash provided by operating activities	79,472	104,908
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(39,928)	(36,527)
Proceeds from the sale of property, plant, equipment, and intangibles	38	796
Acquisition of business, net of cash acquired	(220,840)	(179,380)
Net cash used in investing activities	(260,730)	(215,111)
Financing activities:
Proceeds from issuance of long-term obligations	350,000	—
Deferred financing fees and debt issuance costs	(2,426)	—
(Payments) proceeds under credit facilities, net	(139,750)	126,470
Repurchases of common shares	(12,974)	(5,440)
Cash dividends paid to common shareholders	(28,740)	(26,118)
Stock option and other equity transactions, net	8,111	8,686
Excess tax benefit from share-based compensation	4,676	4,505
Net cash provided by (used in) financing activities	178,897	108,103
Effect of exchange rate changes on cash and cash equivalents	(3,141)	(3,289)
Increase (decrease) in cash and cash equivalents	(5,502)	(5,389)
Cash and cash equivalents at beginning of period	167,689	152,802
Cash and cash equivalents at end of period	$162,187	$147,413

See notes to consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2015 and 2014
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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015. The Consolidated Balance Sheet at March 31, 2015 was derived from the audited consolidated financial statements at March 31, 2015, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2015 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2016.

Recent Accounting Pronouncements

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

Recently issued accounting standards impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have recently been adopted
ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs"	April 2015
The update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. This update is effective for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented. Early adoption is permitted.
			First Quarter Fiscal 2016	This update did not have a material impact on our consolidated financial position, results of operations or cash flows.
Standards that have not yet been adopted
ASU 2014-09, "Revenue from Contracts with Customers"	May 2014
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard update is effective for annual periods beginning after December 15, 2017 and interim periods within that period. Early adoption is not permitted before the original public entity effective date of December 15, 2016.
			N/A	We are currently in the process of evaluating the impact that the standard will have on our consolidated financial position, results of operations and cash flows.
ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement- Period Adjustments	September 2015
The FASB issued guidance that requires an acquirer in a business combination to recognize a measurement-period adjustment during the period in which it determines the amount, and eliminates the requirement for an acquirer to account for measurement-period adjustments retrospectively. The acquirer must also disclose the amounts and reasons for adjustments to the provisional amounts. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted.
			N/A	We are currently in the process of evaluating the impact that the guidance will have on our consolidated financial position, results of operations and cash flows.

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
Since the inception of the Restructuring Plan we have incurred pre-tax expenses totaling $19,008 related to these actions, of which $10,914 was recorded as restructuring expenses and $8,094 was recorded in cost of revenues, with restructuring expenses of $16,932, $796, and $1,280 related to the Healthcare, Life Sciences and Isomedix segments, respectively. We do not

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
The following tables summarize our total pre-tax restructuring expenses for the second quarter and first six months of fiscal 2016 and fiscal 2015:

	Fiscal 2014 Restructuring Plan
	Three months ended September 30, 2015 (1)	Six months ended September 30, 2015 (2)
Severance and other compensation related costs	$(43)	$(849)
Asset impairment and accelerated depreciation	19	19
Lease termination obligation and other	(13)	67
Product rationalization	22	299
Total restructuring expenses	$(15)	$(464)
(1) Includes $41 in expense recorded to cost to revenues on Consolidated Statements of Income.
(2) Includes $318 in expense recorded to cost to revenues on Consolidated Statements of Income.

	Fiscal 2014 Restructuring Plan
	Three months ended September 30, 2014 (1)	Six months ended September 30, 2014 (2)
Severance and other compensation related costs	$1,176	$980
Asset impairment and accelerated depreciation	—	(38)
Lease termination obligation and other	95	157
Product rationalization	(336)	(450)
Total restructuring expenses	$935	$649
(1) Includes ($336) in expense recorded to cost to revenues on Consolidated Statements of Income.
(2) Includes ($450) in expense recorded to cost to revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our restructuring liability balances and activity:

	Fiscal 2014 Restructuring Plan
		Fiscal 2016
	March 31, 2015	Provision (1)	Payments (1)	September 30, 2015
Severance and termination benefits	$2,531	$(700)	$(239)	$1,592
Lease termination obligations and other	356	—	(86)	270
Total	$2,887	$(700)	$(325)	$1,862
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

	September 30, 2015	March 31, 2015
Land and land improvements (1)	$38,415	$40,668
Buildings and leasehold improvements	272,408	263,007
Machinery and equipment	386,004	375,555
Information systems	106,725	104,049
Radioisotope	298,852	289,778
Construction in progress (1)	57,951	47,690
Total property, plant, and equipment	1,160,355	1,120,747
Less: accumulated depreciation and depletion	(655,000)	(627,694)
Property, plant, and equipment, net	$505,355	$493,053

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	September 30, 2015	March 31, 2015
Raw materials	$76,165	$67,095
Work in process	23,885	22,696
Finished goods	121,201	107,695
LIFO reserve	(17,972)	(19,071)
Reserve for excess and obsolete inventory	(19,328)	(17,597)
Inventories, net	$183,951	$160,818

5. Debt

Indebtedness was as follows:

	September 30, 2015	March 31, 2015
Private Placement	$686,318	$337,825
Credit Agreement and Swing Line Facility	143,500	283,250
Total long term debt	$829,818	$621,075

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, dated August 7, 2015, and our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

	September 30, 2015	March 31, 2015
Accrued payroll and other related liabilities:
Compensation and related items	$15,941	$16,680
Accrued vacation/paid time off	6,832	5,539
Accrued bonuses	15,202	30,159
Accrued employee commissions	10,504	12,842
Accrued pension	—	6,186
Other postretirement benefit obligations-current portion	2,789	2,789
Other employee benefit plans' obligations-current portion	909	610
Total accrued payroll and other related liabilities	$52,177	$74,805
Accrued expenses and other:
Deferred revenues	$36,938	$34,910
Self-insured risk reserves-current portion	7,460	6,897
Accrued dealer commissions	13,336	13,591
Accrued warranty	5,326	5,579
Asset retirement obligation-current portion	—	1,092
Other	57,818	39,963
Total accrued expenses and other	$120,878	$102,032
Other liabilities:
Self-insured risk reserves-long-term portion	$12,052	$12,052
Other postretirement benefit obligations-long-term portion	17,358	18,489
Defined benefit pension plans obligations-long-term portion	177	119
Other employee benefit plans obligations-long-term portion	5,449	6,634
Asset retirement obligation-long-term portion	8,504	6,991
Other	9,296	3,049
Total other liabilities	$52,836	$47,334

7. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended September 30, 2015 and 2014 were 45.2% and 36.1%, respectively. During the second quarter of fiscal 2016, we were unfavorably impacted by acquisition costs that are capitalized for tax purposes. The effective income tax rates for the six-month periods ended September 30, 2015 and 2014 were 39.4% and 37.0%, respectively.

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

As of March 31, 2015 and September 30, 2015, we had no unrecognized tax benefits and have not recorded any liability for interest and penalties.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local authorities, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2015 and, with limited exceptions, we are no longer subject to United States state and local or non-United States income tax examinations by tax authorities for years before fiscal 2011. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse effect on our consolidated financial statements.

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

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
In July 2014, the Board of Directors of American Sterilizer Company (“AMSCO”) approved the termination of the American Sterilizer Company Retirement Income Plan (“Plan”) effective October 1, 2014.  An Application for Determination was filed with the Internal Revenue Service (IRS) on August 22, 2014, with respect to the Plan termination. A Form 500 Standard Termination Notice was filed with the Pension Benefit Guaranty Corporation ("PBGC") on November 17, 2014. The 60-day PBGC waiting period lapsed without objection by the PBGC.  AMSCO received a favorable determination from the IRS regarding the termination. On August 19, 2015, an annuity contract was purchased from Massachusetts Mutual Life Insurance Company to provide Plan benefits. Plan assets were converted to cash to fund the purchase. The purchase price of the annuity contract was $51,805. An additional employer contribution of $4,687 was made to the Plan to fund the annuity purchase obligation on August 26, 2015. As a result the purchase of the annuity, we recognized a pension settlement of $26,515. In addition, plan benefits and benefit administration became the responsibility of the annuity provider. The assumptions used to measure the benefit obligation as of March 31, 2015 reflect this effort.
Additional information regarding our defined benefit pension plans and other postretirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.
Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Three Months Ended September 30,	2015	2014	2015	2014
Service cost	$11	$35	$—	$—
Interest cost	224	471	148	173
Expected return on plan assets	(403)	(785)	—	—
Amortization of loss	241	277	207	180
Settlement	26,515	—	—	—
Amortization of prior service cost	—	—	(815)	(816)
Net periodic benefit cost	$26,588	$(2)	$(460)	$(463)

	Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Six Months Ended September 30,	2015	2014	2015	2014
Service cost	$27	$70	$—	$—
Interest cost	560	944	296	346
Expected return on plan assets	(1,008)	(1,570)	—	—
Amortization of loss	602	553	414	360
Settlement	26,515	—	—	—
Amortization of prior service cost	—	—	(1,631)	(1,631)
Net periodic benefit cost	$26,696	$(3)	$(921)	$(925)

We contribute amounts to the defined benefit pension plans at least sufficient to meet the minimum requirements as stated in applicable employee benefit laws and local tax laws. We record liabilities for the difference between the fair value of the plan

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

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
On December 19, 2014 a purported shareholder of STERIS filed a Verified Stockholder Derivative Complaint in the Court of Common Pleas, Cuyahoga County, Ohio (the “Court”), against the members of STERIS’s board of directors and certain officers of STERIS, challenging the excise tax make-whole payments approved by STERIS’s board of directors in connection with the proposed combination of Synergy Health plc (“Synergy”) and STERIS (the “Combination”). STERIS was named as a nominal defendant in the action. The case is captioned St. Lucie County Fire District Firefighters’ Pension Trust Fund v. Rosebrough, Jr., et al., Case No. CV 14 837749 (the “Action”). On September 28, 2015, the defendants reached an agreement in principle with plaintiff, regarding a settlement of the Action, and that agreement is reflected in a memorandum of understanding. In connection with the contemplated settlement, STERIS agreed to make certain additional disclosures related to the make-whole payments, which disclosures were reported on the Company’s Form 8-K dated September 28, 2015, and also agreed not to grant any new stock compensation subject to Section 4985 of the Internal Revenue Code to any of the individual defendants in the Action until six months following the closing date of the Combination. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including the approval of the Court. In addition, in connection with the settlement, the parties have agreed to negotiate in good faith regarding the amount of attorneys’ fees and expenses that shall be paid to plaintiff’s counsel in connection with the Action. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

any stipulation of settlement. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
On May 28, 2015, the Federal Trade Commission (“FTC”) brought an administrative complaint against STERIS and Synergy, seeking to block the Combination. The next day the FTC filed suit against STERIS and Synergy in the United District Court for the Northern District of Ohio (“District Court”) seeking to enjoin the Combination until the administrative challenge was adjudicated. Both complaints alleged that Synergy was an “actual potential competitor” with STERIS in the market for contracted sterilization services. The FTC contended that, but for the Combination, Synergy would enter the U.S. market with a new sterilization modality and compete against STERIS at some point in the future. On September 24, 2015, the District Court issued an Opinion and Order that denied the FTC’s request to enjoin the Combination. On October 1, 2015, the FTC stated publicly that it has decided to not appeal the decision of the District Court. Also on October 1, 2015, STERIS and Synergy filed a motion in the FTC’s administrative law proceeding requesting that the FTC withdraw its administrative challenge to the Combination. On October 7, 2015, the FTC issued an order withdrawing the matter from adjudication, the effect of which is to stay the administrative proceeding until the FTC determines whether it will proceed with the administrative challenge. The FTC has not issued its decision to date.
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
Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015, and in Item 1 of Part II of this Form 10-Q titled, “Legal Proceedings.”

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
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

testing services. We provide microbial reduction services based on Customer specifications to companies that supply products to the healthcare, industrial, and consumer products industries.
Financial information for each of our segments is presented in the following table. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. The fiscal 2016 periods include expense of $26,515 resulting from the settlement of the legacy American Sterilizer Company Retirement Income Plan obligation (please refer to Note 8 titled, "Benefit Plans" for more information).
The accounting policies for reportable segments are the same as those for the consolidated Company. For the three and six month periods ended September 30, 2015, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015.
Financial information for each of our segments is presented in the following tables:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Healthcare	$362,289	$351,169	$691,616	$653,979
Life Sciences	71,040	59,148	127,812	117,762
Isomedix	55,839	51,850	109,528	103,043
Total reportable segments	489,168	462,167	928,956	874,784
Corporate and other	729	562	843	588
Total revenues	$489,897	$462,729	$929,799	$875,372
Operating income:
Healthcare	$20,336	$29,943	$38,011	$47,909
Life Sciences	18,092	13,048	31,325	24,993
Isomedix	14,784	14,399	30,034	30,590
Total reportable segments	53,212	57,390	99,370	103,492
Corporate and other	(30,549)	(3,967)	(32,491)	(5,901)
Total operating income	$22,663	$53,423	$66,879	$97,591

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Denominator (shares in thousands):
Weighted average common shares outstanding—basic	59,897	59,375	59,832	59,272
Dilutive effect of common share equivalents	473	645	496	645
Weighted average common shares outstanding and common share equivalents—diluted	60,370	60,020	60,328	59,917

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
(shares in thousands)
Number of common share options	419	486	235	416

12. Repurchases of Common Shares

During the first half of fiscal 2016, we obtained 191,959 of our common shares in connection with stock based compensation award programs. At September 30, 2015, $86,939 of STERIS common shares remained authorized for repurchase pursuant to the most recent Board approved repurchase authorization (the March 2008 Board Authorization). Also, 10,125,519 common shares were held in treasury at September 30, 2015.

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available common shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and common share grants. Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally may cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of September 30, 2015, 2,245,941 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first half of fiscal 2016 and fiscal 2015:

	Fiscal 2016	Fiscal 2015
Risk-free interest rate	1.51%	1.89%
Expected life of options	5.69 years	5.75 years
Expected dividend yield of stock	1.40%	1.87%
Expected volatility of stock	25.06%	29.86%

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
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2015	1,759,890	$37.03
Granted	366,700	66.88
Exercised	(242,345)	33.39
Forfeited	(31,837)	54.31
Canceled	(500)	24.45
Outstanding at September 30, 2015	1,851,908	$43.12	6.5 years	$41,164
Exercisable at September 30, 2015	1,090,975	$33.87	4.9 years	$33,928

We estimate that 746,415 of the non-vested stock options outstanding at September 30, 2015 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $64.97 closing price of our common shares on September 30, 2015 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our common shares.

The total intrinsic value of stock options exercised during the first half of fiscal 2016 and fiscal 2015 was $8,295 and $8,245, respectively. Net cash proceeds from the exercise of stock options were $8,111 and $8,686 for the first half of fiscal 2016 and fiscal 2015, respectively. The tax benefit from shared-based compensation was $4,676 and $4,505 for the first half of fiscal 2016 and fiscal 2015, respectively.

The weighted average grant date fair value of stock option grants was $14.66 and $13.41 for the first half of fiscal 2016 and fiscal 2015, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of September 30, 2015 and 2014 was $1,954 and $1,506, respectively. The fair value of outstanding SARs is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2015	851,173	32,800	$42.98
Granted	223,601	18,369	66.48
Vested	(202,353)	(12,071)	39.84
Canceled	(37,964)	—	49.38
Non-vested at September 30, 2015	834,457	39,098	$49.98

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first half of fiscal 2016 was $7,814.

Restricted share units carry generally the same terms and vesting requirements as restricted stock except that they may be settled in stock or cash upon vesting. Those that are settled in cash are classified as liabilities. All outstanding cash-settled

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

restricted share units vested in the first quarter of fiscal 2016. The fair value of outstanding cash-settled restricted share units as of March 31, 2015 was $334. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of September 30, 2015, there was a total of $36,547 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.39 years.

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

Changes in our warranty liability during the first half of fiscal 2016 were as follows:

Balance, March 31, 2015	$5,579
Warranties issued during the period	5,078
Settlements made during the period	(5,331)
Balance, September 30, 2015	$5,326

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $34,023 and $30,720 as of September 30, 2015 and March 31, 2015, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

15. Forward and Swap Contracts

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2015, we held foreign currency forward contracts to buy 50 million Mexican pesos, and 3 million British pounds sterling. At September 30, 2015, we held commodity swap contracts to buy 317.1 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	September 30, 2015	March 31, 2015	September 30, 2015	March 31, 2015
Prepaid & Other	$—	$12	$—	$—
Accrued expenses and other	$—	$—	$723	$616

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2015	2014	2015	2014
Foreign currency forward contracts	Selling, general and administrative	$(693)	$(426)	$(261)	$(147)
Commodity swap contracts	Cost of revenues	$(288)	$(347)	$(333)	$314

16. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at September 30, 2015 and March 31, 2015:

			Fair Value Measurements at September 30, 2015 and March 31, 2015 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	September 30	March 31	September 30	March 31	September 30	March 31	September 30	March 31
Assets:
Cash and cash equivalents (1)	$162,187	$167,689	$140,176	$148,944	$22,011	$18,745	$—	$—
Forward and swap contracts (2)	—	12	—	—	—	12	—	—
Investments (3)	6,549	8,332	6,549	8,332	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$723	$616	$—	$—	$723	$616	$—	$—
Deferred compensation plans (3)	3,150	3,757	3,150	3,757	—	—	—	—
Long term debt (4)	829,818	621,075	—	—	830,967	641,131	—	—
Contingent consideration obligations (5)	7,071	2,500	—	—	—	—	7,071	2,500

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
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2015 are summarized as follows:

Contingent Consideration
Balance at March 31, 2015	$2,500
Additions	5,000
Payments	(122)
Foreign currency translation adjustments (1)	(307)
Balance at September 30, 2015	$7,071
(1) Reported in other comprehensive income (loss).

Information regarding our investments is as follows:

			Investments at September 30, 2015 and March 31, 2015
	Cost		Unrealized Gains		Unrealized Losses (2)		Fair Value

	September 30	March 31	September 30	March 31	September 30	March 31	September 30	March 31
Available-for-sale securities:
Marketable equity securities (1)	$4,681	$4,681	$—	$—	$(1,224)	$—	$3,457	$4,681
Mutual funds	2,414	2,677	678	974	—	—	3,092	3,651
Total available-for-sale securities	$7,095	$7,358	$678	$974	$(1,224)	$—	$6,549	$8,332
(1) Our marketable equity securities have been in a unrealized loss position for less than 12 months.
(2) Amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

17. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and six months ended September 30, 2015 were as follows:

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$220	$1,068	$(9,042)	$(8,889)	$(45,050)	$(58,848)	$(53,872)	$(66,669)
Other Comprehensive Income (Loss) before reclassifications	(587)	(1,517)	34,066	33,913	(21,841)	(8,043)	11,638	24,353
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	35	117	(17,264)	(17,264)	—	—	(17,229)	(17,147)
Net current-period Other Comprehensive Income (Loss)	(552)	(1,400)	16,802	16,649	(21,841)	(8,043)	(5,591)	7,206
Balance at September 30, 2015	$(332)	$(332)	$7,760	$7,760	$(66,891)	$(66,891)	$(59,463)	$(59,463)

Details of amounts reclassified from Accumulated Other Comprehensive Income (Loss) are as follows:

(1) Realized gain (loss) on available for sale securities is reported in the interest income and miscellaneous expense line of the Consolidated Statements of Income.
(2) Amortization (gain) and settlement of defined benefit pension items is reported in the selling, general and administrative expense line of the Consolidated Statements of Income.

18. Business Acquisitions

Proposed Combination with Synergy Health plc
On October 13, 2014, we announced that we were commencing a "recommended offer" under U.K. law to acquire all outstanding shares of Synergy Health plc (“Synergy”) in a cash and stock transaction valued at £19.50 ($31.35) per Synergy share, or a total of approximately $1.9 billion based on STERIS’s closing stock price of $56.38 per share on October 10, 2014, through a newly formed U.K. entity that also would indirectly acquire all of the outstanding stock of STERIS (the "Combination"). Based on STERIS’s closing stock price of $67.00 and exchange rates as of February 3, 2015, the total value of the cash and stock transaction is approximately $2.1 billion or £23.42 ($35.52) per Synergy share. The Combination is subject to certain customary closing conditions. We are endeavoring to close the Combination on or about November 2, 2015.
Total costs of approximately $29,767 before tax, were incurred during the first six months of fiscal year 2016 related to the Combination and are reported in selling, general and administrative expense.
Fiscal 2016 Acquisitions
On July 31, 2015 we acquired all of the outstanding shares of General Econopak, Inc. (“Gepco”) for a purchase price of $176,260 in cash, subject to a customary working capital adjustment. Gepco is a Pennsylvania-based manufacturer of product solutions in the areas of sterility maintenance, barrier protection, and sterile cleanroom products for pharmaceutical, biotechnology and veterinary Customers. Gepco will be integrated into our Life Sciences business segment. The purchase price was financed through a combination of credit facility borrowings and cash on hand. The allocation of premium to intangibles and goodwill is preliminary and will be finalized after the valuation reports are completed. We anticipate that the acquisition will qualify for joint election tax benefit under Section 338 (h)(10) of the Internal Revenue Code. We recorded $2,350 of acquisition related costs, which are reported in selling, general and administrative expense.
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

STERIS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2015 and 2014
(dollars in thousands)

We also completed four other minor purchases that continued to expand our service offerings in the Healthcare and Life Sciences segments. The aggregate purchase price associated with these transactions was approximately $6,940, including potential contingent consideration of $1,760.
The Consolidated Financial Statements include the operating results of the fiscal 2016 acquisitions from the acquisition dates. Pro-forma results of operations for the fiscal 2015 periods have not been presented because the effects of the acquisition were not material to our financial results. Acquisition related costs associated with fiscal 2016 acquisitions with the exception of Gepco, have not been significant. The table below summarizes the preliminary allocation of the purchase price to the net assets acquired based on fair values at the acquisition date.

	Gepco (1)	Black Diamond (1)	Other Acquisitions
Cash	$1,108	$—	$—
Accounts receivable	4,161	2,966	647
Inventory	1,926	3,309	109
Property, plant and equipment	946	607	140
Other assets	1,621	43	—
Intangible assets	67,189	15,035	2,169
Goodwill	100,782	39,449	4,127
Total assets acquired	177,733	61,409	7,192

Accounts payable	(236)	(2,567)	(251)
Current liabilities	(1,237)	(1,958)	(1)
Non-current liabilities	—	(5,788)	—
Total liabilities assumed	(1,473)	(10,313)	(252)

Net assets acquired	$176,260	$51,096	$6,940
(1) Purchase price allocation is still preliminary as of September 30, 2015, as valuations have not been finalized.

19. U.K. Takeover Code Directors’ Confirmation

Under Rule 28.1 of the U.K.’s City Code on Takeovers and Mergers (the “Takeover Code”) which applies in light of our proposed acquisition of Synergy Health, our directors must provide a so-called “directors’ confirmation” in respect of our Consolidated Net Income for the three months ended September 30, 2015 reported in this Quarterly Report on Form 10-Q (the “Net Income Statement”) since it constitutes an unaudited profit estimate for the purposes of the Takeover Code. Accordingly, our directors confirm that:
(i)        the Consolidated Statement of Income for the three months ended September 30, 2015, has been properly compiled on the basis of the assumptions contained or referred to in this Quarterly Report; and
(ii)       the basis of accounting used for the purposes of preparing the Consolidated Statement of Income for the three months ended September 30, 2015, is consistent with our accounting policies.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS Corporation

We have reviewed the consolidated balance sheet of STERIS Corporation and subsidiaries (“STERIS”) as of September 30, 2015 and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended September 30, 2015 and 2014, and the consolidated statements of cash flows for the six-month periods ended September 30, 2015 and 2014. These financial statements are the responsibility of STERIS management.

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
October 30, 2015

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first six months of fiscal 2016 and fiscal 2015. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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
On October 13, 2014, we announced that we were commencing a "recommended offer" under U.K. law to acquire all outstanding shares of Synergy Health plc (“Synergy”) in a cash and stock transaction valued at £19.50 ($31.35) per Synergy share, or a total of approximately $1.9 billion based on STERIS’s closing stock price of $56.38 per share on October 10, 2014, through a newly formed U.K. entity that also would indirectly acquire all of the outstanding stock of STERIS (the "Combination"). Based on STERIS’s closing stock price of $67.00 and exchange rates as of February 3, 2015, the total value of the cash and stock transaction is approximately $2.1 billion or £23.42 ($35.52) per Synergy share. The Combination is subject to certain customary closing conditions. We are endeavoring to close the Combination on or about November 2, 2015.
We also are pursuing a strategy of expanding into adjacent markets with acquisitions in the Healthcare and Life Sciences segments. On July 31, 2015 we acquired all of the outstanding shares of General Econopak, Inc. (“Gepco”) a Pennsylvania-based manufacturer of consumable product solutions in the areas of sterility maintenance, barrier protection, and sterile cleanroom products for pharmaceutical, biotechnology and veterinary Customers. On June 12, 2015 we acquired the capital stock of Black Diamond Video, Inc. ("Black Diamond"), a California-based developer and provider of operating room integration systems. We also completed four other minor purchases that continued to expand our service offerings in the Healthcare and Life Sciences segments.
Fiscal 2016 second quarter revenues were $489.9 million representing an increase of 5.9% over the fiscal 2015 second quarter revenues of $462.7 million, reflecting growth within all three business segments. Fiscal 2016 first half revenues were $929.8 million representing an increase of 6.2% over the first half of fiscal 2015 revenues of $875.4 million, also reflecting growth within all three business segments.
Fiscal 2016 second quarter gross margin percentage was 42.7% compared with 41.9% for the fiscal 2015 second quarter, while fiscal 2016 first half gross margin percentage was 42.3% compared with 41.6% for the first half of fiscal 2015. The improved gross margin percentages in the second quarter and first half of fiscal 2016 were due in part to the positive gross margin impact of foreign currency and favorable material costs, which was offset by the negative impact of unfavorable product mix and other costs.
Fiscal 2016 second quarter operating income was $22.7 million, compared to fiscal 2015 second quarter operating income of $53.4 million. Fiscal 2016 first half operating income was $66.9 million compared to the fiscal 2015 first half operating income of $97.6 million. Contributing to these decreases were additional acquisition costs related to our proposed Combination with Synergy of $20.2 million and $29.5 million, quarter and year to date respectively, over the prior year periods. In addition, we incurred $26.5 million in the second quarter of fiscal 2016 in connection with a settlement of a legacy pension obligation (see Note 8 to our financial statements titled ,"Benefit Plans" for more information).
Cash flows from operations were $79.5 million and free cash flow was $39.6 million in the first six months of fiscal 2016 compared to cash flows from operations of $104.9 million and free cash flow of $69.2 million in the first six months of fiscal 2015. The decreases in cash flow from operations and free cash flow are primarily due to an increased payout level in regards to our annual compensation program paid in fiscal 2016 over fiscal 2015, a pension contribution made in connection with the settlement of a legacy pension obligation and additional expenses related to the proposed Combination with Synergy (see Note 8 to our financial statements titled,"Benefit Plans" for more information on the pension obligation settlement, and subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 43.2% at September 30, 2015 and 36.7% at March 31, 2015. During the first six months of fiscal 2016, we declared and paid quarterly cash dividends of $0.48 per common share.
Additional information regarding our financial performance during the fiscal second quarter and first six months of 2016 is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2016, our revenues were unfavorably impacted by $9.2 million, or 1.9%, and income before taxes was favorably impacted by $6.1 million, or 16.9%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2016, our revenues were unfavorably impacted by $16.4 million, or 1.7%, and income before taxes was favorably impacted by $10.9 million, or 15.7%, as a result of foreign currency movements relative to the U.S. dollar.

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

September 30, 2015 and 2014:

	Six Months Ended September 30,
(dollars in thousands)	2015	2014
Net cash flows provided by operating activities	$79,472	$104,908
Purchases of property, plant, equipment and intangibles, net	(39,928)	(36,527)
Proceeds from the sale of property, plant, equipment and intangibles	38	796
Free cash flow	$39,582	$69,177

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and the first half of fiscal 2016 compared with the same fiscal 2015 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and six months ended September 30, 2015 to the revenues for the three and six months ended September 30, 2014:

	Three Months Ended September 30,			Percent
(dollars in thousands)	2015	2014	Change	Change
Total revenues	$489,897	$462,729	$27,168	5.9%

Revenues by type:
Capital equipment revenues	152,037	143,488	8,549	6.0%
Consumable revenues	122,108	113,357	8,751	7.7%
Service revenues	215,752	205,884	9,868	4.8%

Revenues by geography:
United States revenues	395,220	365,482	29,738	8.1%
International revenues	94,677	97,247	(2,570)	(2.6)%

	Six Months Ended September 30,			Percent
(dollars in thousands)	2015	2014	Change	Change
Total revenues	$929,799	$875,372	$54,427	6.2%

Revenues by type:
Capital equipment revenues	270,257	263,883	6,374	2.4%
Consumable revenues	236,195	223,402	12,793	5.7%
Service revenues	423,347	388,087	35,260	9.1%

Revenues by geography:
United States revenues	755,689	682,833	72,856	10.7%
International revenues	174,110	192,539	(18,429)	(9.6)%
Quarter over Quarter Comparison

Revenues increased $27.2 million, or 5.9%, to $489.9 million for the quarter ended September 30, 2015, as compared to $462.7 million for the same quarter in the prior year. This increase is attributable to growth within all three business segments including our recent acquisitions. Capital equipment revenues increased 6.0% in the fiscal 2016 second quarter over the fiscal 2015 second quarter. This increase is primarily attributable to strong growth within the North America region. Consumable revenues increased 7.7% for the quarter ended September 30, 2015, as compared to the prior year quarter, driven largely by growth within all geographic regions. Service revenues increased 4.8% in the second quarter of fiscal 2016 primarily driven by growth within the North America region including an increase of 7.7% in the Isomedix business segment.
United States revenues increased $29.7 million, or 8.1%, to $395.2 million for the quarter ended September 30, 2015, as compared to $365.5 million for the same prior year quarter. This increase reflects growth in all three business segments and growth in capital equipment, consumable and service revenues.
International revenues decreased $2.6 million, or 2.6%, to $94.7 million for the quarter ended September 30, 2015, as compared to $97.2 million for the same prior year quarter. This decrease reflects declines within the Asia Pacific, Europe, Middle East, and Africa ("EMEA"), Asia Pacific and Latin America regions, which were partially offset by growth in Canada.
First Half over First Half Comparison

Revenues increased $54.4 million or 6.2% to $929.8 million for the first half of fiscal 2016, as compared to $875.4 million for the same prior year period. This increase is attributable to growth within all three segments including our recent acquisitions. Capital equipment revenues for the first half of fiscal 2016 increased $6.4 million or 2.4% compared to the prior year period. This increase is primarily attributable to strong growth within the North America region. Consumable revenues for the first half of fiscal 2016 increased 5.7% over the first half of fiscal 2015, driven largely by growth within all geographic regions. Service revenues during the first half of fiscal 2016 increased 9.1% over the first half of fiscal 2015 primarily driven by growth within the North America region including an increase of 6.3% in the Isomedix business segment.
United States revenues for the first half of fiscal 2016 were $755.7 million, an increase of $72.9 million or 10.7% over the the first half of fiscal 2015 revenues of $682.8 million. This increase reflects growth in all three business segments, and growth in capital equipment, consumable and service revenues.
International revenues for the first half of fiscal 2016 were $174.1 million, an decrease of 9.6% over the first half of fiscal 2015 revenues of $192.5 million, due to declines within the EMEA, Asia Pacific and Latin America regions.
Revenues by segment are further discussed in the section of MD&A titled, "Business Segment Results of Operations."

Gross Profit. The following tables compare our gross profit for the three and six months ended September 30, 2015 to the three and six months ended September 30, 2014:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Gross profit:
Product	$126,057	$113,854	$12,203	10.7%
Service	83,264	80,138	3,126	3.9%
Total gross profit	$209,321	$193,992	$15,329	7.9%
Gross profit percentage:
Product	46.0%	44.3%
Service	38.6%	38.9%
Total gross profit percentage	42.7%	41.9%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Gross profit:
Product	$228,508	$214,319	$14,189	6.6%
Service	164,903	149,766	15,137	10.1%
Total gross profit	$393,411	$364,085	$29,326	8.1%
Gross profit percentage:
Product	45.1%	44.0%
Service	39.0%	38.6%
Total gross profit percentage	42.3%	41.6%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit percentage for the second quarter of fiscal 2016 amounted to 42.7% as compared to the second quarter of fiscal 2015 gross profit percentage of 41.9%. The gross profit percentage increased 80 basis points in the second quarter of fiscal 2016 over fiscal 2015. Our gross profit percentage was impacted by the positive impact of foreign currency (140 basis points), favorable material costs (20 basis points), which was offset by unfavorable product mix and other (80 basis points).
Gross profit percentage for the first half of fiscal 2016 was 42.3% compared to the gross profit percentage in the first half of fiscal 2015 of 41.6%. The gross profit percentage increased 70 basis points in the first half of fiscal 2016 over fiscal 2015. Our gross profit percentage was impacted by the positive impact of foreign currency (130 basis points), which was offset by the negative impact of unfavorable product mix and other (60 basis points).

Operating Expenses. The following tables compare our operating expenses for the three and six months ended September 30, 2015 to the three and six months ended September 30, 2014:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Operating expenses:
Selling, general, and administrative	$172,459	$126,292	$46,167	36.6%
Research and development	14,255	13,006	1,249	9.6%
Restructuring expenses	(56)	1,271	(1,327)	NM
Total operating expenses	$186,658	$140,569	$46,089	32.8%
NM - Not meaningful.

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Operating expenses:
Selling, general, and administrative	$299,294	$239,980	$59,314	24.7%
Research and development	28,020	25,415	2,605	10.2%
Restructuring expenses	(782)	1,099	(1,881)	NM
Total operating expenses	$326,532	$266,494	$60,038	22.5%

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 36.6% in the second quarter of fiscal 2016 over the second quarter of fiscal 2015, and increased 24.7% in the first half of fiscal 2016 over the first half of fiscal 2015. Contributing to these increases were additional acquisition costs related to our proposed Combination with Synergy of $20.2 million and $29.5 million, quarter to date and year to date respectively, over the prior year periods. In addition, we incurred $26.5 million in the second quarter of fiscal 2016 in connection with the settlement of a legacy pension obligation (see Note 8 to our financial statements titled ,"Benefit Plans" for more information).
For the three month period ended September 30, 2015, research and development expenses increased 9.6% over the same prior year period. For the first half of fiscal 2016, research and development expenses were $28.0 million, representing an increase of 10.2% compared to the same fiscal 2015 period. The increase in fiscal 2016 periods was primarily attributable to additional spending in connection with the development of surgical related products and accessories. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2016, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
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
Since the inception of the Restructuring Plan we have incurred pre-tax expenses totaling $19.0 million related to these actions, of which $10.9 million was recorded as restructuring expenses and $8.1 million was recorded in cost of revenues, with restructuring expenses of $16.9 million, $0.8 million, and $1.3 million related to the Healthcare, Life Sciences and Isomedix segments, respectively. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
The following tables summarize our total pre-tax restructuring expenses for the second quarter and first six months of fiscal 2016 and fiscal 2015:

	Fiscal 2014 Restructuring Plan
(dollars in thousands)	Three months ended September 30, 2015 (1)	Six months ended September 30, 2015 (2)
Severance and other compensation related costs	$(43)	$(849)
Asset impairment and accelerated depreciation	19	19
Lease termination obligation and other	(13)	67
Product rationalization	22	299
Total restructuring expenses	$(15)	$(464)
(1) Includes $41 in expense recorded to cost to revenues on Consolidated Statements of Income.
(2) Includes $318 in expense recorded to cost to revenues on Consolidated Statements of Income.

	Fiscal 2014 Restructuring Plan
(dollars in thousands)	Three months ended September 30, 2014 (1)	Six months ended September 30, 2014 (2)
Severance and other compensation related costs	$1,176	$980
Asset impairment and accelerated depreciation	—	(38)
Lease termination obligation and other	95	157
Product rationalization	(336)	(450)
Total restructuring expenses	$935	$649
(1) Includes ($336) in expense recorded to cost to revenues on Consolidated Statements of Income.
(2) Includes ($450) in expense recorded to cost to revenues on Consolidated Statements of Income.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expenses, net for the three and six month periods ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,
(dollars in thousands)	2015	2014	Change
Non-operating expenses, net:
Interest expense	$7,485	$4,948	$2,537
Interest income and miscellaneous expense	(663)	(36)	(627)
Non-operating expenses, net	$6,822	$4,912	$1,910

	Six Months Ended September 30,
(dollars in thousands)	2015	2014	Change
Non-operating expenses, net:
Interest expense	$13,605	$9,630	$3,975
Interest income and miscellaneous expense	(1,125)	(256)	(869)
Non-operating expenses, net	$12,480	$9,374	$3,106

Interest expense during the fiscal 2016 period increased due to higher interest costs from our May 2015 issuance of senior notes in a private placement. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and six months ended September 30, 2015 to the three and six months ended September 30, 2014:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Income tax expense	$7,154	$17,507	$(10,353)	(59.1)%
Effective income tax rate	45.2%	36.1%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Income tax expense	$21,421	$32,676	$(11,255)	(34.4)%
Effective income tax rate	39.4%	37.0%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for continuing operations for the three and six months ended September 30, 2015 were 45.2% and 39.4% compared with 36.1% and 37.0% for the same prior year periods. During the first half of fiscal 2016, we were unfavorably impacted by acquisition costs that are capitalized for tax purposes. Conversely, during the first half of fiscal 2015, we benefited from the recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination.

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

Business Segment Results of Operations. We operate in three reportable business segments: Healthcare, Life Sciences, and Isomedix. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs. Our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015, provides additional information regarding each business segment. The following table compares business segment revenues for the three and six months ended September 30, 2015 and September 30, 2014:

(dollars in thousands)	Three Months Ended September 30,		Change	Percent Change
	2015	2014
Revenues:
Healthcare	$362,289	$351,169	$11,120	3.2%
Life Sciences	71,040	59,148	11,892	20.1%
Isomedix	55,839	51,850	3,989	7.7%
Total reportable segments	489,168	462,167	27,001	5.8%
Corporate and other	729	562	167	29.7%
Total Revenues	$489,897	$462,729	$27,168	5.9%

(dollars in thousands)	Six Months Ended September 30,		Change	Percent Change
	2015	2014
Revenues:
Healthcare	$691,616	$653,979	$37,637	5.8%
Life Sciences	127,812	117,762	10,050	8.5%
Isomedix	109,528	103,043	6,485	6.3%
Total reportable segments	928,956	874,784	54,172	6.2%
Corporate and other	843	588	255	43.4%
Total Revenues	$929,799	$875,372	$54,427	6.2%

Healthcare revenues increased $11.1 million, or 3.2%, to $362.3 million for the quarter ended September 30, 2015, as compared to $351.2 million for the same prior year quarter. Healthcare revenues for the first half of fiscal 2016 increased $37.6 million, or 5.8% to $691.6 million, as compared to $654.0 million for the first half of fiscal 2015. Fiscal 2016 second quarter increases reflect growth in capital equipment, consumable and service revenues of 3.0%, 1.7% and 4.3%, respectively. Fiscal 2016 first half increases reflect growth in capital equipment, consumable and service revenues of 2.3%, 2.4% and 11.4%, respectively. At September 30, 2015, the Healthcare segment’s backlog amounted to $136.0 million, increasing $18.9 million, or 16.1%, compared to the backlog of $117.2 million at September 30, 2014. Healthcare backlog at September 30, 2015 increased $38.4 million, or 39.3%, compared to the backlog of $97.7 million at March 31, 2015. The increase in backlog levels is consistent with our expectation for higher shipments in the second half of fiscal 2016.
Life Sciences revenues increased $11.9 million, or 20.1%, to $71.0 million for the quarter ended September 30, 2015, as compared to $59.1 million for the same prior year quarter. This increase is attributable to $7.2 million, or 31.6%, growth in consumable revenues which includes revenues from of our fiscal 2016 acquisition, Gepco, and growth in both capital equipment and service revenues of 25.3% and 3.0%, respectively. Life Science revenues for the first half of fiscal 2016 increased $10.1 million or 8.5% to $127.8 million as compared to $117.8 million for the first half of fiscal 2015. This increase is attributable to $8.5 million, or 19.1%, growth in consumable revenues, which includes revenues from of our fiscal 2016 acquisition, Gepco, and growth in both capital equipment and service revenues of 1.4% and 2.7%, respectively. At September 30, 2015, Life Sciences backlog amounted to $47.3 million, increasing $1.2 million, or 2.7%, compared to the backlog of $46.1 million at September 30, 2014. Life Sciences backlog at September 30, 2015 increased by $1.8 million, or 4.0%, compared to the backlog of $45.5 million at March 31, 2015.
Isomedix segment revenues increased $4.0 million, or 7.7%, to $55.8 million for the quarter ended September 30, 2015, as compared to $51.9 million for the same prior year quarter. Isomedix segment revenues for the first half of fiscal 2016 increased $6.5 million, or 6.3%, to $109.5 million as compared to $103.0 million for the first half of fiscal 2015. Revenues were favorably impacted by increased demand from our core medical device Customers.
The following tables compare our business segment operating results for the three and six months ended September 30, 2015 to the three and six months ended September 30, 2014:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Operating income:
Healthcare	$20,336	$29,943	$(9,607)	(32.1)%
Life Sciences	18,092	13,048	5,044	38.7%
Isomedix	14,784	14,399	385	2.7%
Total reportable segments	53,212	57,390	(4,178)	(7.3)%
Corporate and other	(30,549)	(3,967)	(26,582)	(670.1)%
Total operating income	$22,663	$53,423	$(30,760)	(57.6)%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2015	2014
Operating Income:
Healthcare	$38,011	$47,909	$(9,898)	(20.7)%
Life Sciences	31,325	24,993	6,332	25.3%
Isomedix	30,034	30,590	(556)	(1.8)%
Total reportable segments	99,370	103,492	(4,122)	(4.0)%
Corporate and other	(32,491)	(5,901)	(26,590)	(450.6)%
Total Operating Income	$66,879	$97,591	$(30,712)	(31.5)%

Segment operating income is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which results in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. Corporate cost allocations are based on each segment’s percentage of revenues, headcount, or other variables in relation to those of the total company. In addition, the Healthcare segment is responsible for the management of all but one manufacturing facility and uses standard cost to sell products to the Life Sciences segment. Corporate and other includes the revenues, gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits, as previously discussed. The fiscal 2016 periods for Corporate and other include pension expense of $26.5 million in connection with the settlement of a legacy pension obligation.
The Healthcare segment’s operating income decreased $9.6 million to $20.3 million for the second quarter of fiscal 2016 as compared to $29.9 million in the same prior year period. The Healthcare segment's operating income for the first half of fiscal 2016 decreased $9.9 million to $38.0 million as compared to $47.9 million for the first half of fiscal 2015. The decreases in the fiscal 2016 periods where primarily the result of additional expenses associated with our proposed Combination with Synergy, which was offset by the positive impact of increased volume and favorable foreign currency exchange rates.
The Life Sciences business segment’s operating income increased $5.0 million or 38.7% to $18.1 million for the second quarter of fiscal 2016 as compared to $13.0 million for the same prior year period. The Life Sciences business segment's operating income for the first half of fiscal 2016 increased by $6.3 million or 25.3% to $31.3 million as compared to $25.0 million in the first half of fiscal 2015. The segment’s operating margin was 25.5% for the second quarter of fiscal 2016 compared to 22.1% for the second quarter of fiscal 2015. The segment's operating margin was 24.5% for the first half of fiscal 2016 compared to 21.2% for the first half of fiscal 2015. The increases in operating margins in both the second quarter and the first half of fiscal 2016 were primarily attributable to increased volumes in consumable and service offerings which generate higher margins, including results from our recent acquisition of Gepco.
The Isomedix segment’s operating income increased $0.4 million or 2.7% to $14.8 million for the second quarter of fiscal 2016 as compared to $14.4 million for the same prior year period. The Isomedix segment's operating income for the first half of fiscal 2016 decreased slightly by $0.6 million or 1.8% to $30.0 million as compared to $30.6 million in the first half of fiscal 2015. The Isomedix segment's operating margin was 26.5% for the second quarter of fiscal 2016 compared to 27.8% in the same prior year period, while the operating margin was 27.4% in the first half of fiscal 2016 compared to 29.7% in the first half of fiscal 2015. The segment’s operating margin declines in the second quarter and first half of fiscal 2016 were primarily the result of expenses associated with our proposed Combination with Synergy and Cobalt 60 disposal costs, which were partially offset by increases in volume.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the six months ended September 30, 2015 and 2014:

	Six Months Ended September 30,
(dollars in thousands)	2015	2014
Net cash provided by operating activities	$79,472	$104,908
Net cash used in investing activities	$(260,730)	$(215,111)
Net cash provided by financing activities	$178,897	$108,103
Debt-to-total capital ratio	43.2%	36.8%
Free cash flow	$39,582	$69,177

Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $79.5 million for the first six months of fiscal 2016 as compared with $104.9 million for the first six months of fiscal 2015. The decreases in cash flow from operations are primarily due to an increased payout level in regards to our annual compensation program paid in fiscal 2016 over fiscal 2015, a pension contribution made in connection with the settlement of a legacy pension obligation and additional expenses related to the proposed Combination with Synergy.
Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $260.7 million for the first six months of fiscal 2016 compared with $215.1 million for the first six months of fiscal 2015. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2016 and fiscal 2015:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $39.9 million for the first six months of fiscal 2016 as compared to $36.5 million during the same prior year period.

•
Investments in businesses, net of cash acquired – During fiscal 2016, we used $220.8 million for acquisitions. For more information on these acquisitions refer to note 18 to our consolidated financial statements titled, "Business Acquisitions". During the first half of fiscal 2015, we used $173.6 million of cash for the acquisition of Integrated Medical Systems International, Inc. and related real estate. During the first half of fiscal 2015, we also paid a working capital settlement of $0.8 million and deferred consideration of $5.0 million for the fiscal 2014 acquisition of Eschmann Holdings Ltd. For more information on these acquisitions refer to our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.

Net Cash Provided By (Used In) Financing Activities – The net cash provided by financing activities amounted to $178.9 million for the first six months of fiscal 2016 compared with $108.1 million for the first six months of fiscal 2015. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2016 and fiscal 2015:

•
Proceeds from issuance of long-term obligations- On May 15, 2015, we issued $350.0 million of senior notes in a private placement, which are long-term obligations. Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, dated August 7, 2015, and our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.

•
Deferred financing fees and debt issuance costs- During the first half of fiscal 2016, we paid $2.4 million in financing fees and debt issuance costs related to our Credit Agreement and Private Placement debt. Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, dated August 7, 2015, and our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.

•
 Proceeds (payments) under credit facilities, net - At September 30, 2015, we had $143.5 million of debt outstanding under our credit facilities, reflecting net borrowings of $139.8 million. At September 30, 2014, we had $280.0 million of debt outstanding under our revolving credit facility, reflecting net borrowings of $126.5 million.

•
Repurchases of common shares – During the first six months of fiscal 2016, we obtained 191,959 of our common shares in connection with stock based compensation awards for an aggregate amount of $13.0 million. During the same period in fiscal 2015, we obtained of 137,183 of our common shares in connection with stock based compensation awards for an aggregate amount of $5.4 million.

•
Cash dividends paid to common shareholders – During the first six months of fiscal 2016, we paid total cash dividends of $28.7 million, or $0.48 per outstanding common share. During the first six months of fiscal 2015, we paid total cash dividends of $26.1 million, or $0.44 per outstanding common share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing common shares under our various employee stock option programs. During the first six months of fiscal 2016 and fiscal 2015, we received cash proceeds totaling $8.1 million and $8.7 million, respectively, under these programs.

•
Excess tax benefit from share-based compensation – During the first six months of fiscal 2016, we received a total tax benefit from share based compensation of $4.7 million. During the first six months of fiscal 2015, we received a total tax benefit from share based compensation of $4.5 million.

Cash Flow Measures. Free cash flow was $39.6 million in the first six months of fiscal 2016 compared to $69.2 million in the prior year first six months (see the subsection above titled "Non-GAAP Financial Measures", for additional information and related reconciliation of cash flows from operations to free cash flow). The decreases in cash flow from operations and free cash flow are primarily due to an increased payout level in regards to our annual compensation program paid in fiscal 2016 over fiscal 2015, a pension contribution made in connection with the settlement of a legacy pension obligation and additional expenses related to the proposed Combination with Synergy (see Note 8 to our financial statements titled,"Benefit Plans" for more information on the pension obligation settlement). Our debt-to-total capital ratio was 43.2% at September 30, 2015 and 36.8% at September 30, 2014.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015. Our commercial commitments were approximately $46.0 million at September 30, 2015, reflecting a net increase of $6.0 million in surety bonds and other commercial commitments from March 31, 2015. Our outstanding borrowing under our credit facilities was $143.5 million as of September 30, 2015. There were no letters of credit outstanding under the credit facilities at September 30, 2015.

Cash Requirements. We intend to use our existing cash and cash equivalent balances and cash generated from operations for short-term and long-term capital expenditures and our other liquidity needs. In addition, in light of cash needs relating to our proposed Combination with Synergy (see "Proposed Combination with Synergy Health plc" under "General Overview and Executive Summary" ), and other cash requirements, it was necessary to replace our existing bank credit facilities with an expanded bank credit facility providing for additional credit availability and to obtain additional debt. Our capital requirements depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, changes in our operating expenses and other factors. To the extent that existing and anticipated sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or the sale of equity securities. We have a bridge facility available to us at the time of closing of the referenced Combination should the Combination close without sufficient permanent financing in place. There can be no assurance that the foregoing financing arrangements will provide us with sufficient additional funds or that we will be able to obtain any additional funds we may need on terms favorable to us or at all.

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
International Operations
Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2016, our revenues were unfavorably impacted by $9.2 million, or 1.9%, and income before taxes was favorably impacted by $6.1 million, or 16.9%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2016, our revenues were unfavorably impacted by $16.4 million, or 1.7%, and income before taxes was favorably impacted by $10.9 million, or 15.7%, as a result of foreign currency movements relative to the U.S. dollar.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, that have or are reasonably likely to have, a material current or future impact on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital.

Forward-Looking Statements

This Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to Synergy or STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this Form 10-Q and may be identified by the use of forward- looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS and Synergy’s other securities filings, including Item 1A of STERIS’s Annual Report on Form 10-K for the year ended March 31, 2015 and in Synergy’s annual report and accounts for the year ended 29 March 2015 (section headed “principal risks and uncertainties”). Many of these important factors are outside of STERIS’s or Synergy’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in the Form 10-Q or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS and Synergy do not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized.

Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction, (b) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the transaction within the expected time-frames or at all and to successfully integrate Synergy’s operations into those of STERIS, (c) the integration of Synergy’s operations into those of STERIS being more difficult, time-consuming or costly than expected, (d) operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the transaction, (e) the retention of certain key employees of Synergy being difficult, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, if the transaction is consummated, changes in tax laws that would result in New STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s or Synergy’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s or Synergy’s products and services, (l) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS and Synergy’s businesses, industry or initiatives including, without limitation, those matters described in STERIS’s Form 10-K for the year ended March 31, 2015 and other securities filings, may adversely impact STERIS’s or Synergy’s performance, results, prospects or value, (m) the possibility that anticipated financial results or benefits of recent acquisitions, or of STERIS’s restructuring efforts will not be realized or will be other than anticipated, (n) the effects of the contractions in credit availability, as well as the ability of STERIS’s and Synergy’s customers and suppliers to adequately access the credit markets when needed, and (o) those risks described in STERIS’s Annual Report on Form 10-K for the year ended March 31, 2015, and other securities filings.

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

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of fiscal 2016, we obtained 34,934,000 of our common shares in connection with stock based compensation award programs. We did not repurchase any of our shares during the second quarter of fiscal 2016. When we do make repurchases, they are made pursuant to a single repurchase program which was approved by our Board of Directors and announced on March 14, 2008, authorizing the repurchase of up to $300.0 million of our common shares. As of September 30, 2015, $86.9 million in common shares remained authorized for repurchase under this authorization. This common share repurchase authorization does not have a stated maturity date. The following table summarizes the common shares repurchase activity during the second quarter of fiscal 2016 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
July 1-31	—		$—		—	$86,939
August 1-31	—		—		—	86,939
September 1-30	—		—		—	86,939
Total	—	(1)	$—	(1)	—	$86,939

(1)
Does not include 20 shares purchased during the quarter at an average price of $65.49 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
10.1
Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2015 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed July 8, 2015 (Commission File No. 1-14643), and incorporated herein by reference).*

10.2	Description of STERIS Corporation Non-Employee Director Compensation Program.*

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.
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

STERIS Corporation

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President, Chief Financial Officer and Treasurer
October 30, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2015 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed July 8, 2015 (Commission File No. 1-14643), and incorporated herein by reference).*

10.2	Description of STERIS Corporation Non-Employee Director Compensation Program.*

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.
* A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.